Form 10-Q
period 2002-11-06
IMPERIAL OIL LTD
filed 2002-11-07
CIK 49938

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-12014

IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	98-0017682 (I.R.S. Employer Identification No.)
111 St. Clair Avenue West, Toronto, Ontario, Canada (Address of principal executive offices)	M5W 1K3 (Postal Code)
Registrant's telephone number, including area code: 1-800-567-3776

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of common shares outstanding, as of September 30, 2002, was 378,863,095.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2001, and Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Statements in this report regarding future events or conditions are forward-looking statements. Actual results could differ materially due to the impact of market conditions, changes in law or governmental policy, changes in operating conditions and costs, changes in project schedules, operating performance, demand for oil and gas, commercial negotiations or other technical and economic factors.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF EARNINGS

(unaudited)

	Third quarter		Nine months to September 30
	2002	2001	2002	2001
	millions of dollars
REVENUES
Operating revenues	4,456	4,165	12,112	13,647
Investment and other income(3)	76	25	100	80

TOTAL REVENUES(2)	4,532	4,190	12,212	13,727

EXPENSES
Exploration	5	12	20	23
Purchases of crude oil and products	2,659	2,458	7,276	8,195
Operating	744	780	2,340	2,323
Federal excise tax	327	313	924	889
Depreciation and depletion	184	175	526	546
Financing costs(6)	56	69	28	131

TOTAL EXPENSES	3,975	3,807	11,114	12,107

EARNINGS BEFORE INCOME TAXES	557	383	1,098	1,620
INCOME TAXES	213	145	342	575

NET EARNINGS(2)	344	238	756	1,045

PER-SHARE INFORMATION—dollars
Net earnings—basic(9)	0.91	0.61	2.00	2.64
Net earnings—diluted(9)	0.91	0.61	2.00	2.64
Dividends	0.210	0.210	0.630	0.615

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(unaudited)

	Third quarter		Nine months to September 30
	2002	2001	2002	2001
	millions of dollars
RETAINED EARNINGS AT BEGINNING OF PERIOD	2,634	2,790	2,392	2,191
Net earnings for the period	344	238	756	1,045
Share purchases(10)	—	(334)	(11)	(381)
Dividends	(79)	(82)	(238)	(243)

RETAINED EARNINGS AT END OF PERIOD	2,899	2,612	2,899	2,612

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Nine months to September 30
	Third quarter
inflow/(outflow)
	2002	2001	2002	2001
	millions of dollars
OPERATING ACTIVITIES
Net earnings	344	238	756	1,045
Depreciation and depletion	184	175	526	546
(Gain)/loss on asset sales, after tax(3)	—	(1)	(3)	(3)
Future income taxes and other	(34)	22	(243)	(63)

Cash flow from earnings	494	434	1,036	1,525
Accounts receivable	(59)	147	(229)	254
Inventories and prepaids	(24)	(83)	(201)	(221)
Income taxes payable	184	(30)	(255)	(201)
Accounts payable and other	(258)	(157)	387	364

Change in operating assets and liabilities	(157)	(123)	(298)	196

CASH FROM OPERATING ACTIVITIES	337	311	738	1,721

INVESTING ACTIVITIES
Additions to property, plant and equipment	(386)	(289)	(995)	(653)
Proceeds from asset sales(3)	6	11	50	33

CASH FROM(USED IN) INVESTING ACTIVITIES	(380)	(278)	(945)	(620)

CASH FLOW BEFORE FINANCING ACTIVITIES	(43)	33	(207)	1,101
FINANCING ACTIVITIES
Short-term debt—net	—	309	(460)	309
Long-term debt issued	—	—	500	—
Repayment of long-term debt	—	(308)	—	(308)
Common shares purchased(10)	—	(379)	(13)	(433)
Dividends paid	(79)	(84)	(239)	(240)

CASH FROM(USED IN) FINANCING ACTIVITIES	(79)	(462)	(212)	(672)

INCREASE(DECREASE) IN CASH	(122)	(429)	(419)	429
CASH AT BEGINNING OF PERIOD	575	1,878	872	1,020

CASH AT END OF PERIOD	453	1,449	453	1,449

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(unaudited)

	As at Sept. 30 2002	As at Dec. 31 2001
	millions of dollars
ASSETS
Current assets
Cash	453	872
Accounts receivable	1,221	992
Inventories of crude oil and products	616	478
Materials, supplies and prepaid expenses	179	116
Future income tax assets	338	227

Total current assets	2,807	2,685
Investments and other long-term assets	136	139
Property, plant and equipment at cost	17,539	16,756
less accumulated depreciation and depletion	(9,388)	(9,047)

Property, plant and equipment (net)	8,151	7,709
Goodwill	204	204
Other intangible assets(4)	25	24

TOTAL ASSETS	11,323	10,761

LIABILITIES
Current liabilities
Short-term debt	—	460
Accounts payable and accrued liabilities	2,115	1,791
Income taxes payable	527	774

Total current liabilities	2,642	3,025
Long-term debt	1,541	1,029
Other long-term obligations(7)	1,127	1,063
Future income tax liabilities	1,175	1,311

TOTAL LIABILITIES	6,485	6,428
SHAREHOLDERS' EQUITY
Common shares(10)	1,939	1,941
Earnings retained and used in the business	2,899	2,392

TOTAL SHAREHOLDERS' EQUITY	4,838	4,333

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	11,323	10,761

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2002, and December 31, 2001, and the results of operations and changes in cash flows for the nine months ending September 30, 2002, and 2001. All such adjustments are of a normal recurring nature.

        The results for the nine months ending September 30, 2002, are not necessarily indicative of the operations to be expected for the full year.

        All figures are in millions of Canadian dollars unless otherwise stated.

1.    Adjustments under United States GAAP

        The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following.

	Third quarter		Nine months to September 30
	2002	2001	2002	2001
	millions of dollars
Earnings as shown in financial statements(2)(a)	344	238	756	1,045
Impact of U.S. accounting principles(b)
Capitalized interest	—	(1)	(2)	(3)
Enacted tax rate difference	(2)	1	(22)	(12)

Net earnings under U.S. GAAP(a)	342	238	732	1,030
Other comprehensive income, net of tax(b):
Minimum pension liability adjustment (net of nil tax expense in 2002 and $2 million tax benefit in 2001)	—	(3)	—	(2)

Comprehensive income under U.S. GAAP	342	235	732	1,028

        The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows.

	As at September 30, 2002		As at December 31, 2001
	As Reported	U.S. GAAP	As Reported	U.S. GAAP
Current assets	2,469	2,469	2,458	2,458
Future income tax assets	338	389	227	277
Investments and other long-term assets	136	136	139	139
Property, plant and equipment—cost	17,539	17,639	16,756	16,857
Property, plant and equipment—accumulated depreciation and depletion	(9,388)	(9,478)	(9,047)	(9,133)
Goodwill	204	204	204	204
Other intangible assets(4)	25	137	24	136

TOTAL ASSETS	11,323	11,496	10,761	10,938

Current liabilities	2,642	2,651	3,025	3,025
Long-term debt	1,541	1,541	1,029	1,029
Other long-term obligations	1,127	1,366	1,063	1,303
Future income tax liabilities	1,175	1,191	1,311	1,315
Shareholders' equity	4,838	4,747	4,333	4,266

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	11,323	11,496	10,761	10,938

Shareholders' Equity:
Common shares at stated value
At beginning	1,941	1,941	2,039	2,039
Share purchases at stated value	(2)	(2)	(98)	(98)

At end	1,939	1,939	1,941	1,941

Retained earnings
At beginning	2,392	2,402	2,191	2,217
Net earnings for the period	756	732	1,239	1,223
Share purchases in excess of stated value	(11)	(11)	(714)	(714)
Dividends	(238)	(238)	(324)	(324)

At end	2,899	2,885	2,392	2,402

Accumulated other comprehensive income
At beginning	—	(77)	—	(25)
Other comprehensive income for the period	—	—	—	(52)

At end	—	(77)	—	(77)

Total shareholders' equity	4,838	4,747	4,333	4,266

  (a)
  Earnings per share (dollars)(9)

	Third quarter		Nine months
	2002	2001	2002	2001
Under accounting principles of
Canada—basic	0.91	0.61	2.00	2.64
—diluted	0.91	0.61	2.00	2.64
United States—basic	0.90	0.61	1.93	2.60
—diluted	0.90	0.61	1.93	2.60
  (b)
  Impact of accounting principles

    An explanation of these items is found on pages 16 to 19 of the company's annual report on Form 10-K for the year ended December 31, 2001.

  (c)
  Accounting changes

    As of January 1, 2002, the company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No.142 (FAS 142), "Goodwill and Other Intangible Assets" and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

    FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and certain intangibles with indefinite lives are no longer amortized but are subject to annual impairment tests. Intangible assets that have finite useful lives continue to be amortized over their useful lives. The Canadian Institute of Chartered Accountants (CICA) adopted a similar standard that harmonizes Canadian GAAP with U.S. GAAP. Disclosures required by the new U.S. and Canadian accounting standards are described in note 4.

    FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new standard retains the requirements of existing U.S. GAAP to recognize an impairment loss if the carrying amount exceeds undiscounted cash flows and to measure the impairment loss as the difference between the carrying amount and fair value of the asset. FAS 144 also retains the existing U.S. GAAP requirement to report separately discontinued operations, but extends that reporting to a component of the company that has been disposed of or is classified as held for sale. Adoption of FAS 144 did not have a material effect on the Company's operations or financial condition.

  (d)
  Recently issued Statement of Financial Accounting Standard

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.143 (FAS 143), "Accounting for Asset Retirement Obligations" in June 2001, and Statement of Financial Accounting Standards No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002.

    FAS 143, effective January 1, 2003, requires the fair value of a legal liability related to an asset retirement be recognized in the period in which it is incurred. The associated asset retirement costs must be capitalized as part of the carrying amount of the related long-lived asset and subsequently amortized to expense. Subsequent changes in the liability will result from the passage of time (interest cost) and revisions to cash flow estimates. The effect on the company of adopting FAS 143 is under evaluation.

    FAS 146 applies to exit and disposal activities initiated after December 31, 2002. The Standard requires the fair value of a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred. The company is not engaged in any current exit or disposal activities.

  (e)
  The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or September 30, 2002, nor were any significant derivatives undertaken during the first nine months of 2002.

2.    Business segments

	Resources		Products		Chemicals
Third quarter
	2002	2001	2002	2001	2002	2001
	millions of dollars
REVENUES
Operating revenues(a)	648	685	3,556	3,257	252	223
Intersegment sales(b)	647	573	273	296	54	63
Investment and other income	68	2	6	5	—	—

TOTAL REVENUES	1,363	1,260	3,835	3,558	306	286

EXPENSES
Exploration(c)	5	12	—	—	—	—
Purchases(b)	438	544	2,986	2,635	209	210
Operating(b)	245	235	442	484	56	58
Federal excise tax	—	—	327	313	—	—
Depreciation and depletion	130	115	48	54	6	6
Financing costs	—	—	—	1	—	—

TOTAL EXPENSES	818	906	3,803	3,487	271	274

EARNINGS BEFORE INCOME TAXES	545	354	32	71	35	12
INCOME TAXES	202	123	11	29	13	5

NET EARNINGS	343	231	21	42	22	7

EXPORT SALES TO THE UNITED STATES	246	278	152	207	137	125
CASH FLOW FROM EARNINGS	436	324	38	95	25	15
CAPEX(c)	242	205	136	89	13	7

	Corporate		Consolidated
Third quarter
	2002	2001	2002	2001
	millions of dollars
REVENUES
Operating revenues(a)	—	—	4,456	4,165
Intersegment sales(b)	—	—	—	—
Investment and other income	2	18	76	25

TOTAL REVENUES	2	18	4,532	4,190

EXPENSES
Exploration(c)	—	—	5	12
Purchases(b)	—	—	2,659	2,458
Operating(b)	1	4	744	780
Federal excise tax	—	—	327	313
Depreciation and depletion	—	—	184	175
Financing costs	56	68	56	69

TOTAL EXPENSES	57	72	3,975	3,807

EARNINGS BEFORE INCOME TAXES	(55)	(54)	557	383
INCOME TAXES	(13)	(12)	213	145

NET EARNINGS	(42)	(42)	344	238

EXPORT SALES TO THE UNITED STATES	—	—	535	610
CASH FLOW FROM EARNINGS	(5)	—	494	434
CAPEX(c)	—	—	391	301

  (a)
  Includes crude sales made by Products in order to optimize refining operations.

  (b)
  Consolidated amounts exclude intersegment transactions, as follows:
	2002	2001
Purchases	974	931
Operating expenses	—	1

Total intersegment sales	974	932

  (c)
  Capital and exploration expenditures (CAPEX) include exploration expenses and additions to property, plant and equipment.

	Resources		Products		Chemicals
Nine months to September 30
	2002	2001	2002	2001	2002	2001
	millions of dollars
REVENUES
Operating revenues(a)	1,788	2,634	9,608	10,277	716	736
Intersegment sales(b)	1,626	1,714	744	1,088	152	203
Investment and other income	73	9	18	16	—	—

TOTAL REVENUES	3,487	4,357	10,370	11,381	868	939

EXPENSES
Exploration(c)	20	23	—	—	—	—
Purchases(b)	1,254	2,013	7,929	8,450	614	736
Operating(b)	793	760	1,369	1,386	171	164
Federal excise tax	—	—	924	889	—	—
Depreciation and depletion	356	349	153	180	17	17
Financing costs	1	1	1	2	—	—

TOTAL EXPENSES	2,424	3,146	10,376	10,907	802	917

EARNINGS BEFORE INCOME TAXES	1,063	1,211	(6)	474	66	22
INCOME TAXES	333	390	(5)	196	24	8

NET EARNINGS	730	821	(1)	278	42	14

EXPORT SALES TO THE UNITED STATES	651	856	470	572	386	400
CASH FLOW FROM EARNINGS	966	1,025	35	482	54	30
CAPEX(c)	649	476	349	179	17	21
TOTAL ASSETS AS AT SEPT. 30(b)	5,770	5,287	5,039	4,711	396	414
CAPITAL EMPLOYED AS AT SEPT. 30	3,229	2,312	2,472	2,072	178	183

	Corporate		Consolidated
Nine months to September 30
	2002	2001	2002	2001
	millions of dollars
REVENUES
Operating revenues(a)	—	—	12,112	13,647
Intersegment sales(b)	—	—	—	—
Investment and other income	9	55	100	80

TOTAL REVENUES	9	55	12,212	13,727

EXPENSES
Exploration(c)	—	—	20	23
Purchases(b)	—	—	7,276	8,195
Operating(b)	8	14	2,340	2,323
Federal excise tax	—	—	924	889
Depreciation and depletion	—	—	526	546
Financing costs	26	128	28	131

TOTAL EXPENSES	34	142	11,114	12,107

EARNINGS BEFORE INCOME TAXES	(25)	(87)	1,098	1,620
INCOME TAXES	(10)	(19)	342	575

NET EARNINGS	(15)	(68)	756	1,045

EXPORT SALES TO THE UNITED STATES	—	—	1,507	1,828
CASH FLOW FROM EARNINGS	(19)	(12)	1,036	1,525
CAPEX(c)	—	—	1,015	676
TOTAL ASSETS AS AT SEPT. 30(b)	453	1,450	11,323	11,616
CAPITAL EMPLOYED AS AT SEPT. 30	500	1,480	6,379	6,047

  (a)
  Includes crude sales made by Products in order to optimize refining operations.

  (b)
  Consolidated amounts exclude intersegment transactions, as follows:

	2002	2001
Purchases	2,521	3,004
Operating expenses	1	1

Total intersegment sales	2,522	3,005

Intersegment receivables and payables	335	246

  (c)
  Capital and exploration expenditures (CAPEX) include exploration expenses and additions to property, plant and equipment.

3.    Investment and other income

        Investment and other income includes gains and losses on asset sales as follows:

	Third quarter		Nine months
	2002	2001	2002	2001
	millions of dollars
Proceeds from asset sales	6	11	50	33
Assets and liabilities disposed of(a)	6	10	47	28

Gain/(loss) on asset sales, before tax	—	1	3	5

Gain/(loss) on asset sales, after tax	—	1	3	3

  (a)
  Assets sold did not include cash.

4.    Goodwill and other intangible assets

        The new CICA standard dealing with accounting for goodwill and other intangible assets eliminates the amortization of goodwill. The standard does not permit retroactive application. On a pro forma basis, the impact of adopting the new goodwill accounting standard on prior period earnings is:

	Third quarter		Nine months
	2002	2001	2002	2001
	millions of dollars
Net earnings	344	238	756	1,045
Add back: goodwill amortization	—	7	—	21

Adjusted net earnings	344	245	756	1,066

Per share—basic and diluted (dollars)
Net earnings	0.91	0.61	2.00	2.64
Goodwill amortization	—	0.01	—	0.05

Net earnings as adjusted	0.91	0.62	2.00	2.69

        Total assets include amortized intangible assets, consisting primarily of acquired customer lists, as follows:

	Nine months
	2002	2001
	millions of dollars
Cost	54	48
Accumulated amortization	(29)	(24)

Net intangible assets	25	24

Amortization expense	3	3
Customer lists acquired	4	9

        The estimated annual amortization expense for intangible assets in each of the next five years is $4 million.

5.    Foreign currency translation

        The new CICA standard dealing with accounting for foreign currency translation eliminates the deferral and amortization of translation gains or losses. The new standard has been applied retroactively, and financial statements of prior periods have been restated. The impact of adopting the new foreign currency translation standard on the consolidated balance sheet and statement of earnings is:

Change in consolidated balance sheet

	As at Sept. 30
	2002	2001
	millions of dollars—increase/(decrease)
Long-term debt	89	127
Future income tax liabilities	(19)	(26)
Retained earnings	(70)	(101)

Total liabilities and shareholders' equity	—	—

Change in consolidated statement of earnings

	Third quarter		Nine months
	2002	2001	2002	2001
	millions of dollars—increase/(decrease)
Total expenses	35	26	(32)	12
Income taxes	(6)	(5)	6	(2)

Net earnings	(29)	(21)	26	(10)

Earnings per share—basic and diluted (dollars)	(0.08)	(0.06)	0.07	(0.03)

6.    Financing costs

	Third quarter		Nine months
	2002	2001	2002	2001
	millions of dollars
Debt related interest	10	19	29	66
Other interest	—	1	2	3

Total interest expense	10	20	31	69
Foreign exchange expense (gain) on long-term debt	46	49	(3)	62

Total financing costs	56	69	28	131

7.    Other long-term obligations

	As at Sept. 30 2002	As at Dec. 31 2001
	millions of dollars
Employee retirement benefits	608	560
Site restoration	433	415
Other obligations	86	88

Total other long-term obligations	1,127	1,063

8.    Incentive compensation programs

        The company's incentive compensation programs include incentive share units that require settlement by cash payments and are recorded as compensation expense in the consolidated statement of earnings. Further details of the incentive share unit programs, including the company's accounting policy, are described in the 2001 annual report on Form 10-K.

        In April 2002, shareholders approved an incentive stock-option plan to replace the company's current incentive share unit plan. Under the new stock-option plan, a total of 3,210,200 options were granted on April 30, 2002, for the purchase of the company's common shares at an exercise price of $46.50 per share. Up to 50 percent of the options may be exercised on or after January 1, 2003, a further 25 percent may be exercised on or after January 1, 2004, and the remaining 25 percent may be exercised on or after January 1, 2005. Any unexercised options expire after April 29, 2012. Shares available for granting under the incentive stock-option plan were 20 million at September 30, 2002.

        The company does not recognize compensation expense on the issuance of stock options because the exercise price is equal to the market value at the date of grant. If the fair value based method of accounting had been adopted, net income and earnings per share (on both a basic and diluted basis) would have been reduced by $6 million or $0.02 per share in the third quarter and $10 million or $0.03 per share in the first nine months of 2002. The average fair value of each option granted during 2002 was $12.70. The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7 percent; expected life of five years; volatility of 25 percent and a dividend yield of 1.9 percent.

        The company expects to purchase shares on the market to fully offset the dilutive effects from the exercise of stock options.

        The company's accounting policy for its incentive compensation programs complies with the new CICA standard that became effective January 1, 2002. Consequently, there was no impact on the recorded expense or liability upon adoption of the new accounting standard.

9.    Earnings per share

        There is no significant dilutive effect on basic net earnings per share from the outstanding incentive stock options described in note 8.

10.  Common shares

	As at Sept. 30 2002	As at Dec. 31 2001
	thousands of shares
Authorized	450,000	450,000
Common shares outstanding	378,863	379,159

        In 1995 through 2001, the company purchased shares under seven 12-month normal course share-purchase programs, as well as an auction tender. On June 21, 2002, another 12-month normal course program was implemented with an allowable purchase of 18.9 million shares (five percent of the total on June 19, 2002), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year
	Shares	Dollars
1995 - 2000	183.3	4,344
2001 - Third quarter	9.0	379
Full year	19.1	812
2002 - Third quarter	—	—
Year to date	0.3	13
Cumulative purchases to date	202.7	5,169

        Exxon Mobil Corporation's participation in the above maintained its ownership interest in Imperial at 69.6 percent.

        The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

        The company's net earnings for the third quarter of 2002 were $344 million or $0.91 a share, compared with $238 million or $0.61 a share for the same period last year. Earnings increased as a result of higher prices for crude oil, partly offset by lower petroleum products margins. Net earnings for the first three quarters of 2002 were $756 million or $2 a share, compared with $1,045 million or $2.64 a share for nine months ending September 30, 2001. Earnings decreased as a result of lower prices for natural gas, lower production volumes for crude oil and much weaker petroleum products markets.

        Total revenues were $4,532 million in the third quarter and $12,212 million in the first nine months of 2002, compared with $4,190 million and $13,727 million in the corresponding periods last year.

Natural resources

        During the third quarter of 2002, net earnings from natural resources were $343 million, the second-best quarterly performance on record, compared with $231 million during the third quarter of 2001. Third quarter earnings increased on improved heavy oil markets and higher prices for conventional crude oil. Net earnings for the first nine months of 2002 were $730 million compared with $821 million during the same nine-month period last year. Earnings declined primarily because of lower prices for natural gas. Improved heavy oil markets more than offset reduced production of crude oil and lower prices for conventional oil.

        Prices for natural gas averaged $3.36 a thousand cubic feet in the third quarter and $3.61 a thousand cubic feet in the first nine months of 2002, compared with $3.57 a thousand cubic feet during the third quarter and $6.60 in the first nine months last year. Prices for conventional crude oil averaged $40.06 a barrel in the third quarter and $35.76 a barrel in the first nine months this year, compared with $37.01 a barrel and $38.32 a barrel during the corresponding periods in 2001.

        Gross production of natural gas during the third quarter of 2002 was 527 million cubic feet a day, compared with 550 million cubic feet a day during the same period last year. Nine-month average gross production was 538 million cubic feet a day in 2002, versus 581 million cubic feet a day during the first nine months of 2001. The decrease was mainly due to natural production decline.

        During the third quarter and nine months ended September 30, 2002, gross production of conventional crude oil averaged 49 thousand barrels a day and 51 thousand barrels a day, respectively, compared with 55 thousand barrels a day during the corresponding periods in 2001. Natural reservoir decline was the main reason for the reduced production. Production of natural gas liquids (NGLs) available for sale was 27 thousand barrels a day in both the third quarter and the first nine months of 2002, versus 26 thousand barrels a day and 28 thousand barrels a day in the corresponding periods last year.

        The company's share of Syncrude's gross production was 65 thousand barrels a day in the third quarter and averaged 56 thousand barrels a day in the first nine months of 2002, compared with 53 thousand barrels a day and 55 thousand barrels a day during the corresponding periods last year. Higher volumes of production during the third quarter of 2002 were attributable to the lower scheduled turnaround maintenance and sustained operations during the period.

        Cold Lake bitumen production was 117 thousand barrels a day during the third quarter and 110 thousand barrels a day in the first nine months of 2002, versus 127 thousand barrels a day and 132 thousand barrels a day in the corresponding periods of 2001. The decrease in production was mainly due to the timing of the steaming cycles.

        At Cold Lake, construction of phases 11 to 13 of bitumen production remains essentially on schedule and on budget for a start-up before the end of 2002. At Syncrude, engineering and construction work on the Aurora site and upgrader expansion is progressing on schedule.

        Since September, the company, on behalf of the Mackenzie Delta Producers Group, has opened offices in Fort Simpson, Norman Wells and Inuvik to advance public consultation on the Mackenzie Gas Project. The Producers Group also received non-binding expressions of interest in pipeline capacity from potential shippers. The information is being used in preliminary engineering and development of regulatory applications.

Petroleum products

        Net earnings from petroleum products were $21 million in the third quarter of 2002, compared with net earnings of $42 million during the same quarter last year. In the nine months ending September 30, 2002, petroleum products had a net loss of $1 million, compared with record earnings of $278 million in the first nine months of 2001. The decline was caused by reduced industry margins.

        Net petroleum products sales volumes averaged 70.1 million litres a day in third quarter and 68.1 million litres a day for the first nine months of 2002, respectively, compared with 71.5 million litres a day and 69.1 million litres a day during the corresponding periods last year.

        In August, the company confirmed plans to construct a 90-megawatt cogeneration facility at its Sarnia refining and petrochemical complex. The new unit, to cost about $120 million, will use natural-gas-fired turbines to simultaneously produce electricity and steam, using approximately 50 percent less energy than conventional methods. Detailed engineering for the project is underway with construction scheduled to begin in late 2002 and start-up planned for April 2004.

Chemicals

        Net earnings from chemical operations were $22 million in the third quarter and $42 million in the first nine months of 2002, compared with $7 million and $14 million during the corresponding periods of 2001. Improved margins principally due to lower feedstock cost and higher sales of polyethylene were the main factors for the increase in earnings.

Corporate and other

        Net earnings from corporate and other operations were negative $42 million in the third quarter, unchanged from the same period last year. Earnings for the first nine months of 2002 were negative $15 million, compared with negative $68 million during the same period of 2001. Favourable foreign exchange effects on the company's U.S.-dollar denominated debt and lower interest expense contributed to the improvement.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from operating activities was $337 million during the third quarter of 2002, compared with $311 million in the same period last year. Increased cash flow was mainly due to improved earnings. Cash flow from operating activities for the first nine months of 2002 was $738 million, versus $1,721 million during same period of 2001. The decline was mainly due to lower earnings and changes in working capital as a result of the effects of commodity prices on receivable balances.

        During the three months ended September 30, 2002, total investing activities used $380 million of cash, up from $278 million in the same quarter last year. During the first nine-month period of 2002, investing activities used $945 million, compared with $620 million in the first three quarters of 2001.

        Capital and exploration expenditures were $391 million in the third quarter and $1,015 million in the first nine months of 2002, compared with $301 million and $676 million in the corresponding periods last year. For the resources segment, the additional capital and exploration expenditures were used mainly on projects at Syncrude and Cold Lake to maintain and expand oil production capacity. Petroleum products increased its capital expenditures mainly on projects to reduce the sulphur content of gasoline and to enhance the company's marketing network.

        The company did not repurchase any shares in the third quarter of 2002 under the current 12-month normal course issuer bid that became effective on June 21, 2002. During the first six months of 2002, the company repurchased 296 thousand shares for $13 million under the 12-month normal course issuer bid that began on June 21, 2001 and expired on June 20, 2002.

        Total cash dividends of $239 million were paid in the first three quarters of 2002. This compared with $240 million during the same period last year.

        The above factors led to a decrease in the company's balance of cash and marketable securities to $453 million at September 30, 2002, from $872 million at the end of 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Information about market risks for the three months ended September 30, 2002 does not differ materially from that discussed in Item 7A on pages 23 and 24 in the company's annual report on Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

  (a)
  Evaluation of disclosure control and procedures

    As indicated in the certifications on pages 21 and 22 of this report, the company's principal executive officer and principal financial officer have evaluated the company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on that evaluation, these officers have concluded that the company's disclosure controls and procedures are appropriate and effective for the purpose of ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

  (b)
  Changes in internal controls

    There have not been significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (b)
  Reports on Form 8-K.

    Except for a report on Form 8-K dated August 13, 2002, no other reports on Form 8-K have been filed during the quarter for which this report is filed. By the report on Form 8-K dated August 13, 2002, the company submitted to the Securities and Exchange Commission written certifications by each of the chief executive officer and the chief financial officer of the company for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the company's report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)
Date: November 6, 2002	/s/ PAUL A. SMITH (Signature) Paul A. Smith Controller and senior vice-president, finance and administration (Principal Accounting Officer)
Date: November 6, 2002	/s/ JOHN ZYCH (Signature) John Zych Corporate Secretary

IMPERIAL OIL LIMITED
CERTIFICATIONS

        I, Timothy J. Hearn, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Imperial Oil Limited;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 6, 2002	/s/ T.J. HEARN Timothy J. Hearn Chairman of the Board, President and chief executive officer (Principal Executive Officer)

IMPERIAL OIL LIMITED
CERTIFICATIONS

        I, Paul A. Smith, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Imperial Oil Limited;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 6, 2002	/s/ PAUL A. SMITH Paul A. Smith Controller and senior vice-president, finance and administration (Principal Financial Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
IMPERIAL OIL LIMITED CONSOLIDATED STATEMENT OF EARNINGS (unaudited)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (unaudited)
IMPERIAL OIL LIMITED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
IMPERIAL OIL LIMITED CONSOLIDATED BALANCE SHEET (unaudited)
IMPERIAL OIL LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Change in consolidated balance sheet
  Change in consolidated statement of earnings
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
IMPERIAL OIL LIMITED CERTIFICATIONS
IMPERIAL OIL LIMITED CERTIFICATIONS