Form 10-Q
period 2003-03-31
IMPERIAL OIL LTD
filed 2003-05-12
CIK 49938

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR
 ☐    Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from                          to

Commission file number 0-12014

IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	98-0017682 (I.R.S. Employer Identification No.)
111 St. Clair Avenue West,
Toronto, Ontario, Canada	M5W 1K3
(Address of principal executive offices)	(Postal Code)

Registrant's telephone number, including area code: 1-800-567-3776

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of common shares outstanding, as of March 31, 2003, was 375,830,208.

IMPERIAL OIL LIMITED

INDEX

		PAGE
PART I
	Financial Information:
	Consolidated Statement of Earnings — Three months ended March 31, 2003 and 2002	3
	Consolidated Statement of Retained Earnings — Three months ended March 31, 2003 and 2002	3
	Consolidated Statement of Cash Flows — Three months ended March 31, 2003 and 2002	4
	Consolidated Balance Sheet — As at March 31, 2003 and December 31, 2002	5
	Notes to the Consolidated Financial Statements	6
	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Quantitative and Qualitative Disclosures about Market Risk	15
	Controls and Procedures	15
PART II
	Other Information	16
	Signatures	16

	In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

	Three months to March 31
millions of dollars	2003	2002

REVENUES
Operating revenues	5,452	3,477
Investment and other income	26	8

TOTAL REVENUES (2)	5,478	3,485

EXPENSES
Exploration	7	9
Purchases of crude oil and products	3,422	2,056
Operating, selling and general	834	778
Federal excise tax	302	290
Depreciation and depletion	180	173
Financing costs (5)	(57)	10

TOTAL EXPENSES	4,688	3,316

EARNINGS BEFORE INCOME TAXES	790	169
INCOME TAXES	252	59

NET EARNINGS (2)	538	110

PER-SHARE INFORMATION — dollars
Net earnings — basic (8)	1.42	0.29
Net earnings — diluted (8)	1.42	0.29
Dividends	0.210	0.210

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

	Three months to March 31
millions of dollars	2003	2002

RETAINED EARNINGS AT BEGINNING OF PERIOD	3,277	2,382
Net earnings for the period	538	110
Share purchases (8)	(126)	(11)
Dividends	(79)	(80)

RETAINED EARNINGS AT END OF PERIOD	3,610	2,401

The notes to the financial statements are part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
inflow/(outflow)

	Three months to March 31
millions of dollars	2003	2002

OPERATING ACTIVITIES
Net earnings	538	110
Depreciation and depletion	180	173
Future income taxes and other	(158)	(86)

Cash flow from earnings	560	197
Accounts receivable	(274)	(184)
Inventories and prepaids	(115)	(147)
Income taxes payable	143	(409)
Accounts payable and other	386	414

Change in operating assets and liabilities	140	(326)

CASH FROM OPERATING ACTIVITIES	700	(129)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(345)	(250)
Proceeds from asset sales (4)	5	12

CASH FROM(USED IN) INVESTING ACTIVITIES	(340)	(238)

CASH FLOW BEFORE FINANCING ACTIVITIES	360	(367)
FINANCING ACTIVITIES
Common shares purchased (8)	(141)	(13)
Dividends paid	(79)	(80)

CASH FROM(USED IN) FINANCING ACTIVITIES	(220)	(93)

INCREASE(DECREASE) IN CASH	140	(460)
CASH AT BEGINNING OF PERIOD	766	872

CASH AT END OF PERIOD	906	412

The notes to the financial statements are part of these financial statements.

CONSOLIDATED BALANCE SHEET
(unaudited)

millions of dollars	As at Mar. 31 2003	As at Dec. 31 2002

ASSETS
Current assets
Cash	906	766
Accounts receivable	1,622	1,348
Inventories of crude oil and products	496	433
Materials, supplies and prepaid expenses	162	110
Future income tax assets	382	323

Total current assets	3,568	2,980
Investments and other long-term assets	115	134
Property, plant and equipment at cost	18,402	18,105
less accumulated depreciation and depletion	(9,684)	(9,553)

Property, plant and equipment (net)	8,718	8,552
Goodwill	204	204
Other intangible assets	23	24

TOTAL ASSETS	12,628	11,894

LIABILITIES
Current liabilities
Short-term debt	72	72
Accounts payable and accrued liabilities	2,432	2,114
Income taxes payable	701	557

Total current liabilities	3,205	2,743
Long-term debt	1,404	1,466
Other long-term obligations (7)	1,255	1,207
Future income tax liabilities	1,230	1,262

TOTAL LIABILITIES	7,094	6,678
SHAREHOLDERS' EQUITY
Common shares (8)	1,924	1,939
Earnings retained and used in the business	3,610	3,277

TOTAL SHAREHOLDERS' EQUITY	5,534	5,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	12,628	11,894

The notes to the financial statements are part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2003, and December 31, 2002, and the results of operations and changes in cash flows for the three months ending March 31, 2003, and 2002. All such adjustments are of a normal recurring nature.

The results for the three months ending March 31, 2003, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1.     Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following:

	Three months to March 31
millions of dollars	2003	2002

Net earnings as shown in financial statements (2)(a)	538	110
Impact of U.S. accounting principles (b)
Capitalized interest	2	(1)
Restatement to reflect accounting change (c)	—	(4)

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	540	105
Cumulative effect of accounting change (a)(c)	4	—

Net earnings under U.S. GAAP (a)	544	105
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—

Comprehensive income under U.S. GAAP	544	105

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows:

	As at March 31, 2003		As at December 31, 2002
	As Reported	U.S. GAAP	As Reported	U.S. GAAP
millions of dollars

Current assets	3,186	3,186	2,657	2,657
Future income tax assets	382	588	323	530
Investments and other long-term assets	115	115	134	134
Property, plant and equipment — cost	18,402	18,518	18,105	18,157
Property, plant and equipment
— accumulated depreciation and depletion	(9,684)	(9,777)	(9,553)	(9,610)
Goodwill	204	204	204	204
Other intangible assets	23	138	24	138

TOTAL ASSETS	12,628	12,972	11,894	12,210

Current liabilities	3,205	3,205	2,743	2,743
Long-term debt	1,404	1,404	1,466	1,466
Other long-term obligations	1,255	1,890	1,207	1,823
Future income tax liabilities	1,230	1,238	1,262	1,267
Shareholders' equity	5,534	5,235	5,216	4,911

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	12,628	12,972	11,894	12,210

Shareholders' Equity:
Common shares at stated value
At beginning	1,939	1,939	1,941	1,941
Share purchases at stated value	(15)	(15)	(2)	(2)

At end	1,924	1,924	1,939	1,939

Retained earnings
At beginning	3,277	3,287	2,396	2,402
Net earnings for the period	538	544	1,210	1,214
Share purchases in excess of stated value	(126)	(126)	(11)	(11)
Dividends	(79)	(79)	(318)	(318)

At end	3,610	3,626	3,277	3,287

Accumulated other comprehensive income
At beginning	—	(315)	—	(77)
Other comprehensive income for the period	—	—	—	(238)

At end	—	(315)	—	(315)

Total shareholders' equity	5,534	5,235	5,216	4,911

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

(a)
Earnings per share — basic and diluted (dollars) (9)

	Three months to March 31
	2003	2002

Under accounting principles of
Canada	1.42	0.29
United States
Earnings before cumulative effect of accounting change	1.43	0.28
Cumulative effect of accounting change	0.01	—

Net earnings	1.44	0.28

(b)    Impact of accounting principles
An explanation of these items is found on pages 17 to 20 of the company's annual report on Form 10-K for the year ended December 31, 2002.

(c)    Accounting change
As of January 1, 2003, the company adopted Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations". The Canadian Institute of Chartered Accountants (CICA) adopted a similar standard that harmonizes Canadian GAAP with U.S. GAAP. Disclosures required by the new U.S. and Canadian accounting standards are described in note 3.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123". The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. It also requires more prominent disclosures in the financial statements about the method of accounting for stock based employee compensation and the effect of the method used in reported results. Effective January 1, 2003, the company adopted for all stock based compensation granted after that date the fair value based recognition provisions as prescribed by SFAS No. 123 "Accounting for Stock Based Compensation" and complied with the disclosure requirements under SFAS No. 148. The company has not issued any new stock based employee compensation to its employees in the first quarter of 2003.

(d)    The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or March 31, 2003, nor were any significant derivatives undertaken during the first three months of 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

2.     Business segments

Three months to March 31	Resources		Products		Chemicals
millions of dollars	2003	2002	2003	2002	2003	2002

REVENUES
Operating revenues (a)	1,004	510	4,168	2,741	280	226
Intersegment sales (b)	635	456	378	201	65	45
Investment and other income	12	(1)	8	5	—	—

TOTAL REVENUES	1,651	965	4,554	2,947	345	271

EXPENSES
Exploration (c)	7	9	—	—	—	—
Purchases (b)	733	372	3,500	2,193	267	192
Operating, selling & general (b)	281	249	491	468	62	59
Federal excise tax	—	—	302	290	—	—
Depreciation and depletion	119	112	54	55	7	6
Financing costs	1	—	—	—	—	—

TOTAL EXPENSES	1,141	742	4,347	3,006	336	257

EARNINGS BEFORE INCOME TAXES	510	223	207	(59)	9	14
INCOME TAXES	171	79	68	(22)	3	5

NET EARNINGS	339	144	139	(37)	6	9

EXPORT SALES TO THE UNITED STATES	352	140	248	180	148	124
CASH FLOW FROM EARNINGS	425	218	133	(28)	4	13
CAPEX (c)	227	186	120	71	8	2
TOTAL ASSETS AS AT March 31 (b)	6,120	5,507	5,510	4,723	439	377
CAPITAL EMPLOYED AS AT March 31	3,366	3,031	2,511	2,159	187	181

Three months to March 31	Corporate		Consolidated
millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues (a)	—	—	5,452	3,477
Intersegment sales (b)	—	—	—	—
Investment and other income	6	4	26	8

TOTAL REVENUES	6	4	5,478	3,485

EXPENSES
Exploration (c)	—	—	7	9
Purchases (b)	—	—	3,422	2,056
Operating, selling & general (b)	—	3	834	778
Federal excise tax	—	—	302	290
Depreciation and depletion	—	—	180	173
Financing costs	(58)	10	(57)	10

TOTAL EXPENSES	(58)	13	4,688	3,316

EARNINGS BEFORE INCOME TAXES	64	(9)	790	169
INCOME TAXES	10	(3)	252	59

NET EARNINGS	54	(6)	538	110

EXPORT SALES TO THE UNITED STATES	—	—	748	444
CASH FLOW FROM EARNINGS	(2)	(6)	560	197
CAPEX (c)	—	—	355	259
TOTAL ASSETS AS AT March 31 (b)	906	413	12,628	10,752
CAPITAL EMPLOYED AS AT March 31	946	459	7,010	5,830
(a) Includes crude sales made by Products in order to optimize refining operations.
(b) Consolidated amounts exclude intersegment transactions, as follows:

			2003	2002

Purchases			1,078	701
Operating expenses			—	1

Total intersegment sales			1,078	702

Intersegment receivables and payables			347	268

(c) Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment and additions to capital leases.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

3.     Reporting change

The new CICA standard dealing with accounting for asset retirement obligations changes the method of accruing for certain site-restoration costs. Under the new standard, the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the related assets are installed. Amounts recorded for the related assets are increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. There are no asset retirement liabilities set up for those assets which have an indeterminate useful life.

Estimated cash flows have been discounted at six percent. Implementation of the new standard has increased site-restoration liabilities by $8 million to $517 million as of March 31, 2003. The total undiscounted amount of the estimated cash flows required to settle the obligations is $895 million. Payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed more than 25 years. This change in accounting standard has no impact on the cash flow profile of the company. The new standard has been applied retroactively, and the financial statements of prior periods have been restated.

The impact of adopting the new accounting for asset retirement obligations standard on the consolidated balance sheet and statement of earnings is:

Change in consolidated balance sheet

	As at Mar.31
millions of dollars — increase/(decrease)	2003	2002

Property, plant and equipment	26	20

Total assets	26	20

Other long-term obligations	8	29
Future income tax liabilities	6	(3)
Retained earnings	12	(6)

Total liabilities and shareholders' equity	26	20

Change in consolidated statement of earnings

	Three months to March 31
millions of dollars — increase/(decrease)	2003	2002

Operating, selling and general expense	(12)	(6)
Income taxes	4	2

Net earnings	8	4

Earnings per share — basic (dollars)	0.02	0.01
Earnings per share — diluted (dollars)	0.02	0.01

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

4.     Divestments

Investment and other income includes gains and losses on asset sales as follows:

	Three months to March 31
millions of dollars	2003	2002

Proceeds from asset sales	5	12
Assets and liabilities disposed of (a)	5	12

Gain/(loss) on asset sales, before tax	—	—

Gain/(loss) on asset sales, after tax	—	—

(a)
Assets sold did not include cash.

5.     Financing costs

	Three months to March 31
millions of dollars	2003	2002

Debt related interest	8	8
Other interest	1	1

Total interest expense	9	9
Foreign exchange expense (gain) on long-term debt	(66)	1

Total financing costs	(57)	10

6.     Incentive compensation programs

The company accounts for its incentive compensation programs, except for the incentive stock option plan, by using the fair-value-based method. Under this method, compensation expense related to the units of these programs is recorded in the consolidated statement of earnings over the vesting period. The company accounts for incentive stock options issued prior to January 1, 2003, using the intrinsic-value-based method and did not recognize compensation expense on the issuance of those stock options because the exercise price was equal to the market value at the date of grant. If the fair-value-based method of accounting had been adopted to account for the incentive stock option plan, the impact on net earnings and earnings per share would have been negligible.

The company expects to purchase shares on the market to fully offset the dilutive effects from the exercise of incentive stock options. The company does not plan to issue stock options in the future.

7.     Other long-term obligations

millions of dollars	As at Mar. 31 2003	As at Dec. 31 2002

Employee retirement benefits	712	671
Site restoration	467	454
Other obligations	76	82

Total other long-term obligations	1,255	1,207

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued.....)
(unaudited)

8.     Common shares

thousands of shares	As at Mar. 31 2003	As at Dec. 31 2002

Authorized	450,000	450,000
Common shares outstanding	375,830	378,863

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

	millions of
Year	Shares	Dollars

1995 - 2001	202.4	5,156
2002 — First quarter	0.3	13
Full year	0.3	13
2003 — First quarter	3.0	141
Cumulative purchases to date	205.7	5,310

Exxon Mobil Corporation's participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

There is no significant dilutive effect on basic net earnings per share from the outstanding incentive stock options described in note 6.

IMPERIAL OIL LIMITED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The company's net earnings for the first quarter of 2003 were $538 million or $1.42 a share, the highest quarterly earnings on record, compared with $110 million or $0.29 a share for the same period last year. Earnings increased mainly because of higher prices for crude oil and natural gas and higher industry margins for petroleum products. Favourable foreign exchange effects on the company's U.S.-dollar denominated debt also contributed to the increase in the first quarter's earnings.

Total revenues were $5,478 million in the first quarter versus $3,485 million in the corresponding period last year.

Natural resources

During the first quarter of 2003, net earnings from natural resources were $339 million compared with $144 million in the same period last year. Earnings increased due to higher prices for crude oil and natural gas and higher Cold Lake bitumen volumes from the recently completed phases 11 to 13, partly offset by lower production volumes from the company's interest in Syncrude and lower natural gas volumes.

Prices for natural gas averaged $8.12 a thousand cubic feet in the first quarter of 2003, compared with $3.26 a thousand cubic feet during the same period last year. Prices for conventional crude oil averaged $47.86 a barrel in the first quarter, compared with $30.44 a barrel in the same period last year. Average prices for Cold Lake bitumen in the first quarter of 2003 were about 50 percent higher than the prior year's prices.

Gross production of natural gas during the first quarter of 2003 was 487 million cubic feet a day, compared with 557 million cubic feet a day during the same period in 2002. The decrease was mainly due to reservoir decline and production timing.

Total production of crude oil and natural gas liquids (NGLs) increased to 240 thousand barrels a day in the first quarter from 238 thousand barrels a day in the same period last year.

During the first three months this year, gross production of conventional crude oil averaged 47 thousand barrels a day versus 52 thousand barrels a day during the same period last year. Production of NGLs available for sale was 27 thousand barrels a day during the first quarter, compared with 29 thousand barrels a day in the first three months of 2002. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

The company's share of Syncrude's gross production was 47 thousand barrels a day in the first quarter of 2003, compared with 57 thousand barrels a day during the same period last year. Lower volume was attributable to an increase in scheduled and unscheduled maintenance activity at the upgrader and Aurora mine site.

Gross production of Cold Lake bitumen was 119 thousand barrels a day during the first quarter of 2003, compared with 100 thousand barrels a day in the same period a year ago. Higher production was a result of the start-up of the new Mahkeses project (phases 11 to 13) in December 2002 and the timing of steaming cycles on existing pads.

IMPERIAL OIL LIMITED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued.....)

In March this year, geotechnical work programs began in the Inuvialuit Settlement Region and Gwich'in Settlement Area near Inuvik to advance the proposed Mackenzie Gas Project. The work programs consist mainly of soil analysis and geotechnical surveys that will help to determine the optimal location of the Mackenzie Valley pipeline and associated facilities. The programs will also provide engineering data to support development of regulatory applications for the proposed project. Contracts to carry out the work programs have been awarded to local contractors for services including geotechnical consulting, geotechnical drilling and land surveying.

Petroleum products

The net earnings from petroleum products were $139 million in the first quarter of 2003, compared with a net loss of $37 million during the same period a year ago. Earnings improved as a result of the strengthening of industry margins and higher sales of petroleum products. The increased petroleum product volumes were principally due to higher demand for heating oil, diesel and gasolines.

In the first quarter of this year, the company commissioned the new 62-kilometer extension to the products pipeline connecting its Sarnia and Nanticoke refineries. It provides a critical link in the production of low-sulphur gasoline and allows further manufacturing integration of the two refineries.

Chemicals

Net earnings in the first quarter of 2003 from chemical operations were $6 million, compared with $9 million during the same period last year. Reduced margin as a result of higher feedstock costs was the main factor for the decrease in earnings.

Corporate and other

Net earnings from corporate and other operations were $54 million in the first quarter this year, compared with negative $6 million in the same period last year. Favourable foreign exchange effects on the company's U.S.-dollar denominated debt contributed to the improvement.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $700 million during the first quarter of 2003, compared with negative $129 million in the same period last year. The increase in cash inflow was mainly due to higher earnings and timing of scheduled income tax payments.

During the first quarter of 2003, total investing activities used $340 million of cash, compared with $238 million used in the same quarter last year.

Capital and exploration expenditures were $355 million in the first quarter, compared with $259 million during the corresponding period in 2002. For the resources segment, the additional capital and exploration expenditures were used mainly at Syncrude to maintain and expand production capacity. Petroleum products increased its capital expenditures mainly in projects to reduce the sulphur content of gasoline and to improve operating efficiency.

During the first quarter, the company resumed share repurchases and bought 3 million shares for $141 million under a normal course issuer bid that began on June 21, 2002, which has an allowable maximum purchase of 18.9 million shares. In the first quarter of last year, the company purchased 296 thousand shares for $13 million under the previous program which expired on June 20, 2002.

IMPERIAL OIL LIMITED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (continued.....)

Total cash dividends of $79 million were paid in the first quarter in 2003, compared with $80 million paid in the same period last year. Resumption of share repurchase activities reduced the number of shares outstanding and dividend payments. Dividends per share remained unchanged at $0.21 a share.

The above factors led to an increase in the company's balance of cash and marketable securities to $906 million at March 31, 2003, from $766 million at the end of 2002.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended March 31, 2003 does not differ materially from that discussed in Item 7A on page 25 in the company's annual report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure control and procedures
As indicated in the certifications on pages 17 and 18 of this report, the company's principal executive officer and principal financial officer have evaluated the company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on that evaluation, these officers have concluded that the company's disclosure controls and procedures are effective for the purpose of ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared.

(b)    Changes in internal controls
There have not been significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

IMPERIAL OIL LIMITED

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on April 22, 2003, all of the management's nominee directors were re-elected to hold office until the close of the next annual meeting. The votes for the directors were: P. Des Marais II 316,818,015 shares for and 239,099 shares withheld, B.J. Fischer 316,853,575 shares for and 203,539 shares withheld, T.J. Hearn 316,820,607 shares for and 236,507 shares withheld, R. Phillips 316,852,265 shares for and 204,849 shares withheld, J.F. Shepard 316,845,929 shares for and 211,185 shares withheld, P.A. Smith 316,828,991 shares for and 228,123 shares withheld, S.D. Whittaker 316,828,512 shares for and 228,602 shares withheld, K.C. Williams 316,843,016 shares for and 214,098 shares withheld, and V.L. Young 316,846,184 shares for and 210,930 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 316,640,028 shares for and 355,983 shares were withheld from the reappointment of the auditors. By-Law No.1 was approved by a vote of 312,784,654 shares for and 921,763 shares were voted against the approval of By-Law No.1. A shareholders' proposal that the company prepare a report to shareholders on its greenhouse gas emissions was defeated by a vote of 298,966,997 shares against and 14,588,074 shares for.

Item 6.    Exhibits and Reports on Form 8-K

(a)    By-Law No.1 is Exhibit (3)(ii) to this report.

(b)    Reports on Form 8-K.
Except for a report on Form 8-K dated March 26, 2003, no other reports on Form 8-K have been filed during the quarter for which this report is filed. By the report on Form 8-K dated March 26, 2003, the company submitted to the Securities and Exchange Commission written certifications by each of the chief executive officer and the chief financial officer of the company for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the company's annual report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)
Date: May 12, 2003	/s/ Paul A. Smith (Signature) Paul A. Smith Controller and senior vice-president, finance and administration (Principal Accounting Officer)
Date: May 12, 2003	/s/ John Zych (Signature) John Zych Corporate Secretary

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

Date: May 12, 2003	/s/ T.J. Hearn (Signature) Timothy J. Hearn Chairman of the board, president and chief executive officer (Principal Executive Officer)

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

Date: May 12, 2003	/s/ Paul A. Smith (Signature) Paul A. Smith Controller and senior vice-president, finance and administration (Principal Financial Officer)

QuickLinks

IMPERIAL OIL LIMITED
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS