Form 10-Q
period 2003-06-30
IMPERIAL OIL LTD
filed 2003-08-13
CIK 49938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐   Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from                      to

Commission file number 0-12014

Imperial Oil Limited

(Exact name of registrant as specified in its charter)

CANADA	98-0017682

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 St. Clair Avenue West, Toronto, Ontario, Canada	M5W 1K3

(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 1-800-567-3776

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑   NO ☐

The number of common shares outstanding, as of June 30, 2003, was 372,066,734.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarter ended March 31, 2003.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

			Six months
	Second quarter		to June 30

millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues	4,472	4,179	9,924	7,656
Investment and other income	38	16	64	24

TOTAL REVENUES (2)	4,510	4,195	9,988	7,680

EXPENSES
Exploration	4	6	11	15
Purchases of crude oil and products	2,655	2,561	6,077	4,617
Operating, selling and general	804	805	1,638	1,583
Federal excise tax	312	307	614	597
Depreciation and depletion	177	170	357	343
Financing costs (4)	(57)	(38)	(114)	(28)

TOTAL EXPENSES	3,895	3,811	8,583	7,127

EARNINGS BEFORE INCOME TAXES	615	384	1,405	553
INCOME TAXES (7)	101	74	353	133

NET EARNINGS (2)	514	310	1,052	420

PER-SHARE INFORMATION — dollars
Net earnings — basic (9)	1.38	0.82	2.80	1.11
Net earnings — diluted (9)	1.38	0.82	2.80	1.11
Dividends	0.22	0.21	0.43	0.42

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

			Six months
	Second quarter		to June 30

millions of dollars	2003	2002	2003	2002

RETAINED EARNINGS AT BEGINNING OF PERIOD	3,610	2,401	3,277	2,382
Net earnings for the period	514	310	1,052	420
Share purchases (9)	(151)	—	(277)	(11)
Dividends	(83)	(79)	(162)	(159)

RETAINED EARNINGS AT END OF PERIOD	3,890	2,632	3,890	2,632

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			Six months
	Second quarter		to June 30
inflow/(outflow)
millions of dollars	2003	2002	2003	2002

OPERATING ACTIVITIES
Net earnings	514	310	1,052	420
Depreciation and depletion	177	170	357	343
(Gain)/loss on asset sales, after tax	1	(3)	1	(3)
Future income taxes and other	(84)	(119)	(242)	(205)

Cash flow from earnings	608	358	1,168	555
Accounts receivable	294	14	20	(170)
Inventories and prepaids	(146)	(30)	(261)	(177)
Income taxes payable	(22)	(30)	121	(439)
Accounts payable and other	(62)	218	324	632

Change in operating assets and liabilities	64	172	204	(154)

CASH FROM OPERATING ACTIVITIES	672	530	1,372	401

INVESTING ACTIVITIES
Additions to property, plant and equipment	(380)	(359)	(725)	(609)
Proceeds from asset sales	17	32	22	44

CASH FROM (USED IN) INVESTING ACTIVITIES	(363)	(327)	(703)	(565)

CASH FLOW BEFORE FINANCING ACTIVITIES	309	203	669	(164)
FINANCING ACTIVITIES
Short-term debt — net	—	(460)	—	(460)
Long-term debt issued (8)	546	500	546	500
Repayment of long-term debt (8)	(546)	—	(546)	—
Common shares purchased (9)	(171)	—	(312)	(13)
Dividends paid	(80)	(80)	(159)	(160)

CASH FROM (USED IN) FINANCING ACTIVITIES	(251)	(40)	(471)	(133)

INCREASE (DECREASE) IN CASH	58	163	198	(297)
CASH AT BEGINNING OF PERIOD	906	412	766	872

CASH AT END OF PERIOD	964	575	964	575

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(unaudited)

	As at	As at
	June 30	Dec. 31
millions of dollars	2003	2002

ASSETS
Current assets
Cash	964	766
Accounts receivable	1,328	1,348
Inventories of crude oil and products	653	433
Materials, supplies and prepaid expenses	151	110
Future income tax assets	308	323

Total current assets	3,404	2,980
Investments and other long-term assets	121	134
Property, plant and equipment at cost	18,749	18,105
less accumulated depreciation and depletion	(9,836)	(9,553)

Property, plant and equipment (net)	8,913	8,552
Goodwill	204	204
Other intangible assets	22	24

TOTAL ASSETS	12,664	11,894

LIABILITIES
Current liabilities
Short-term debt	72	72
Accounts payable and accrued liabilities	2,334	2,114
Income taxes payable	678	557

Total current liabilities	3,084	2,743
Long-term debt (8)	1,342	1,466
Other long-term obligations (5)	1,301	1,207
Future income tax liabilities	1,142	1,262

TOTAL LIABILITIES	6,869	6,678
SHAREHOLDERS’ EQUITY
Common shares (9)	1,905	1,939
Earnings retained and used in the business	3,890	3,277

TOTAL SHAREHOLDERS’ EQUITY	5,795	5,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,664	11,894

The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2003, and December 31, 2002, and the results of operations and changes in cash flows for the six months ending June 30, 2003, and 2002. All such adjustments are of a normal recurring nature.

The results for the six months ending June 30, 2003, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1. Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following.

			Six months
	Second quarter		to June 30

millions of dollars	2003	2002	2003	2002

Earnings as shown in financial statements (2)(a)	514	310	1,052	420
Impact of U.S. accounting principles (b)
Capitalized interest	5	(1)	7	(2)
Enacted tax rate difference	(59)	(20)	(59)	(20)
Restatement to reflect accounting change (c)	—	(4)	—	(8)

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	460	285	1,000	390
Cumulative effect of accounting change (a)(c)	—	—	4	—

Net earnings under U.S. GAAP (a)	460	285	1,004	390
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—	—	—

Comprehensive income under U.S. GAAP	460	285	1,004	390

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Adjustments under United States GAAP (continued)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows.

	As at		As at
	June 30, 2003		December 31, 2002

	As	U.S.	As	U.S.
millions of dollars	Reported	GAAP	Reported	GAAP

Current assets	3,096	3,096	2,657	2,657
Future income tax assets	308	514	323	530
Investments and other long-term assets	121	121	134	134
Property, plant and equipment — cost	18,749	18,874	18,105	18,157
Property, plant and equipment — accumulated depreciation and depletion	(9,836)	(9,930)	(9,553)	(9,610)
Goodwill	204	204	204	204
Other intangible assets	53	167	54	168
Other intangible assets — accumulated depreciation and depletion	(31)	(31)	(30)	(30)

TOTAL ASSETS	12,664	13,015	11,894	12,210

Current liabilities	3,084	3,086	2,743	2,743
Long-term debt	1,342	1,342	1,466	1,466
Other long-term obligations	1,301	1,936	1,207	1,823
Future income tax liabilities	1,142	1,209	1,262	1,267
Shareholders’ equity	5,795	5,442	5,216	4,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,664	13,015	11,894	12,210

Shareholders’ Equity:
Common shares at stated value
At beginning	1,939	1,939	1,941	1,941
Share purchases at stated value	(34)	(34)	(2)	(2)

At end	1,905	1,905	1,939	1,939

Retained earnings
At beginning	3,277	3,287	2,396	2,402
Net earnings for the period	1,052	1,004	1,210	1,214
Share purchases in excess of stated value	(277)	(277)	(11)	(11)
Dividends	(162)	(162)	(318)	(318)

At end	3,890	3,852	3,277	3,287

Accumulated other comprehensive income
At beginning	—	(315)	—	(77)
Other comprehensive income for the period	—	—	—	(238)

At end	—	(315)	—	(315)

Total shareholders’ equity	5,795	5,442	5,216	4,911

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Adjustments under United States GAAP (continued)

(a)     Earnings per share — basic and diluted (dollars)

			Six months
	Second quarter		to June 30

	2003	2002	2003	2002

Under accounting principles of
Canada	1.38	0.82	2.80	1.11
United States
Earnings before cumulative effect of accounting change	1.23	0.75	2.66	1.03
Cumulative effect of accounting change	—	—	0.01	—

Net earnings	1.23	0.75	2.67	1.03

Weighted average number of common shares outstanding (thousands of shares)	374,194	378,863	376,022	378,888

(b)     Impact of accounting principles

An explanation of these items is found on pages 17 to 20 of the company’s annual report on Form 10-K for the year ended December 31, 2002.

(c)     Accounting change

As of January 1, 2003, the company adopted Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No.143 (SFAS No.143), “Accounting for Asset Retirement Obligations”. The Canadian Institute of Chartered Accountants (CICA) adopted a similar standard that harmonizes Canadian GAAP with U.S. GAAP. Disclosures required by the new U.S. and Canadian accounting standards are described in note 3.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No.123”. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. It also requires more prominent disclosures in the financial statements about the method of accounting for stock based employee compensation and the effect of the method used in reported results. Effective January 1, 2003, the company adopted for all stock based compensation granted after that date the fair value based recognition provisions as prescribed by SFAS No.123 “Accounting for Stock Based Compensation” and complied with the disclosure requirements under SFAS No.148. The company has not issued any new stock based employee compensation to its employees in the first half of 2003.

(d)     The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or June 30, 2003, nor were any significant derivatives undertaken during the first six months of 2003.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Business segments

	Resources		Products		Chemicals
Second quarter
millions of dollars	2003	2002	2003	2002	2003	2002

REVENUES
Operating revenues (a)	792	630	3,433	3,311	247	238
Intersegment sales (b)	573	523	327	270	62	53
Investment and other income	19	6	11	7	—	—

TOTAL REVENUES	1,384	1,159	3,771	3,588	309	291

EXPENSES
Exploration (c)	4	6	—	—	—	—
Purchases (b)	580	444	2,796	2,750	234	213
Operating, selling & general (b)	290	286	462	459	59	56
Federal excise tax	—	—	312	307	—	—
Depreciation and depletion	122	115	49	50	6	5
Financing costs	—	1	—	1	—	—

TOTAL EXPENSES	996	852	3,619	3,567	299	274

EARNINGS BEFORE INCOME TAXES	388	307	152	21	10	17
INCOME TAXES	37	56	50	6	3	6

NET EARNINGS	351	251	102	15	7	11

EXPORT SALES TO THE UNITED STATES	305	265	158	138	147	125
CASH FLOW FROM EARNINGS	386	325	222	25	13	16
CAPEX (c)	232	221	144	142	13	2

	Corporate		Consolidated
Second quarter
millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues (a)	—	—	4,472	4,179
Intersegment sales (b)	—	—	—	—
Investment and other income	8	3	38	16

TOTAL REVENUES	8	3	4,510	4,195

EXPENSES
Exploration (c)	—	—	4	6
Purchases (b)	—	—	2,655	2,561
Operating, selling & general (b)	—	4	804	805
Federal excise tax	—	—	312	307
Depreciation and depletion	—	—	177	170
Financing costs	(57)	(40)	(57)	(38)

TOTAL EXPENSES	(57)	(36)	3,895	3,811

EARNINGS BEFORE INCOME TAXES	65	39	615	384
INCOME TAXES	11	6	101	74

NET EARNINGS	54	33	514	310

EXPORT SALES TO THE UNITED STATES	—	—	610	528
CASH FLOW FROM EARNINGS	(13)	(8)	608	358
CAPEX (c)	—	—	389	365

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2003	2002

Purchases	955	846
Operating expenses	7	—

Total intersegment sales	962	846

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Business segments (continued)

	Resources		Products		Chemicals
Six months to June 30
millions of dollars	2003	2002	2003	2002	2003	2002

REVENUES
Operating revenues (a)	1,796	1,140	7,601	6,052	527	464
Intersegment sales (b)	1,208	979	705	471	127	98
Investment and other income	31	5	19	12	—	—

TOTAL REVENUES	3,035	2,124	8,325	6,535	654	562

EXPENSES
Exploration (c)	11	15	—	—	—	—
Purchases (b)	1,313	816	6,296	4,943	501	405
Operating, selling & general (b)	571	535	953	927	121	115
Federal excise tax	—	—	614	597	—	—
Depreciation and depletion	241	227	103	105	13	11
Financing costs	1	1	—	1	—	—

TOTAL EXPENSES	2,137	1,594	7,966	6,573	635	531

EARNINGS BEFORE INCOME TAXES	898	530	359	(38)	19	31
INCOME TAXES	208	135	118	(16)	6	11

NET EARNINGS	690	395	241	(22)	13	20

EXPORT SALES TO THE UNITED STATES	657	405	406	318	295	249
CASH FLOW FROM EARNINGS	811	543	355	(3)	17	29
CAPEX (c)	459	407	264	213	21	4
TOTAL ASSETS AS AT June 30 (b)	6,172	5,565	5,455	4,871	390	373
CAPITAL EMPLOYED AS AT June 30	3,510	3,065	2,575	2,275	176	155

	Corporate		Consolidated
Six months to June 30
millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues (a)	—	—	9,924	7,656
Intersegment sales (b)	—	—	—	—
Investment and other income	14	7	64	24

TOTAL REVENUES	14	7	9,988	7,680

EXPENSES
Exploration (c)	—	—	11	15
Purchases (b)	—	—	6,077	4,617
Operating, selling & general (b)	—	7	1,638	1,583
Federal excise tax	—	—	614	597
Depreciation and depletion	—	—	357	343
Financing costs	(115)	(30)	(114)	(28)

TOTAL EXPENSES	(115)	(23)	8,583	7,127

EARNINGS BEFORE INCOME TAXES	129	30	1,405	553
INCOME TAXES	21	3	353	133

NET EARNINGS	108	27	1,052	420

EXPORT SALES TO THE UNITED STATES	—	—	1,358	972
CASH FLOW FROM EARNINGS	(15)	(14)	1,168	555
CAPEX (c)	—	—	744	624
TOTAL ASSETS AS AT June 30 (b)	964	576	12,664	11,138
CAPITAL EMPLOYED AS AT June 30	1,006	613	7,267	6,108

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2003	2002

Purchases	2,033	1,547
Operating expenses	7	1

Total intersegment sales	2,040	1,548

Intersegment receivables and payables	317	247

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Estimated cash flows have been discounted at six percent. Implementation of the new standard has reduced site-restoration liabilities by $4 million to $506 million as of June 30, 2003. The total undiscounted amount of the estimated cash flows required to settle the obligations is $895 million. Payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed more than 25 years. This change in accounting standard has no impact on the cash flow profile of the company. The new standard has been applied retroactively, and the financial statements of prior periods have been restated.

The impact of adopting the new accounting for asset retirement obligations standard on the consolidated balance sheet and statement of earnings is:

Change in consolidated balance sheet

	As at June 30

millions of dollars - increase/(decrease)	2003	2002

Property, plant and equipment	25	19

Total assets	25	19

Other long-term obligations	(4)	22
Future income tax liabilities	9	(1)
Retained earnings	20	(2)

Total liabilities and shareholders’ equity	25	19

Change in consolidated statement of earnings

			Six months
	Second quarter		to June 30

millions of dollars - increase/(decrease)	2003	2002	2003	2002

Operating, selling and general expense	(12)	(7)	(24)	(13)
Depreciation and depletion expense	1	1	1	1

Total expenses	(11)	(6)	(23)	(12)
Income taxes	3	2	7	4

Net earnings	8	4	16	8

Earnings per share — basic (dollars)	0.02	0.01	0.04	0.02
Earnings per share — diluted (dollars)	0.02	0.01	0.04	0.02

4. Financing costs

			Six months
	Second quarter		to June 30

millions of dollars	2003	2002	2003	2002

Debt related interest	8	11	16	19
Other interest	1	1	2	2

Total interest expense	9	12	18	21
Foreign exchange expense (gain) on long-term debt	(66)	(50)	(132)	(49)

Total financing costs	(57)	(38)	(114)	(28)

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Other long-term obligations

	As at	As at
	June 30	Dec. 31
millions of dollars	2003	2002

Employee retirement benefits	760	671
Site restoration	456	454
Other obligations	85	82

Total other long-term obligations	1,301	1,207

6. Incentive compensation programs

The company accounts for its incentive compensation programs, except for the incentive stock option plan, by using the fair-value-based method. Under this method, compensation expense related to the units of these programs is recorded in the consolidated statement of earnings over the vesting period. The company accounts for its incentive stock option plan by using the intrinsic-value-based method and does not recognize compensation expense on the issuance of stock options because the exercise price is equal to the market value at the date of grant. If the fair-value-based method of accounting had been adopted to account for the incentive stock option plan, the impact on net earnings and earnings per share would have been negligible.

The company expects to purchase shares on the market to fully offset the dilutive effects from the exercise of incentive stock options. The company does not plan to issue stock options in the future.

7. Income taxes

During the second quarter of 2003, tax rate reduction enacted by the Federal government and the provincial government of Alberta and settlement of various tax matters benefited results, mainly in the resources segment, by $109 million. In the second quarter of 2002, tax settlement and income tax rate changes benefited earnings by $53 million.

8. Long-term debt

			As at	As at
		Interest	June 30	Dec. 31
Issued	Maturity date	rate	2003	2002

1989	September 1, 2004 (2002 — $600 million (U.S.); 2003 — $200 million (U.S.)) (a)	Variable	268	946
2002	May 7, 2004 (b)	Variable	500	500
2003	May 26, 2005 (a)	Variable	500	—
2003	January 19, 2006 (a)	Variable	46	—

Long-term debt (at period-end exchange rate)			1,314	1,446
Capital leases			28	20

Total long-term debt			1,342	1,466

(a)  During the second quarter of 2003, the company redeemed $400 million (U.S.) of its variable-rate U.S.-dollar debt for $546 million (Cdn) and retired the remaining $200 million (U.S.) for $272 million (Cdn) on July 11, 2003. To replace the debt repaid in the second quarter, the company borrowed $546 million (Cdn) variable-rate loans from Exxon Overseas Corporation at interest equivalent to Canadian market rates.

(b)  The $500 million (Cdn) medium-term notes’ initial maturity date is May 7, 2004. The company intends to refinance these notes beyond the initial maturity date under the existing one-billion-dollar Medium Term Notes Program.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Common shares

	As at	As at
	June 30	Dec. 31
thousands of shares	2003	2002

Authorized	450,000	450,000
Common shares outstanding	372,067	378,863

In 1995 through 2002, the company purchased shares under eight 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2003, another 12-month normal course program was implemented with an allowable purchase up to 18.6 million shares (five percent of the total on June 19, 2003), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of

Year	Shares	Dollars

1995 - 2001	202.4	5,156
2002 - Second quarter	—	—
Full year	0.3	13
2003 - Second quarter	3.8	171
Year-to-date	6.8	312
Cumulative purchases to date	209.5	5,481

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

There is no significant dilutive effect on basic net earnings per share from the outstanding incentive stock options described in note 6.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The company’s net earnings for the second quarter of 2003 were $514 million or $1.38 a share, compared with $310 million or $0.82 a share for the same quarter last year. Net earnings for the first six months of 2003 were $1,052 million or $2.80 a share, the highest six-month earnings on record, versus $420 million or $1.11 a share for the first half of 2002. Second quarter earnings increased primarily as a result of higher margins for petroleum products, higher prices for natural gas and increased production of crude oil. Earnings for the first six months increased mainly because of higher prices for natural gas and crude oil, and higher margins for petroleum products.

Benefits from income tax rate reductions and favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt also contributed positively to both the second quarter and year-to-date earnings. However, the foreign exchange benefits were more than offset in both periods by the negative impact of the higher Canadian dollar on resource and product prices.

Total revenues were $4,510 million in the second quarter and $9,988 million in the first half of 2003, versus $4,195 million and $7,680 million in the same periods last year.

Natural resources

During the second quarter of 2003, net earnings from natural resources were $351 million compared with $251 million in the same period last year. Earnings increased due to higher prices for natural gas and higher Cold Lake bitumen and Syncrude volumes partly offset by lower natural gas volumes. Reduced federal and provincial income tax rates and settlement of various tax matters in the second quarter also contributed favourably to earnings. Year-to-date net earnings were a record $690 million versus $395 million during the same six-month period last year. Higher prices for crude oil and natural gas and higher production volumes of Cold Lake bitumen were the main reasons for the increased earnings in the first half of 2003 compared with last year.

Prices for natural gas averaged $6.80 a thousand cubic feet in the second quarter and $7.45 a thousand cubic feet in the first half of 2003, compared with $4.22 a thousand cubic feet and $3.73 a thousand cubic feet during the corresponding periods last year. Prices for conventional crude oil averaged $38.53 a barrel in the second quarter and $43.20 a barrel in the first six months this year, compared with $36.93 a barrel and $33.68 a barrel, respectively, in the second quarter and first half of 2002. Average prices for Cold Lake bitumen in the second quarter of 2003 were about 10 percent lower than last year’s second quarter prices, but bitumen prices for the first six months of 2003 averaged about 15 percent higher than the prices of the same period last year.

Gross production of natural gas during the second quarter of 2003 was 489 million cubic feet a day, compared with 532 million cubic feet a day during the same period last year. During the first half of the year, gross production was 488 million cubic feet a day, versus 544 million cubic feet a day in the first six months of 2002. The decrease was mainly due to reservoir decline. At the end of June, construction of facilities to increase production from Wizard Lake was nearing completion, with production expected to begin in the third quarter.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Total production of crude oil and natural gas liquids (NGLs) increased to 262 thousand barrels a day in the second quarter and 252 thousand barrels a day in the first six months of 2003 from 234 thousand barrels a day and 238 thousand barrels a day during the corresponding periods of 2002.

In the second quarter and first six months of this year, gross production of conventional crude oil averaged 47 thousand barrels a day, compared with 51 thousand barrels a day and 52 thousand barrels a day during the corresponding periods in 2002. Production of NGLs available for sale was 25 thousand barrels a day in the second quarter and 26 thousand barrels a day during the first half of 2003, versus 26 thousand barrels a day and 28 thousand barrels a day in the corresponding periods last year. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

The company’s share of Syncrude’s gross production was 53 thousand barrels a day in the second quarter compared with 44 thousand barrels a day during the same period a year ago. Lower maintenance activity was the main reason for the higher production in the second quarter of this year. During the first six months of 2003, the company’s share of Syncrude production was 50 thousand barrels a day, compared with 51 thousand barrels a day in the first six months of 2002.

Gross production of Cold Lake bitumen averaged 137 thousand barrels a day during the second quarter and 129 thousand barrels a day in the first six months of 2003, versus 113 thousand barrels a day and 107 thousand barrels a day in the corresponding periods of 2002. Higher production was a result of increased volume from newly completed phases 11 to 13 offset in part by lower production from existing operations due to the cyclic nature of production at Cold Lake.

On June 3, 2003, the company hosted the official opening of its plant and field facilities for the phases 11 to 13 of Cold Lake operations. The $650-million project was completed on budget and on schedule at the end of 2002 and has been in production since that time. Construction of the project began in November 2000 and over four million work hours were carried out without a single lost-time incident for both employees and contractors.

On June 5, 2003, the company awarded the contract for drilling services for an exploration well on its deepwater acreage on the Scotian Slope. The prospect well, known as Balvenie, is located about 300 kilometers southeast of Halifax, Nova Scotia and is situated on one of two exploration licenses held by the company in the area. Drilling operations for the well began in early July and are expected to last two to three months.

On June 18, 2003, the company announced that financing agreements among all the participants of the Mackenzie Gas Project had been reached and the Preliminary Information Package (PIP) for the Mackenzie Gas Project was submitted to relevant regulatory authorities. On June 30 the regulatory agencies overseeing the project announced the PIP was complete and issued their Plan for Public Involvement. This document describes the opportunities available to the public to review and comment on the pipeline project. The company would lead the construction and operation of the proposed 1,300-kilometre pipeline to deliver natural gas produced in the Mackenzie Delta region to southern markets. The company owns the Taglu field, the largest of the three anchor fields in the project.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Petroleum products

Net earnings from petroleum products were $102 million in the second quarter and a record $241 million in the first half of 2003, compared with net earnings of $15 million and a net loss of $22 million during the corresponding periods last year. Second quarter earnings increased due to higher petroleum product margins. Year-to-date earnings improved as a result of the strengthening of petroleum product margins and higher sales of petroleum products. The increased petroleum product volumes were principally due to higher demand for diesel, heating oil and gasoline.

At the end of the second quarter, the company achieved mechanical completion of the Dartmouth refinery low-sulphur motor gasoline facilities, ahead of schedule and without a safety incident.

Chemicals

Net earnings from chemical operations were $7 million in the second quarter and $13 million in the first half of 2003, compared with $11 million and $20 million during the corresponding periods of 2002. Reduced margins on sales of polyethylene as a result of higher feedstock costs and lower volumes were the main reasons for the decrease in earnings.

Corporate and other

Net earnings from corporate and other operations were $54 million in the second quarter and $108 million in the first half of 2003, versus $33 million and $27 million in the corresponding periods last year. Favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt contributed to the improvement.

During June and July of this year, the company replaced its entire U.S.-dollar-denominated debt with long-term Canadian-dollar loans. The company realized foreign exchange currency gains of $110 million in the first half of this year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $672 million during the second quarter of 2003, compared with $530 million in the same period last year. The higher cash inflow was a result of increased earnings partly offset by higher working capital primarily due to timing of seasonal inventory builds. Year-to-date cash flow from operating activities was $1,372 million, versus $401 million during the first half of 2002. The increased cash inflow was mainly due to higher earnings and the timing of scheduled income tax payments. Total investing activities used $363 million of cash in the second quarter and $703 million in the first half of 2003, compared with $327 million and $565 million used during the corresponding periods last year.

Capital and exploration expenditures were $389 million in the second quarter and $744 million in the first six months of 2003, versus $365 million and $624 million in the corresponding periods a year ago. For the resources segment, the additional capital and exploration expenditures were used mainly on projects at Syncrude to maintain and expand oil production capacity. Petroleum products increased its capital expenditures mainly in projects to reduce the sulphur content of gasoline and to improve operating efficiency.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

During the second quarter, the company redeemed $400 million (U.S.) of its variable-rate U.S.-dollar debt for $546 million (Cdn). To replace the debt repaid in the second quarter, the company borrowed $546 million (Cdn) of variable-rate loans from Exxon Overseas Corporation. The company retired the remaining $200 million (U.S.) debt as of July 11, 2003 and replaced it with a similar variable-rate Canadian-dollar loan from Exxon Overseas Corporation.

On June 19, 2003, the company announced that it had received final acceptance from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share repurchase program that expired on June 20, 2003. The new share-purchase program enables the company to repurchase up to 18.6 million shares during the period from June 23, 2003, to June 22, 2004. During the first half of 2003, the company repurchased about 7 million shares for $312 million.

Cash dividends of $159 million were paid in the first six months of 2003. This compared with dividends of $160 million in the comparable period of 2002. Increased repurchase of shares reduced the number of shares outstanding and total dividend payments. On May 20, 2003, the company declared a quarterly dividend of 22 cents a share, an increase of one cent a share or about five percent, from the previous quarter, payable on July 1, 2003.

The above factors led to an increase in the company’s balance of cash and marketable securities to $964 million at June 30, 2003, from $575 million at the same time last year.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended June 30, 2003 does not differ materially from that discussed in Item 7A on page 25 in the company’s annual report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

The company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that, as of the end of the period covered by this quarterly report, the company’s disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II – OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   A letter agreement dated July 11, 2003 confirming the termination of the Term Loan Agreement dated as of July 13, 1989, relating to the borrowing of $2 billion (U.S.), is Exhibit (4).

Certifications by each of the principal executive officer and principal financial officer of the company pursuant to Rule 13a-4(a) are Exhibits (31.1) and (31.2).

Certifications by each of the chief executive officer and the chief financial officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 are Exhibits (32.1) and (32.2).

(b)   Reports on Form 8-K

Except for reports on Form 8-K dated April 24, 2003 and May 12, 2003, no other reports on Form 8-K have been filed during the quarter for which this report is filed.

By the report on Form 8-K dated April 24, 2003, the company submitted to the Securities and Exchange Commission a press release dated April 22, 2003 and a speech by the company’s chairman, president and chief executive officer at the company’s annual meeting of shareholders on April 22, 2003 which disclosed information relating to the company’s financial condition and results of operations for the fiscal quarter ended March 31, 2003.

By the report on Form 8-K dated May 12, 2003, the company submitted to the Securities and Exchange Commission written certifications by each of the chief executive officer and the chief financial officer of the company for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)

Date: August 12, 2003	/s/ Paul A. Smith (Signature) Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: August 12, 2003	/s/ John Zych (Signature) John Zych Corporate Secretary

INDEX TO EXHIBITS

Exhibit No.	Description

(4)	A letter agreement dated July 11, 2003 confirming the termination of the Term Loan Agreement dated as of July 13, 1989, relating to the borrowing of $2 billion (U.S.)

(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a)

(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a)

(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350