Form 10-Q
period 2003-09-30
IMPERIAL OIL LTD
filed 2003-11-12
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of common shares outstanding, as of September 30, 2003, was 367,920,688.

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

			Nine months
	Third quarter		to September 30

millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues	4,602	4,456	14,526	12,112
Investment and other income	24	76	88	100

TOTAL REVENUES (2)	4,626	4,532	14,614	12,212

EXPENSES
Exploration	33	5	44	20
Purchases of crude oil and products	2,714	2,659	8,791	7,276
Operating	483	447	1,508	1,409
Selling and general	308	291	921	912
Federal excise tax	328	327	942	924
Depreciation and depletion	185	185	542	528
Financing costs (4)	15	56	(99)	28

TOTAL EXPENSES	4,066	3,970	12,649	11,097

EARNINGS BEFORE INCOME TAXES	560	562	1,965	1,115
INCOME TAXES	185	215	538	348

NET EARNINGS (2)	375	347	1,427	767

PER-SHARE INFORMATION — dollars
Net earnings — basic and diluted (8)	1.01	0.91	3.81	2.02
Dividends	0.22	0.21	0.65	0.63

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

			Nine months
	Third quarter		to September 30

millions of dollars	2003	2002	2003	2002

RETAINED EARNINGS AT BEGINNING OF PERIOD	3,890	2,632	3,277	2,382
Net earnings for the period	375	347	1,427	767
Share purchases (8)	(187)	—	(464)	(11)
Dividends	(81)	(79)	(243)	(238)

RETAINED EARNINGS AT END OF PERIOD	3,997	2,900	3,997	2,900

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			Nine months
	Third quarter		to September 30
inflow/(outflow)
millions of dollars	2003	2002	2003	2002

OPERATING ACTIVITIES
Net earnings	375	347	1,427	767
Depreciation and depletion	185	185	542	528
(Gain)/loss on asset sales, after tax	—	—	1	(3)
Future income taxes and other	(5)	(32)	(247)	(237)

Cash flow from earnings	555	500	1,723	1,055
Accounts receivable	55	(59)	75	(229)
Inventories and prepaids	62	(24)	(199)	(201)
Income taxes payable	67	184	188	(255)
Accounts payable and other	(254)	(264)	70	368

Change in operating assets and liabilities	(70)	(163)	134	(317)

CASH FROM OPERATING ACTIVITIES	485	337	1,857	738

INVESTING ACTIVITIES
Additions to property, plant and equipment	(324)	(386)	(1,049)	(995)
Proceeds from asset sales	16	6	38	50

CASH FROM (USED IN) INVESTING ACTIVITIES	(308)	(380)	(1,011)	(945)

CASH FLOW BEFORE FINANCING ACTIVITIES	177	(43)	846	(207)
FINANCING ACTIVITIES
Short-term debt — net	—	—	—	(460)
Long-term debt issued (7)	272	—	818	500
Repayment of long-term debt (7)	(272)	—	(818)	—
Common shares purchased (8)	(207)	—	(519)	(13)
Dividends paid	(82)	(79)	(241)	(239)

CASH FROM (USED IN) FINANCING ACTIVITIES	(289)	(79)	(760)	(212)

INCREASE (DECREASE) IN CASH	(112)	(122)	86	(419)
CASH AT BEGINNING OF PERIOD	964	575	766	872

CASH AT END OF PERIOD	852	453	852	453

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(unaudited)

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2003	2002

ASSETS
Current assets
Cash	852	766
Accounts receivable	1,273	1,348
Inventories of crude oil and products	602	433
Materials, supplies and prepaid expenses	140	110
Future income tax assets	313	323

Total current assets	3,180	2,980
Investments and other long-term assets	93	134
Property, plant and equipment at cost	19,049	18,105
less accumulated depreciation and depletion	(9,998)	(9,553)

Property, plant and equipment, net	9,051	8,552
Goodwill	204	204
Other intangible assets	21	24

TOTAL ASSETS	12,549	11,894

LIABILITIES
Current liabilities
Short-term debt	72	72
Accounts payable and accrued liabilities	2,167	2,114
Income taxes payable	745	557
Current portion of long-term debt	501	—

Total current liabilities	3,485	2,743
Long-term debt (7)	849	1,466
Other long-term obligations (5)	1,195	1,207
Future income tax liabilities	1,139	1,262

TOTAL LIABILITIES	6,668	6,678
SHAREHOLDERS’ EQUITY
Common shares (8)	1,884	1,939
Earnings retained and used in the business	3,997	3,277

TOTAL SHAREHOLDERS’ EQUITY	5,881	5,216

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,549	11,894

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2003, and December 31, 2002, and the results of operations and changes in cash flows for the nine months ending September 30, 2003, and 2002. All such adjustments are of a normal recurring nature.

The results for the nine months ending September 30, 2003, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1.	Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following.

			Nine months
	Third quarter		to September 30

millions of dollars	2003	2002	2003	2002

Earnings as shown in financial statements (2)(a)	375	347	1,427	767
Impact of U.S. accounting principles (b)
Capitalized interest	5	—	12	(2)
Enacted tax rate difference	—	(2)	(59)	(22)
Restatement to reflect accounting change (c)	—	(3)	—	(11)

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	380	342	1,380	732
Cumulative effect of accounting change (a)(c)	—	—	4	—

Net earnings under U.S. GAAP (a)	380	342	1,384	732
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—	—	—

Comprehensive income under U.S. GAAP	380	342	1,384	732

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows.

	As at		As at
	September 30, 2003		December 31, 2002

	As	U.S.	As	U.S.
millions of dollars	Reported	GAAP	Reported	GAAP

Current assets	2,867	2,867	2,657	2,657
Future income tax assets	313	519	323	530
Investments and other long-term assets	93	93	134	134
Property, plant and equipment — cost	19,049	19,183	18,105	18,157
Property, plant and equipment — accumulated depreciation and depletion	(9,998)	(10,093)	(9,553)	(9,610)
Goodwill	204	204	204	204
Other intangible assets — cost	53	167	54	168
Other intangible assets — accumulated depreciation and depletion	(32)	(32)	(30)	(30)

TOTAL ASSETS	12,549	12,908	11,894	12,210

Current liabilities	3,485	3,487	2,743	2,743
Long-term debt	849	849	1,466	1,466
Other long-term obligations	1,195	1,830	1,207	1,823
Future income tax liabilities	1,139	1,209	1,262	1,267
Shareholders’ equity	5,881	5,533	5,216	4,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,549	12,908	11,894	12,210

Shareholders’ Equity:
Common shares at stated value
At beginning	1,939	1,939	1,941	1,941
Share purchases at stated value	(55)	(55)	(2)	(2)

At end	1,884	1,884	1,939	1,939

Retained earnings
At beginning	3,277	3,287	2,396	2,402
Net earnings for the period	1,427	1,384	1,210	1,214
Share purchases in excess of stated value	(464)	(464)	(11)	(11)
Dividends	(243)	(243)	(318)	(318)

At end	3,997	3,964	3,277	3,287

Accumulated other comprehensive income
At beginning	—	(315)	—	(77)
Other comprehensive income for the period	—	—	—	(238)

At end	—	(315)	—	(315)

Total shareholders’ equity	5,881	5,533	5,216	4,911

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

(a)     Earnings per share — basic and diluted (dollars)

			Nine months
	Third quarter		to September 30

	2003	2002	2003	2002

Under accounting principles of
Canada	1.01	0.91	3.81	2.02
United States
Earnings before cumulative effect of accounting change	1.03	0.90	3.69	1.93
Cumulative effect of accounting change	—	—	0.01	—

Net earnings	1.03	0.90	3.70	1.93

Weighted average number of common shares outstanding (thousands of shares)	370,459	378,863	374,168	378,880

(b)     Impact of accounting principles

An explanation of these items is found on pages 17 to 20 of the company’s annual report on Form 10-K for the year ended December 31, 2002.

(c)     Accounting change

As of January 1, 2003, the company adopted Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”. The Canadian Institute of Chartered Accountants (CICA) adopted a similar standard that harmonizes Canadian GAAP with U.S. GAAP. Disclosures required by the new U.S. and Canadian accounting standards are described in note 3.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123”. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. It also requires more prominent disclosures in the financial statements about the method of accounting for stock based employee compensation and the effect of the method used in reported results. Effective January 1, 2003, the company adopted for all stock based compensation granted after that date the fair value based recognition provisions as prescribed by SFAS No. 123 “Accounting for Stock Based Compensation” and complied with the disclosure requirements under SFAS No. 148. The company has not issued any new stock based employee compensation to its employees in the first nine months of 2003.

(d)     The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or September 30, 2003, nor were any significant derivatives undertaken during the first nine months of 2003.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments

	Resources		Products		Chemicals
Third quarter
millions of dollars	2003	2002	2003	2002	2003	2002

REVENUES
Operating revenues (a)	796	648	3,576	3,556	230	252
Intersegment sales (b)	552	647	288	273	55	54
Investment and other income	3	68	14	6	—	—

TOTAL REVENUES	1,351	1,363	3,878	3,835	285	306

EXPENSES
Exploration (c)	33	5	—	—	—	—
Purchases (b)	525	438	2,874	2,986	207	209
Operating (b)	269	237	185	182	32	28
Selling and general	7	2	272	260	29	28
Federal excise tax	—	—	328	327	—	—
Depreciation and depletion	129	131	51	48	5	6
Financing costs	—	—	1	—	—	—

TOTAL EXPENSES	963	813	3,711	3,803	273	271

EARNINGS BEFORE INCOME TAXES	388	550	167	32	12	35
INCOME TAXES	131	204	52	11	4	13

NET EARNINGS	257	346	115	21	8	22

EXPORT SALES TO THE UNITED STATES	337	246	185	152	134	137
CASH FLOW FROM EARNINGS	364	442	186	38	13	25
CAPEX (c)	250	242	102	136	9	13

	Corporate		Consolidated
Third quarter
millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues (a)	—	—	4,602	4,456
Intersegment sales (b)	—	—	—	—
Investment and other income	7	2	24	76

TOTAL REVENUES	7	2	4,626	4,532

EXPENSES
Exploration (c)	—	—	33	5
Purchases (b)	—	—	2,714	2,659
Operating (b)	—	—	483	447
Selling and general	—	1	308	291
Federal excise tax	—	—	328	327
Depreciation and depletion	—	—	185	185
Financing costs	14	56	15	56

TOTAL EXPENSES	14	57	4,066	3,970

EARNINGS BEFORE INCOME TAXES	(7)	(55)	560	562
INCOME TAXES	(2)	(13)	185	215

NET EARNINGS	(5)	(42)	375	347

EXPORT SALES TO THE UNITED STATES	—	—	656	535
CASH FLOW FROM EARNINGS	(8)	(5)	555	500
CAPEX (c)	—	—	361	391

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2003	2002

Purchases	892	974
Operating expense	3	—

Total intersegment sales	895	974

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments (continued)

	Resources		Products		Chemicals
Nine months to September 30
millions of dollars	2003	2002	2003	2002	2003	2002

REVENUES
Operating revenues (a)	2,592	1,788	11,177	9,608	757	716
Intersegment sales (b)	1,760	1,626	993	744	182	152
Investment and other income	34	73	33	18	—	—

TOTAL REVENUES	4,386	3,487	12,203	10,370	939	868

EXPENSES
Exploration (c)	44	20	—	—	—	—
Purchases (b)	1,838	1,254	9,170	7,929	708	614
Operating (b)	831	765	592	559	95	86
Selling and general	16	9	818	810	87	85
Federal excise tax	—	—	942	924	—	—
Depreciation and depletion	370	358	154	153	18	17
Financing costs	1	1	1	1	—	—

TOTAL EXPENSES	3,100	2,407	11,677	10,376	908	802

EARNINGS BEFORE INCOME TAXES	1,286	1,080	526	(6)	31	66
INCOME TAXES	339	339	170	(5)	10	24

NET EARNINGS	947	741	356	(1)	21	42

EXPORT SALES TO THE UNITED STATES	994	651	591	470	429	386
CASH FLOW FROM EARNINGS	1,175	985	541	35	30	54
CAPEX (c)	709	649	366	349	30	17
TOTAL ASSETS AS AT Sept. 30 (b)	6,212	5,788	5,361	5,039	415	396
CAPITAL EMPLOYED AS AT Sept. 30	3,562	3,230	2,707	2,472	193	178

	Corporate		Consolidated
Nine months to September 30
millions of dollars	2003	2002	2003	2002

REVENUES
Operating revenues (a)	—	—	14,526	12,112
Intersegment sales (b)	—	—	—	—
Investment and other income	21	9	88	100

TOTAL REVENUES	21	9	14,614	12,212

EXPENSES
Exploration (c)	—	—	44	20
Purchases (b)	—	—	8,791	7,276
Operating (b)	—	—	1,508	1,409
Selling and general	—	8	921	912
Federal excise tax	—	—	942	924
Depreciation and depletion	—	—	542	528
Financing costs	(101)	26	(99)	28

TOTAL EXPENSES	(101)	34	12,649	11,097

EARNINGS BEFORE INCOME TAXES	122	(25)	1,965	1,115
INCOME TAXES	19	(10)	538	348

NET EARNINGS	103	(15)	1,427	767

EXPORT SALES TO THE UNITED STATES	—	—	2,014	1,507
CASH FLOW FROM EARNINGS	(23)	(19)	1,723	1,055
CAPEX (c)	—	—	1,105	1,015
TOTAL ASSETS AS AT Sept. 30 (b)	852	453	12,549	11,341
CAPITAL EMPLOYED AS AT Sept. 30	899	500	7,361	6,380

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2003	2002

Purchases	2,925	2,521
Operating expense	10	1

Total intersegment sales	2,935	2,522

Intersegment receivables and payables	291	335

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Reporting change

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

Estimated cash flows have been discounted at six percent. Implementation of the new standard has reduced site-restoration liabilities by $16 million to $488 million as of September 30, 2003. The total undiscounted amount of the estimated cash flows required to settle the obligations is $895 million. Payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed more than 25 years. This change in accounting standard has no impact on the cash flow profile of the company. The new standard has been applied retroactively, and the financial statements of prior periods have been restated.

The impact of adopting the new accounting for asset retirement obligations standard on the consolidated balance sheet and statement of earnings is:

Change in consolidated balance sheet

	As at Sept. 30

millions of dollars - increase/(decrease)	2003	2002

Property, plant and equipment	24	18

Total assets	24	18

Other long-term obligations	(16)	16
Future income tax liabilities	13	1
Retained earnings	27	1

Total liabilities and shareholders’ equity	24	18

Change in consolidated statement of earnings

			Nine months
	Third quarter		to September 30

millions of dollars - increase/(decrease)	2003	2002	2003	2002

Operating expense	(12)	(6)	(36)	(19)
Depreciation and depletion expense	1	1	2	2

Total expenses	(11)	(5)	(34)	(17)
Income taxes	4	2	11	6

Net earnings	7	3	23	11

Earnings per share — basic and diluted (dollars)	0.02	0.01	0.06	0.03

4.	Financing costs

			Nine months
	Third quarter		to September 30

millions of dollars	2003	2002	2003	2002

Debt related interest	11	10	27	29
Other interest	1	—	3	2

Total interest expense	12	10	30	31
Foreign exchange expense (gain) on long-term debt	3	46	(129)	(3)

Total financing costs	15	56	(99)	28

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Other long-term obligations

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2003	2002

Employee retirement benefits	683	671
Site restoration (a)	438	454
Other obligations	74	82

Total other long-term obligations	1,195	1,207

(a)	Total site restoration also includes $50 million in current liabilities ($71 million at December 31, 2002).

6.	Incentive compensation programs

The company accounts for its incentive compensation programs, except for the incentive stock option plan issued prior to January 1, 2003, by using the fair-value-based method. Under this method, compensation expense related to the units of these programs is recorded in the consolidated statement of earnings over the vesting period. The company accounts for its incentive stock option plan by using the intrinsic-value-based method and does not recognize compensation expense on the issuance of stock options because the exercise price is equal to the market value at the date of grant. If the fair-value-based method of accounting had been adopted to account for the incentive stock option plan, the impact on net earnings and earnings per share would have been negligible.

The company purchased shares on the market to fully offset the dilutive effects from the exercise of incentive stock options. The company does not plan to issue stock options in the future.

7.	Long-term debt

			As at	As at
		Interest	Sept. 30	Dec. 31
Issued	Maturity date	rate	2003	2002

1989	September 1, 2004 (2002 — $600 million (U.S.)) (a)	Variable	—	946
2002	May 7, 2004 (b)	Variable	—	500
2003	$250 million due May 26, 2005 and $250 million due August 26, 2005	Variable	500	—
2003	January 19, 2006 (a)	Variable	318	—

Long-term debt (at period-end exchange rate)			818	1,446
Capital leases			31	20

Total long-term debt			849	1,466

(a)	In July this year, the company redeemed the remaining $200 million (U.S.) of its variable-rate U.S.-dollar debt for $272 million (Cdn). To replace the debt repaid in the third quarter, the company borrowed $272 million (Cdn) variable-rate loans from Exxon Overseas Corporation at interest equivalent to Canadian market rates.

(b)	Medium-term notes ($500 million) have been reclassified to the current portion of long-term debt in the balance sheet. The company intends to refinance these notes beyond the initial maturity date under the existing Medium Term Notes Program.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Common shares

	As at	As at
	Sept. 30	Dec. 31
thousands of shares	2003	2002

Authorized	450,000	450,000
Common shares outstanding	367,921	378,863

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

	millions of

Year	Shares	Dollars

1995 - 2001	202.4	5,156
2002 - Third quarter	—	—
Full year	0.3	13
2003 - Third quarter	4.2	207
Year-to-date	11.0	519
Cumulative purchases to date	213.7	5,688

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

OPERATING RESULTS

The company’s net earnings for the third quarter of 2003 were $375 million or $1.01 a share, compared with $347 million or $ 0.91 a share for the same quarter last year. Net earnings for the first nine months of 2003 were $1,427 million or $3.81 a share, the highest nine-month earnings on record, versus $767 million or $2.02 a share in the same period of 2002. Third quarter earnings increased primarily as a result of higher industry margins for petroleum products and higher prices for natural gas, partly offset by lower prices for Cold Lake bitumen and higher exploration and planned maintenance expenses. Earnings for the first nine months increased mainly because of higher prices for natural gas and crude oil and higher industry margins for petroleum products.

The negative impact of the higher Canadian dollar on resource and product prices was only partly offset by the favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt. This has resulted in a net negative impact of about $70 million on earnings in the third quarter versus the same period of last year and about $140 million for the first nine months of this year compared with that of 2002.

Total revenues were $4,626 million in the third quarter and $14,614 million in the first nine months of 2003, versus $4,532 million and $12,212 million in the same periods last year.

Natural resources

During the third quarter of 2003, net earnings from natural resources were $257 million compared with $346 million in the same period last year. Earnings decreased mainly due to lower Cold Lake bitumen and crude oil prices, lower Syncrude production, and higher exploration and planned maintenance expenses, partly offset by higher prices for natural gas and higher Cold Lake bitumen volumes. Year-to-date net earnings were a record $947 million versus $741 million during the same period last year. Higher prices for natural gas and crude oil and higher production volumes of Cold Lake bitumen were the main reasons for the increased earnings in the first nine months of 2003 compared with last year.

Prices for natural gas averaged $6.12 a thousand cubic feet in the third quarter and $6.98 a thousand cubic feet in the first nine months of 2003, compared with $3.36 a thousand cubic feet and $3.61 a thousand cubic feet during the corresponding periods last year. Prices for conventional crude oil averaged $36.68 a barrel in the third quarter and $41.32 a barrel in the first nine months this year, compared with $40.06 a barrel and $35.76 a barrel, respectively, in the third quarter and first nine months of 2002. Average prices for Cold Lake bitumen in the third quarter of 2003 were about 20 percent lower than the average third quarter prices of 2002, and prices for the first nine months of 2003 were essentially unchanged from the previous year.

Gross production of natural gas during the third quarter of 2003 was 520 million cubic feet a day, compared with 527 million cubic feet a day during the same period last year. During the first nine months of the year, gross production was 499 million cubic feet a day, versus 538 million cubic feet a day in the first nine months of 2002. Lower production as a result of reservoir decline was partly offset by higher production from the recently completed facilities at Wizard Lake.

Total production of crude oil and natural gas liquids (NGLs) increased to 271 thousand barrels a day in the third quarter and 259 thousand barrels a day in the first nine months of 2003 from 258 thousand barrels a day and 244 thousand barrels a day in the corresponding periods of 2002.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Gross production of conventional crude oil averaged 45 thousand barrels a day and 46 thousand barrels a day in the third quarter and first nine months of this year, compared with 49 thousand barrels a day and 51 thousand barrels a day during the corresponding periods in 2002. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production. Production of NGLs available for sale was 28 thousand barrels a day in the third quarter and 27 thousand barrels a day during the first nine months of 2003, essentially unchanged from the corresponding periods of 2002.

Gross production of Cold Lake bitumen averaged 137 thousand barrels a day during the third quarter and 132 thousand barrels a day in the first nine months of 2003, versus 117 thousand barrels a day and 110 thousand barrels a day in the corresponding periods of 2002. Higher production was a result of increased volume from newly completed phases 11 to 13 offset in part by lower production from existing operations due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production was 61 thousand barrels a day in the third quarter compared with 65 thousand barrels a day during the same period a year ago. Higher planned maintenance activity was the main reason for lower production in the third quarter of 2003. During the first nine months of 2003, the company’s share of Syncrude production was 54 thousand barrels a day, compared with 56 thousand barrels a day in the first nine months of last year.

In early October, a primary upgrading unit at Syncrude was taken down for an unscheduled maintenance turnaround. This is expected to reduce Syncrude’s fourth quarter production.

In September 2003, the company concluded drilling operations on a deepwater well on the Scotian Slope without encountering hydrocarbons in commercial quantities. Drilling began on the prospect called Balvenie, located about 300 kilometers southeast of Halifax, Nova Scotia, in approximately 1,800 meters of water in early July 2003. Exploration costs related to the Balvenie well were reflected in the third quarter earnings.

The company continues to work toward a regulatory application for the Mackenzie Gas Project. In September, it met with energy companies interested in shipping gas through the proposed pipeline to discuss nomination commitments.

Petroleum products

Net earnings from petroleum products were $115 million in the third quarter and a record $356 million in the first nine months of 2003, compared with net earnings of $21 million and a net loss of $1 million during the corresponding periods last year. Third quarter earnings increased mainly due to higher industry petroleum product margins. The effective response to external events such as the August power outage in Ontario contained the negative impact of these events on earnings. Year-to-date earnings improved as a result of the strengthening of industry petroleum product margins and higher sales of petroleum products. The increased petroleum product volumes were principally due to higher demand for diesel, gasoline and heating oil.

The company opened low-sulphur gasoline production units at its Strathcona and Dartmouth refineries, reducing the sulphur content of gasoline produced by over 90 per cent. All of the company’s operations are expected to be producing gasoline averaging less than 30 part per million of sulphur by the fourth quarter of this year, more than a year in advance of the legislated requirement.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Chemicals

Net earnings from chemical operations were $8 million in the third quarter and $21 million in the first nine months of 2003, compared with $22 million and $42 million during the corresponding periods of 2002. Reduced industry margins on sales of polyethylene as a result of higher feedstock costs was the main reason for the decrease in earnings.

Corporate and other

Net earnings from corporate and other operations were negative $5 million in the third quarter and positive $103 million in the first nine months of 2003, versus negative $42 million and negative $15 million in the corresponding periods last year. Favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt contributed to the year-to-date performance.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities increased to $485 million during the third quarter of 2003 from $337 million in the same period last year. Changes in working capital as a result of seasonal inventory draws and the effects of commodity prices on receivable balances, and higher earnings contributed to the increase. Cash flow from operating activities was $1,857 million for the nine months of 2003, versus $738 million in the corresponding period of 2002. The increased cash inflow was mainly due to higher earnings and the timing of scheduled income tax payments. Total investing activities used $308 million of cash in the third quarter and $1,011 million in the first nine months of 2003, compared with $380 million and $945 million during the corresponding periods last year.

Capital and exploration expenditures were $357 million in the third quarter and $1,093 million in the first nine months of 2003, versus $391 million and $1,015 million in the corresponding periods a year ago. For the resources segment, the additional capital and exploration expenditures were used mainly on projects at Syncrude to maintain and expand oil production capacity. Petroleum products increased its capital expenditures mainly in projects to reduce the sulphur content of gasoline and to improve operating efficiency.

In the third quarter, the company redeemed $200 million (U.S.), the remaining balance of its variable-rate U.S.-dollar debt for $272 million (Cdn), and replaced it with a similar variable-rate Canadian-dollar loan from Exxon Overseas Corporation.

During the third quarter and first nine months of 2003, the company repurchased about 4 million shares for $207 million and 11 million shares for $519 million, respectively.

Following an independent actuarial evaluation of the registered pension plan that will be completed in the fourth quarter, the company plans to meet any additional funding requirements from operating cash flows. Current or future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Cash dividends of $241 million were paid in the first nine months of 2003, compared with dividends of $239 million in the comparable period of 2002. An increase in the per share dividend payment since the second quarter was partly offset by the lower number of outstanding shares resulting from the company’s share repurchase program. The dividend increase represented the ninth consecutive year of dividend growth. On August 13, 2003, the company declared a quarterly dividend of 22 cents a share, payable on October 1, 2003.

The above factors led to an increase in the company’s balance of cash and marketable securities to $852 million at September 30, 2003, from $453 million at the same time last year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the nine months ended September 30, 2003 does not differ materially from that discussed in Item 7A on page 25 in the company’s annual report on Form 10-K for the year ended December 31, 2002.

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

(a)     Certifications by each of the principal executive officer and principal financial officer of the company pursuant to Rule 13a-4(a) are Exhibits (31.1) and (31.2).

Certifications by each of the chief executive officer and the chief financial officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 are Exhibits (32.1) and (32.2).

(b)     Reports on Form 8-K

Except for reports on Form 8-K dated July 28, 2003, no other reports on Form 8-K have been filed during the quarter for which this report is filed.

By the report on Form 8-K dated July 28, 2003, the company submitted to the Securities and Exchange Commission a press release dated July 23, 2003 which disclosed information relating to the company’s financial condition and results of operations for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)

Date: November 12, 2003	/s/ Paul A. Smith
(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date: November 12, 2003	/s/ John Zych
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