Form 10-Q
period 2004-03-31
IMPERIAL OIL LTD
filed 2004-05-06
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from --- to ---

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [✓] NO [  ]

The number of common shares outstanding, as of March 31, 2004, was 360,296,690.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS

(unaudited)

	Three months
	to March 31
millions of dollars	2004	2003
REVENUES
Operating revenues	5,056	5,452
Investment and other income	11	26

TOTAL REVENUES (2)	5,067	5,478

EXPENSES
Exploration	16	7
Purchases of crude oil and products (3)	2,833	3,196
Operating (3)(4)	683	739
Selling and general (4)	293	321
Federal excise tax	304	302
Depreciation and depletion	215	180
Financing costs (6)	10	(57)

TOTAL EXPENSES	4,354	4,688

EARNINGS BEFORE INCOME TAXES	713	790
INCOME TAXES	204	252

NET EARNINGS (2)	509	538

PER-SHARE INFORMATION - dollars
Net earnings - basic (7)	1.41	1.42
Net earnings - diluted (7)	1.40	1.42
Dividends	0.22	0.21

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(unaudited)

	Three months
	to March 31
millions of dollars	2004	2003
RETAINED EARNINGS AT BEGINNING OF PERIOD	3,919	3,277
Net earnings for the period	509	538
Share purchases (7)	(134)	(126)
Dividends	(80)	(79)

RETAINED EARNINGS AT END OF PERIOD	4,214	3,610

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months
inflow/(outflow)	to March 31
millions of dollars	2004	2003
OPERATING ACTIVITIES
Net earnings	509	538
Depreciation and depletion	215	180
(Gain)/loss on asset sales, after tax	(1)	—
Future income taxes and other	(89)	(158)

Cash flow from earnings	634	560
Accounts receivable	(179)	(274)
Inventories and prepaids	(295)	(115)
Income taxes payable	39	143
Accounts payable and other	191	386

Change in operating assets and liabilities	(244)	140

CASH FROM OPERATING ACTIVITIES	390	700

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(319)	(345)
Proceeds from asset sales	13	5

CASH FROM (USED IN)INVESTING ACTIVITIES	(306)	(340)

FINANCING ACTIVITIES
Issuance of common shares under stock option plan	6	—
Common shares purchased (7)	(147)	(141)
Dividends paid	(80)	(79)

CASH FROM (USED IN) FINANCING ACTIVITIES	(221)	(220)

INCREASE (DECREASE) IN CASH	(137)	140
CASH AT BEGINNING OF PERIOD	448	766

CASH AT END OF PERIOD	311	906

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(unaudited)

	As at	As at
	Mar.31	Dec.31
millions of dollars	2004	2003
ASSETS
Current assets
Cash	311	448
Accounts receivable	1,494	1,315
Inventories of crude oil and products	649	407
Materials, supplies and prepaid expenses	158	105
Future income tax assets	398	353

Total current assets	3,010	2,628
Investments and other long-term assets	226	259
Property, plant and equipment at cost	19,561	19,288
less accumulated depreciation and depletion	(10,240)	(10,070)

Property, plant and equipment (net) (8)	9,321	9,218
Goodwill	204	204
Other intangible assets	51	52

TOTAL ASSETS	12,812	12,361

LIABILITIES
Current liabilities
Short-term debt	72	72
Accounts payable and accrued liabilities	2,372	2,222
Income taxes payable	634	595
Current portion of long-term debt	502	501

Total current liabilities	3,580	3,390
Long-term debt (9)	868	859
Other long-term obligations (10)	978	972
Future income tax liabilities	1,320	1,362

TOTAL LIABILITIES	6,746	6,583
SHAREHOLDERS’ EQUITY
Common shares	1,852	1,859
Earnings retained and used in the business	4,214	3,919

TOTAL SHAREHOLDERS’ EQUITY	6,066	5,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,812	12,361

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2004, and December 31, 2003, and the results of operations and changes in cash flows for the three months ending March 31, 2004, and 2003. All such adjustments are of a normal recurring nature.

The results for the three months ending March 31, 2004, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1. Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following:

	Three months
	to March 31
millions of dollars	2004	2003
Net earnings as shown in financial statements (2)(a)	509	538
Impact of U.S. accounting principles (b)
Capitalized interest	4	2
Enacted tax rate difference	(47)	—

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	466	540
Cumulative effect of accounting change (a)	—	4

Net earnings under U.S. GAAP (a)	466	544
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—

Comprehensive income under U.S. GAAP	466	544

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

1. Adjustments under United States GAAP (continued .....)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows:

	As at		As at
	March 31, 2004		December 31, 2003
	As	U.S.	As	U.S.
millions of dollars	Reported	GAAP	Reported	GAAP
Current assets	2,612	2,612	2,275	2,275
Future income tax assets	398	547	353	502
Investments and other long-term assets	226	95	259	97
Property, plant and equipment - cost	19,561	19,714	19,288	19,433
Property, plant and equipment - accumulated depreciation and depletion	(10,240)	(10,337)	(10,070)	(10,166)
Goodwill	204	204	204	204
Other intangible assets - cost	88	177	87	176
Other intangible assets - accumulated depreciation and depletion	(37)	(37)	(35)	(35)

TOTAL ASSETS	12,812	12,975	12,361	12,486

Current liabilities	3,078	3,119	2,889	2,889
Current portion of long-term debt	502	502	501	501
Long-term debt	868	868	859	859
Other long-term obligations	978	1,350	972	1,314
Future income tax liabilities	1,320	1,346	1,362	1,378
Shareholders’ equity	6,066	5,790	5,778	5,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,812	12,975	12,361	12,486

Shareholders’ Equity:
Common shares at stated value
At beginning	1,859	1,859	1,939	1,939
Issuance of common shares under stock option plan	6	6	—	—
Share purchases at stated value	(13)	(13)	(80)	(80)

At end	1,852	1,852	1,859	1,859

Retained earnings
At beginning	3,919	3,952	3,277	3,287
Net earnings for the period	509	466	1,682	1,705
Share purchases in excess of stated value	(134)	(134)	(717)	(717)
Dividends	(80)	(80)	(323)	(323)

At end	4,214	4,204	3,919	3,952

Accumulated other comprehensive income
At beginning	—	(266)	—	(315)
Other comprehensive income for the period	—	—	—	49

At end	—	(266)	—	(266)

Total shareholders’ equity	6,066	5,790	5,778	5,545

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

1. Adjustments under United States GAAP (continued .....)

(a) Earnings per share

	Three months
	to March 31
	2004	2003
Under accounting principles of:
Canada - basic	$1.41	$1.42
United States
Earnings before cumulative effect of accounting change - basic	$1.29	$1.43
Cumulative effect of accounting change - basic	—	0.01

Net earnings per share - basic	$1.29	$1.44

Canada - diluted	$1.40	$1.42
United States
Earnings before cumulative effect of accounting change - diluted	$1.29	$1.43
Cumulative effect of accounting change - diluted	—	0.01

Net earnings per share - diluted	$1.29	$1.44

(b) Impact of accounting principles
An explanation of these items is found on pages 17 to 21 of the company’s annual report on Form 10-K for the year ended December 31, 2003.

(c) The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or March 31, 2004, nor were any significant derivatives undertaken during the first three months of 2004.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

2. Business segments

Three months to March 31	Resources		Products		Chemicals
millions of dollars	2004	2003	2004	2003	2004	2003
REVENUES
Operating revenues (a)	890	1,004	3,923	4,168	243	280
Intersegment sales (b)	639	635	369	378	65	65
Investment and other income	—	12	8	8	—	—

TOTAL REVENUES	1,529	1,651	4,300	4,554	308	345

EXPENSES
Exploration (c)	16	7	—	—	—	—
Purchases (b)	478	585	3,206	3,430	222	259
Operating (b)	381	423	258	276	44	40
Selling and general	4	6	269	285	20	30
Federal excise tax	—	—	304	302	—	—
Depreciation and depletion	153	119	59	54	3	7
Financing costs	—	1	—	—	—	—

TOTAL EXPENSES	1,032	1,141	4,096	4,347	289	336

EARNINGS BEFORE INCOME TAXES	497	510	204	207	19	9
INCOME TAXES	131	171	69	68	7	3

NET EARNINGS	366	339	135	139	12	6

EXPORT SALES TO THE UNITED STATES	332	352	254	248	138	148
CASH FLOW FROM EARNINGS	494	425	131	133	13	4
CAPEX (c)	275	227	64	120	6	8
TOTAL ASSETS AS AT March 31 (b)	6,568	6,120	5,812	5,510	491	439

Three months to March 31	Corporate		Consolidated
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues (a)	—	—	5,056	5,452
Intersegment sales (b)	—	—	—	—
Investment and other income	3	6	11	26

TOTAL REVENUES	3	6	5,067	5,478

EXPENSES
Exploration (c)	—	—	16	7
Purchases (b)	—	—	2,833	3,196
Operating (b)	—	—	683	739
Selling and general	—	—	293	321
Federal excise tax	—	—	304	302
Depreciation and depletion	—	—	215	180
Financing costs	10	(58)	10	(57)

TOTAL EXPENSES	10	(58)	4,354	4,688

EARNINGS BEFORE INCOME TAXES	(7)	64	713	790
INCOME TAXES	(3)	10	204	252

NET EARNINGS	(4)	54	509	538

EXPORT SALES TO THE UNITED STATES	—	—	724	748
CASH FLOW FROM EARNINGS	(4)	(2)	634	560
CAPEX (c)	—	—	345	355
TOTAL ASSETS AS AT March 31 (b)	311	906	12,812	12,628

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2004	2003
Purchases	1,073	1,078

Total intersegment sales	1,073	1,078

Intersegment receivables and payables	370	347

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

3.	Reporting of fuel consumed in operations

Beginning in 2004, fuel consumed in operations, previously included in purchases of crude oil and products, are reclassified as operating expenses in the consolidated statement of earnings. Prior period amounts have been reclassified for comparative purposes. This reclassification has no impact on total expenses and net earnings or on the cash flow profile of the company.

4.	Employee retirement benefits

The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

	Three months
	to March 31
millions of dollars	2004	2003
Pension benefits:
Current service cost	20	18
Interest cost	59	55
Expected return on plan assets	(56)	(45)
Amortization of prior service cost	7	7
Recognized actuarial loss	17	17

Net benefit cost	47	52

Other post-retirement benefits:
Current service cost	2	1
Interest cost	6	6
Recognized actuarial loss	1	1

Net benefit cost	9	8

5.	Incentive compensation programs

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

6.	Financing costs

	Three months
	to March 31
millions of dollars	2004	2003
Debt related interest	10	8
Other interest	—	1

Total interest expense	10	9
Foreign exchange expense (gain) on long-term debt	—	(66)

Total financing costs	10	(57)

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

7.	Common shares

	As at	As at
	Mar.31	Dec.31
thousands of shares	2004	2003
Authorized	450,000	450,000
Common shares outstanding	360,297	362,653

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

	millions of
Year	Shares	Dollars
1995 - 2002	202.7	5,169
2003 - First quarter	3.0	141
Full year	16.3	799
2004 - First quarter	2.5	147
Cumulative purchases to date	221.5	6,115

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

The following table provides the calculation of basic and diluted earnings per share:

	Three months
	to March 31
	2004	2003
Net earnings (millions of dollars)	509	538
(thousands of shares)
Average number of common shares outstanding, weighted monthly	361,699	377,850
Plus: average number of shares issued on assumed exercise of stock options	693	—

Weighted average number of diluted common shares	362,392	377,850

Earnings per share - basic	$1.41	$1.42
Earnings per share - diluted	$1.40	$1.42

8.	Investment in oil, gas and mineral leases

The company’s net investment in oil, gas and mineral leases reported in property, plant and equipment as of March 31, 2004 was $868 million, and as of December 31, 2003 was $935 million.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued .....)
(unaudited)

9.	Long-term debt

		As at	As at
		Mar.31	Dec.31
Issued	Maturity date	2004	2003
2003	$250 million due May 26, 2005 and $250 million due August 26, 2005	500	500
2003	January 19, 2006	318	318

Long-term debt		818	818
Capital leases		50	41

Total long-term debt		868	859

10.	Other long-term obligations

	As at	As at
	Mar.31	Dec.31
millions of dollars	2004	2003
Employee retirement benefits	513	505
Asset retirement obligations and other environmental liabilities (a)	390	393
Other obligations	75	74

Total other long-term obligations	978	972

(a) Total asset retirement obligations and other environmental liabilities also include $70 million in current liabilities ($69 million at December 31, 2003).

IMPERIAL OIL LIMITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The company’s net earnings for the first quarter of 2004 were $509 million or $1.40 a share on a diluted basis, versus $538 million or $1.42 a share for the same period last year. Earnings in the first quarter of 2004 were positively impacted by higher volumes of crude oil and natural gas, lower effective tax rates in the resources segment and stronger manufacturing margins for petroleum and chemical products. These increases were more than offset by the negative earnings effects of a higher Canadian dollar of about $100 million, and the absence of foreign exchange gains of about $50 million on U.S.-dollar denominated debt reported in the first quarter of 2003. The company replaced all its U.S.-dollar denominated debt with Canadian-dollar denominated debt during 2003.

Total revenues were $5,067 million in the first quarter versus $5,478 million in the corresponding period last year.

Natural resources

During the first quarter of 2004, net earnings from natural resources were $366 million, the second highest quarterly earnings on record, compared with $339 million in the same period last year. Earnings increased because of higher production from the company’s interest in Syncrude, higher natural gas volumes and lower royalties, partly offset by lower realizations for crude oil and natural gas mainly due to the negative effects of a higher Canadian dollar. Lower effective tax rates from substantively enacted Alberta tax laws also contributed about $45 million to earnings, which was partly offset by the absence of a favourable tax settlement of about $20 million in the first quarter of 2003.

While U.S. dollar world oil prices averaged slightly higher in the first quarter, the company’s Canadian dollar realizations for conventional crude oil at $42.70 a barrel, compared with $47.86 a barrel in the same period last year, were lower due to the stronger Canadian dollar. Average realizations for Cold Lake bitumen in the first quarter of 2004 were about 15 percent lower than the prior year’s prices. The company’s realization for natural gas was also lower, averaging $6.58 a thousand cubic feet in the first quarter of 2004, compared with $8.12 a thousand cubic feet during the same period last year.

In the first quarter, total gross production of crude oil and natural gas liquids (NGLs) increased to 263 thousand barrels a day from 241 thousand barrels a day in the same period last year. Net production was 236 thousand barrels a day, up from 210 thousand barrels a day in the first quarter of 2003.

Gross production of Cold Lake bitumen was 121 thousand barrels a day during the first quarter of 2004, compared with 120 thousand barrels a day in the first quarter of 2003. Net production increased to 112 thousand barrels a day from 106 thousand barrels a day during the same period a year ago. The higher net bitumen production was a result of lower royalties from lower bitumen prices.

The company’s share of Syncrude’s gross production increased to 63 thousand barrels a day from 47 thousand barrels a day in the first quarter of 2004. Net production was 62 thousand barrels a day, up from 47 thousand barrels a day during the same period last year. Higher volume was attributable to reduced maintenance activities.

During the first three months this year, gross production of conventional crude oil averaged 44 thousand barrels a day versus 47 thousand barrels a day in the first quarter of 2003. Net production decreased slightly to 34 thousand barrels a day from 36 thousand barrels a day during the same period last year. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

IMPERIAL OIL LIMITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Gross production of NGLs available for sale increased to 35 thousand barrels a day in the first quarter of 2004 from 27 thousand barrels a day last year. Net production was 28 thousand barrels a day in the first quarter, up from 21 thousand barrels a day in the first three months of 2003.

Gross production of natural gas during the first quarter of 2004 increased to 581 million cubic feet a day from 487 million cubic feet a day in the first quarter last year. Net production increased to 522 million cubic feet a day from 429 million cubic feet a day during the same period in 2003. The increased natural gas and NGLs volumes were mainly due to higher production from the new facilities at Wizard Lake in Alberta, which were completed in the third quarter of 2003.

In February this year, the company, on behalf of the Mackenzie Gas Project participants, resumed geotechnical fieldwork. The program consists primarily of soil analysis and geotechnical surveys needed to help determine the optimal location of the Mackenzie Valley pipeline, including associated facilities, and support the development of regulatory applications and preliminary engineering for the proposed project.

In March this year, the company, along with the other owners of Syncrude Canada Ltd., was advised of a revised cost and schedule outlook for the Stage 3 expansion of the Syncrude oil-sands mining operation, located near Fort McMurray, Alberta. Total project costs for the Stage 3 expansion are now estimated to be about $7.8 billion, compared with the previous estimate conducted in 2002 which suggested a total cost of $5.7 billion. Start-up of the upgrader expansion, the main component of the project, is now targeted to occur in mid-2006, later than the planned mid-2005 date.

The Government of Alberta approved the company’s proposed expansion at Cold Lake in March this year. The proposed expansion includes the development of phases 14 - 16 which could produce up to 30 thousand barrels a day of additional bitumen and an extension of phases 9 and 10 to maintain production from these two phases. Specific development decisions will be made based on the results of further engineering assessments, ongoing market analysis and business conditions.

The winter drilling program to delineate bitumen for the proposed Kearl oil-sands project was concluded in March. Since the start of drilling in December 2003, 191 corehole wells have been completed. The information from these wells, along with future corehole drilling, will be utilized in support of a possible regulatory filing for the project in 2005.

Petroleum products

The net earnings from petroleum products were $135 million in the first quarter of 2004, compared with $139 million during the same period a year ago. Earnings were essentially flat, reflecting strong refining margins from improved refinery utilization offset by the unfavourable impact of a higher Canadian dollar and weak retail margins.

In March this year, the new 95-megawatt cogeneration facility was completed at the company’s Sarnia, Ontario manufacturing plant, ahead of schedule and under budget. Safety performance was excellent during construction of the project. The cogeneration facility will improve energy efficiency and reduce emissions at the company’s Sarnia-based petroleum product and chemical operations.

Chemicals

Net earnings in the first quarter of 2004 from chemical operations were $12 million, compared with $6 million during the same period last year. Earnings increased mainly because of higher margins for polyethylene as a result of lower feedstock costs and higher realizations, partly offset by lower sales volume and a higher Canadian dollar.

IMPERIAL OIL LIMITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued .....)

Corporate and other

Net earnings from corporate and other operations were negative $4 million in the first quarter of 2004, compared with positive $54 million in the same period last year. Earnings decreased mainly due to the absence of favourable foreign-exchange effects on U.S.-dollar denominated debt. The company replaced all its U.S.-dollar denominated debt with Canadian-dollar denominated debt in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $390 million during the first quarter of 2004, compared with $700 million in the same period last year. The decrease in cash inflow was mainly due to seasonal inventory builds and the timing of scheduled income tax payments.

During the first quarter of 2004, total investing activities used $306 million of cash, compared with $340 million used in the same quarter last year. Capital and exploration expenditures were $345 million in the first quarter, compared with $355 million during the corresponding period in 2003. For the resources segment, additional capital and exploration expenditures were used mainly at Syncrude to maintain and expand production capacity. Capital expenditures for the products segment were lower on completion of the project to reduce sulphur content in gasoline.

During the first quarter, the company continued its share repurchase program and bought 2.5 million shares for $147 million under a normal course issuer bid that began on June 23, 2003, which has an allowable maximum purchase of 18.6 million shares. The maximum number of shares that may yet be purchased under the current program is about six million.

Total cash dividends of $80 million were paid in the first quarter of 2004, compared with $79 million paid in the same period last year. Dividends paid in the first quarter were $0.22 a share versus $0.21 a share in the same quarter last year.

The above factors led to a decrease in the company’s balance of cash and marketable securities to $311 million at March 31, 2004, from $448 million at the end of 2003.

IMPERIAL OIL LIMITED

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended March 31, 2004 does not differ materially from that discussed in Item 7A on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2003, except for the following sensitivity:

Earnings sensitivity (a)
millions of dollars after tax
Four dollars (U.S.) a barrel change in crude oil prices	+ (-) 230

The sensitivity to changes in crude oil prices increased from 2003 year-end by about $10 million (after tax) for each one U.S.-dollar difference due primarily to lower royalties at Syncrude brought about by the capital investment level.

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2004. The sensitivity calculation shows the impact on annual earnings that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

Item 4. Controls and Procedures.

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

IMPERIAL OIL LIMITED

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the period January 1, 2004 to March 31, 2004, the company issued 119,200 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options. The sales of 115,700 of those common shares were outside the U.S.A. and were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
	(a) Total		Purchased as	Shares (or Units)
	Number of	(b) Average	Part of Publicly	that may yet be
	Shares (or	Price Paid	Announced	Purchased
	Units)	per Share	Plans or	under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
January 1 to January 31, 2004	432,811	$59.43	432,811	8,257,952
February 1 to February 29, 2004	1,011,625	$60.27	1,011,625	7,235,248
March 1 to March 31, 2004	1,030,681	$58.62	1,030,681	6,177,043
Total	2,475,117		2,475,117

(1) On June 19, 2003, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 18,632,218 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan, during the period June 23, 2003 to June 22, 2004. If not previously terminated, the program will end on June 22, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 21, 2004, all of the management’s nominee directors were re-elected to hold office until the close of the next annual meeting. The votes for the directors were: P. Des Marais II 316,151,543 shares for and 209,875 shares withheld, B.J. Fischer 316,120,820 shares for and 240,598 shares withheld, T.J. Hearn 316,126,168 shares for and 235,250 shares withheld, R. Phillips 316,185,998 shares for and 175,420 shares withheld, J.F. Shepard 316,185,569 shares for and 175,849 shares withheld, P.A. Smith 316,111,763 shares for and 249,655 shares withheld, S.D. Whittaker 316,169,282 shares for and 192,136 shares withheld, K.C. Williams 316,109,095 shares for and 252,323 shares withheld, and V.L. Young 316,195,331 shares for and 166,087 shares withheld.

IMPERIAL OIL LIMITED

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders. (continued .....)

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 314,811,785 shares for and 1,506,119 shares were withheld from the reappointment of the auditors.

There were four shareholders’ proposals voted on at the annual meeting of shareholders.

A shareholder’s proposal that a by-law be enacted to prevent the chief executive officer from being a director of another unrelated public company was defeated by a vote of 309,939,262 shares against and 1,584,743 shares for.

A shareholder’s proposal that a by-law be enacted to require the company’s senior executives and any other person deemed to be an insider to give public notice of 10 calendar days of any transactions on the company’s shares, including the exercise of stock options, was defeated by a vote of 310,098,505 shares against and 1,432,651 shares for.

A shareholder’s proposal that the company’s board prepare a report by September 2004 (at reasonable cost and omitting proprietary information) to describe how the company has evaluated market opportunities in wind, solar, and other renewable sources of energy was defeated by a vote of 300,473,206 shares against and 11,018,398 shares for.

A shareholder’s proposal that the company annually issue a report to shareholders that has been verified by credible third party auditors on: specific emission reduction initiatives undertaken by the company to address risks and liabilities arising from climate change, including targets and actual emissions, was defeated by a vote of 298,774,639 shares against and 12,712,457 shares for.

Item 6. Exhibits and Reports on Form 8-K

(a) Certifications by each of the principal executive officer and principal financial officer of the company pursuant to Rule 13a-14(a) are Exhibits (31.1) and (31.2).

Certifications by each of the chief executive officer and the chief financial officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 are Exhibits (32.1) and (32.2).

(b) Reports on Form 8-K.

Except for reports on Form 8-K dated January 30, 2004 and March 5, 2004, no other reports on Form 8-K have been filed during the quarter for which this report is filed.

By the report on Form 8-K dated January 30, 2004, the company submitted to the Securities and Exchange Commission a press release which disclosed financial information relating to the company’s financial condition and results of operations for the fiscal quarter ended December 31, 2003.

By the report on Form 8-K dated March 5, 2004, the company submitted to the Securities and Exchange Commission a press release dated March 4, 2004, which disclosed information relating to Syncrude.

IMPERIAL OIL LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED
(Registrant)

Date: May 6, 2004	/s/ Paul A. Smith

(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date: May 6, 2004	/s/ M. Henderson

(Signature)
Marilyn Henderson
Assistant Secretary

IMPERIAL OIL LIMITED

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