Form 10-Q
period 2004-06-30
IMPERIAL OIL LTD
filed 2004-08-05
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[   ] Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from -— to —

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

The number of common shares outstanding, as of June 30, 2004, was 356,802,447.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Form 10-Q for the quarter ended March 31, 2004.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS

(unaudited)

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues	5,439	4,472	10,495	9,924
Investment and other income (4)	27	38	38	64

TOTAL REVENUES (2)	5,466	4,510	10,533	9,988

EXPENSES
Exploration	15	4	31	11
Purchases of crude oil and products (3)	3,174	2,464	6,007	5,660
Operating (3) (5)	738	703	1,421	1,442
Selling and general (5)	304	292	597	613
Federal excise tax	314	312	618	614
Depreciation and depletion	217	177	432	357
Financing costs (7)	9	(57)	19	(114)

TOTAL EXPENSES	4,771	3,895	9,125	8,583

EARNINGS BEFORE INCOME TAXES	695	615	1,408	1,405
INCOME TAXES	241	101	445	353

NET EARNINGS (2)	454	514	963	1,052

PER-SHARE INFORMATION - dollars
Net earnings - basic (8)	1.26	1.38	2.67	2.80
Net earnings - diluted (8)	1.26	1.38	2.66	2.80
Dividends	0.22	0.22	0.44	0.43

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(unaudited)

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
RETAINED EARNINGS AT BEGINNING OF PERIOD	4,214	3,610	3,919	3,277
Net earnings for the period	454	514	963	1,052
Share purchases (8)	(198)	(151)	(332)	(277)
Dividends	(78)	(83)	(158)	(162)

RETAINED EARNINGS AT END OF PERIOD	4,392	3,890	4,392	3,890

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			Six months
inflow/(outflow)	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
OPERATING ACTIVITIES
Net earnings	454	514	963	1,052
Depreciation and depletion	217	177	432	357
(Gain)/loss on asset sales, after tax	(13)	1	(14)	1
Future income taxes and other	(69)	(84)	(158)	(242)

Cash flow from earnings	589	608	1,223	1,168
Accounts receivable	(4)	294	(183)	20
Inventories and prepaids	93	(146)	(202)	(261)
Income taxes payable	104	(22)	143	121
Accounts payable and other	(130)	(62)	61	324

Change in operating assets and liabilities	63	64	(181)	204

CASH FROM OPERATING ACTIVITIES	652	672	1,042	1,372

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(283)	(380)	(602)	(725)
Proceeds from asset sales	53	17	66	22

CASH FROM (USED IN) INVESTING ACTIVITIES	(230)	(363)	(536)	(703)

FINANCING ACTIVITIES
Short-term debt - net	9	—	9	—
Long-term debt issued	—	546	—	546
Repayment of long-term debt	(8)	(546)	(8)	(546)
Issuance of common shares under stock option plan	1	—	7	—
Common shares purchased (8)	(216)	(171)	(363)	(312)
Dividends paid	(80)	(80)	(160)	(159)

CASH FROM (USED IN) FINANCING ACTIVITIES	(294)	(251)	(515)	(471)

INCREASE (DECREASE) IN CASH	128	58	(9)	198
CASH AT BEGINNING OF PERIOD	311	906	448	766

CASH AT END OF PERIOD	439	964	439	964

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(unaudited)

	As at	As at
	June 30	Dec. 31
millions of dollars	2004	2003
ASSETS
Current assets
Cash	439	448
Accounts receivable	1,498	1,315
Inventories of crude oil and products	569	407
Materials, supplies and prepaid expenses	145	105
Future income tax assets	448	353

Total current assets	3,099	2,628
Investments and other long-term assets	232	259
Property, plant and equipment at cost	19,774	19,288
less accumulated depreciation and depletion	(10,399)	(10,070)

Property, plant and equipment, net (9)	9,375	9,218
Goodwill	204	204
Other intangible assets	51	52

TOTAL ASSETS	12,961	12,361

LIABILITIES
Current liabilities
Short-term debt	81	72
Accounts payable and accrued liabilities	2,239	2,222
Income taxes payable	738	595
Current portion of long-term debt	743	501

Total current liabilities	3,801	3,390
Long-term debt (10)	625	859
Other long-term obligations (11)	1,003	972
Future income tax liabilities	1,305	1,362

TOTAL LIABILITIES	6,734	6,583
SHAREHOLDERS’ EQUITY
Common shares (8)	1,835	1,859
Earnings retained and used in the business	4,392	3,919

TOTAL SHAREHOLDERS’ EQUITY	6,227	5,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,961	12,361

The notes to the financial statements are part of these financial statements.

Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2003, and December 31, 2003, and the results of operations and changes in cash flows for the six months ending June 30, 2004, and 2003. All such adjustments are of a normal recurring nature.

The results for the six months ending June 30, 2004, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1.	Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following.

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
Earnings as shown in financial statements (2)(a)	454	514	963	1,052
Impact of U.S. accounting principles (b)
Capitalized interest	3	5	7	7
Enacted tax rate difference	47	(59)	—	(59)

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	504	460	970	1,000
Cumulative effect of accounting change (a)	—	—	—	4

Net earnings under U.S. GAAP (a)	504	460	970	1,004
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—	—	—

Comprehensive income under U.S. GAAP	504	460	970	1,004

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows.

	As at		As at
	June 30, 2004		December 31, 2003
	As	U. S.	As	U. S.
millions of dollars	Reported	GAAP	Reported	GAAP
Current assets	2,651	2,651	2,275	2,275
Future income tax assets	448	598	353	502
Investments and other long-term assets	232	131	259	97
Property, plant and equipment - cost	19,774	19,932	19,288	19,433
Property, plant and equipment - accumulated depreciation and depletion	(10,399)	(10,498)	(10,070)	(10,166)
Goodwill	204	204	204	204
Other intangible assets - cost	90	179	87	176
Other intangible assets - accumulated depreciation and depletion	(39)	(39)	(35)	(35)

TOTAL ASSETS	12,961	13,158	12,361	12,486

Current liabilities	3,058	3,058	2,889	2,889
Current portion of long-term debt	743	743	501	501
Long-term debt	625	625	859	859
Other long-term obligations	1,003	1,406	972	1,314
Future income tax liabilities	1,305	1,325	1,362	1,378
Shareholders’ equity	6,227	6,001	5,778	5,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	12,961	13,158	12,361	12,486

Shareholders’ Equity:
Common shares at stated value
At beginning	1,859	1,859	1,939	1,939
Issuance of common shares under stock option plan	7	7	—
Share purchases at stated value	(31)	(31)	(80)	(80)

At end	1,835	1,835	1,859	1,859

Retained earnings
At beginning	3,919	3,952	3,277	3,287
Net earnings for the period	963	970	1,682	1,705
Issuance of common shares under stock option plan	(332)	(332)	(717)	(717)
Dividends	(158)	(158)	(323)	(323)

At end	4,392	4,432	3,919	3,952

Accumulated other comprehensive income
At beginning	—	(266)	—	(315)
Other comprehensive income for the period	—	—	—	49

At end	—	(266)	—	(266)

Total shareholders’ equity	6,227	6,001	5,778	5,545

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

(a) Earnings per share - basic and diluted (dollars)

			Six months
	Second quarter		to June 30
	2004	2003	2004	2003
Under accounting principles of
Canada - basic	1.26	1.38	2.67	2.80
United States
Earnings before cumulative effect of accounting change - basic	1.40	1.23	2.69	2.66
Cumulative effect of accounting change - basic	—	—	—	0.01

Net earnings per share - basic	1.40	1.23	2.69	2.67

Canada - diluted	1.26	1.38	2.66	2.80
United States
Earnings before cumulative effect of accounting change - diluted	1.40	1.23	2.69	2.66
Cumulative effect of accounting change - diluted	—	—	—	0.01

Net earnings per share - diluted	1.40	1.23	2.69	2.67

Weighted average number of common shares outstanding (thousands of shares)	358,772	374,194	360,236	376,022

(b) Impact of accounting principles
An explanation of these items is found on pages 17 to 20 of the company’s annual report on Form 10-K for the year ended December 31, 2003.

(c) The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or June 30, 2004, nor were any significant derivatives undertaken during the first six months of 2004.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments

Second quarter	Resources		Products		Chemicals
millions of dollars	2004	2003	2004	2003	2004	2003
REVENUES
Operating revenues (a)	855	792	4,265	3,433	319	247
Intersegment sales (b)	692	573	407	327	73	62
Investment and other income	18	19	7	11	—	—

TOTAL REVENUES	1,565	1,384	4,679	3,771	392	309

EXPENSES
Exploration (c)	15	4	—	—	—	—
Purchases (b)	490	457	3,585	2,735	271	227
Operating (b)	404	410	286	262	48	38
Selling and general	6	3	272	261	26	28
Federal excise tax	—	—	314	312	—	—
Depreciation and depletion	156	122	58	49	3	6
Financing costs	—	—	1	—	—	—

TOTAL EXPENSES	1,071	996	4,516	3,619	348	299

EARNINGS BEFORE INCOME TAXES	494	388	163	152	44	10
INCOME TAXES	173	37	55	50	15	3

NET EARNINGS	321	351	108	102	29	7

EXPORT SALES TO THE UNITED STATES	335	305	221	158	185	147
CASH FLOW FROM EARNINGS	439	386	123	222	30	13
CAPEX (c)	249	232	54	144	2	13

Second quarter	Corporate		Consolidated
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues (a)	—	—	5,439	4,472
Intersegment sales (b)	—	—	—	—
Investment and other income	2	8	27	38

TOTAL REVENUES	2	8	5,466	4,510

EXPENSES
Exploration (c)	—	—	15	4
Purchases (b)	—	—	3,174	2,464
Operating (b)	—	—	738	703
Selling and general	—	—	304	292
Federal excise tax	—	—	314	312
Depreciation and depletion	—	—	217	177
Financing costs	8	(57)	9	(57)

TOTAL EXPENSES	8	(57)	4,771	3,895

EARNINGS BEFORE INCOME TAXES	(6)	65	695	615
INCOME TAXES	(2)	11	241	101

NET EARNINGS	(4)	54	454	514

EXPORT SALES TO THE UNITED STATES	—	—	741	610
CASH FLOW FROM EARNINGS	(3)	(13)	589	608
CAPEX (c)	—	—	305	389

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2004	2003
Purchases	1,172	955
Operating expenses	—	7

Total intersegment sales	1,172	962

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments (continued)

Six months to June 30	Resources		Products		Chemicals
millions of dollars	2004	2003	2004	2003	2004	2003
REVENUES
Operating revenues (a)	1,745	1,796	8,188	7,601	562	527
Intersegment sales (b)	1,331	1,208	776	705	138	127
Investment and other income	18	31	15	19	—	—

TOTAL REVENUES	3,094	3,035	8,979	8,325	700	654

EXPENSES
Exploration (c)	31	11	—	—	—	—
Purchases (b)	968	1,042	6,791	6,165	493	486
Operating (b)	785	833	544	538	92	78
Selling and general	10	9	541	546	46	58
Federal excise tax	—	—	618	614	—	—
Depreciation and depletion	309	241	117	103	6	13
Financing costs	—	1	1	—	—	—

TOTAL EXPENSES	2,103	2,137	8,612	7,966	637	635

EARNINGS BEFORE INCOME TAXES	991	898	367	359	63	19
INCOME TAXES	304	208	124	118	22	6

NET EARNINGS	687	690	243	241	41	13

EXPORT SALES TO THE UNITED STATES	667	657	475	406	323	295
CASH FLOW FROM EARNINGS	933	811	254	355	43	17
CAPEX (c)	524	459	118	264	8	21
TOTAL ASSETS AS AT June 30 (b)	6,666	6,172	5,721	5,455	495	390

Six months to June 30	Corporate		Consolidated
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues (a)	—	—	10,495	9,924
Intersegment sales (b)	—	—	—	—
Investment and other income	5	14	38	64

TOTAL REVENUES	5	14	10,533	9,988

EXPENSES
Exploration (c)	—	—	31	11
Purchases (b)	—	—	6,007	5,660
Operating (b)	—	—	1,421	1,442
Selling and general	—	—	597	613
Federal excise tax	—	—	618	614
Depreciation and depletion	—	—	432	357
Financing costs	18	(115)	19	(114)

TOTAL EXPENSES	18	(115)	9,125	8,583

EARNINGS BEFORE INCOME TAXES	(13)	129	1,408	1,405
INCOME TAXES	(5)	21	445	353

NET EARNINGS	(8)	108	963	1,052

EXPORT SALES TO THE UNITED STATES	—	—	1,465	1,358
CASH FLOW FROM EARNINGS	(7)	(15)	1,223	1,168
CAPEX (c)	—	—	650	744
TOTAL ASSETS AS AT June 30 (b)	439	964	12,961	12,664

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2004	2003
Purchases	2,245	2,033
Operating expenses	—	7

Total intersegment sales	2,245	2,040

Intersegment receivables and payables	360	317

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Reporting of fuel consumed in operations

Beginning in 2004, fuel consumed in operations, previously included in purchases of crude oil and products, is reclassified as operating expenses in the consolidated statement of earnings. Prior period amounts have been reclassified for comparative purposes. This reclassification has no impact on total expenses and net earnings or on the cash flow profile of the company.

4.	Divestments

Investment and other income includes gains and losses on asset sales as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
Proceeds from asset sales	53	17	66	22
Book value of assets sold (a)	35	18	47	23

Gain/(loss) on asset sales, before tax (b)	18	(1)	19	(1)

Gain/(loss) on asset sales, after tax (b)	13	(1)	14	(1)

(a) Assets sold did not include cash.

(b) Second quarter 2004 included a gain of $16 million ($12 million after income taxes) from the sale of the company’s Mid Alberta Pipeline.

5.	Employee retirement benefits

The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
Pension benefits:
Current service cost	19	18	39	36
Interest cost	59	55	118	110
Expected return on plan assets	(56)	(45)	(112)	(90)
Amortization of prior service cost	7	6	14	13
Recognized actuarial loss	17	17	34	34

Net benefit cost	46	51	93	103

Other post-retirement benefits:
Current service cost	1	2	3	3
Interest cost	6	5	12	11
Recognized actuarial loss	1	—	2	1

Net benefit cost	8	7	17	15

6.	Incentive compensation programs

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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Financing costs

			Six months
	Second quarter		to June 30
millions of dollars	2004	2003	2004	2003
Debt related interest	7	8	17	16
Other interest	2	1	2	2

Total interest expense	9	9	19	18
Foreign exchange expense (gain) on long-term debt	—	(66)	—	(132)

Total financing costs	9	(57)	19	(114)

8.	Common shares

	As at	As at
	June 30	Dec. 31
thousands of shares	2004	2003
Authorized	450,000	450,000
Common shares outstanding	356,802	362,653

In 1995 through 2003, the company purchased shares under nine 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2004, another 12-month normal course program was implemented with an allowable purchase up to 17.9 million shares (five percent of the total on June 21, 2004), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars
1995 - 2002	202.7	5,169
2003 - Second quarter	3.8	171
Full year	16.3	799
2004 - Second quarter	3.5	216
Full year	6.0	363
Cumulative purchases to date	225.0	6,331

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

The following table provides the calculation of basic and diluted earnings per share:

			Six months
	Second quarter		to June 30
	2004	2003	2004	2003
Net earnings (millions of dollars)	454	514	963	1,052
(thousands of shares)
Average number of common shares outstanding, weighted monthly	358,772	374,194	360,236	376,022
Plus: average number of shares issued on assumed exercise of stock options	718	—	705	—

Weighted average number of diluted common shares	359,490	374,194	360,941	376,022

Earnings per share - basic (dollars)	1.26	1.38	2.67	2.80
Earnings per share - diluted (dollars)	1.26	1.38	2.66	2.80

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Investment in oil, gas and mineral leases

The company’s net investment in oil, gas and mineral leases reported in property, plant and equipment as of June 30, 2004 was $819 million, and as of December 31, 2003 was $935 million.

10.	Long-term debt

			As at	As at
		Interest	June 30	Dec. 31
Issued	Maturity date	rate	2004	2003
2003	$250 million due May 26, 2005 and
	$250 million due August 26, 2005 (a)	Variable	250	500
2003	January 19, 2006	Variable	318	318

Long-term debt			568	818
Capital leases			57	41

Total long-term debt			625	859

(a) The portion of variable-rate loan from Exxon Overseas Corporation of $250 million due on May 26, 2005 has been reclassified to the current portion of long-term debt in the balance sheet.

11.	Other long-term obligations

	As at	As at
	June 30	Dec. 31
millions of dollars	2004	2003
Employee retirement benefits	523	505
Asset retirement obligations and other environmental liabilities (a)	396	393
Other obligations	84	74

Total other long-term obligations	1,003	972

(a) Total asset retirement obligations and other environmental liabilities also include $69 million in current liabilities ($69 million at December 31, 2003).

IMPERIAL OIL LIMITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net earnings for the second quarter were $454 million or $1.26 a share on a diluted basis, compared with $514 million or $1.38 a share for the same quarter of 2003. Net earnings for the first six months of 2004 were $963 million or $2.66 a share on a diluted basis, versus $1,052 million or $2.80 a share for the first half of 2003.

Earnings in the second quarter were positively impacted by higher realizations for crude oil and stronger refining and petrochemical margins partly offset by lower marketing margins. Operating and volume performance was strong despite lower production at Cold Lake due to the cyclic nature of the operation. However, those factors were more than offset by the negative earnings impact from the absence of tax rate reductions and settlement of tax matters totalling about $110 million and favourable foreign exchange effects on the company’s U.S.-dollar denominated debt of about $55 million, all reported in the second quarter of 2003. The higher Canadian dollar continued to have a negative earnings impact of about $25 million versus the same quarter last year.

For the first six months, higher realizations for crude oil, higher volumes of crude oil and natural gas, and stronger refining and petrochemical margins contributed positively to earnings, partly offset by lower marketing margins. However, when compared to the first six months of 2003, more than offsetting these factors were the combined negative effects of a higher Canadian dollar on resource and product prices of about $130 million, the absence of favourable foreign exchange effects on the company’s U.S.-dollar denominated debt of about $110 million, and lower benefits from tax matters of about $80 million.

Total revenues were $5,466 million in the second quarter and $10,533 million in the first half of 2004, versus $4,510 million and $9,988 million in the same periods last year.

Natural resources

During the second quarter of 2004, net earnings from natural resources were $321 million compared with $351 million in the same period last year. Net earnings for the first six months were $687 million versus $690 million during the same period last year. For both these periods, the positive earnings effects of higher realizations for crude oil and higher Syncrude, natural gas liquids (NGLs) and natural gas volumes in 2004 were partly offset by lower Cold Lake bitumen production and higher expenses from stock-related compensation programs. However, those factors were more than offset by lower benefits from tax matters and the negative effects of a higher Canadian dollar.

While U.S.-dollar world oil prices in both the second quarter and first six months of 2004 were sharply higher than the same periods of 2003, increases in the company’s Canadian dollar realizations for conventional crude oil and Cold Lake bitumen were dampened by the effects of a higher Canadian dollar. Brent crude oil prices in U.S. dollars averaged 36 percent higher in the second quarter and 17 percent higher for the first six months, compared with the same periods last year. Realizations for the company’s conventional crude oil in the second quarter averaged 23 percent higher, and for the first half of the year four percent higher than the realizations of the same periods last year. Cold Lake bitumen realizations in the second quarter averaged about 15 percent higher, and for the first six months about three percent lower than the realizations of the same periods in 2003.

Realizations for natural gas averaged $6.87 a thousand cubic feet in the second quarter, compared with $6.80 a thousand cubic feet in the same quarter last year. For the first six-month period, realizations for natural gas averaged $6.72 a thousand cubic feet in 2004, down from $7.45 a thousand cubic feet in the same period of 2003.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Total gross production of crude oil and NGLs was 251 thousand barrels a day, down from 262 thousand barrels a day in the second quarter of 2003. For the first six months of the year, total gross production of crude oil and NGLs averaged 256 thousand barrels a day, compared with 252 thousand barrels a day in the same period of 2003.

Gross production of Cold Lake bitumen averaged 118 thousand barrels a day during the second quarter, down from 137 thousand barrels a day in the same quarter last year. For the first six-month period, gross production was 119 thousand barrels a day this year, versus 129 thousand barrels a day in the same period of 2003. Lower production was due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production was 57 thousand barrels a day in the second quarter compared with 53 thousand barrels a day during the same period a year ago. During the first six-month period, the company’s share of gross production from Syncrude averaged 60 thousand barrels a day in 2004, up from 50 thousand barrels a day in the same period of 2003.

In the second quarter and first six months of this year, gross production of conventional crude oil averaged 44 thousand barrels a day, compared with 47 thousand barrels a day during the corresponding periods in 2003.

Gross production of NGLs available for sale was 32 thousand barrels a day in the second quarter, up from 25 thousand barrels a day in the same quarter last year. During the first half of 2004, gross production of NGLs available for sale averaged 33 thousand barrels a day, compared with 26 thousand barrels a day in the same period of 2003.

Gross production of natural gas during the second quarter of 2004 increased to 535 million cubic feet a day from 489 million cubic feet a day in the same period last year. In the first half of the year, gross production was 558 million cubic feet a day, up from 488 million cubic feet a day in the first six months of 2003.

The increased natural gas and NGLs volumes were mainly due to higher production from the new facilities at Wizard Lake in Alberta, which were completed in the third quarter of 2003.

In April this year, the company, on behalf of the Mackenzie Gas Project participants, completed geotechnical fieldwork planned for the past winter session. During the same month, regulatory agencies responsible for the review of northern natural gas development issued a news release indicating they will be ready to receive applications on the Mackenzie Gas Project this summer. In June this year, the Inuvialuit Game Council, the Mackenzie Valley Environmental Impact Review Board and the Canadian Environmental Assessment Agency issued a draft agreement for an environmental impact review of the Mackenzie Gas Project and the draft terms of reference for the environmental impact statement for the Mackenzie Gas Project, for public comment.

On the East Coast, nine of 13 Nova Scotia exploration licenses expired on June 30, 2004, and $7 million was charged to second quarter earnings.

In June this year, the company sold its Mid Alberta Pipeline for a gain of $12 million.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Petroleum products

Net earnings from petroleum products were $108 million in the second quarter, up from $102 million in the same quarter of 2003. Earnings increased primarily because of improved international refining margins, and were partly offset by lower marketing margins, higher scheduled refinery turnaround impact of about $30 million and higher expenses from stock-related compensation programs. Six-month net earnings were $243 million, up from $241 million in the same period of 2003. Higher earnings were primarily due to improved international refining margins for petroleum products partly offset by lower marketing margins. Sales volumes of petroleum products were higher both in the second quarter and the first six months.

The planned maintenance activities at the company’s refineries were completed in the second quarter on schedule and without a safety incident.

Chemicals

Net earnings from chemical operations were $29 million in the second quarter, up from $7 million in the same quarter last year because of improved polyethylene and other chemical product margins and increased sales. Six-month net earnings were $41 million, compared with $13 million for the same period in 2003. Improved margins on sales of polyethylene and other chemical products contributed primarily to the increase.

Corporate and other

Net earnings from corporate and other operations were negative $4 million in the second quarter compared with positive $54 million in the same period of 2003. Six-month net earnings were negative $8 million versus positive $108 million last year. Lower earnings were due to the absence of the favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt, which was replaced with Canadian-dollar denominated debt in June and July of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $652 million during the second quarter of 2004, down slightly from $672 million in the same period last year. Year-to-date cash flow from operating activities was $1,042 million, versus $1,372 million during the first half of 2003. The decreased cash inflow was mainly due to the impact of higher commodity prices on working capital.

Capital and exploration expenditures were $305 million in the second quarter, down from $389 million during the same quarter of 2003, and $650 million in the first half of 2004, versus $744 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used to invest in long-term growth opportunities in the oil sands and Mackenzie gas. The petroleum products segment spent its capital expenditures mainly on projects to reduce the sulphur content of diesel fuel and to improve operating efficiency.

On June 21, 2004, the company announced that it had received final acceptance from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share-purchase program that expired on June 22, 2004. The new share-purchase program enables the company to repurchase up to 17.9 million shares during the period from June 23, 2004, to June 22, 2005. During the first half of 2004, the company repurchased about six million shares for $363 million.

Cash dividends of $160 million were paid in the first six months of 2004, compared with dividends of $159 million paid in the same period of 2003. Per-share dividends have been increased since the second quarter of 2003, resulting in higher dividends paid. This was partly offset by the effects of the company’s share-purchase program.

IMPERIAL OIL LIMITED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

The above factors led to a slight decrease in the company’s balance of cash and marketable securities to $439 million at June 30, 2004, from $448 million at the end of 2003.

On May 6, 2004, the company filed a final short form shelf prospectus in Canada in connection with the issuance of Medium Term Notes over the 25-month period that the shelf prospectus remains valid. The unsecured notes will be issued from time to time at the discretion of the company in an aggregate amount not to exceed $1 billion. There have been no notes issued under this shelf prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2004 does not differ materially from that discussed on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004, except for the following sensitivity:

Earnings sensitivity (a) millions of dollars after tax
Eight cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar +(-) 380

The sensitivity to changes in the Canadian dollar versus the U.S. dollar increased from 2003 year-end and the first quarter of 2004 by about $5 million (after tax) for each one U.S.-cent difference due primarily to higher refining margins at the end of the second quarter.

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the second quarter 2004. The sensitivity calculation shows the impact on annual earnings that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

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

IMPERIAL OIL LIMITED

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the period April 1, 2004 to June 30, 2004, the company issued 31,600 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the company. The sales of 30,250 of those common shares were outside the U.S.A. and were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
	(a) Total		Purchased as	Shares (or Units)
	Number of	(b) Average	Part of Publicly	that may yet be
	Shares (or	Price Paid	Announced	Purchased
	Units)	per Share	Plans or	under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
April 1 to April 30, 2004	763,158	$60.46	763,158	5,325,958
May 1 to May 31, 2004	1,341,251	$61.49	1,341,251	3,944,622
June 1 to June 30, 2004	1,421,434	$61.30	1,421,434	17,495,591
Total	3,525,843		3,525,843

(1) On June 19, 2003, the company announced by press release that it had received final approval from the Toronto Stock Exchange for another normal course issuer bid to continue its share repurchase program. That enabled the company to repurchase up to a maximum of 18,632,218 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan, during the period June 23, 2003 to June 22, 2004. That program ended on June 22, 2004.

On June 21, 2004, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 17,864,398 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 23, 2004 to June 22, 2005. If not previously terminated, the program will end on June 22, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a) Certifications by each of the principal executive officer and principal financial officer of the company pursuant to Rule 13a-14(a) are Exhibits (31.1) and (31.2).

Certifications by each of the chief executive officer and the chief financial officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 are Exhibits (32.1) and (32.2).

IMPERIAL OIL LIMITED

PART II - OTHER INFORMATION

(b) Reports on Form 8-K.

Except for a report on Form 8-K dated April 26, 2004, no other reports on Form 8-K have been filed during the quarter for which this report is filed.

By the report on Form 8-K dated April 26, 2004, the company submitted to the Securities and Exchange Commission a press release and a speech by the company’s chairman, president and chief executive officer at the company’s annual meeting of shareholders, which disclosed information relating to the company’s financial condition and results of operations for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)
Date: August 4, 2004	/s/ Paul A. Smith
(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: August 4, 2004	/s/ Brian W. Livingston
(Signature)
Brian W. Livingston Vice-President, General Counsel and Corporate Secretary

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