Form 10-Q
period 2004-09-30
IMPERIAL OIL LTD
filed 2004-11-05
CIK 49938

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The number of common shares outstanding, as of September 30, 2004, was 353,379,512.

In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
(unaudited)

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues	5,771	4,602	16,266	14,526
Investment and other income (4)	43	24	81	88

TOTAL REVENUES (2)	5,814	4,626	16,347	14,614

EXPENSES
Exploration	21	33	52	44
Purchases of crude oil and products (3)	3,405	2,541	9,412	8,201
Operating (3) (5)	711	656	2,132	2,098
Selling and general (5)	299	308	896	921
Federal excise tax	328	328	946	942
Depreciation and depletion	220	185	652	542
Financing costs (7)	10	15	29	(99)

TOTAL EXPENSES	4,994	4,066	14,119	12,649

EARNINGS BEFORE INCOME TAXES	820	560	2,228	1,965
INCOME TAXES	281	185	726	538

NET EARNINGS (2)	539	375	1,502	1,427

PER-SHARE INFORMATION — dollars
Net earnings — basic (8)	1.52	1.01	4.19	3.81
Net earnings — diluted (8)	1.52	1.01	4.18	3.81
Dividends	0.22	0.22	0.66	0.65

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
(unaudited)

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
RETAINED EARNINGS AT BEGINNING OF PERIOD	4,392	3,890	3,919	3,277
Net earnings for the period	539	375	1,502	1,427
Share purchases (8)	(199)	(187)	(531)	(464)
Dividends	(78)	(81)	(236)	(243)

RETAINED EARNINGS AT END OF PERIOD	4,654	3,997	4,654	3,997

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			Nine months
inflow/(outflow)	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
OPERATING ACTIVITIES
Net earnings	539	375	1,502	1,427
Depreciation and depletion	220	185	652	542
(Gain)/loss on asset sales, after tax	(15)	—	(29)	1
Future income taxes and other	(58)	(5)	(216)	(247)

Cash flow from earnings	686	555	1,909	1,723

Accounts receivable	(125)	55	(308)	75
Inventories and prepaids	(15)	62	(217)	(199)
Income taxes payable	289	67	432	188
Accounts payable and other	265	(254)	326	70

Change in operating assets and liabilities	414	(70)	233	134

CASH FROM OPERATING ACTIVITIES	1,100	485	2,142	1,857

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(340)	(324)	(942)	(1,049)
Proceeds from asset sales	28	16	94	38

CASH FROM (USED IN) INVESTING ACTIVITIES	(312)	(308)	(848)	(1,011)

FINANCING ACTIVITIES
Short-term debt — net	—	—	9	—
Long-term debt issued	—	272	—	818
Repayment of long-term debt	—	(272)	(8)	(818)
Issuance of common shares under stock option plan	1	—	8	—
Common shares purchased (8)	(217)	(207)	(580)	(519)
Dividends paid	(78)	(82)	(238)	(241)

CASH FROM (USED IN) FINANCING ACTIVITIES	(294)	(289)	(809)	(760)

INCREASE (DECREASE) IN CASH	494	(112)	485	86
CASH AT BEGINNING OF PERIOD	439	964	448	766

CASH AT END OF PERIOD	933	852	933	852

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

CONSOLIDATED BALANCE SHEET
(unaudited)

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2004	2003
ASSETS
Current assets
Cash	933	448
Accounts receivable	1,623	1,315
Inventories of crude oil and products	584	407
Materials, supplies and prepaid expenses	145	105
Future income tax assets	502	353

Total current assets	3,787	2,628

Investments and other long-term assets	253	259

Property, plant and equipment at cost	20,049	19,288
less accumulated depreciation and depletion	(10,569)	(10,070)

Property, plant and equipment, net	9,480	9,218

Goodwill	204	204
Other intangible assets	51	52

TOTAL ASSETS	13,775	12,361

LIABILITIES
Current liabilities
Short-term debt	81	72
Accounts payable and accrued liabilities	2,503	2,222
Income taxes payable	1,028	595
Current portion of long-term debt	994	501

Total current liabilities	4,606	3,390

Long-term debt (9)	368	859
Other long-term obligations (10)	1,020	972
Future income tax liabilities	1,309	1,362

TOTAL LIABILITIES	7,303	6,583

SHAREHOLDERS’ EQUITY
Common shares (8)	1,818	1,859
Earnings retained and used in the business	4,654	3,919

TOTAL SHAREHOLDERS’ EQUITY	6,472	5,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	13,775	12,361

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the opinion of the management, the accompanying unaudited consolidated financial statements reflect all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2004, and December 31, 2003, and the results of operations and changes in cash flows for the nine months ending September 30, 2004, and 2003. All such adjustments are of a normal recurring nature.

The results for the nine months ending September 30, 2004, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

1.	Adjustments under United States GAAP

The financial statements of the company have been prepared in accordance with generally accepted accounting principles (GAAP) in Canada. These principles conform in all material respects to those in the United States except for the following.

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
Earnings as shown in financial statements (2)(a)	539	375	1,502	1,427
Impact of U.S. accounting principles (b)
Capitalized interest	5	5	12	12
Enacted tax rate difference	—	—	—	(59)

Net earnings under U.S. GAAP before cumulative effect of accounting change (a)	544	380	1,514	1,380
Cumulative effect of accounting change (a)	—	—	—	4

Net earnings under U.S. GAAP (a)	544	380	1,514	1,384
Other comprehensive income, net of tax (b):
Minimum pension liability adjustment	—	—	—	—

Comprehensive income under U.S. GAAP	544	380	1,514	1,384

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

The adjustments, on the previous page, under United States GAAP result in changes to the Consolidated Balance Sheet of the company as follows.

	As at		As at
	September 30, 2004		December 31, 2003
	As	U.S.	As	U.S.
millions of dollars	Reported	GAAP	Reported	GAAP
Current assets	3,285	3,285	2,275	2,275
Future income tax assets	502	652	353	502
Investments and other long-term assets	253	131	259	97
Property, plant and equipment — cost	20,049	20,217	19,288	19,433
Property, plant and equipment — accumulated depreciation and depletion	(10,569)	(10,669)	(10,070)	(10,166)
Goodwill	204	204	204	204
Other intangible assets — cost	91	181	87	176
Other intangible assets — accumulated depreciation and depletion	(40)	(40)	(35)	(35)

TOTAL ASSETS (c)	13,775	13,961	12,361	12,486

Current liabilities	3,612	3,612	2,889	2,889
Current portion of long-term debt	994	994	501	501
Long-term debt	368	368	859	859
Other long-term obligations	1,020	1,403	972	1,314
Future income tax liabilities	1,309	1,333	1,362	1,378
Shareholders’ equity	6,472	6,251	5,778	5,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (c)	13,775	13,961	12,361	12,486

Shareholders’ Equity:
Common shares at stated value
At beginning	1,859	1,859	1,939	1,939
Issuance of common shares under stock option plan	8	8	—	—
Share purchases at stated value	(49)	(49)	(80)	(80)

At end	1,818	1,818	1,859	1,859

Retained earnings
At beginning	3,919	3,952	3,277	3,287
Net earnings for the period	1,502	1,514	1,682	1,705
Issuance of common shares under stock option plan	(531)	(531)	(717)	(717)
Dividends	(236)	(236)	(323)	(323)

At end	4,654	4,699	3,919	3,952

Accumulated other comprehensive income
At beginning	—	(266)	—	(315)
Other comprehensive income for the period	—	—	—	49

At end	—	(266)	—	(266)

Total shareholders’ equity	6,472	6,251	5,778	5,545

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Adjustments under United States GAAP (continued)

(a)	Earnings per share — basic and diluted (dollars)

			Nine months
	Third quarter		to September 30
	2004	2003	2004	2003
Under accounting principles of
Canada — basic	1.52	1.01	4.19	3.81
United States
Earnings before cumulative effect of accounting change — basic	1.53	1.03	4.22	3.69
Cumulative effect of accounting change — basic	—	—	—	0.01

Net earnings per share — basic	1.53	1.03	4.22	3.70

Canada — diluted	1.52	1.01	4.18	3.81
United States
Earnings before cumulative effect of accounting change — diluted	1.53	1.03	4.21	3.69
Cumulative effect of accounting change — diluted	—	—	—	0.01

Net earnings per share — diluted	1.53	1.03	4.21	3.70

Weighted average number of common shares outstanding (thousands of shares)
— Basic	355,398	370,459	358,623	374,168
— Diluted	356,206	370,459	359,373	374,168

(b)	Impact of accounting principles

An explanation of these items is found on pages 17 to 20 of the company’s annual report on Form 10-K for the year ended December 31, 2003.

(c) The company makes limited use of derivatives. There were no significant derivatives outstanding at January 1 or September 30, 2004, nor were any significant derivatives undertaken during the first nine months of 2004.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments

Third quarter	Resources		Products		Chemicals
millions of dollars	2004	2003	2004	2003	2004	2003
REVENUES
Operating revenues (a)	901	796	4,531	3,576	339	230
Intersegment sales (b)	801	552	389	288	76	55
Investment and other income	23	3	15	14	—	—

TOTAL REVENUES	1,725	1,351	4,935	3,878	415	285

EXPENSES
Exploration (c)	21	33	—	—	—	—
Purchases (b)	504	417	3,873	2,815	293	201
Operating (b)	405	377	261	244	46	38
Selling and general	7	7	268	272	24	29
Federal excise tax	—	—	328	328	—	—
Depreciation and depletion	159	129	58	51	3	5
Financing costs	—	—	1	1	—	—

TOTAL EXPENSES	1,096	963	4,789	3,711	366	273

EARNINGS BEFORE INCOME TAXES	629	388	146	167	49	12
INCOME TAXES	218	131	47	52	18	4

NET EARNINGS	411	257	99	115	31	8

EXPORT SALES TO THE UNITED STATES	310	337	259	185	184	134
CASH FLOW FROM EARNINGS	537	364	117	186	34	13
CAPEX (c)	286	250	65	102	3	9

Third quarter	Corporate		Consolidated
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues (a)	—	—	5,771	4,602
Intersegment sales (b)	—	—	—	—
Investment and other income	5	7	43	24

TOTAL REVENUES	5	7	5,814	4,626

EXPENSES
Exploration (c)	—	—	21	33
Purchases (b)	—	—	3,405	2,541
Operating (b)	—	—	711	656
Selling and general	—	—	299	308
Federal excise tax	—	—	328	328
Depreciation and depletion	—	—	220	185
Financing costs	9	14	10	15

TOTAL EXPENSES	9	14	4,994	4,066

EARNINGS BEFORE INCOME TAXES	(4)	(7)	820	560
INCOME TAXES	(2)	(2)	281	185

NET EARNINGS	(2)	(5)	539	375

EXPORT SALES TO THE UNITED STATES	—	—	753	656
CASH FLOW FROM EARNINGS	(2)	(8)	686	555
CAPEX (c)	—	—	354	361

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2004	2003
Purchases	1,265	892
Operating expenses	1	3

Total intersegment sales	1,266	895

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.	Business segments (continued)

Nine months to September 30	Resources		Products		Chemicals
millions of dollars	2004	2003	2004	2003	2004	2003
REVENUES
Operating revenues (a)	2,646	2,592	12,719	11,177	901	757
Intersegment sales (b)	2,132	1,760	1,165	993	214	182
Investment and other income	41	34	30	33	—	—

TOTAL REVENUES	4,819	4,386	13,914	12,203	1,115	939

EXPENSES Exploration (c)	52	44	—	—	—	—
Purchases (b)	1,472	1,459	10,664	8,980	786	687
Operating (b)	1,190	1,210	805	782	138	116
Selling and general	17	16	809	818	70	87
Federal excise tax	—	—	946	942	—	—
Depreciation and depletion	468	370	175	154	9	18
Financing costs	—	1	2	1	—	—

TOTAL EXPENSES	3,199	3,100	13,401	11,677	1,003	908

EARNINGS BEFORE INCOME TAXES	1,620	1,286	513	526	112	31
INCOME TAXES	522	339	171	170	40	10

NET EARNINGS	1,098	947	342	356	72	21

EXPORT SALES TO THE UNITED STATES	977	994	734	591	507	429
CASH FLOW FROM EARNINGS	1,470	1,175	371	541	77	30
CAPEX (c)	810	709	183	366	11	30
TOTAL ASSETS AS AT Sept.30 (b)	6,855	6,212	5,899	5,361	511	415

Nine months to September 30	Corporate		Consolidated
millions of dollars	2004	2003	2004	2003
REVENUES
Operating revenues (a)	—	—	16,266	14,526
Intersegment sales (b)	—	—	—	—
Investment and other income	10	21	81	88

TOTAL REVENUES	10	21	16,347	14,614

EXPENSES
Exploration (c)	—	—	52	44
Purchases (b)	—	—	9,412	8,201
Operating (b)	—	—	2,132	2,098
Selling and general	—	—	896	921
Federal excise tax	—	—	946	942
Depreciation and depletion	—	—	652	542
Financing costs	27	(101)	29	(99)

TOTAL EXPENSES	27	(101)	14,119	12,649

EARNINGS BEFORE INCOME TAXES	(17)	122	2,228	1,965
INCOME TAXES	(7)	19	726	538

NET EARNINGS	(10)	103	1,502	1,427

EXPORT SALES TO THE UNITED STATES	—	—	2,218	2,014
CASH FLOW FROM EARNINGS	(9)	(23)	1,909	1,723
CAPEX (c)	—	—	1,004	1,105
TOTAL ASSETS AS AT Sept.30 (b)	933	852	13,775	12,549

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	2004	2003
Purchases	3,510	2,925
Operating expenses	1	10

Total intersegment sales	3,511	2,935

Intersegment receivables and payables	423	291

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Reporting of fuel consumed in operations

Beginning in 2004, fuel consumed in operations, previously included in purchases of crude oil and products, is reclassified as operating expenses in the consolidated statement of earnings. Prior period amounts have been reclassified for comparative purposes. This reclassification has no impact on total expenses and net earnings or on the cash flow profile of the company.

4.	Divestments

Investment and other income includes gains and losses on asset sales as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
Proceeds from asset sales	28	16	94	38
Book value of assets sold (a)	7	14	54	37

Gain/(loss) on asset sales, before tax (b)	21	2	40	1

Gain/(loss) on asset sales, after tax (b)	15	2	29	1

(a)	Assets sold did not include cash.

(b)	Third quarter 2004 included a gain of $16 million ($10 million after income taxes) from the sale of the company’s Golden Spike Shallow producing property.

5.	Employee retirement benefits

The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
Pension benefits:
Current service cost	19	18	58	54
Interest cost	59	55	177	165
Expected return on plan assets	(56)	(45)	(168)	(135)
Amortization of prior service cost	7	6	21	19
Recognized actuarial loss	17	17	51	51

Net benefit cost	46	51	139	154

Other post-retirement benefits:
Current service cost	2	1	5	4
Interest cost	6	6	18	17
Recognized actuarial loss	1	1	3	2

Net benefit cost	9	8	26	23

6.	Incentive compensation programs

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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Financing costs

			Nine months
	Third quarter		to September 30
millions of dollars	2004	2003	2004	2003
Debt related interest	9	11	26	27
Other interest	1	1	3	3

Total interest expense	10	12	29	30
Foreign exchange expense (gain) on long-term debt	—	3	—	(129)

Total financing costs	10	15	29	(99)

8.	Common shares

	As at	As at
	Sept. 30	Dec. 31
thousands of shares	2004	2003
Authorized	450,000	450,000
Common shares outstanding	353,380	362,653

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

	millions of
Year	Shares	Dollars
1995 - 2002	202.7	5,169
2003 - Third quarter	4.2	207
Full year	16.3	799
2004 - Third quarter	3.5	217
Year-to-date	9.5	580
Cumulative purchases to date	228.5	6,548

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.

The following table provides the calculation of basic and diluted earnings per share:

			Nine months
	Third quarter		to September 30
	2004	2003	2004	2003
Net earnings (millions of dollars)	539	375	1,502	1,427
(thousands of shares)
Average number of common shares outstanding, weighted monthly	355,398	370,459	358,623	374,168
Plus: average number of shares issued on assumed exercise of stock options and restricted stock units	808	—	750	—

Weighted average number of diluted common shares	356,206	370,459	359,373	374,168

Earnings per share — basic (dollars)	1.52	1.01	4.19	3.81
Earnings per share — diluted (dollars)	1.52	1.01	4.18	3.81

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Long-term debt

			As at	As at
		Interest	Sept. 30	Dec. 31
Issued	Maturity date	rate	2004	2003
2003	$250 million due May 26, 2005 and $250 million due August 26, 2005 (a)	Variable	—	500
2003	January 19, 2006	Variable	318	318

Long-term debt			318	818
Capital leases			50	41

Total long-term debt			368	859

(a)	The portion of variable-rate loan from Exxon Overseas Corporation of $250 million due on August 26, 2005 has been reclassified to the current portion of long-term debt in the balance sheet.

10.	Other long-term obligations

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2004	2003
Employee retirement benefits	531	505
Asset retirement obligations and other environmental liabilities (a)	386	393
Other obligations	103	74

Total other long-term obligations	1,020	972

(a)	Total asset retirement obligations and other environmental liabilities also include $69 million in current liabilities ($69 million at December 31, 2003).

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net earnings for the third quarter were $539 million or $1.52 a share on a diluted basis, compared with $375 million or $1.01 a share for the same quarter of 2003. Net earnings for the first nine months of 2004 were $1,502 million or $4.18 a share on a diluted basis, versus $1,427 million or $3.81 a share for the same period in 2003. Both the third quarter and nine-month earnings for 2004 are the best on record.

Earnings in the third quarter were positively impacted by higher realizations for crude oil, stronger refining and petrochemical margins, partly offset by significantly lower industry retail margins and lower production at Cold Lake due to the cyclic nature of the operation. The higher Canadian dollar continued to have a negative earnings impact of about $55 million versus the same quarter last year. The company’s operating performance remained solid through the third quarter of 2004.

For the first nine months, higher realizations for crude oil, stronger refining and petrochemical margins, and higher volumes of natural gas, Syncrude and petroleum products contributed positively to earnings, partly offset by lower marketing margins. Compared with the first nine months of 2003, these favourable operating results were partly offset by the combined negative effects of a higher Canadian dollar on resource and product prices of about $200 million, the absence of favourable foreign exchange effects on the company’s U.S.-dollar denominated debt of about $110 million, and lower benefits from tax matters of about $90 million.

Total revenues were $5,814 million in the third quarter and $16,347 million in the first nine months of 2004, versus $4,626 million and $14,614 million in the same periods last year.

Natural resources

During the third quarter of 2004, net earnings from natural resources were a record $411 million compared with $257 million in the same period last year. Higher earnings were attributable to higher crude oil realizations and natural gas volumes, partly offset by the negative effect of a stronger Canadian dollar on resource prices and lower Cold Lake bitumen production. Net earnings for the first nine months, also the best on record, were $1,098 million versus $947 million during the same period last year. The positive earnings effects of improved realizations for crude oil combined with higher natural gas, Syncrude and natural gas liquids (NGLs) volumes in 2004 were partly offset by lower Cold Lake bitumen production, lower benefits from tax matters and the negative effects of a higher Canadian dollar.

While U.S.-dollar world oil prices have been trending upward since the beginning of the year, they rose sharply during the third quarter amid world geo-political supply concerns and a steady increase of world demand for crude oil. However, increases in the company’s Canadian dollar realizations for conventional crude oil and Cold Lake bitumen were dampened by the effects of a higher Canadian dollar. Brent crude oil prices in U.S. dollars averaged 46 percent higher in the third quarter and 27 percent higher in the first nine months, compared with the same periods last year. Realizations for the company’s conventional crude oil in the third quarter averaged 44 percent higher, and for the first nine months of the year 15 percent higher than the realizations of the same periods last year.

Cold Lake bitumen sales are priced in U.S. dollars and averaged 56 percent higher in the third quarter, and 22 percent higher during the first nine months of 2004 than that of the same periods in 2003. However, the effect of a stronger Canadian dollar has reduced these improvements to 47 percent and 13 percent respectively, when translated to Canadian dollars.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Realizations for natural gas averaged $6.57 a thousand cubic feet in the third quarter, compared with $6.12 a thousand cubic feet in the same quarter last year. For the first nine-month period, realizations for natural gas averaged $6.67 a thousand cubic feet in 2004, slightly down from $6.98 a thousand cubic feet in the same period of 2003.

Gross production of Cold Lake bitumen averaged 121 thousand barrels a day during the third quarter, down from 137 thousand barrels a day in the same quarter last year. For the first nine-month period, gross production was 120 thousand barrels a day this year, versus 132 thousand barrels a day in the same period of 2003. Lower production was due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production was 61 thousand barrels a day in the third quarter unchanged from the same period a year ago. During the first nine-month period, the company’s share of gross production from Syncrude averaged 60 thousand barrels a day in 2004, up from 54 thousand barrels a day in the same period of 2003. Higher volumes were attributable to reduced turnaround activities in 2004.

In the third quarter of this year, gross production of conventional crude oil averaged 42 thousand barrels a day, compared with 45 thousand barrels a day during the same period in 2003. Production for the nine months averaged 44 thousand barrels a day, compared with 46 thousand barrels a day during the first three quarters of 2003. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

Gross production of NGLs available for sale was 33 thousand barrels a day in the third quarter, up from 28 thousand barrels a day in the same quarter last year. During the first nine months of 2004, gross production of NGLs available for sale averaged 33 thousand barrels a day, compared with 27 thousand barrels a day in the same period of 2003.

Gross production of natural gas during the third quarter of 2004 increased to 581 million cubic feet a day from 520 million cubic feet a day in the same period last year. During the first three quarters of the year, gross production was 566 million cubic feet a day, up from 499 million cubic feet a day in the first nine months of 2003.

The increased natural gas and NGLs volumes were mainly due to higher production from the Wizard Lake field in Alberta.

The Cree exploration well, offshore Nova Scotia, was abandoned in the third quarter without encountering natural gas in commercial quantities. The company’s 20 percent share of exploration costs related to the Cree well were reflected in third quarter earnings.

A 1,900-square-kilometer seismic acquisition program in the Orphan Basin on Canada’s East Coast was completed on schedule and budget. The company holds a twenty-five percent interest in eight deepwater exploration licenses in the Orphan Basin, offshore Newfoundland.

In October 2004, the company, on behalf of the Mackenzie Gas Project co-venturers, filed applications for the main regulatory approvals required for the project with the boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Petroleum products

Net earnings from petroleum products were $99 million in the third quarter, down from $115 million in the same quarter of 2003. Nine-month net earnings were $342 million, slightly lower than a record net earnings of $356 million in the same period of 2003. Stronger international refining margins were insufficient to offset lower fuels marketing margins in both periods. Sales volumes of petroleum products were higher, due in part to higher industry demand.

Following the completion of the planned maintenance activities in the second quarter, throughput at the company’s refineries has increased. Refinery capacity utilization was 96 percent in the third quarter and averaged 93 percent during the first nine months of 2004, compared with 90 percent in the corresponding periods in 2003.

Chemicals

Net earnings from chemical operations were $31 million in the third quarter, up from $8 million in the same quarter last year due to improved polyethylene and other chemical product margins and increased sales. Nine-month net earnings were $72 million, compared with $21 million for the same period in 2003. Improved margins on sales of polyethylene and other chemical products contributed primarily to the increase.

Corporate and other

Net earnings from corporate and other operations were negative $2 million in the third quarter compared with negative $5 million in the same period of 2003. Nine-month net earnings were negative $10 million versus positive $103 million last year. Lower earnings were due to the absence of the favourable foreign exchange effects on the company’s U.S.-dollar-denominated debt, which was replaced with Canadian-dollar denominated debt in June and July of 2003.

On September 29, 2004, the company announced its intention to relocate its head office from Toronto, Ontario to Calgary, Alberta. Detailed planning is currently underway and completion of the move is expected by August 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $1,100 million during the third quarter of 2004, up from $485 million in the same period last year. For the first three quarters of 2004, cash flow from operating activities was $2,142 million, versus $1,857 million during the same period of 2003. The increased cash inflow was mainly due to the impact of higher commodity prices on working capital, timing of income tax payments and higher earnings.

Capital and exploration expenditures were $354 million in the third quarter, compared with $361 million during the same quarter of 2003, and $1,004 million in the first nine months of 2004, versus $1,105 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used to invest in growth opportunities in the oilsands and Mackenzie gas. The petroleum products segment spent its capital expenditures mainly on projects to reduce the sulphur content of diesel fuel and to improve operating efficiency.

During the first nine months of 2004, the company repurchased more than nine million shares for $580 million. Under the current share-repurchase program, which began on June 23, 2004, the company has purchased about four million shares, and can purchase up to an additional 14 million shares before June 22, 2005 when the current program expires.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Cash dividends of $238 million were paid in the first nine months of 2004, compared with dividends of $241 million paid in the same period of 2003. Lower dividends paid were attributable to the effects of the company’s share-purchase program partly offset by the increase of per-share dividends since the third quarter of 2003.

The above factors led to an increase in the company’s balance of cash and marketable securities to $933 million at September 30, 2004, from $448 million at the end of 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2004 does not differ materially from that discussed on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

IMPERIAL OIL LIMITED

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2004 to September 30, 2004, the company issued 31,625 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the company. The sales of those common shares were outside the U.S.A. and were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Shares	Shares (or Units)
	(a) Total Number		(or Units) Purchased	that may yet be
	of shares	(b) Average Price	as Part of Publicly	Purchased
	(or Units)	Paid per Share	Announced Plans or	under the Plans or
Period	Purchased	(or Unit)	Programs	Programs
July 1 to July 31, 2004	590,168	$63.53	590,168	16,866,447
August 1 to August 31, 2004	1,376,954	$62.19	1,376,954	15,450,750
September 1 to September 30, 2004	1,487,438	$63.16	1,487,438	13,925,766

Total	3,454,560		3,454,560

(1)	On June 21, 2004, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 17,864,398 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plans during the period June 23, 2004 to June 22, 2005. If not previously terminated, the program will end on June 22, 2005.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED (Registrant)

Date: November 4, 2004	/s/ Paul A. Smith (Signature) Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: November 4, 2004	/s/ Marilyn Henderson (Signature) Marilyn Henderson Assistant Secretary