Form 10-K
period 2004-12-31
IMPERIAL OIL LTD
filed 2005-03-09
CIK 49938

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 ST. CLAIR AVENUE WEST, TORONTO, ONT., CANADA	M5W 1K3
(Address of principal executive offices)	(Zip Code)

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

Yes☑ No☐

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes☑ No☐

     The registrant is an accelerated filer (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).

Yes☑ No☐

     As of the last business day of the 2004 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $ 6,768,415,742 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

     The number of common shares outstanding, as of February 18, 2005, was 342,365,873.

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

	2004	2003	2002	2001	2000

	(Dollars)
Rate at end of period	0.8310	0.7738	0.6329	0.6279	0.6669
Average rate during period	0.7702	0.7186	0.6368	0.6444	0.6725
High	0.8493	0.7738	0.6619	0.6697	0.6969
Low	0.7158	0.6349	0.6200	0.6241	0.6410

On February 28, 2005, the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.8133 U.S. = $1.00 Canadian.

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

PART I

Item 1. Business.
      Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the “CBCA”) by certificate of continuance dated April 24, 1978. The head and principal office of the Company is located at 111 St. Clair Avenue West, Toronto, Ontario, Canada M5W 1K3; telephone 1-800-567-3776. Exxon Mobil Corporation owns approximately 69.6 percent of the outstanding shares of the Company with the remaining shares being publicly held, with the majority of shareholders having Canadian addresses of record. In this report, unless the context otherwise indicates, reference to the ”Company” includes Imperial Oil Limited and its subsidiaries.
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

Financial Information by Operating Segments (under U.S. GAAP)

	2004	2003	2002	2001	2000

	(millions)
External revenues (1):
Natural resources	$3,734	$3,424	$2,677	$3,155	$3,262
Petroleum products	17,545	14,764	13,396	13,105	13,788
Chemicals	1,216	994	955	930	945
Corporate and other	(35)	26	14	63	56

	$22,460	$19,208	$17,042	$17,253	$18,051

Intersegment sales:
Natural resources	$2,891	$2,224	$2,217	$2,166	$2,638
Petroleum products	1,666	1,294	1,038	1,300	1,332
Chemicals	293	238	209	245	228

Total revenues:
Natural resources	$6,625	$5,648	$4,894	$5,321	$5,900
Petroleum products	19,211	16,058	14,434	14,405	15,120
Chemicals	1,509	1,232	1,164	1,175	1,173
Corporate and other	(35)	26	14	63	56

Net income (2):
Natural resources	$1,487	$1,143	$1,042	$941	$1,165
Petroleum products	500	407	127	353	313
Chemicals	100	37	52	23	59
Corporate and other (3) /eliminations	(35)	118	(7)	(94)	(129)

	$2,052	$1,705	$1,214	$1,223	$1,408

Identifiable assets at December 31 (4):
Natural resources	$6,875	$6,418	$6,014	$5,390	$5,294
Petroleum products	5,570	5,290	5,127	4,425	4,829
Chemicals	498	440	428	384	381
Corporate and other/eliminations	1,084	189	434	689	762

	$14,027	$12,337	$12,003	$10,888	$11,266

Capital and exploration expenditures:
Natural resources	$1,113	$1,007	$986	$746	$434
Petroleum products	283	478	589	339	232
Chemicals	15	41	25	30	13
Corporate and other	34	33	12	—	—

	$1,445	$1,559	$1,612	$1,115	$679

(1)	Export sales are reported in note 2 to the consolidated financial statements on page F-11.
(2)	These amounts are presented as if each segment were a separate business entity and, accordingly, include the financial effect of transactions between the segments. Intersegment sales are made essentially at prevailing market prices.
(3)	Includes primarily interest charges on the debt obligations of the Company, interest income on investments and intersegment consolidating adjustments.
(4)	The identifiable assets in each operating segment represent the net book value of the tangible and intangible assets attributed to such segment.

Natural Resources

     Petroleum and Natural Gas Production
     The Company’s average daily production of crude oil and natural gas liquids during the five years ended December 31, 2004, was as follows:

	2004	2003	2002	2001	2000

	(thousands a day)
Conventional (including natural gas liquids):
Cubic metres – Gross (1)	12.1	11.8	12.4	13.2	14.3
– Net (2)	9.4	9.1	9.5	10.2	11.0
Barrels – Gross (1)	76	74	78	83	90
– Net (2)	59	57	60	64	69
Oil Sands (Cold Lake):
Cubic metres – Gross (1)	20.0	20.5	17.8	20.4	18.9
– Net (2)	17.7	18.4	16.9	19.2	16.2
Barrels – Gross (1)	126	129	112	128	119
– Net (2)	112	116	106	121	102
Tar Sands (Syncrude):
Cubic metres – Gross (1)	9.5	8.4	9.1	8.9	8.1
– Net (2)	9.4	8.3	9.1	8.3	6.7
Barrels – Gross (1)	60	53	57	56	51
– Net (2)	59	52	57	52	42
Total:
Cubic metres – Gross (1)	41.6	40.7	39.3	42.5	41.3
– Net (2)	36.5	35.8	35.5	37.7	33.9
Barrels – Gross (1)	262	256	247	267	260
– Net (2)	230	225	223	237	213

(1)	Gross production of crude oil is the Company’s share of production from conventional wells, Syncrude tar sands and Cold Lake oil sands, and gross production of natural gas liquids is the amount derived from processing the Company’s share of production of natural gas (excluding purchased gas), in each case before deduction of the mineral owners’ or governments’ share or both.
(2)	Net production is gross production less the mineral owners’ or governments’ share or both.

     From 2000 through 2003, conventional production has declined due to the sale of oil and gas producing properties and the natural decline in the productivity of the Company’s conventional oil fields. In 2004, conventional production increased primarily due to increased natural gas liquids production from the Wizard Lake gas cap. In 2001, Cold Lake net production increased mainly due to the timing of steaming cycles and lower royalties and Syncrude production increased mainly due to the start up of the Aurora mine during the second half of 2000 and fewer disruptions in upgrading operations than the previous year. In 2002, Cold Lake production decreased mainly due to the timing of steaming cycles and Syncrude net production increased mainly due to lower royalties. In 2003, Cold Lake net production increased as a result of a full year of production of stages 11 to 13, which was offset in part by the timing of steaming cycles and higher royalties. Syncrude production decreased in 2003 due to extended maintenance of upgrading facilities. In 2004, Cold Lake production declined due to the timing of steaming cycles and higher royalty, and Syncrude production increased due to fewer disruptions in upgrading operations than in 2003.

The Company’s average daily production and sales of natural gas during the five years ended December 31, 2004 are set forth below. All gas volumes in this report are calculated at a pressure base of, in the case of cubic metres, 101.325 kilopascals absolute at 15 degrees Celsius and, in the case of cubic feet, 14.73 pounds per square inch at 60 degrees Fahrenheit.

	2004	2003	2002	2001	2000

	(millions a day)
Sales (1):
Cubic metres	14.7	13.0	14.1	14.2	11.9
Cubic feet	520	460	499	502	419
Gross Production (2):
Cubic metres	16.1	14.5	15.0	16.2	14.9
Cubic feet	569	513	530	572	526
Net Production (2):
Cubic metres	14.7	12.9	13.1	13.2	13.0
Cubic feet	518	457	463	466	459

(1)	Sales are sales of the Company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.
(2)	Gross production of natural gas is the Company’s share of production (excluding purchases) before deducting the shares of mineral owners or governments or both. Net production excludes those shares. Production data include amounts used for internal consumption with the exception of amounts reinjected.

          In 2001, natural gas production increased primarily due to gas production from the Sable Offshore Energy Project, which went into production at the end of 1999, and increased production from gas caps overlaying two former oil fields, both in Alberta. In 2002 and 2003, natural gas production decreased primarily due to the depletion of gas caps in Alberta and in 2003 also due to increased maintenance activity at gas processing facilities. In 2004 natural gas production increased primarily due to increased production from the Wizard Lake gas cap.
     Most of the Company’s natural gas sales are made under short term contracts.
     The Company’s average sales price and production (lifting) costs for conventional and Cold Lake crude oil and natural gas liquids and natural gas for the five years ended December 31, 2004, were as follows:

	2004	2003	2002	2001	2000

Average Sales Price:
Crude oil and natural gas liquids:
Per cubic metre	$207.26	$181.92	$174.72	$134.16	$190.02
Per barrel	32.95	28.92	27.78	21.33	30.21
Natural gas:
Per thousand cubic metres	$239.34	$232.99	$141.91	$201.92	$176.15
Per thousand cubic feet	6.78	6.60	4.02	5.72	4.99
Average Production (Lifting) Costs Per Unit of Net Production (1):
Per cubic metre	$60.38	$63.85	$48.81	$46.17	$47.36
Per barrel	9.60	10.15	7.76	7.34	7.53

(1)	Average production (lifting) costs do not include depreciation and depletion of capitalized acquisition, exploration and development costs. Administrative expenses are included. Average production (lifting) costs per unit of net production were computed after converting gas production into equivalent units of oil on the basis of relative energy content.

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
     In 2001, average production (lifting) costs decreased mainly due to higher net production at Cold Lake. In 2002, average production (lifting) costs increased mainly due to lower net production at Cold Lake. In 2003, average production (lifting) costs increased mainly due to higher costs of purchased natural gas at Cold Lake. In 2004, average production (lifting) costs decreased mainly due to higher production from the Wizard Lake gas cap.
     The Company has interests in a large number of facilities related to the production of crude oil and natural gas. Among these facilities are 27 plants that process natural gas to produce marketable gas and recover natural gas liquids or sulphur. The Company is the principal owner and operator of 11 of the plants.
     The Company’s production of conventional and Cold Lake crude oil and natural gas is derived from wells located exclusively in Canada. The total number of producing wells in which the Company had interests at December 31, 2004, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Crude Oil		Natural Gas		Total

	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

Conventional wells	2,322	1,292	4,326	2,275	6,648	3,567
Oil Sands (Cold Lake) wells	3,815	3,815	–	–	3,815	3,815

(1)	Gross wells are wells in which the Company owns a working interest.
(2)	Net wells are the sum of the fractional working interests owned by the Company in gross wells, rounded to the nearest whole number.

      Conventional Oil and Gas
     The Company has major interests in the Norman Wells oil field in the Northwest Territories and the West Pembina oil field in Alberta. Together they currently account for approximately 60 percent of the Company’s net production of conventional crude oil (approximately 65 percent of gross production).
     Norman Wells is the Company’s largest producing conventional oil field. In 2004, net production of crude oil and natural gas liquids was about 2,400 cubic metres (14,800 barrels) per day and gross production was about 3,500 cubic metres (22,000 barrels) per day. The Government of Canada has a one-third carried interest and receives a production royalty of five percent in the Norman Wells oil field. The Government of Canada’s carried interest entitles it to receive payment of a one-third share of an amount based on revenues from the sale of Norman Wells production, net of operating and capital costs. Under a shipping agreement, the Company pays for the construction, operating and other costs of the 870 kilometre (540 mile) pipeline which transports the crude oil and natural gas liquids from the project. In 2004, those costs were about $35 million. Most of the larger oil fields in the Western Provinces have been in production for several decades, and the amount of oil that is produced from conventional fields is declining. In some cases, however, additional oil can be recovered by using various methods of enhanced recovery. The Company’s largest enhanced recovery projects are located at the West Pembina oil field.
     The Company produces natural gas from a large number of gas fields located in the Western Provinces, primarily in Alberta.
     The Company has a nine percent interest in a project to develop natural gas reserves in the Sable Island area off the coast of the Province of Nova Scotia. About $4 billion has been spent by the participants to the end of 2004 on the project. Production from the Sable Offshore Energy Project began at the end of 1999 and is expected to average about 12 million cubic metres (420 million cubic feet) per day of natural gas and 3,200 cubic metres (20,000 barrels) per day of natural gas liquids through the end of the decade.

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
     In late 1983, the Company commenced the development, in stages, of its oil sands resources at Cold Lake. During 2004, average net production at Cold Lake was about 17,700 cubic metres (111,500 barrels) per day and gross production was about 20,000 cubic metres (125,800 barrels) per day.
     To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities will be required periodically. In 2004, the Company spent $127 million on a development drilling program of 218 wells on existing stages. In 2005, a development drilling program of more than 150 wells is planned within the currently approved development area to enhance productivity from existing Cold Lake stages. In addition, opportunities are also being evaluated to improve utilization of the existing infrastructure.
     In 2004, the Company received regulatory approval for further expansion of its operations at Cold Lake. Production is expected to begin in 2006 from part of the approved expansion, the development of which is expected to cost about $300 million and is expected to have gross production of about 4,770 cubic metres (30,000 barrels) per day by the end of the decade. Development plans for the remainder of the approved expansion are being examined to reduce development costs through increased integration with existing infrastructure. Most of the production from Cold Lake is sold to refineries in the northern United States. The remainder of the Cold Lake production is shipped to certain of the Company’s refineries and to a heavy oil upgrader in Lloydminster, Saskatchewan.

      The Province of Alberta, in its capacity as lessor of the Cold Lake oil sands leases, is entitled to a royalty on production from the Cold Lake production project. In late 2000, the Company entered into an agreement with the Province of Alberta, effective January 1, 2000, on a transitional royalty arrangement that will apply to all of the Company’s current and proposed operations at Cold Lake until the end of 2007, at which time the generic Alberta regulations for royalties that apply to all other oil sands development in the Province will take effect. This transition is expected to be royalty neutral. The effective royalty on gross production was 11 percent in 2004, 10 percent in 2003, five percent in 2002 and 2001, and 14 percent in 2000. The Company expects that after 2007 the royalty will be the greater of one percent of gross revenue or 25 percent of an amount based on revenue net of operating and capital costs for the Cold Lake production project and the pilot operations.

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
     Operations at Syncrude involve three main processes: open pit mining, extraction of crude bitumen and upgrading of crude bitumen into synthetic crude oil. In the Base mine (lease 17), the mining and transportation system uses draglines, bucketwheel reclaimers and belt conveyors. In the North mine (leases 17 and 22) and in the Aurora mine (leases 10, 12 and 34), truck, shovel and hydrotransport systems are used. The extraction facilities, which separate crude bitumen from sand, are capable of processing approximately 495,000 tonnes (545,000 tons) of tar sands a day, producing about 18 million cubic metres (110 million barrels) of crude bitumen a year. This represents recovery capability of about 92 percent of the crude bitumen contained in the mined tar sands.

     Crude bitumen extracted from tar sands is refined to a marketable hydrocarbon product through a combination of carbon removal in two large, high temperature, fluid coking vessels and by hydrogen addition in high temperature, high pressure, hydrocracking vessels. These processes remove carbon and sulphur and reformulate the crude into a low viscosity, low sulphur, high quality synthetic crude oil product. In 2004, the upgrading process yielded 0.855 cubic metres of synthetic crude oil per cubic metre of crude bitumen (0.855 barrels of synthetic crude oil per barrel of crude bitumen). In 2004, about 45 percent of the synthetic crude oil was processed by Edmonton area refineries and the remaining 55 percent was pipelined to refineries in eastern Canada or exported to the United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant and a 80 megawatt electricity generating plant, both located at Syncrude. The generating plants are owned by the Syncrude participants. The Company’s 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities is about $2.8 billion.
     In 2004, Syncrude’s net production of synthetic crude oil was about 37,500 cubic metres (235,600 barrels) per day and gross production was about 37,800 cubic metres (238,000 barrels) per day. The Company’s share of net production in 2004 was about 9,400 cubic metres (58,900 barrels) per day.
     In 2000, Syncrude completed development of the first stage of the Aurora mine. The Aurora investment involved extending mining operations to a new location about 35 km from the main Syncrude site and expanding upgrading capacity. In 2001, the Syncrude owners approved another major expansion of upgrading capacity and further development of the Aurora mine. The second Aurora mining and extraction development became fully operational in 2004. The increased upgrading capacity is expected to be available in 2006. These projects are expected to lead to a total production capacity of about 56,500 cubic metres (355,000 barrels) of synthetic crude oil a day when completed. The Company’s share of project costs is expected to be about $2 billion of which about $1.6 billion has been incurred to the end of 2004.
     The following table sets forth certain operating statistics for the Syncrude operations:

	2004	2003	2002	2001	2000

Total mined volume (1)
millions of cubic metres	76.6	83.5	77.9	90.3	65.0
millions of cubic yards	100.3	109.2	102.0	118.3	85.1
Mined volume to tar sands ratio (1)	0.94	1.15	1.05	1.15	0.96
Tar sands mined
millions of tonnes	170.9	152.4	156.5	164.8	142.2
millions of tons	188.0	168.0	172.1	181.2	156.4
Average bitumen grade (weight percent)	11.1	11.0	11.2	11.0	11.0
Crude bitumen in mined tar sands
millions of tonnes	19.0	16.8	17.5	18.1	15.6
millions of tons	20.9	18.5	19.2	19.9	17.2
Average extraction recovery (percent)	87.3	88.6	89.9	87.0	89.7
Crude bitumen production (2)
millions of cubic metres	16.4	14.7	15.5	15.5	13.8
millions of barrels	103.3	92.3	97.8	97.6	86.8
Average upgrading yield (percent)	85.5	86.0	86.3	84.5	84.3
Gross synthetic crude oil produced
millions of cubic metres	14.1	12.5	13.5	13.1	11.6
millions of barrels	88.4	78.4	84.8	82.4	73.2
Company’s net share (3)
millions of cubic metres	3	3	3	3	2
millions of barrels	22	19	21	19	15

(1)	Includes pre-stripping of mine areas and reclamation volumes.
(2)	Crude bitumen production is equal to crude bitumen in mined tar sands multiplied by the average extraction recovery and the appropriate conversion factor.
(3)	Reflects the Company’s 25 percent interest in production, less applicable royalties payable to the Province of Alberta.

     Other Tar Sands Activity
      The Company holds a 100 percent interest in approximately 16,500 hectares (40,700 acres) of surface mineable tar sands in the Kearl area in the Athabasca area of northern Alberta. A 400 well delineation drilling program to better define the available resource was begun in 2003 and is expected to be completed in 2005. The Company is assessing a potential phased project with another company to jointly develop mineable bitumen, which may have the potential to produce up to approximately 47,700 cubic metres (300,000 barrels) per day. The Company plans on filing a regulatory application with the Alberta Energy and Utilities Board for the Kearl oil sands project in 2005.

     Land Holdings
     At December 31, 2004 and 2003, the Company held the following oil and gas rights, and tar sands leases:

	Hectares						Acres
	Developed		Undeveloped		Total		Developed		Undeveloped		Total

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(thousands)
Western Provinces Conventional –
Gross (1)	1,080	1,101	173	187	1,253	1,288	2,669	2,721	427	462	3,096	3,183
Net (2)	446	450	118	127	564	577	1,102	1,112	292	314	1,394	1,426
Oil Sands (Cold Lake and other) –
Gross (1)	42	42	193	175	235	217	104	104	477	432	581	536
Net (2)	41	41	104	104	145	145	101	101	257	257	358	358
Tar Sands (Syncrude and other) –
Gross (1)	45	41	73	77	118	118	111	101	180	190	291	291
Net (2)	11	10	31	32	42	42	27	25	77	79	104	104
Canada Lands (3):
Conventional –
Gross (1)	31	31	321	321	352	352	77	77	793	793	870	870
Net (2)	3	4	98	98	101	102	7	10	242	242	249	252
Atlantic Offshore Conventional –
Gross (1)	17	17	2,603	1,329	2,620	1,346	42	42	6,432	3,284	6,474	3,326
Net (2)	2	2	832	565	834	567	5	5	2,056	1,396	2,061	1,401
Total (4):
Gross (1)	1,215	1,232	3,363	2,089	4,578	3,321	3,003	3,045	8,309	5,161	11,312	8,206
Net (2)	503	507	1,183	926	1,686	1,433	1,242	1,253	2,924	2,288	4,166	3,541

(1)	Gross hectares or acres include the interests of others.
(2)	Net hectares or acres exclude the interests of others.
(3)	Canada Lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and Other Northwest Territories, Nunavut and the Yukon.
(4)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the Company’s holdings by performing certain exploratory work (farmout) and whereby the Company may earn interests in others’ holdings by performing certain exploratory work (farmin).

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
     The following table sets forth the conventional and oil sands net exploratory and development wells that were drilled or participated in by the Company during the five years ended December 31, 2004.

	2004	2003	2002	2001	2000

Western and Atlantic Provinces:
Conventional
Exploratory –
Oil	–	–	–	–	–
Gas	2	3	1	1	3
Dry Holes	1	1	2	–	1
Development –
Oil	3	4	1	17	18
Gas	207	89	42	68	49
Dry Holes	1	3	3	–	–
Oil Sands (Cold Lake and other)
Development –
Oil	218	118	332	307	112

Total	432	218	381	393	183

     The 218 oil sands development wells in 2004 were related to productivity maintenance in existing stages at Cold Lake. In 2004, there was an increase in gas development wells related to an increase in drilling in shallow gas fields.
     At December 31, 2004, the Company was participating in the drilling of 17 gross (11 net) exploratory and development wells.

     Western Provinces
      In 2004, the Company had a working interest in seven gross (three net) exploratory wells and 483 gross (211 net) development wells, while retaining an overriding royalty in an additional 11 gross exploratory wells drilled by others. The majority of the exploratory wells were directed toward extending reserves around existing fields.

     Beaufort Sea/Mackenzie Delta
      Substantial quantities of gas have been found by the Company and others in the Beaufort Sea/Mackenzie Delta.
     In 1999, the Company and three other companies entered into an agreement to study the feasibility of developing Mackenzie Delta gas. The four companies are participating in development planning for onshore natural gas resources totaling approximately 170 billion cubic metres (six trillion cubic feet). The Company’s share of these resources is about 50 percent
     The commercial viability of these natural gas resources, and the pipeline required to transport this natural gas to markets, is dependent on a number of factors. These factors include natural gas markets, support from northern parties, regulatory approvals, environmental considerations, pipeline participation, fiscal terms, and the cost of constructing, operating and abandoning the field production and pipeline facilities. There are complex issues to be resolved and many interested parties to be consulted, before any development could proceed.
     In October 2001, the four companies and the Aboriginal Pipeline Group (“APG”), which represents aboriginal peoples of the Northwest Territories, signed a memorandum of understanding to pursue economic and timely development of a Mackenzie Valley pipeline. In 2002, the four companies completed a preliminary study of the feasibility of developing existing discoveries of Mackenzie Delta gas and based on the results of the study announced together with the APG their intention to begin preparing the regulatory applications needed to develop the gas resources, including construction of a Mackenzie Valley pipeline. In 2003, the Preliminary Information Package for the Mackenzie Gas Project was submitted to the regulatory authorities, and funding and participation agreements between the four companies, the APG and TransCanada PipeLines Limited were reached for the proposed Mackenzie Valley pipeline. In late 2004, the four companies and the APG signed agreements covering the development and operations of the Mackenzie Valley pipeline. In October 2004, the main regulatory applications and environmental impact statement for the project were filed with the National Energy Board and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. The regulatory review process is expected to take up to 24 months. The initial cost for the project is estimated to be about $7 billion with the Company’s share of the cost estimated to be about $3 billion.
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

     Atlantic Offshore
      The Company manages five “significant discovery” licences granted by the Government of Canada in the Atlantic offshore. The Company also has minority interests in 27 “significant discovery” licences, and five production licences, managed by others.
     In 2004 the Company’s nine percent working interest in an exploration licence for about 74,000 gross hectares (183,000 gross acres) in the Sable Island area off the coast of the Province of Nova Scotia expired.
     In 1998, the Company acquired a 20 percent interest in an exploration licence for about 23,500 gross hectares (58,100 gross acres) in the Sable Island area. One exploratory well was completed in 2004 in that area, without commercial success.
     In 1999, the Company acquired a 20 percent interest in six exploration licences for about 217,000 gross hectares (536,000 gross acres) in the Sable Island area. One exploratory well was completed in 2000 in that area, without commercial success. In 2004, five of these exploration licences totalling about 196,000 gross hectares (484,000 gross acres) were allowed to expire. Also in 1999, the Company acquired a 100 percent interest in two exploration licences for about 225,000 gross hectares (556,000 gross acres) farther offshore in deeper water. A 3-D seismic evaluation program was begun in 2000 in that area, and was completed in 2001, and in 2002 there were 3-D seismic and geological evaluations. In 2002, the Company signed a farmout agreement with another company whereby that company earned a 30 percent interest in these licences by participating in the first exploration well. In 2003, one exploratory well was drilled on these licences, without commercial success. In 2004, the Company allowed the undrilled licence to expire while retaining its 70 percent interest in the other exploration licence for about 113,000 gross hectares (279,000 gross acres). In early 2001, the Company acquired about a 17 percent interest in three additional deep water exploration licences for about 475,000 gross hectares (1,174,000 gross acres). In 2004, these licences were allowed to expire. The Company is not planning further exploration in these areas.

      In early 2004, the Company acquired a 25 percent interest in eight deep water exploration licences offshore Newfoundland in the Orphan Basin for about 2,125,000 gross hectares (5,251,000 gross acres). In February of 2005, the Company reduced its interest to 15% through an agreement with another company. The Company’s share of proposed exploration spending is about $100 million with a minimum commitment of about $25 million. In 2004, the Company participated in a 3-D seismic survey in this area.
      In 2004, the Company converted nine exploration permits in the Laurentian basin area offshore Newfoundland and Labrador to a single exploration licence for about 192,000 gross hectares (474,000 gross acres). The Company holds a 100 percent interest in this licence.

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
      In 2004, capital expenditures of about $159 million were made at the Company’s refineries. About 60 percent of those expenditures were on new facilities required to meet Government of Canada regulations on the sulphur level in motor fuels with the remaining expenditures being on safety and efficiency improvements, and environmental control projects.
      The approximate average daily volumes of refinery throughput during the five years ended December 31, 2004, and the daily rated capacities of the refineries at December 31, 1999 and 2004, were as follows:

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2004	2003	2002	2001	2000	2004	1999
	(thousands of cubic metres)
Strathcona, Alberta	27.1	27.6	26.0	25.4	27.0	29.8	28.6
Sarnia, Ontario	17.2	14.7	16.5	16.5	16.2	19.2	19.2
Dartmouth, Nova Scotia	12.7	13.0	12.5	12.3	11.2	13.1	13.1
Nanticoke, Ontario	17.3	16.3	16.2	17.2	17.2	17.8	17.8

Total	74.3	71.6	71.2	71.4	71.6	79.9	78.7

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2004	2003	2002	2001	2000	2004	1999
	(thousands of barrels)
Strathcona, Alberta	170	174	163	160	170	187	180
Sarnia, Ontario	108	92	104	104	102	121	121
Dartmouth, Nova Scotia	80	82	78	77	70	82	82
Nanticoke, Ontario	109	102	102	108	108	112	112

Total	467	450	447	449	450	502	495

(1)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(2)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

     Refinery throughput was 93 percent of capacity in 2004, three percent higher than the previous year.

      Distribution
      The Company maintains a nation-wide distribution system, including 30 primary terminals, to handle bulk and packaged petroleum products moving from refineries to market by pipeline, tanker, rail and road transport. The Company owns and operates crude oil, natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of two products and three crude oil pipeline companies.
      At December 31, 2004, the Company owned and operated two barges. These vessels are used primarily for domestic transportation of refined petroleum products.

      Marketing
      The Company markets more than 700 petroleum products throughout Canada under well known brand names, notably Esso, to all types of customers.
      The Company sells to the motoring public through approximately 2,000 Esso service stations, of which about 720 are Company owned or leased, but none of which are Company operated. The Company continues to improve its Esso service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.
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
      The approximate daily volumes of petroleum products sold during the five years ended December 31, 2004, are set out in the following table:

	2004	2003	2002	2001	2000
	(thousands a day)
Gasolines:
Cubic metres	33.2	33.0	32.9	32.3	32.0
Barrels	209	208	207	203	201
Heating, Diesel and Jet Fuels:
Cubic metres	27.3	26.2	25.0	26.5	27.5
Barrels	172	165	157	166	173
Heavy Fuel Oils:
Cubic metres	5.9	5.4	4.9	5.4	5.1
Barrels	37	34	31	34	32
Lube Oils and Other Products (1):
Cubic metres	7.0	5.8	6.4	5.4	5.0
Barrels	44	36	41	34	31
Net petroleum product sales:
Cubic metres	73.4	70.4	69.2	69.6	69.6
Barrels	462	443	436	437	437

Sales under purchase and sale agreements:
Cubic metres	14.2	14.6	13.9	11.6	10.7
Barrels	89	92	87	73	67

Total:
Cubic metres	87.6	85.0	83.1	81.2	80.3
Barrels	551	535	523	510	504

(1)	Includes 1.0 thousand cubic metres (6 thousand barrels) per day of butane commencing in 2002. Butane is not included in prior years.

      The total domestic sales of petroleum products as a percentage of total sales of petroleum products during the five years ended December 31, 2004, were as follows:

2004	2003	2002	2001	2000

93.0%	93.3%	91.5%	93.4%	94.0%

      The Company continues to evaluate and adjust its Esso service station and distribution system to increase productivity and efficiency.
      During 2004, the Company closed or debranded about 140 Esso service stations, about 60 of which were Company owned, and added about 50 sites. The Company’s average annual throughput in 2004 per Esso service station was 3.4 million litres, the same as for 2003. Average throughput per Company owned Esso service station was 5.5 million litres in 2004, an increase of about 0.3 million litres from 2003.

Chemicals
      The Company’s Chemicals operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the Company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.
      The Company’s average daily sales of petrochemicals during the five years ended December 31, 2004, were as follows:

	2004	2003	2002	2001	2000
	(thousands a day)
Petrochemicals:
Tonnes	3.3	3.3	3.5	3.3	3.1
Tons	3.6	3.6	3.9	3.6	3.4

Research
      In 2004, the Company’s research expenditures in Canada, before deduction of investment tax credits, were $40 million, as compared with $36 million in 2003 and $50 million in 2002. Those funds were used mainly for developing improved heavy crude oil recovery methods and better lubricants.
      A research facility to support the Company’s natural resources operations is located in Calgary, Alberta. Research in these laboratories is aimed at developing new technology for the production and processing of crude bitumen. About 40 people were involved in this type of research in 2004. The Company also participated in bitumen recovery and processing research for tar sands development through its interest in Syncrude, which maintains research facilities in Edmonton, Alberta and through research arrangements with others.
      In Company laboratories in Sarnia, Ontario, research is mainly conducted on the development and improvement of lubricants and fuels. About 120 people were employed in this type of research at the end of 2004. Also in Sarnia, there are about 15 people engaged in new product development for the Company’s and Exxon Mobil Corporation’s polyethylene injection and rotational molding businesses.
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

Environmental Protection
      The Company is concerned with and active in protecting the environment in connection with its various operations. The Company works in cooperation with government agencies and industry associations to deal with existing and to anticipate potential environmental protection issues. In the past five years, the Company has spent about $825 million on environmental protection and facilities. In 2004, the Company’s capital expenditures relating to environmental protection totaled approximately $130 million, and are expected to be about $350 million in 2005. The increased environmental expenditures over the past three years primarily reflect spending on two major projects. One project completed in 2004, costing $600 million, reduced sulphur in motor gasolines, meeting a requirement of the Government of Canada a year in advance. The second project underway in 2004 is to meet a new Government of Canada regulation requiring ultra-low sulphur on-road diesel fuel commencing in 2006 and which is to be fully implemented in 2007. In 2004, there were capital expenditures of about $90 million on this second project, which is expected to cost about $500 million when completed. Capital expenditures on safety related projects in 2004 were approximately $20 million.

Human Resources
      At December 31, 2004, the Company employed full-time approximately 6,100 persons compared with about 6,300 at the end of 2003 and 6,500 at the end of 2002. About eight percent of those employees are members of unions. The Company continues to maintain a broad range of benefits, including illness, disability and survivor benefits, a savings plan and pension plan.

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

Item 2. Properties.
      Reference is made to Item 1 above, and for the reserves of the Syncrude mining operations and oil and gas producing activities, reference is made to Item 8 of this report.

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
      The Company is a qualified foreign corporation for purposes of the new reduced U.S. capital gains tax rates (15 percent and 5 percent for certain individuals) which are applicable to dividends paid by U.S. domestic corporations and qualified foreign corporations.
      There is no Canadian tax on gains from selling shares or debt instruments owned by nonresidents not carrying on business in Canada.

Quarterly Financial and Stock Trading Data

	2004				2003
	three months ended				three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Per-share information (dollars)
Dividends (declared quarterly)	0.22	0.22	0.22	0.22	0.21	0.22	0.22	0.22

Share prices (dollars)
Toronto Stock Exchange
High	64.45	64.25	66.76	73.65	47.80	47.40	53.49	58.22
Low	56.42	58.40	59.50	65.28	43.48	43.20	45.62	50.16
Close	58.87	62.40	65.48	71.15	47.35	47.10	50.80	57.53
American Stock Exchange ($U.S.)
High	48.70	47.13	52.22	62.45	32.20	34.99	38.79	44.75
Low	42.34	43.17	45.50	51.43	28.25	29.94	33.04	37.24
Close	44.84	46.82	51.71	59.37	32.14	34.92	37.21	44.42

      The Company’s shares are listed on the Toronto Stock Exchange and are admitted to unlisted trading on the American Stock Exchange in New York. The symbol on these exchanges for the Company’s common shares is IMO. Share prices were obtained from stock exchange records.
      As of February 28, 2005, there were 14,868 holders of record of common shares of the Company.
      During the period October 1, 2004 to December 31, 2004, the Company issued 85,925 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the Company, in sales of those common shares outside the U.S.A. which were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer purchases of equity securities (1)

	(a) Total number		(c) Total number of shares	(d) Maximum number (or approximate
	of shares	(b) Average price	purchased as part	dollar value) or shares that
	(or units)	paid per share	of publicly announced	may yet be purchased under
Period	purchased	(or unit)	plans or programs	the plans or programs
October 2004 (October 1 - October 31)	909,277	$69.34	909,277	12,981,800
November 2004 (November 1 - November 30)	2,043,336	$70.61	2,043,336	10,903,650
December 2004 (December 1 - December 31)	1,198,579	$70.25	1,198,579	9,670,839

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2004 under which the Company may purchase up to 17,864,398 of its outstanding common shares less any shares purchased by the employee savings plan and Company pension fund. If not previously terminated, the program will terminate on June 22, 2005.

Item 6. Selected Financial Data.

	2004	2003	2002	2001	2000
			(millions)
Total revenues	$22,460	$19,208	$17,042	$17,253	$18,051
Net income	2,052	1,705	1,214	1,223	1,408
Total assets	14,027	12,337	12,003	10,888	11,266
Long term debt	367	859	1,466	1,029	1,037
Other long term obligations	1,525	1,314	1,822	1,303	1,110
			(dollars)
Net income/share – basic	5.75	4.58	3.20	3.11	3.37
Net income/share – diluted	5.74	4.58	3.20	3.11	3.37
Cash dividends/share	0.88	0.87	0.84	0.83	0.78

     Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview
      While commodity prices remain volatile on a short term basis depending upon supply and demand, the Company’s investment decisions are based on long term outlooks. The corporate plan is a fundamental annual management process that is the basis for setting near term operating and capital objectives in addition to providing the longer term economic assumptions used for investment evaluation purposes. Annual plan volumes are based on individual field production profiles updated annually. Prices for natural gas and other products used for investment evaluation purposes are based on corporate plan assumptions that are developed annually. Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity. Once investments are made, a reappraisal process is completed.

Business environment and outlook

Natural resources
      The Company produces crude oil and natural gas for sale into large North American markets. Economic and population growth are expected to remain the primary drivers of energy demand. The Company expects the global economy to grow at an average rate of about three percent per year through 2030. World energy demand should grow by about two percent per year, and oil and gas are expected to account for about 60 percent of world energy supply by 2030. Over the same period, the Canadian economy is expected to grow at an average rate of two percent per year, and Canadian demand for energy at a rate of about one percent per year. Oil and gas are expected to continue to supply two-thirds of Canadian energy demand.
It is expected that Canada will also be a growing supplier of energy to U.S. markets through this period.
      Oil products are the transportation fuel of choice for the world’s fleet of cars, trucks, trains, ships and airplanes. Primarily because of increased demand in developing countries, oil production is expected to increase by 50 percent or nearly 30 million barrels per day over the next three decades. Canada’s oil sands represent an important additional source of supply.
      Natural gas is expected to be the fastest growing primary energy source globally, capturing about one-third of all incremental energy growth and approaching one quarter of global energy supplies. Natural gas production from mature established regions in the United States and Canada is not expected to meet increasing demand, strengthening the market opportunities for new gas supply from Canada’s frontier areas.
      Crude oil and natural gas prices are determined by global and North America markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. In the past, crude oil and natural gas prices have been volatile and the Company expects that volatility to continue.
      The Company has a large and diverse portfolio of oil and gas resources, both developed and undeveloped, in Canada, which helps reduce the risks of dependence on potentially limited supply sources in the upstream. With the relative maturity of conventional production in the established producing areas of Western Canada, the Company’s production is expected to come increasingly from frontier and unconventional sources, particularly oil sands and natural gas from the Far North, where the Company has large undeveloped resource opportunities.

Petroleum products
      The downstream continues to experience ongoing volatility in industry margins. Refining margins are the difference between what a refinery pays for its raw materials (primarily crude oil) and the wholesale market prices for the range of products produced (primarily gasoline, diesel fuel, heating oil, jet fuel and fuel oil). Crude oil and many products are widely traded with published international prices. Prices for those commodities are determined by the marketplace, often an international marketplace, and are impacted by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, seasonality and weather. Canadian wholesale prices in particular are largely determined by wholesale prices in adjacent U.S. regions. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.
      The Company’s downstream strategies are to provide customers with quality service at the lowest total cost offer, have the lowest unit costs amongst the Company’s competitors, ensure efficient and effective use of capital and capitalize on integration with the Company’s other businesses. The Company owns and operates four refineries in Canada with distillation capacity of 502,000 barrels a day and lubricant manufacturing capacity of 9,000 barrels a day. The Company’s fuels marketing business includes retail operations across Canada serving customers through about 2,000 Esso-branded service stations, of which about 720 are Company owned or leased, and wholesale and industrial operations through a network of 30 distribution terminals.

Chemicals
      Although the current business environment is favourable, the North American petrochemical industry is cyclical. The Company’s strategy for its chemicals business is to reduce costs and maximize value by continuing to increase the integration of its chemicals plants at Sarnia and Dartmouth with the refineries. The Company also benefits from its integration within ExxonMobil’s North American chemicals businesses, enabling the Company to maintain a leadership position in its key market segments.

Results of operations
      Net income in 2004 was $2,052 million or $5.74 a share – the best year on record – compared with $1,705 million or $4.58 a share in 2003 (2002 – $1,214 million or $3.20 a share). Higher realizations for crude oil, stronger industry refining and petrochemical margins, and higher volumes of Syncrude production, natural gas and petroleum products contributed positively to net income, partly offset by lower marketing margins. Compared with 2003, these favourable operating results were partly offset by the combined negative effects of a higher Canadian dollar on resource and product prices of about $260 million, the absence of favourable foreign exchange effects on the Company’s U.S. dollar denominated debt of about $110 million, and lower benefits from tax matters of about $100 million.
      Total revenues were $22.5 billion, up about 17 percent from 2003.

Natural Resources
      Net income from natural resources was a record $1,487 million, up from $1,143 million in 2003 (2002 –$1,042 million). The positive earnings effects of improved realizations for crude oil and natural gas, combined with higher Syncrude, natural gas and natural gas liquids (NGLs) volumes were partly offset by lower Cold Lake bitumen production, lower benefits from tax matters and the negative effects of a higher Canadian dollar.
      Resource revenues were $6.6 billion, up from $5.6 billion in 2003 (2002 – $4.9 billion). The main reasons for the increase were higher prices for crude oil and increased natural gas and Syncrude volumes.

Financial statistics

	2004	2003	2002	2001	2000
			(millions)
Net income	$1,487	$1,143	$1,042	$941	$1,165
Revenues	6,625	5,648	4,894	5,321	5,900

      U.S. dollar world oil prices were considerably higher in 2004 than in the previous year. The annual average price of Brent crude oil, the most actively traded North Sea crude and a common benchmark of world oil markets, was $38 (U.S.) a barrel in 2004, a more than 30 percent increase over the average price of $29 in 2003 (2002 – $25).
      However, increases in the Company’s Canadian dollar realizations for conventional crude oil and Cold Lake bitumen were dampened by the effects of a higher Canadian dollar. Average realizations for conventional crude oil during the year were $48.96 (Cdn) a barrel, an increase of 22 percent from that of $40.10 in 2003 (2002 – $36.81).

      Average prices for Canadian heavy crude oil were higher in 2004, but by less than the relative increase in light crude oil prices, as increased supply of heavy crude oil widened the average spread between light and heavy crude. The price of Bow River, a benchmark Canadian heavy crude oil, increased by 15 percent in 2004, much less than the increase in prices for Canadian light crude oil. Cold Lake bitumen realizations in U.S. dollars averaged 19 percent higher in 2004 than in 2003. Average realizations for Cold Lake bitumen were only about 10 percent higher than the previous year, reflecting the effect of the higher Canadian dollar.
      Prices for Canadian natural gas in 2004 were essentially unchanged from the previous year. The average of 30 day spot prices for natural gas at the AECO hub in Alberta was about $6.80 a thousand cubic feet in 2004, compared with $6.70 in 2003 (2002 – $4.10).
      The Company’s average realizations on natural gas sales were $6.78 a thousand cubic feet, compared with $6.60 in 2003 (2002 – $4.02).

Average realizations and prices

	2004	2003	2002	2001	2000
Conventional crude oil realizations (a barrel)	$48.96	$40.10	$36.81	$35.56	$41.52
Natural gas liquids realizations (a barrel)	33.78	32.09	23.38	29.31	29.57
Natural gas realizations (a thousand cubic feet)	6.78	6.60	4.02	5.72	4.99
Par crude oil price at Edmonton (a barrel)	53.26	43.93	40.44	39.64	45.02
Heavy crude oil price at Hardisty (Bow River, a barrel)	37.98	33.00	31.85	25.11	34.49

      Gross production of crude oil and NGL increased to 262,000 barrels a day from 256,000 barrels in 2003 (2002 – 247,000).
      Gross bitumen production at the Company’s wholly owned facilities at Cold Lake decreased to 126,000 barrels a day from 129,000 barrels in 2003 (2002 – 112,000), due to the cyclic nature of production at Cold Lake.
      Production from the Syncrude operation, in which the Company has a 25 percent interest, increased during 2004 as a result of reduced turnaround activities. Gross production of upgraded crude oil increased to a record 238,000 barrels a day from 211,000 barrels in 2003 (2002 – 229,000). The Company’s share of average gross production increased to 60,000 barrels a day from 53,000 barrels in 2003 (2002 – 57,000).
      Gross production of conventional oil decreased to 43,000 barrels a day from 46,000 barrels in 2003 (2002 – 51,000) as a result of the natural decline in Western Canadian reservoirs.
      Gross production of NGLs available for sale averaged 33,000 barrels a day in 2004, up from 28,000 barrels in 2003 (2002 – 27,000).
      Gross production of natural gas increased to 569 million cubic feet a day from 513 million in 2003 (2002 – 530 million). Higher natural gas and NGL volumes were mainly a result of the full year production of natural gas from the Wizard Lake gas cap in Alberta, which began in the third quarter of 2003.

Crude oil and NGLs – production and sales (a)

	2004		2003		2002		2001		2000
	gross	net	gross	net	gross	net	gross	net	gross	net
	(thousands of barrels a day)
Conventional crude oil	43	33	46	35	51	39	55	42	60	46
Cold Lake	126	112	129	116	112	106	128	121	119	102
Syncrude	60	59	53	52	57	57	56	52	51	42

Total crude oil production	229	204	228	203	220	202	239	215	230	190
NGLs available for sale	33	26	28	22	27	21	28	22	30	23

Total crude oil and NGL production	262	230	256	225	247	223	267	237	260	213
Cold Lake sales, including diluent (b)	167		170		145		167		156
NGL sales	42		39		40		43		42

Natural gas – production and sales (a)

	2004		2003		2002		2001		2000
	gross	net	gross	net	gross	net	gross	net	gross	net
	(millions of cubic feet a day)
Production (c)	569	518	513	457	530	463	572	466	526	459
Sales	520		460		499		502		419

(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the Company’s share of production (excluding purchases) before deducting the shares of mineral owners or governments or both. Net production excludes those shares.
(b)	Includes natural gas condensate added to the Cold Lake bitumen to facilitate transportation to market by pipeline.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of amounts reinjected.

      Operating costs increased by seven percent in 2004. The main factor was higher depreciation and depletion expenses in line with higher production volumes.

Petroleum Products

      Net income from petroleum products was a record $500 million or 1.6 cents a litre in 2004, up from $407 million or 1.3 cents a litre in 2003 (2002 – $127 million or 0.4 cents a litre). Improved earnings were mainly due to stronger international refining margins, partly offset by lower fuels marketing margins and the negative impact of a higher Canadian dollar. Sales volumes of petroleum products were higher, due in part to higher industry demand.
      Revenues were $19.2 billion, up from $16.1 billion in 2003 (2002 – $14.4 billion).

Financial statistics

	2004	2003	2002	2001	2000
	(millions)
Net income	$500	$407	$127	$353	$313
Revenues	19,211	16,058	14,434	14,405	15,120

Sales of petroleum products

	2004	2003	2002	2001	2000
	(millions of litres a day (a))
Gasolines	33.2	33.0	32.9	32.3	32.0
Heating, diesel and jet fuels	27.3	26.2	25.0	26.5	27.5
Heavy fuel oils	5.9	5.4	4.9	5.4	5.1
Lube oils and other products	7.0	5.8	6.4	5.4	5.0

Net petroleum products sales	73.4	70.4	69.2	69.6	69.6
Sales under purchase and sale agreements	14.2	14.6	13.9	11.6	10.7

Total sales of petroleum products	87.6	85.0	83.1	81.2	80.3

Total domestic sales of petroleum products (percent)	93.0	93.3	91.5	93.4	94.0

Refinery utilization

	2004	2003	2002	2001	2000
	(millions of litres a day (a))
Total refinery throughput (b)	74.3	71.6	71.2	71.4	71.6
Refinery capacity at December 31	79.9	79.9	79.4	79.1	78.7
Utilization of total refinery capacity (percent)	93	90	90	90	91

(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.

      Margins were stronger in the refining segment of the industry in 2004 compared with those in 2003, as international wholesale product prices increased more than raw material costs. However, the effects of higher international margins were reduced partially by a higher Canadian dollar. Retail margins in the fuels marketing area were lower in 2004, reflecting the impact of highly competitive markets.
      Throughput at the refineries has increased with refinery capacity utilization averaging a record 93 percent during 2004, compared with 90 percent in 2003 (2002 – 90 percent).
      The Company’s total sales volumes, including those resulting from reciprocal supply agreements with other companies, were 87.6 million litres a day, compared with 85 million litres in 2003 (2002 – 83.1 million). Excluding sales resulting from reciprocal agreements, sales were 73.4 million litres a day, compared with 70.4 million litres in 2003 (2002 – 69.2 million).
      Operating costs increased by about two percent in 2004 from the previous year, mainly because of higher energy, environmental and depreciation costs.

Chemicals
      Net income from chemical operations was $100 million in 2004, compared with $37 million in 2003 (2002 – $52 million). Strong industry polyethylene and benzene margins were the main factors contributing to the improvement.

Financial statistics

	2004	2003	2002	2001	2000
	(millions)
Net income	$100	$37	$52	$23	$59
Revenues	1,509	1,232	1,164	1,175	1,173

Sales volumes

	2004	2003	2002	2001	2000
	(thousands of tonnes a day (a))
Polymers & basic chemicals	2.7	2.4	2.5	2.4	2.2
Intermediates and other	0.6	0.9	1.0	0.9	0.9

Total chemicals	3.3	3.3	3.5	3.3	3.1

(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.

      Total revenues from chemical operations were $1,509 million, compared with $1,232 million in 2003 (2002 – $1,164 million). Higher prices for polyethylene, intermediate chemicals and aromatics were the contributing factors.
      The average industry price of polyethylene was $1,584 a tonne in 2004, up 12 percent from $1,415 a tonne in 2003 (2002 – $1,229). Margins were higher as demand for polyethylene products grew.
      Sales of chemicals were 3,300 tonnes a day, unchanged from 2003 (2002 – 3,500 tonnes), while polyethylene and benzene sales were up three percent and 32 percent respectively over 2003.
      Operating costs in the chemicals segment for 2004 were about the same as 2003. Higher energy costs were offset by lower depreciation expense. A significant portion of the property, plant and equipment currently used in production and manufacturing, has been fully depreciated.

Corporate and other
      Net income from corporate and other accounts was negative $35 million in 2004, compared with positive $118 million in 2003 (2002 – negative $7 million). Lower net income in 2004 was mainly due to the absence of the favourable foreign exchange effects on the Company’s U.S. dollar denominated debt, which was replaced with Canadian dollar denominated debt in June and July of 2003. Net income for 2004 also included a nonrecurring after-tax write-down of $42 million on a north Toronto property, which was acquired in 1991 to be the Company’s future Toronto headquarters site. The remeasurement at fair value of this property reflected a change in its intended use and management’s commitment to sell following the announcement of the relocation of the Company’s headquarters to Calgary.

Liquidity and capital resources

Sources and uses of cash

	2004	2003
	(millions of dollars)
Cash provided by/(used in)
Operating activities	3,312	2,227
Investing activities	(1,306)	(1,426)
Financing activities	(1,175)	(1,119)

Increase/(decrease) in cash and cash equivalents	831	(318)

Cash and cash equivalents at end of year	1,279	448

      Although the Company issues long term debt from time to time, internally generated funds cover the majority of its financial requirements. The management of cash that may be temporarily available as surplus to the Company’s immediate needs is carefully controlled, both to ensure that it is secure and readily available to meet the Company’s cash requirements as they arise and to optimize returns on cash balances.
      Cash flows from operating activities are highly dependent on crude oil and natural gas prices and product margins. In addition, the Company will need to continually find and develop new resources, and continue to develop and apply new technologies and recovery processes to existing fields, in order to maintain or increase production and resulting cash flows in future periods. Projects are in place, or underway, to increase production capacity. However, these volume increases are subject to a variety of risks including project execution, operational outages, reservoir performance and regulatory changes.
      The Company’s financial strength enables it to make large, long term capital expenditures. The Company’s large and diverse portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks of the Company and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the Company’s liquidity or ability to generate sufficient cash flows for operations and its fixed commitments.

Cash flow from operating activities
      Cash provided by operating activities was $3,312 million, up from $2,227 million in 2003 (2002 – $1,688 million). The increased cash inflow was mainly due to higher net income, timing of scheduled income tax payments and the additional funding contributions to the employee pension plan in 2003.

Capital and exploration expenditures
     Total capital and exploration expenditures were $1,445 million in 2004, down slightly from $1,559 million in 2003 (2002 – $1,612 million).
     The funds were used mainly to invest in growth opportunities in the oil sands and the Mackenzie gas project, to upgrade refineries to meet low sulphur diesel requirements and to enhance the Company’s retail network. About $150 million was spent on projects related to reducing the environmental impact of its operations and improving safety including about $90 million on the $500 million capital project to produce low sulphur diesel.
     The following table shows the Company’s capital and exploration expenditures for natural resources during the five years ending December 31, 2004:

	2004	2003	2002	2001	2000

		(millions)
Exploration	$60	$57	$39	$49	$56
Production	234	181	143	109	110
Heavy oil	819	769	804	588	268

Total	$1,113	$1,007	$986	$746	$434

     For the natural resources segment, about 90 percent of the capital and exploration expenditures in 2004 was focused on growth opportunities. The single largest investment during the year was the Company’s share of the Syncrude expansion. Construction on the upgrader expansion made good progress since the first quarter of 2004 when cost estimates were substantially increased and the construction schedule was extended. At year end, the project was tracking to the revised cost and construction schedule. The remainder of 2004 investment was directed to advancing the Mackenzie gas project and drilling at Cold Lake and in conventional fields in Eastern and Western Canada.
     For the Mackenzie gas project, in October 2004, the main regulatory applications and environmental impact statement were filed with the National Energy Board and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. The regulatory review process is expected to take up to 24 months. A decision to proceed with the project will be made by the co-venturers of the project after approvals are received and any conditions attached to the approvals are assessed.
     Planned capital and exploration expenditures in natural resources are expected to be about $1 billion in 2005, with nearly 90 percent of the total focused on growth opportunities. Much of the expenditure will be directed to the expansion now underway at Syncrude. Investments are also planned for the ongoing development drilling at Cold Lake, the Mackenzie gas project and further development drilling in Western Canada. Planned expenditures for exploration and development drilling, as well as capacity additions in conventional oil and gas operations, are expected to be about $355 million.
     The following table shows the Company’s capital expenditures in the petroleum products segment during the five years ending December 31, 2004:

	2004	2003	2002	2001	2000

			(millions)
Marketing	$85	$91	$133	$171	$121
Refining and supply	178	369	399	118	100
Other (a)	20	18	57	50	11

Total	$283	$478	$589	$339	$232

(a)	Consists primarily of purchases of real estate.

     For the petroleum products segment, capital expenditures decreased to $283 million in 2004, compared with $478 million in 2003 (2002 – $589 million), primarily because of the completion of the project to significantly reduce sulphur content in gasoline, which began in 2001. New investments in 2004 included about $90 million spent on the initial phases of a three year project to reduce sulphur content in diesel. In addition, $24 million was spent on other refinery projects to improve energy efficiency and increase yield. Major investments were also made to upgrade the network of Esso service stations during the year.
     Capital expenditures for the petroleum products segment in 2005 are expected to be about $550 million. Major items include additional investment in refining facilities to reduce the sulphur content in diesel to meet regulatory requirements and continued enhancements to the Company’s retail network.
     The following table shows the Company’s capital expenditures for the chemicals operations during the five years ending December 31, 2004.

	2004	2003	2002	2001	2000

	(millions)
Chemicals	$15	$41	$25	$30	$13

     Of the capital expenditures for chemicals in 2004, the major investment focused on improving energy efficiency, yields and process control technology.

     Planned capital expenditures for chemicals in 2005 will be about $20 million.
     Total capital and exploration expenditures for the Company in 2005, which will focus mainly on growth and productivity improvements, are expected to total about $1.6 billion and will be financed from internally generated funds.

Cash flow from financing activities
     In June, the Company renewed the normal course issuer bid (share repurchase program) for another 12 months. During 2004, the Company purchased about 14 million shares for $872 million (2003 – 16 million shares for $799 million). Since the Company initiated its first share repurchase program in 1995, the Company has purchased 233 million shares – representing about 40 percent of the total outstanding at the start of the program – with resulting distributions to shareholders of $6.8 billion.
     The Company declared dividends totalling 88 cents a share in 2004, up from 87 cents in 2003 (2002 – 84 cents). Regular per share dividends paid have increased in each of the past 10 years and, since 1986, payments per share have grown by more than 65 percent.
     Total debt outstanding at the end of 2004, excluding the Company’s share of equity Company debt, was $1,443 million, compared with $1,432 million at the end of 2003 (2002 – $1,538 million). Debt represented 19 percent of the Company’s capital structure at the end of 2004, compared with 21 percent at the end of 2003 (2002 – 24 percent).
     Debt related interest incurred in 2004, before capitalization of interest, was $37 million, down from $38 million in 2003 (2002 – $40 million). The average effective interest rate on the Company’s debt was 2.8 percent in 2004, compared with 2.9 percent in 2003 (2002 – 2.1 percent).
     On May 6, 2004, the Company filed a final short form shelf prospectus in Canada in connection with the issuance of medium term notes over the 25 month period that the shelf prospectus remains valid. The unsecured notes will be issued from time to time at the discretion of the Company in an aggregate amount not to exceed $1 billion. The Company has not issued any notes under this shelf prospectus.

Financial percentages and ratios

	2004	2003	2002	2001	2000

Total debt as a percentage of capital (a)	19	21	24	26	25
Interest coverage ratios
Earnings basis (b)	83	64	46	26	23
Cash flow basis (c)	108	80	63	36	29

(a)	Current and long term portions of debt (page F-5) divided by debt and shareholders’ equity (page F-5).
(b)	Net income (page F-3), debt related interest expense before capitalization (page F-20, note 15) and income taxes (page F-3) divided by debt related interest expense before capitalization.
(c)	Cash flow from net income adjusted for the cumulative effect of accounting change and other non-cash items (page F-4), current income tax expense (page F-12, note 4) and debt related interest expense before capitalization divided by debt related interest expense before capitalization.

Contractual obligations
     To more fully explain the Company’s financial position, the following table shows the Company’s contractual obligations outstanding at December 31, 2004. It brings together, for easier reference, data from the consolidated balance sheet and from individual notes to the consolidated financial statements.

	Financial	Payment due by period
	statement note		2006 to	2010 and	Total
millions of dollars	reference	2005	2009	beyond	amount

Long term debt and capital leases	note 3	$995	$334	$33	$1,362
Company’s share of equity Company debt		56	—	—	56
Operating leases	note 12	62	181	91	334
Unconditional purchase obligations (a)	note 12	102	168	55	325
Firm capital commitments (b)	note 12	119	52	—	171
Pension obligations (c)	note 7	371	91	297	759
Asset retirement obligations (d)	note 8	36	116	176	328
Other long term agreements (e)	note 12	241	378	198	817

(a)	Unconditional purchase obligations mainly pertain to pipeline throughput agreements.
(b)	Firm capital commitments related to capital projects, shown on an undiscounted basis, totalled approximately $171 million at the end of 2004, compared with $189 million at year end 2003. The largest commitment outstanding at year end 2004 was associated with the Company’s share of upstream capital projects of $112 million at Syncrude and offshore Canada’s East Coast.

(Table continued on following page)

(c)	The amount by which accumulated benefit obligations (ABO) exceeded the fair value of fund assets at year end (page F-13, note 7). For funded pension plans, this difference was $446 million at December 31, 2004. For unfunded plans, this was the ABO amount of $313 million. The payments by period include expected contributions to funded pension plans in 2005 and estimated benefit payments for unfunded plans in all years.
(d)	Asset retirement obligations represent the discounted present value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(e)	Other long term agreements include primarily raw material supply and transportation services agreements.

     The Company was contingently liable at December 31, 2004, for a maximum of $175 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the death or resignation of the associate. The Company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payment under the guarantees.
     Various lawsuits are pending against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate outcome of any currently pending lawsuits against the Company will have a material adverse effect upon the Company’s operations or financial condition. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Recently issued Statement of Financial Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), Share Based Payments. SFAS 123R requires compensation costs related to share based payment arrangements to employees to be recognized in the income statement over the period that an employee provides service in exchange for the award. The amount of the compensation cost will be measured based on the grant date fair value of the instruments issued. In addition, liability awards will be remeasured each reporting period through settlement. SFAS 123R is effective as of July 1, 2005 for all awards granted or modified after that date and for those awards granted prior to that date for which the requisite employee service has not yet been rendered. SFAS 123R will have no impact on the Company because in 2003 the Company adopted a policy of expensing all share based payments that is consistent with the provisions of SFAS 123R and the requisite employee service for all prior year outstanding stock options has been rendered.

Emerging accounting and reporting issues

     Accounting for purchases and sales of inventory with the same counterparty
     At its November 2004 meeting, the Emerging Issues Task Force (EITF) of FASB began discussion of Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. This Issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The EITF did not reach a consensus on this issue, but requested the FASB staff to further explore the alternative views.
     The Company records certain purchases and sales entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts. Should the EITF reach a consensus on this issue, requiring these transactions to be recorded as exchanges measured at book value, the reported amounts in “operating revenues” and “purchases of crude oil and products” on the consolidated statement of income would be lower by equal amounts with no impact on net income. The Company has not yet determined the amount by which “operating revenues” and “purchases of crude oil and products” would be lower under this interpretation. A special effort is needed to identify purchase/sale transactions from other monetary purchases and monetary sales. A best effort estimate based on this undertaking is expected to be available in the second quarter of 2005. The Company will disclose this information, if material, once it is available.

Critical accounting policies
     The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and include estimates that reflect management’s best judgments. The Company’s accounting and financial reporting fairly reflect its straightforward business model. The Company does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The following summary provides further information about the critical accounting policies and the estimates that are made by the Company to apply those policies. It should be read in conjunction with pages F-7 to F-9.

Hydrocarbon reserves
     Proved oil, gas and synthetic crude oil reserve quantities are used as the basis of calculating unit of production rates for depreciation and evaluating for impairment. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs and deposits under existing economic and operating conditions. Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits.
     The estimation of proved reserves is controlled by the Company through long standing approval guidelines. Reserve changes are made with a well established, disciplined process driven by senior level geoscience and engineering professionals (assisted by a central reserves group with significant independent technical experience) culminating in reviews with and approval by senior management and the Company’s board of directors. Key features of the estimation include rigorous peer reviewed technical evaluations and analysis of well and field performance information, and a requirement that management make a commitment toward the development of the reserves prior to booking. Notably, technical and other professionals involved in the process are not compensated based on the levels of proved reserves bookings.
     Although the Company is reasonably certain that proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance and significant changes in long term oil and gas price levels.
     In compliance with the United States Securities and Exchange Commission regulatory guidance, the Company has reported 2004 reserves on the basis of the day of December 31, 2004, prices and costs (“year end prices”). Resultant changes in Cold Lake bitumen and the associated natural gas reserves from the year end 2003 estimates, which were based on long term projections of oil and gas prices consistent with those used in the Company’s investment decision-making process, are shown in the line titled “Year end price/cost revisions” on page 29. The requirement to use year end prices for reserves estimation introduces single day price focus and volatility in the valuation of reserves to be produced over the next 20 to 30 years. The Company believes that this approach is inconsistent with the long term nature of the natural resources business. The use of prices from a single date is not relevant to the investment decisions made by the Company and annual variations in reserves based on such year end prices are not of consequence in how the business is managed.
     The impact of year end prices on reserve estimation is most clearly shown at Cold Lake where proved bitumen and associated natural gas reserves were reduced by about 485 million oil equivalent barrels as a result of using December 31, 2004 prices, which were unusually low. Prices of Cold Lake bitumen were strong for most of 2004, however, they began to deteriorate in the middle of the fourth quarter and ended on December 31, 2004, 70 percent below the year’s average. Prices quickly rebounded from December 31, and through January 2005 returned to levels that have restored the reserves to the proved category.
     Performance related revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of (1) already available geologic, reservoir or production data, or (2) new geologic or reservoir data. Performance related revisions can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity.
     The Company uses the successful efforts method to account for its exploration and production activities. Under this method, costs are accumulated on a field by field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. The Company continues to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is underway or firmly planned for the near future. Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved. Exploratory well costs not meeting these criteria are charged to expense. Capitalized exploratory drilling costs pending the determination of proved reserves or the amount of suspended exploratory well costs were negligible, $2 million and $13 million at December 31, 2004, 2003 and 2002 respectively. Costs of productive wells and development dry holes are capitalized and amortized on the unit of production method for each field. The Company uses this accounting policy instead of the full cost method because it provides a more timely accounting of the success or failure of the Company’s exploration and production activities.

Impact of reserves on depreciation
     The calculation of unit of production depreciation is a critical accounting estimate that measures the depreciation of natural resources assets. It is the ratio of (1) actual volumes produced to (2) total proved developed reserves (those reserves recoverable through existing wells with existing equipment and operating methods) applied to (3) the asset cost. The volumes produced and asset cost are known and while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. This variability has generally resulted in net upward revisions of proved reserves in existing fields, as more information becomes available through research and production. Revisions have averaged 16 million oil equivalent barrels per year over the last five years and have resulted from effective reservoir management and the application of new technology. While the upward revisions the Company has made over the last five years are an indicator of variability, they have had little impact on the unit of production rates of depreciation because they have been small compared to the large proved reserves base.

Impact of reserves and prices on testing for impairment
     Proved oil and gas properties held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.
     The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, impairment analyses are based on proved reserves. Where probable reserves exist, an appropriately risk adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.
     The impairment evaluation triggers include a significant decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected, and historical and current negative operating losses.
     In general, the Company does not view temporarily low oil prices as a triggering event for conducting the impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop precipitously, the relative growth/decline in supply versus demand will determine industry prices over the long term and these cannot be accurately predicted. Accordingly, any impairment tests that the Company performs make use of the Company’s long term price assumptions for the crude oil and natural gas markets, petroleum products and chemicals. These are the same price assumptions that are used in the Company’s annual planning and budgeting processes and are also used for capital investment decisions.
     The standardized measure of discounted future cash flows on page 30 is based on the year end 2004 price applied for all future years, as required under Statement of Financial Accounting Standards No. 69 (SFAS 69). Future prices used for any impairment tests will vary from the one used in the SFAS 69 disclosure, and could be lower or higher for any given year.

Retirement benefits
     The Company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long term changes in market rates and outlook. The long term expected rate of return on plan assets of 8.25 percent used in 2004 compares to actual returns of 10.7 percent and 10.1 percent achieved over the last 10 and 20 year periods ending December 31, 2004. If different assumptions are used, the expense and obligations could increase or decrease as a result. The Company’s potential exposure to changes in assumptions is summarized in note 7 to the consolidated financial statements on page F-13. At the Company, differences between actual returns on plan assets versus long term expected returns are not recorded in the year the differences occur, but rather are amortized in pension expense as permitted by GAAP, along with other actuarial gains and losses over the expected remaining service life of employees. The Company uses the fair value of the plan assets at year end to determine the amount of the actual gain or loss that will be amortized and does not use a moving average value of plan assets. Pension expense represented about one percent of total expenses in 2004.

Asset retirement obligations and other environmental liabilities
     Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in operating expense. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long term changes in market rates and outlook. For 2004, the obligations were discounted at six percent and the accretion expense was $22 million, which was significantly less than one percent of total expenses in the year. There would be no material impact on the Company’s reported financial results if a different discount rate had been used.
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
     Although the Government of Canada in ratifying the Kyoto Protocol agreed to restrictions of greenhouse gas emissions by the period 2008-2012, it has not determined what measures it will impose on companies. Consequently, attempts to assess any impact on the Company can only be speculative. The Company will continue to monitor the development of legal requirements in this area.
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
     The following table shows the estimated annual effect, under current conditions, of certain sensitivities of the Company’s after tax net income.

	millions of dollars after tax

Four dollars (U.S.) a barrel change in crude oil prices	+(-)	200
Sixty cents a thousand cubic feet change in natural gas prices	+(-)	20
One cent a litre change in sales margins for total petroleum products	+(-)	170
One cents (U.S.) a pound change in sales margins for polyethylene	+(-)	7
One quarter percent decrease (increase) in short term interest rates	+(-)	2
Eight cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+(-)	260

     The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2004. Each sensitivity calculation shows the impact on net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.
     The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from year end 2003 by about $10 million (after tax) a year for each one cent change. This is primarily due to the unusually low year end prices for Cold Lake bitumen, which is sold in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.
     Reference is made to the Index to Financial Statements on page F-1 of this report.

Syncrude Mining Operations
     Syncrude’s crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 15 to 45 metres (50 to 150 feet) of overburden, have bitumen grades ranging from 4 to 14 weight percent and ore thickness of 35 to 50 metres (115 to 160 feet). Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. Proven reserves include the operating Base and North mines and the Aurora mine. In accordance with the approved mining plan, there are an estimated 1,865 million tonnes (2,055 million tons) of extractable tar sands, in the Base and North mines, with an average bitumen grade of 10.6 weight percent. In addition, at the Aurora mine, there are an estimated 4,060 million tonnes (4,470 million tons) of extractable tar sands at an average bitumen grade of 11.1 weight percent. After deducting royalties payable to the Province of Alberta, the Company estimates its 25 percent net share of proven reserves is equivalent to 120 million cubic metres (757 million barrels) of synthetic crude oil.

     The following table sets forth the Company’s share of net proven reserves of Syncrude after deducting royalties payable to the Province of Alberta:

	Synthetic Crude Oil
	Base Mine and
	North Mine	Aurora Mine	Total

	(millions of cubic metres)
Beginning of year 2002	58	73	131
Revision of previous estimate	—	—	—
Production	(3)	(1)	(4)

End of year 2002	55	72	127

Revision of previous estimate	—	—	—
Production	(2)	(1)	(3)

End of year 2003	53	71	124

Revision of previous estimate	(16)	16	0
Production	(2)	(2)	(4)

End of year 2004	35	85	120

	Synthetic Crude Oil
	Base Mine and
	North Mine	Aurora Mine	Total

		(millions of barrels)
Beginning of year 2002	358	463	821
Revision of previous estimate	—	—	—
Production	(14)	(7)	(21)

End of year 2002	344	456	800

Revision of previous estimate	—	—	—
Production	(13)	(6)	(19)

End of year 2003	331	450	781

Revision of previous estimate	(103)	100	(3)
Production	(11)	(10)	(21)

End of year 2004	217	540	757

Oil and Gas Producing Activities
     The following information is provided in accordance with the United States’ Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”.

Results of operations

	2004	2003	2002

	(millions of dollars)
Sales to customers	$2,160	$2,067	$1,485
Intersegment sales	976	665	797

Total sales (1) (2)	$3,136	$2,732	$2,282
Production expenses (2)	915	926	736
Exploration expenses	44	55	30
Depreciation and depletion	565	463	426
Income taxes	532	364	350

Results of operations	$1,080	$924	$740

Capital and exploration expenditures

	2004	2003	2002

	(millions of dollars)
Property costs (3)
Proved	$—	$—	$13
Unproved	1	2	5
Exploration costs	43	55	34
Development costs	408	339	469

Total capital and exploration expenditures	$452	$396	$521

(Table continued on following page)

Property, plant and equipment

	2004	2003

	(millions of dollars)
Property costs (3)
Proved	$3,328	$3,332
Unproved	141	163
Producing assets	6,099	5,775
Support facilities	122	125
Incomplete construction	235	200

Total cost	$9,925	$9,595
Accumulated depreciation and depletion	6,514	6,012

Net property, plant and equipment	$3,411	$3,583

(1)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s length transaction. Total sales exclude the sale of natural gas and natural gas liquids purchased for resale.
(2)	Beginning in 2004, fuel consumed in operations, previously netted against total sales, has been reclassified as production expenses. Prior period amounts have been reclassified for comparative purposes. This reclassification has no impact on the results of operations.
(3)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities, and producing well costs are included under “Producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Net proved developed and undeveloped reserves (1)

	Crude oil and natural gas liquids
	Conventional	Cold Lake	Total	Natural Gas

	(millions of cubic metres)			(billions of
				cubic metres)
Beginning of year 2002	26	128	154	40
Revisions of previous estimates and improved recovery	—	5	5	—
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(6)	(9)	(5)

End of year 2002	23	127	150	35
Revisions of previous estimates and improved recovery	—	1	1	(1)
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(7)	(10)	(5)

End of year 2003	20	121	141	29
Performance related revisions and improved recovery	1	(3)	(2)	1
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(6)	(9)	(5)

Total before year end price/cost revisions	18	112	130	25
Year end price/cost revisions	0	(75)	(75)	(3)

End of year 2004	18	37	55	22

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both.All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 101.325 kilopascals absolute at 15 degrees Celsius.

	Crude oil and natural gas liquids
	Conventional	Cold Lake	Total	Natural Gas

	(millions of barrels)			(billions of
				cubic feet)
Beginning of year 2002	165	807	972	1,414
Revisions of previous estimates and improved recovery	3	33	36	(26)
(Sale)/purchase of reserves in place	—	—	—	2
Discoveries and extensions	—	—	—	3
Production	(22)	(39)	(61)	(169)

End of year 2002	146	801	947	1,224
Revisions of previous estimates and improved recovery	1	5	6	(40)
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	6
Production	(21)	(43)	(64)	(167)

End of year 2003	126	763	889	1,023
Performance related revisions and improved recovery	6	(20)	(14)	57
(Sale)/purchase of reserves in place	—	—	—	(13)
Discoveries and extensions	—	—	—	3
Production	(22)	(41)	(63)	(190)

Total before year end price/cost revisions	110	702	812	880
Year end price/cost revisions	5	(470)	(465)	(89)

End of year 2004	115	232	347	791

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.

     The above information describes changes during the years and balances of proved oil and gas reserves at year end 2002, 2003 and 2004.
     The definitions used for oil and gas reserves are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X, paragraphs (2), (3) and (4).
     Crude oil and natural gas reserve estimates are based on geological and engineering data, which have demonstrated with reasonable certainty that these reserves are recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Reserves of crude oil at Cold Lake are those estimated to be recoverable from the Leming plant and commercial stages 1 through 13.
     In compliance with SEC regulatory guidance, the Company has reported 2004 reserves on the basis of the day of December 31, 2004 prices and costs (“year end prices”). Resultant changes in Cold Lake bitumen and the associated natural gas reserves from the year end 2003 reserve estimates, which were based on long term projections of oil and gas prices consistent with those used in the Company’s investment decision-making process, are shown in the line titled “Year end price/cost revisions.” The requirement to use year end prices for reserves estimation introduces single day price focus and volatility in the valuation of reserves to be produced over the next 20 to 30 years. The Company believes that this approach is inconsistent with the long term nature of the natural resources business. The use of prices from a single date is not relevant to the investment decisions made by the Company and annual variations in reserves based on such year end prices are not of consequence in how the business is managed.
     The impact of year end prices on reserve estimation is most clearly shown at Cold Lake where proved bitumen and associated natural gas reserves were reduced by about 485 million oil equivalent barrels as a result of using December 31, 2004 prices, which were unusually low. Prices quickly rebounded from December 31, and through January 2005 returned to levels that have restored the reserves to the proved category.
     Performance related revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of (1) already available geologic, reservoir or production data, or (2) new geologic or reservoir data. Performance related revisions can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity. During the past five years, performance related revisions averaged an upward adjustment of 16 million oil equivalent barrels per year.
     Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For conventional crude oil (excluding enhanced oil recovery projects) and natural gas, net proved reserves are based on estimated future royalty rates representative of those existing as of the date the estimate is made. Actual future royalty rates may vary with production and price. For enhanced oil recovery projects and Cold Lake, net proved reserves are based on the Company’s best estimate of average royalty rates over the life of each project. Actual future royalty rates may vary with production, price and costs.

     Reserves data do not include certain resources of crude oil and natural gas such as those discovered in the Beaufort Sea-Mackenzie Delta and the Arctic islands, or the resources contained in oil sands other than those attributable to the Cold Lake Leming plant and stages 1 through 13 of Cold Lake production operations.
     Oil equivalent barrels (OEB) may be misleading, particularly if used in isolation. An OEB conversion ratio of 6,000 cubic feet to one barrel is based on an energy-equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the well head. No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Net Proved Developed and Undeveloped Reserves of Crude Oil and Natural Gas (1)

	2004	2003	2002	2001	2000

	(millions)
Crude Oil:
Conventional:
Cubic metres	18	20	23	26	31
Barrels	115	126	146	165	196
Oil Sands (Cold Lake crude bitumen):
Cubic metres	37	121	127	128	135
Barrels	232	763	801	807	851
Total:
Cubic metres	55	141	150	154	166
Barrels	347	889	947	972	1,047
Natural Gas:			(billions)
Cubic metres	22	29	35	40	45
Cubic feet	791	1,023	1,224	1,414	1,572

Net Proved Developed Reserves of Crude Oil and Natural Gas (1)

	2004	2003	2002	2001	2000

	(millions)
Crude Oil:
Conventional:
Cubic metres	18	19	22	25	28
Barrels	111	121	139	157	175
Oil Sands (Cold Lake crude bitumen):
Cubic metres	37	63	49	34	40
Barrels	232	398	308	216	250
Total:
Cubic metres	55	82	71	59	68
Barrels	343	519	447	373	425
Natural Gas:			(billions)
Cubic metres	20	24	27	30	35
Cubic feet	704	859	959	1,060	1,233

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both.

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves
     As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment and rehabilitation obligations. The Company believes the standardized measure does not provide a reliable estimate of the Company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions including year end prices, which represent a single point in time and therefore may cause significant variability in cash flows from year to year as prices change. The table below excludes the Company’s interest in Syncrude.

	2004	2003	2002

		(millions)
Future cash flows	$11,625	$27,611	$35,811
Future production costs	(3,123)	(10,871)	(8,940)
Future development costs	(1,492)	(3,084)	(3,117)
Future income taxes	(2,260)	(5,543)	(9,107)

Future net cash flows	4,750	8,113	14,647
Annual discount of 10 percent for estimated timing of cash flows	(1,433)	(3,375)	(6,446)

Discounted future net cash flows	$3,317	$4,738	$8,201

Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserves

	2004	2003	2002

	(millions)
Balance at beginning of year	$4,738	$8,201	$2,789
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(2,240)	(2,075)	(1,645)
Net changes in prices, development costs and production costs	(3,692)	(4,395)	9,276
Extensions, discoveries, additions and improved recovery, less related costs	(43)	22	34
Purchase/(sales) of minerals in place	–	–	4
Development costs incurred during the year	345	281	432
Revisions of previous quantity estimates	1,838	(368)	111
Accretion of discount	663	1,108	423
Net change in income taxes	1,708	1,964	(3,223)

Net change	(1,421)	(3,463)	5,412

Balance at end of year	$3,317	$4,738	$8,201

     Within the past 12 months, the Company has not filed oil and gas reserve estimates with any authority or agency of the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     As indicated in the certifications in Exhibit 31.1 and 31.2 of this report, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are appropriate and effective for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared.

     Reference is made to page F-2 of this report for management’s report on internal control over financial reporting.
     Reference is made to page F-2 of this report for the report of the independent registered public accounting firm on management’s assessment on internal control over financial reporting.
     There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Company currently has nine directors. Each director is elected to hold office until the close of the next annual meeting.
All of the nominees, except J.M. (Jack) Mintz, are now directors and have been since the dates indicated. The following table provides information on the nominees for election as directors.

	Last major
	position or office with the
Name and current principal	Company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings(1)(2)

B.J. (Brian) Fischer	Senior vice-president,	September 1, 1992	Common shares of	33,963
Senior vice-president,	Chemicals division,		Imperial Oil Limited
products and chemicals	Imperial Oil Limited
division,			Deferred share units of	20,047
Imperial Oil Limited			Imperial Oil Limited

			Restricted stock units of	82,600
			Imperial Oil Limited

			Shares of	0
			Exxon Mobil Corporation

T.J. (Tim) Hearn	President,	January 1, 2002	Common shares of	25,291
Chairman, president and	Imperial Oil Limited		Imperial Oil Limited
chief executive officer,
Imperial Oil Limited			Deferred share units of	100
			Imperial Oil Limited

			Restricted stock units of	174,400
			Imperial Oil Limited

			Shares of	9,453
			Exxon Mobil Corporation

J.M. (Jack) Mintz	–	–	Common shares of	100
President and chief			Imperial Oil Limited
executive officer,
C.D. Howe Institute			Deferred share units of	0
(public policy institute) and			Imperial Oil Limited
professor, Joseph L. Rotman
School of Management,			Restricted stock units of	0
University of Toronto			Imperial Oil Limited

			Shares of	0
			Exxon Mobil Corporation

R. (Roger) Phillips	–	April 23, 2002	Common shares of	3,000
Retired president and			Imperial Oil Limited
chief executive officer,
IPSCO Inc.			Deferred share units of	3,334
(steel manufacturing)			Imperial Oil Limited

			Restricted stock units of	2,750
			Imperial Oil Limited

			Shares of	2,000
			Exxon Mobil Corporation

J.F. (Jim) Shepard	–	October 21, 1997	Common shares of	3,000
Retired chairman and			Imperial Oil Limited
chief executive officer,
Finning International Inc.			Deferred share units of	5,932
(sale, lease, repair and			Imperial Oil Limited
financing of heavy
equipment)			Restricted stock units of	2,750
			Imperial Oil Limited

			Shares of	0
			Exxon Mobil Corporation

	Last major
	position or office with the
Name and current principal	Company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings(1)(2)

P.A. (Paul) Smith	Corporate finance	February 1, 2002	Common shares of	4,302
Controller and	manager, Exxon		Imperial Oil Limited
senior vice-president,	Mobil Corporation
finance and			Deferred share units of	0
administration,			Imperial Oil Limited
Imperial Oil Limited
			Restricted stock units of	48,500
			Imperial Oil Limited

			Shares of	1,190
			Exxon Mobil Corporation

S.D. (Sheelagh) Whittaker	–	April 19, 1996	Common shares of	3,000
Vice-president, Electronic			Imperial Oil Limited
Data Systems
Corporation (EDS)			Deferred share units of	8,400
of Plano, Texas and			Imperial Oil Limited
managing director,
public sector business,			Restricted stock units of	2,750
Electronic Data Systems			Imperial Oil Limited
Limited
(business and information			Shares of	0
technology services)			Exxon Mobil Corporation

J.M. (Michael) Yeager	Vice-president, Africa,	August 1, 2004	Common shares of	5,006
Senior vice-president,	ExxonMobil Production		Imperial Oil Limited
resources division,	Company
Imperial Oil Limited			Deferred share units of	–
			Imperial Oil Limited

			Restricted stock units of	–
			Imperial Oil Limited

			Shares of	105,809
			Exxon Mobil Corporation

V.L. (Victor) Young	–	April 23, 2002	Common shares of	3,000
Corporate director of			Imperial Oil Limited
several corporations

			Deferred share units of	1,080
			Imperial Oil Limited

			Restricted stock units of	2,750
			Imperial Oil Limited

			Shares of Exxon Mobil	0
			Corporation

(1)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the Company, has been provided by the nominees individually.
(2)	The Company’s plans for deferred share units and restricted stock units for selected employees and nonemployee directors are described on pages 38 and 39.

     Pierre Des Marais II is currently a director and has been a director of the Company since April 22, 1977. He holds 1,560 common shares of the Company, 5,031 deferred share units and 2,750 restricted stock units.

     The ages of the directors, nominees for election as directors, and the five senior executives of the Company are: Pierre Des Marais II 70, Brian J. Fischer 58, Timothy J. Hearn 61, Jack M. Mintz 54, Roger Phillips 65, James F. Shepard 66, Paul A. Smith 52, Sheelagh D. Whittaker 57, J. Michael Yeager 51, Victor L. Young 59, and John F. Kyle 62.

     Jack Mintz is a director of Brascan Corporation and CHC Helicopter Corporation, Roger Phillips is a director of Canadian Pacific Railway Limited, Cleveland – Cliffs Inc., and The Toronto Dominion Bank, and Victor L. Young is a director of Royal Bank of Canada and BCE Inc., which companies are subject to reporting requirements under the U.S. Securities Exchange Act of 1934.

     All of the directors and nominees for election as directors, except for Roger Phillips, Victor L. Young and James F. Shepard, have been engaged for more than five years in their present principal occupations or in other executive capacities with the same firm or affiliated firms. During the five preceding years, Roger Phillips was president and chief executive officer of IPSCO Inc. (steel manufacturing) until he retired on January 1, 2002. During the five preceding years, Victor L. Young was chairman and chief executive officer of Fishery Products International Limited (seafood products), until May 1, 2001 and is currently a director of Royal Bank of Canada, BCE Inc., McCain Foods Limited, Aliant Inc., and Telesat Canada. James F. Shepard’s principal occupation was chairman and chief executive officer of Finning International Inc. (sale, lease, repair and financing of heavy equipment) when, in 2000, he retired.

     The following table provides information on the senior executives of the Company.

Name and Office	Office held since
Timothy J. Hearn	April 23, 2002
chairman of the board, president and
chief executive officer

Brian J. Fischer	February 1, 1994
senior vice-president,
products and chemicals division

Paul A. Smith	February 1, 2002
controller and senior vice-president,
finance and administration

J. Michael Yeager	August 1, 2004
senior vice-president,
resources division

John F. Kyle	June 1, 1991
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

Audit committee financial expert

     The Company’s board of directors has determined that R. Phillips, S.D. Whittaker and V.L. Young meet the definition of “audit committee financial expert” and that they and P. Des Marais II and J.F. Shepard are independent, as that term is defined by both the Securities and Exchange Commission rules and the listing standards of the American Stock Exchange and the New York Stock Exchange. The Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification.

Code of ethics

     The Company has a code of ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics consists of the Company’s ethics policy, conflicts of interest policy, corporate assets policy, directorships policy and procedures and open door communication. Those documents are available at the Company’s website www.imperialoil.ca.

Item 11. Executive Compensation.

Directors’ compensation

     Directors’ fees are paid only to nonemployee directors. For 2004, nonemployee directors were paid an annual retainer of $35,000 and 1,000 restricted stock units for their services as directors, plus an annual retainer of $4,500 for each committee on which they served, an additional $5,000 for serving as chair of a committee and $2,000 for each board and board committee meeting attended. The restricted stock units issued to nonemployee directors have the same features as the restricted stock units for selected key employees described on pages 38 and 39.
     Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units for nonemployee directors. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the Company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the Company’s common shares. This plan is described on page 38.
     While serving as directors in 2004, the aggregate cash remuneration paid to nonemployee directors, as a group, was $324,875, and they received an additional 4,167 deferred share units for nonemployee directors, as a group, based on an aggregate of $265,625 of cash remuneration elected to be received as deferred share units. The nonemployee directors, as a group, received an additional 289 deferred share units granted as the equivalent to the cash dividend paid on Company shares during 2004 for previously granted deferred share units. In addition, the nonemployee directors received 5,000 restricted stock units.

Senior executive compensation
Summary compensation table

     The following table shows the compensation for the chief executive officer and the four other senior executives of the Company who were serving as senior executives at the end of 2004 and the compensation for K.C. Williams who was a senior executive of the Company until July 31, 2004. This information includes the dollar value of base salaries, cash bonus awards, and units of other long term incentive compensation and certain other compensation.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Securities	Shares or Units
					Under	Subject to Resale
Name and				Other Annual	Options/SARs	Restricted	LTIP	All Other
Principal		Salary	Bonus (2)	Compensation (3)	Granted (4)	(5) (6) (7)	Payouts	Compensation (9)
Position	Year	($)	($)	($)	(#)	(#)	(8) ($)	($)

T.J. Hearn	2004	1,000,000	872,266	246,249	–	64,400	750,000	30,000
Chairman, president						restricted stock units
and chief executive						100
officer						deferred share units
	2003	825,000	750,000	182,072	–	60,000	738,000	24,750
				U.S. 293,450		restricted stock units
						0
						deferred share units
	2002	668,333	442,000	71,777	65,000	50,000	–	20,050
				U.S. 328,796	stock options	restricted stock units
						0
						deferred share units

P.A. Smith	2004	378,333	193,600	67,022	–	19,300	183,000	22,700
Controller and Senior						restricted stock units
Vice-president, finance						0
and administration						deferred share units
	2003	357,917	183,000	11,083	–	16,700	204,510	21,475
				U.S. 72,891		restricted stock units
						0
						deferred share units
	2002	331,667	94,500	U.S. 100,390	25,000	12,500	–	19,900
					stock options	restricted stock units
						0
						deferred share units

B.J. Fischer	2004	551,667	392,775	99,744	–	34,200	357,000	33,100
Senior vice-president,						restricted stock units
products and						275
chemicals division						deferred share units
	2003	530,833	357,000	24,815	–	26,700	486,000	31,850
						restricted stock units
						341
						deferred share units
	2002	505,000	216,000	0	50,000	21,700	–	30,300
					stock options	restricted share units
						353
						deferred share unit

K.C. Williams (1)	2004	U.S. 257,083	U.S. –	U.S. 204,682	–	–	U.S. 158,010	U.S. 17,475

Senior vice-president resources division	2003	U.S. 431,667	U.S. 260,900	U.S. 530,391		–	U.S. 197,490	U.S. 27,900

until July 31, 2004	2002	U.S. 412,500	U.S. 158,000	U.S. 363,932	–	–	U.S. 197,450	U.S. 26,750

J.M. Yeager (1)	2004	U.S. 170,833	U.S. 277,000	U.S. 48,831	–	–	U.S. 0	U.S. 10,250
Senior Vice-president, Resources division From Aug. 1, 2004

J.F. Kyle	2004	359,583	172,105	74,585	–	13,200	171,000	21,575
Vice-president						restricted stock units
and treasurer						0
						deferred share units
	2003	355,000	171,000	41,391	–	11,400	261,000	21,300
						restricted stock units
						0
						deferred share units
	2002	345,000	110,000	13,077	29,000	10,600	–	20,700
					stock options	restricted stock units
						0
						deferred share units

(1)	K.C. Williams was on a loan assignment from Exxon Mobil Corporation until July 31, 2004 and J.M. Yeager is from August 1, 2004. Their compensation was paid to them directly by Exxon Mobil Corporation in United States dollars, and is disclosed in United States dollars. Also, they received employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the Company’s employee benefit plans. The Company reimburses Exxon Mobil Corporation for the compensation paid and employee benefits provided to them.
(2)	Any part of bonus elected to be received as deferred share units is excluded.
(3)	Amounts under “Other Annual Compensation”, except for K.C. Williams and J.M. Yeager, consist of interest paid in respect of deferred payments for long term incentive compensation, other than the Company’s plan for deferred share units for selected executives, described on pages 37 to 39, dividend equivalent payments on restricted stock units, interest paid in respect of deferred payments of bonuses and reimbursement for any income tax paid as a result of use of company aircraft. The amounts also include an earned benefits allowance which in 2004 was $90,000 for T.J. Hearn, $45,000 for P.A. Smith, $45,000 for B.J. Fischer and $35,000 for J.F. Kyle. For T.J. Hearn and P.A. Smith, the U.S. dollar amounts were payments by the Company on account of U.S. income taxes incurred while on assignment in the U.S.A. For K.C. Williams and J.M. Yeager, the amounts are the net payments by Exxon Mobil Corporation on account of Canadian income taxes and other compensation for assignment outside of the United States. Each year, while on assignment, T.J. Hearn and P.A. Smith paid to the Company and K.C. Williams and J.M. Yeager paid to Exxon Mobil Corporation amounts that were approximate to the income taxes that would have been imposed if they were resident in their originating country of employment.
(4)	In 2002, the Company granted stock options which are described on page 38.
(5)	These include the number of units granted under the Company’s plan for deferred share units for selected executives described on page 38. The values and number of these units, as at the end of 2004, were $7,034 for 100 units for T.J. Hearn, nil for P.A. Smith and J.F. Kyle and $1,426,373 for 20,047 units for B.J. Fischer. These amounts include no deferred share units elected to be received in lieu of bonus for 2004, 2003 and 2002 for B.J. Fischer, P.A. Smith and J.F. Kyle, and 100 deferred share units based on $7,034 of bonus elected to be received as deferred share units for 2004 for T.J. Hearn.
(6)	These also include restricted stock units granted under the Company’s plan for restricted stock units for selected key employees and nonemployee directors described on pages 38 and 39. The values and number of these units, as at the end of 2004, were $12,408,560 for 174,400 units for T.J. Hearn, $3,450,775 for 48,500 units for P.A. Smith, $5,876,990 for 82,600 units for B.J. Fischer, and $2,504,480 for 35,200 units for J.F. Kyle. The values of these units granted for 2004, as at the end of 2004 being the date of grant, were $4,582,060 for T.J. Hearn, $1,373,195 for P.A. Smith, $2,433,330 for B.J. Fischer, and $939,180 for J.F. Kyle. The values of these units granted for 2003, as at the end of 2003 being the date of grant, were $3,451,800 for T.J. Hearn, $960,751 for P.A. Smith, $1,536,051 for B.J. Fischer, and $655,842 for J.F. Kyle. The values of these units granted for 2002, as at the end of 2002 being the date of grant, were $2,243,000 for T. J. Hearn, $560,750 for P.A. Smith, $973,462 for B.J. Fischer and $475,516 for J.F. Kyle.
(7)	K.C. Williams and J.M. Yeager participate in Exxon Mobil Corporation’s restricted stock plan which is similar to the Company’s restricted stock unit plan. The value and number of these units for K.C. Williams, as at the end of the year, were U.S. $2,398,968 for 46,800 units. The value and number of these units for J.M. Yeager, as at the end of the year, were U.S. $4,170,924 for 81,368 units. Under that plan, K.C. Williams was granted 23,400 units in 2003 whose value on the date of grant was U.S. $959,400 and 23,400 units in 2002 whose value on the date of grant was U.S. $810,576. Under that plan, J.M. Yeager was granted 31,400 units in 2004, whose value on the date of grant was U.S. $1,609,564.
(8)	Payouts were from 2003 earnings bonus units that reached maximum value of $3.00 per unit in 2004. That plan is described on page 38.
(9)	Amounts under “All Other Compensation”, except for K.C. Williams and J.M. Yeager, are the Company’s contributions to the savings plan, which is a plan available to all employees. Under one of the options of that plan to which the senior executives subscribe, except for K.C. Williams and J.M. Yeager, the Company matched employee contributions up to six percent of base salary per year; however, an employee may elect to receive an enhanced pension under the Company’s pension plan by foregoing three percent of the Company’s matching contributions. The plan is intended to be primarily for retirement savings, although employees may withdraw their contributions prior to retirement. For K.C. Williams and J.M. Yeager, the amounts are Exxon Mobil Corporation’s contributions to its employee savings plan.

Long term incentive compensation

     Consistent with the Company’s compensation philosophy of being performance driven, long term incentive compensation is granted to retain selected employees and reward them for high performance. The compensation has generally been in the form of units.

     The assessment of employee performance is conducted through the Company’s appraisal program. The appraisal program is a disciplined annual program that incorporates business performance measures relevant to eligible employees, and involves ranking of employee performance using a consistent process throughout the organization at all levels. The number of units received by each employee is tied to the performance of the employee in achieving these business performance measures. The scope of the Company program is determined by the overall performance of the Company each year.
     The Company’s incentive share units give the recipient a right to receive cash equal to the amount by which the market price of the Company’s common shares at the time of exercise exceeds the issue price of the units. These units were granted prior to 2002. The issue price of the units granted to executives was the closing price of the Company’s shares on the Toronto Stock Exchange on the grant date. Incentive share units are eligible for exercise up to 10 years from issuance.

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
     Starting in 2001, the earnings bonus unit plan was made available to selected executives to promote individual contribution to sustained improvement in the Company’s business performance and shareholder value. Each earnings bonus unit entitles the recipient to receive an amount equal to the Company’s cumulative net income per common share as announced each quarter beginning after the grant. Payout occurs on the fifth anniversary of the grant or when the maximum settlement value per unit is reached, if earlier.
     Under the stock option plan, adopted by the Company in April 2002, a total of 3,210,200 options were granted to selected key employees on April 30, 2002 for the purchase of the Company’s common shares at an exercise price of $46.50 per share. All of the options are exercisable. Any unexercised options expire after April 29, 2012.
     As of February 18, 2005 there have been 534,525 common shares issued upon exercise of stock options and 2,643,275 common shares are issuable upon future exercise of stock options. The common shares that were issued and those that may be issued in the future represent about 0.91 percent of the Company’s currently outstanding common shares.
     The Company’s directors, officers and vice-presidents as a group hold 7.7 percent of the unexercised stock options.
     The maximum number of common shares that any one person may receive from the exercise of stock options is 145,000 common shares, which is about 0.04 percent of the currently outstanding common shares.
     Stock options may be exercised only during employment with the Company except in the event of death, disability or retirement. Also, stock options may be forfeited if the Company believes that the employee intends to terminate employment or if during employment or during the period of 24 months after the termination of employment the employee, without the consent of the Company, engaged in any business that was in competition with the Company or otherwise engaged in any activity that was detrimental to the Company. The Company may determine that stock options will not be forfeited after the cessation of employment. Stock options cannot be assigned except in the case of death.
     The Company may amend or terminate the incentive stock option plan as it in its sole discretion determines appropriate. No such amendment or termination can be made to impair any rights of stock option holders under the incentive stock option plan unless the stock option holder consents, except that in the event of (a) any adjustments to the share capital of the Company or (b) a take-over bid, amalgamation, combination, merger or other reorganization, sale or lease of assets, or any liquidation, dissolution, or winding-up, involving the Company. Appropriate adjustments may be made by the Company to : (i) the number of common shares that may be acquired on the exercise of outstanding stock options; (ii) the exercise price of outstanding stock options, or (iii) the class of shares that may be acquired in place of common shares on the exercise of outstanding stock options in order to preserve proportionately the rights of the stock option holders and give proper effect to the event.
     In December 2002, the Company introduced a restricted stock unit plan, which will be the primary long term incentive compensation plan in future years. The purpose of the plan is to align the interests of employees and nonemployee directors directly with the interests of shareholders. Each unit entitles the recipient the conditional right to receive from the Company, upon exercise, an amount equal to the closing price of the Company’s shares on the exercise dates. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The Company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the Company on a common share of the Company. The restricted stock units plan was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the Company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date. A total of 987,480 units were granted on December 31, 2004.

     There are 927,908 common shares issuable upon future exercise of restricted stock units, which represent about 0.27 percent of the Company’s currently outstanding common shares. The Company’s directors, officers and vice-presidents have available as a group 22 percent of the common shares issuable under outstanding restricted stock units.

     The maximum number of common shares that any one person may receive from the exercise of outstanding restricted stock units is 62,200 common shares, which is about 0.02 percent of the currently outstanding common shares.
     Restricted stock units will be exercised only during employment except in the event of death, disability or retirement. Also, restricted stock units may be forfeited if the Company believes that the employee intends to terminate employment or if during employment or during the period of 24 months after the termination of employment the employee, without the consent of the Company, engaged in any business that was in competition with the Company or otherwise engaged in any activity that was detrimental to the Company. The Company may determine that restricted stock units will not be forfeited after the cessation of employment. Restricted stock units cannot be assigned.
     In the case of any subdivision, consolidation, or reclassification of the shares of the Company or other relevant change in the capitalization of the Company, the Company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.
     Effective December 31, 2004, the restricted stock unit plan was amended by the Company to provide that on retirement the Company shall determine whether the employee’s restricted stock units will not be forfeited. Shareholder approval for that change was not required by the Toronto Stock Exchange.

Earnings bonus unit plan – awards in most recently completed financial year

     The following table provides information on earnings bonus units granted in 2004 to the named senior executives.

		Performance
	Securities	or Other	Estimated Future Payouts Under
	Units or	Period Until	Non-Securities-Price Based Plans
	Other Rights	Maturation or	Threshold	Target	Maximum
Name	(#)	Payout (1)	($)	($)(2)	($)(2)
T.J. Hearn	232,000	Nov. 17, 2009	0	3.75	3.75
P.A. Smith	51,500	Nov. 17, 2009	0	3.75	3.75
B.J. Fischer	104,700	Nov. 17, 2009	0	3.75	3.75
K.C. Williams	–	–	–	–	–
J.M. Yeager (3)	–	–	–	–	–
J.F. Kyle	45,700	Nov. 17, 2009	0	3.75	3.75

(1)	Payment will be made earlier when the cumulative net income per outstanding common share reach the maximum settlement value per unit prior to the fifth anniversary of the grant date.
(2)	This is the maximum settlement value payable per earnings bonus unit granted in 2004.
(3)	J.M. Yeager participates in Exxon Mobil Corporation’s earnings bonus unit plan which is similar to the Company’s earnings bonus unit plan. In 2004, J.M. Yeager was granted 85,230 units under that plan for which the maximum settlement value payable per earnings bonus unit is U.S. $3.25.

Aggregated option/SAR exercises during the most recently completed financial year and financial year end option/SAR values
     The following table provides information on the exercise in 2004 and the aggregate holdings at the end of 2004 of incentive share units (referred to in the table as “SARs”) by the named senior executives.

					Value of
					Unexercised
			Unexercised		in-the-Money
	Securities	Aggregate	Options/SARs		Options/SARs
	Acquired	Value	at Financial		at Financial
	on Exercise	Realized	Year End		Year End
Name	(#)	($)	(#)		($)
			Exercisable	Unexercisable (1)	Exercisable	Unexercisable (1)
T.J. Hearn	–	369,375	50,000	0	1,607,500	0
P.A. Smith	–	686,100	67,000	0	2,571,250	0
B.J. Fischer	–	125,120	152,000	0	5,885,400	0
K.C. Williams	–	–	–	–	–	–
J.M. Yeager	–	–	–	–	–	–
J.F. Kyle	–	0	89,000	0	3,455,250	0

(1)	Unexercisable units are units for which the conditions for exercise have not been met.

     The following table provides information on the exercise in 2004 and the aggregate holdings at the end of 2004 of stock options by the named senior executives.

					Value of
					Unexercised
			Unexercised		in-the-Money
	Securities	Aggregate	Options/SARs		Options/SARs
	Acquired	Value	at Financial		at Financial
	on Exercise	Realized	Year End		Year End
Name	(#)	($)	(#)		($)
			Exercisable	Unexercisable (3)	Exercisable	Unexercisable (3)
T.J. Hearn	–	126,059	43,750	16,250	1,078,438	400,563
P.A. Smith	–	0	18,750	6,250	462,188	154,063
B.J. Fischer	–	0	37,500	12,500	924,375	308,125
K.C. Williams (1)	–	–	–	–	–	–
J.M. Yeager (2)	–	–	–	–	–	–
J.F. Kyle	–	0	21,750	7,250	536,138	178,713

(1)	At the end of 2004, K.C. Williams held options to acquire 373,064 Exxon Mobil Corporation shares of which all options were exercisable. The values of K.C. Williams’s exercisable options were U.S. $5,708,941 at the end of 2004. In 2004, he exercised 49,000 options and realized an aggregate value of U.S. $1,369,859.
(2)	At the end of 2004, J.M. Yeager held options to acquire 378,176 Exxon Mobil Corporation shares of which all options were exercisable. The values of J. M. Yeager’s exercisable options were U.S. $6,383,064 at the end of 2004. In 2004, J.M. Yeager exercised 10,560 options and realized an aggregate value of U.S. $322,430.
(3)	Unexercisable units are units for which the conditions for exercise have not been met.

Payments to employees who retire
Pension plan table

Remuneration for	Estimated undiscounted payments
determining payments	on retirement at the age of 65 after years of service indicated below ($)

on retirement
($)	20 Years	25 Years	30 Years	35 Years	40 Years
100,000	32,000	40,000	48,000	56,000	64,000
200,000	64,000	80,000	96,000	112,000	128,000
300,000	96,000	120,000	144,000	168,000	192,000
400,000	128,000	160,000	192,000	224,000	256,000
500,000	160,000	200,000	240,000	280,000	320,000
600,000	192,000	240,000	288,000	336,000	384,000
800,000	256,000	320,000	384,000	448,000	512,000
1,000,000	320,000	400,000	480,000	560,000	640,000
1,500,000	480,000	600,000	720,000	840,000	960,000
2,000,000	640,000	800,000	960,000	1,120,000	1,280,000
2,500,000	800,000	1,000,000	1,200,000	1,400,000	1,600,000
3,000,000	960,000	1,200,000	1,440,000	1,680,000	1,920,000

     The Company’s pension plan applies to almost all employees. The plan provides an annual pension of a specific percentage of an employee’s “final three year average earnings”, multiplied by the employee’s years of service, subject to certain requirements concerning age and length of service. An employee may elect to forego three of the six percent of the Company’s contributions to the savings plan under one of the options of that plan (except for K.C. Williams and J.M. Yeager), to receive an enhanced pension equal to 0.4 percent of the employee’s “final three year average earnings”, multiplied by the employee’s years of service while foregoing such Company contributions. In addition to the pension payable under the plan, the Company has paid and may continue to pay a supplemental retirement income to employees who have earned a pension in excess of the maximum pension under the Income Tax Act. The pension plan table on this page shows estimated undiscounted annual payments, consisting of pension and supplemental retirement income, payable on retirement to employees including the senior executives in specified classifications of remuneration and years of service currently applicable to that group.
      The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on pages 36 and 37, corresponds generally to the salary, bonus compensation, and bonus compensation amount elected to be received as deferred share units in that table, and the aggregate maximum settlement value that could be paid for earnings bonus units granted shown in the table on page 39 is included in the employee’s “final three year average earnings” for the year of grant of such units. As of February 18, 2005, the number of completed years of service with Imperial Oil Limited used to determine payments on retirement were 38 for T.J. Hearn, 36 for B.J. Fischer, 25 for P.A. Smith and 28 for J.F. Kyle.
      K.C. Williams and J.M. Yeager are not members of the Company’s pension plan but are members of Exxon Mobil Corporation’s pension plan. Under that plan, J.M. Yeager has 23 years of service and he will receive a pension payable in U.S. dollars. The remuneration used to determine the payment on retirement to him also corresponds generally to his salary and bonus compensation in the summary compensation table on pages 36 and 37, which remuneration may be applied to the pension plan table above but with the dollars in that table representing U.S. rather than Canadian dollars.

Composition of the Company’s compensation committee
     The executive resources committee of the board of directors, composed of the nonemployee directors, is responsible for decisions on the compensation of senior management above the level of vice-president including all officers of the Company, and for reviewing the executive development system, including specific succession plans for senior management positions. It also reviews corporate policy on compensation. During 2004, the membership of the executive resources committee was as follows:

P. Des Marais II – Chair
R. Phillips – Vice-chair
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

     Base salary
     The Company’s salary ranges for executives were increased by three percent in 2003, two and one half percent in 2004 and one and one half percent in 2005. High performing executives, and those recently promoted, whose salaries were low relative to their level of responsibility, were given limited additional salary increases. This included senior executives.
      T.J. Hearn’s salary is currently assessed to be within the range of the competitive target for the Company’s chief executive officer which is between the median and upper quartile. The target is consistent with the executive resources committee’s view that the chief executive officer’s salary should be above the average of salaries for chief executive officers of major Canadian companies, reflecting the Company’s executive development philosophy and the significance placed on experience and judgment in leading a large, complex operation.

     Cash bonus
     Cash bonuses are typically granted to about 80 executives at the end of each year, based on individual performance. The bonuses are drawn from an aggregate bonus amount established annually by the executive resources committee based on the Company’s financial performance, and are granted in tandem with the Company’s earnings bonus units, which are described on page 38.
     In 2004, the executive resources committee increased the bonus awards including the grant of earnings bonus units to reflect the Company’s record financial results and in response to comparisons to other leading Canadian employers.
     In the case of T.J. Hearn, the committee’s approach to cash bonuses is based on the Company’s financial and operating performance and on the committee’s assessment of T.J. Hearn’s effectiveness in leading the organization. The continuing progress being made in focussing the organization on advancing key strategic interests, safety, environmental performance, productivity, cost effectiveness and asset management were primary considerations in determining a cash bonus for the chief executive officer. T.J. Hearn’s bonus including the grant of earnings bonus units was increased in 2004 to reflect his effectiveness in the position, the Company’s record financial results, and comparisons to other leading Canadian employers.

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

     For selected executives, the executive resources committee allows cash bonus awards to be elected to be received in the form of deferred share units and also awards earnings bonus units as a means of providing additional incentive to promote the Company’s long term financial performance. Eligibility to participate in the deferred share unit and earnings bonus plans is restricted to those executives whose decisions are considered to have a direct effect on the long term financial performance of the Company. In 2004, one executive elected to receive deferred share units and 77 executives were awarded earnings bonus units.
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
     A total of 575 employees, including executives, were granted restricted stock units in 2004.

Submitted on behalf of the executive resources committee:
P. Des Marais II – Chair
R. Phillips – Vice-chair
J.F. Shepard
S.D. Whittaker
V.L. Young

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     To the knowledge of the management of the Company, the only shareholder who, as of February 18, 2005, owned beneficially, or exercised control or direction over, more than five percent of the outstanding common shares of the Company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 242,453,672 common shares, representing 69.6 percent of the outstanding voting shares of the Company.
     Reference is made to the security ownership information under the preceding Items 10 and 11. As of February 18, 2005, John F. Kyle was the owner of 3,774 common shares of the Company and held options to acquire 29,000 common shares of the Company and restricted share units to acquire 12,300 common shares of the Company.
     The directors and the senior executives of the Company consist of 10 persons, who, as a group, own beneficially 85,896 common shares of the Company, being approximately 0.02 percent of the total number of outstanding shares of the Company, and 118,452 shares of Exxon Mobil Corporation. This information not being within the knowledge of the Company has been provided by the directors and the senior executives individually. As a group, the directors and senior executives of the Company held options to acquire 163,000 common shares of the Company and held restricted stock units to acquire 127,950 common shares of the Company, as of February 18, 2005.

Equity Compensation Plan Information as of December 31, 2004

			Number of securities
		Weighted-average	remaining available for future
	Number of securities to	exercise price of	issuance under equity
	be issued upon exercise	outstanding options,	compensation plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
	warrants and rights	($)	column (a))
Plan category	(a)	(b)	(c)
Equity compensation	2,854,500	46.50	0
plans approved by security holders (1)
Equity compensation	927,908	–	2,572,092
plans not approved by security holders (2)
Total	3,782,408	46.50	2,572,092

(1)	This is the stock option plan, which is described on page 38 of this report.
(2)	This is the restricted stock unit plan, which is described on pages 38 and 39 of this report.

Item 13. Certain Relationships and Related Transactions.
     On June 23, 2003, the Company implemented another 12-month “normal course” share-purchase program under which it purchased 15,511,833 of its outstanding shares between June 23, 2003, and June 22, 2004. On June 23, 2004, another 12-month “normal course” program was implemented under which the Company may purchase up to 17,864,398 of its outstanding shares, less any shares purchased by the employee savings plan and Company pension fund. Exxon Mobil Corporation participated by selling shares to maintain its ownership at 69.6 percent. In 2004, such purchases cost $872 million, of which $594 million was received by ExxonMobil.
     During 2003, the Company borrowed $818 million from Exxon Overseas Corporation under two long term loan agreements at interest equivalent to Canadian market rates. Interest paid on the loans in 2004 was $20 million. The average effective interest rates for the loans was 2.45 percent for 2004.
     The amounts of purchases and sales by the Company and its subsidiaries for other transactions in 2004 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,176 million and $1,580 million, respectively. These transactions were conducted on terms as favorable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with Exxon Mobil Corporation also include amounts paid and received in connection with the Company’s participation in a number of natural resources activities conducted jointly in Canada. The Company has agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the Company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems.

Item 14. Principal Accountant Fees and Services.

Audit Fees
     The aggregate fees of the Company’s auditors for professional services rendered for the audit of the Company’s financial statements and other services for the fiscal years ended December 31, 2004 and December 31, 2003 were as follows:

Dollars (thousands)	2004	2003

Audit Fees	1,112	767
Audit-Related Fees	92	62
Tax Fees	545	395
All Other Fees	Nil	Nil

Total Fees	1,749	1,224

     Audit fees include the audit of the Company’s annual financial statements, audit of management’s report on internal control over financial reporting and a review of the first three quarterly financial statements in 2004.
     Audit-related fees include other assurance services including the audit of the Company’s retirement plan, the Imperial Oil Foundation, and royalty statement audits for oil and gas producing entities.
     Tax fees are mainly tax services for employees on foreign loan assignments.
     The Company did not engage the auditors for any other services.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
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
	(ii)	By-laws of the Company (Incorporated herein by reference to Exhibit (3)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File
No. 0-12014)).

(4)	The Company’s long term debt authorized under any instrument does not exceed 10 percent of the Company’s consolidated assets. The Company agrees to furnish to the Commission upon request a copy of any such instrument.

(10)(ii) (1)	Alberta Crown Agreement, dated February 4, 1975, relating to the
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
(15)	Amendment to Alberta Crown Agreement, dated August 1, 1991 (Incorporated herein by reference to Exhibit (10)(ii)(15) of the Company’s Annual Report on Form 10-K for the
year ended December 31, 1991 (File No. 0-12014)))
(16)	Norman Wells Settlement Agreement, dated July 31, 1996. (Incorporated herein by reference to Exhibit(10)(ii) (16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0‑12014)).
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
(3)	Deferred Share Unit Plan. (Incorporated herein by reference to
Exhibit(10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended
December 31, 1998 (File No. 0-12014)).

(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0‑12014)).
(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).
(9)	Restricted Stock Unit Plan and general form for Restricted Stock Unites, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).

(21)	Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the Company. The names of all other subsidiaries of the Company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2004.

(23)(ii)	(A) Consent of PricewaterhouseCoopers LLP.
(B) Consent of Chief Engineering Officer.
(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).
(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).
(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

     Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 111 St. Clair Avenue West, Toronto, Ontario, Canada M5W 1K3, and payment of processing and mailing costs.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 9, 2005 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By	/s/ T. J. Hearn
(Timothy J. Hearn, Chairman of the Board,
President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
Chairman of the Board, President,
/s/ T. J. Hearn	Chief Executive Officer and Director
(Principal Executive Officer)
(Timothy J. Hearn)

Controller and Senior Vice-President,
/s/ Paul A. Smith	Finance and Administration and Director
(Principal Accounting Officer and Principal Financial Officer)
(Paul A. Smith)

/s/ Pierre Des Marais II	Director

(Pierre Des Marais II)

/s/ Brian J. Fischer	Director

(Brian J. Fischer)

/s/ Roger Phillips	Director

(Roger Phillips)

/s/ J. Shepard	Director

(James F. Shepard)

/s/ Sheelagh D. Whittaker	Director

(Sheelagh D. Whittaker)

/s/ J. Michael Yeager	Director

(J. Michael Yeager)

/s/ Victor L. Young	Director

(Victor L. Young)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ T. J. Hearn	/s/ Paul A. Smith
Timothy J. Hearn	Paul A. Smith
Chairman of the Board,	Controller and Senior Vice-President,
President and Chief Executive Officer	Finance and Administration
(Principal Accounting Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Imperial Oil Limited:

     We have completed an integrated audit of Imperial Oil Limited’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

     Consolidated financial statements
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows appearing on pages F-3 through F-20 of this Annual Report present fairly, in all material respects, the financial position of Imperial Oil Limited and its subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Internal control over financial reporting
     Also, in our opinion, management ’s assessment, included in the accompanying Management’ s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’ s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’ s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects . An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’ s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Ontario, Canada
March 9, 2005

Consolidated statement of income

millions of Canadian dollars
For the years ended December 31	2004	2003	2002

Revenues
Operating revenues (a)	22 408	19 094	16 890
Investment and other income (note 11)	52	114	152

Total revenues	22 460	19 208	17 042

Expenses
Exploration	59	55	30
Purchases of crude oil and products	13 094	10 823	9 723
Production and manufacturing	2 883	2 782	2 320
Selling and general	1 218	1 269	1 222
Federal excise tax (a)	1 264	1 254	1 231
Depreciation and depletion	908	755	708
Financing costs (note 15)	7	(120)	20

Total expenses	19 433	16 818	15 254

Income before income taxes	3 027	2 390	1 788

Income taxes	975	689	574

Income before cumulative effect of accounting change	2 052	1 701	1 214
Cumulative effect of accounting change, after income tax		4	–

Net income	2 052	1 705	1 214

Per-share information (dollars)
Net income per common share – basic (note 13)
Income before cumulative effect of accounting change	5.75	4.57	3.20
Cumulative effect of accounting change, after income tax	–	0.01	–

Net income	5.75	4.58	3.20

Net income per common share – diluted (note 13)
Income before cumulative effect of accounting change	5.74	4.57	3.20
Cumulative effect of accounting change, after income tax	–	0.01	–

Net income	5.74	4.58	3.20

Dividends	0.88	0.87	0.84

(a)	Operating revenues include federal excise tax of $1,264 million (2003 – $1,254 million, 2002 – $1,231 million).

The information on pages F-7 through F-20 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Consolidated statement of cash flows

millions of Canadian dollars, inflow/(outflow)
For the years ended December 31	2004	2003	2002

Operating activities
Net income	2 052	1 705	1 214
Cumulative effect of accounting change, after tax	–	(4)	–
Adjustments for non-cash items:
Depreciation and depletion	908	755	708
(Gain)/loss on asset sales, after tax	(32)	(10)	(4)
Deferred income taxes and other	(90)	(59)	(148)
Changes in operating assets and liabilities:
Accounts receivable	(311)	33	(356)
Inventories and prepaids	(32)	31	51
Income taxes payable	462	38	(225)
Accounts payable	308	74	323
All other items – net (a)	47	(336)	125

Cash from operating activities (note 14)	3 312	2 227	1 688

Investing activities
Additions to property, plant and equipment and intangibles	(1 376)	(1 482)	(1 564)
Proceeds from asset sales	102	56	61
Loans to equity company	(32)	–	–

Cash from/(used in) investing activities	(1 306)	(1 426)	(1 503)

Financing activities
Short-term debt – net	9	–	(388)
Long-term debt issued	–	818	500
Repayment of long-term debt	(8)	(818)	(71)
Issuance of common shares under stock option plan	13	2	–
Common shares purchased (note 13)	(872)	(799)	(13)
Dividends paid	(317)	(322)	(319)

Cash from/(used in) financing activities	(1 175)	(1 119)	(291)

Increase/(decrease) in cash	831	(318)	(106)
Cash at beginning of year	448	766	872

Cash at end of year (b)	1 279	448	766

(a)	Includes contribution to registered pension plans of $114 million (2003 - $511 million, 2002 – $19 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with a maturity of three months or less when purchased.

The information on pages F-7 through F-20 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Consolidated balance sheet

millions of Canadian dollars
At December 31	2004	2003

Assets
Current assets
Cash	1 279	448
Accounts receivable, less estimated doubtful amounts	1 626	1 315
Inventories of crude oil and products (note 14)	432	407
Materials, supplies and prepaid expenses	112	105
Deferred income tax assets (note 4)	448	353

Total current assets	3 897	2 628
Investments and other long-term assets	130	97
Property, plant and equipment, less accumulation, depreciation and depletion (note 2)	9 647	9 267
Goodwill (note 2)	204	204
Other intangible assets, net	149	141

Total assets (note 2)	14 027	12 337

Liabilities
Current liabilities
Short-term debt	81	72
Accounts payable and accrued liabilities (note 16)	2 525	2 222
Income taxes payable	1 057	595
Current portion of long-term debt	995	501

Total current liabilities	4 658	3 390
Long-term debt (note 3)	367	859
Other long-term obligations (note 8)	1 525	1 314
Deferred income tax liabilities (note 4)	1 155	1 229
Commitments and contingent liabilities (note 12)

Total liabilities	7 705	6 792

Shareholders’ equity
Common shares at stated value (note 13)	1 801	1 859
Earnings reinvested	4 889	3 952
Accumulated other nonowner changes in equity	(368)	(266)

Total shareholders’ equity	6 322	5 545

Total liabilities and shareholders’ equity	14 027	12 337

The information on pages F-7 through F-20 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Approved by the directors

/s/ T. J. Heam	/s/ P. A. Smith
Chairman, president and	Controller and senior vice-president,
chief executive officer	finance and administration

Consolidated statement of shareholders’ equity

millions of Canadian dollars
At December 31	2004	2003	2002

Common shares at stated value (note 13)
At beginning of year	1 859	1 939	1 941
Issued under the stock option plan	13	2	–
Share purchases at stated value	(71)	(82)	(2)

At end of year	1 801	1 859	1 939

Earnings reinvested
At beginning of year	3 952	3 287	2 402
Net income for the year	2 052	1 705	1 214
Share purchases in excess of stated value	(801)	(717)	(11)
Dividends	(314)	(323)	(318)

At end of year	4 889	3 952	3 287

Accumulated other nonowner changes in equity
At beginning of year	(266)	(315)	(77)
Minimum pension liability adjustment (note 7)	(102)	49	(238)

At end of year	(368)	(266)	(315)

Shareholders’ equity at end of year	6 322	5 545	4 911

Nonowner changes in equity for the year
Net income for the year	2 052	1 705	1 214
Other nonowner changes in equity (note 7)	(102)	49	(238)

Total nonowner changes in equity for the year	1 950	1 754	976

The information on pages F-7 through F-20 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Notes to consolidated financial statements

1. Summary of significant accounting policies

The company’s principal business is energy, involving the exploration, production, transportation and sale of crude oil and natural gas and the manufacture, transportation and sale of petroleum products. Imperial is also a major manufacturer and marketer of petrochemicals.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The financial statements include certain estimates that reflect management’s best judgment. All amounts are in Canadian dollars unless otherwise indicated.

Principles of consolidation
The consolidated financial statements include the accounts of Imperial Oil Limited and its subsidiaries. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. A significant portion of the company’s activities in natural resources is conducted jointly with other companies. The accounts reflect the company’s share of undivided interest in such activities, including its 25-percent interest in the Syncrude joint venture and its nine-percent interest in the Sable offshore energy project.

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

The above functions have been defined as the operating segments of the company because they are the segments (a) that engage in business activities from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the company’s chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance; and (c) for which discrete financial information is available.

Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash and long-term debt. Net income in this segment primarily includes financing costs and interest income.

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

Inventory costs include expenditures and other charges, including depreciation, directly or indirectly incurred in bringing the inventory to its existing condition and final storage prior to delivery to a customer. Selling and general expenses are reported as period costs and excluded from inventory costs.

Investments
The principal investments in companies other than subsidiaries are accounted for using the equity method. They are recorded at the original cost of the investment plus Imperial’s share of earnings since the investment was made, less dividends received. Imperial’s share of the after-tax earnings of these companies is included in “investment and other income” in the consolidated statement of income. Other investments are recorded at cost. Dividends from these other investments are included in “investment and other income.”

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

Property, plant and equipment
Property, plant and equipment is recorded at cost. Investment tax credits and other similar grants are treated as a reduction of the capitalized cost of the asset to which they apply.

The company uses the successful-efforts method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. The company continues to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is underway or firmly planned for the near future. Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved. Exploratory well costs not meeting these criteria are charged to expense. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field. The company uses this accounting policy instead of the full-cost method because it provides a more timely accounting of the success or failure of the company’s exploration and production activities.

Maintenance and repair costs, including planned major maintenance, are expensed as incurred. Improvements that increase the capacity or prolong the service life of an asset are capitalized.

Production costs are expensed as incurred. Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the company’s wells and related equipment and facilities. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labour costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

Depreciation and depletion for assets associated with producing properties begin at the time when production commences on a regular basis. Depreciation for other assets begins when the asset is in place and ready for its intended use. Assets under construction are not depreciated or depleted. Depreciation and depletion are calculated using the unit-of-production method for producing properties based on proved developed reserves. Depreciation of other plant and equipment is calculated using the straight-line method, based on the estimated service life of the asset. In general, refineries are depreciated over 25 years; other major assets, including chemical plants and service stations, are depreciated over 20 years.

Proved oil and gas properties held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for crude oil commodity prices and foreign-currency exchange rates. Annual volumes are based on individual field production profiles, which are also updated annually. Prices for natural gas and other products sold under contract are based on corporate plan assumptions that are developed annually and also used for investment evaluation purposes.

In general, impairment analyses are based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the asset’s carrying value exceeds its fair value.

Gains or losses on assets sold are included in “investment and other income” in the consolidated statement of income.

Interest capitalization
Interest costs relating to major capital projects under construction are capitalized as part of property, plant and equipment. Capitalization of interest ceases when the property, plant and equipment is substantially complete and ready for its intended use.

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

Intangible assets with determinable useful lives are amortized over the estimated service lives of the assets. Computer software development costs are amortized over a maximum of 15 years and customer lists are amortized over a maximum of 10 years. The amortization is included in “depreciation and depletion” in the consolidated statement of income.

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

No asset retirement obligations are set up for assets with an indeterminate useful life, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates. Provision for environmental liabilities of these and non-operating assets is made when it is probable that obligations have been incurred and the amount can be reasonably estimated. These liabilities are not discounted. Asset retirement obligations and other provisions for environmental liabilities are determined based on engineering estimated costs, taking into account the anticipated method and extent of remediation consistent with legal requirements, current technology and the possible use of the location.

Foreign-currency translation
Monetary assets and liabilities in foreign currencies have been translated at the rates of exchange prevailing on December 31. Any exchange gains or losses are recognized in net income.

Financial instruments
The fair values of cash, accounts receivable and current liabilities approximate recorded amounts because of the short period to receipt or payment of cash. The fair value of the company’s long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same duration to maturity. The fair values of the company’s other financial instruments, which are mainly long-term receivables, are estimated primarily by discounting future cash flows, using current rates for similar financial instruments under similar credit risk and maturity conditions.

Notes to consolidated financial statements (continued)

The company does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company does not use derivative instruments to speculate on the future direction of currency or commodity prices and does not sell forward any part of production from any business segment.

Revenues
Revenues associated with sales of crude oil, natural gas, petroleum and chemical products and other items are recorded when the products are delivered. Delivery occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured. The company does not enter into ongoing arrangements whereby it is required to repurchase its products, nor does the company provide the customer with a right of return.

Revenues include amounts billed to customers for shipping and handling. Shipping and handling costs incurred up to the point of final storage prior to delivery to a customer are included in ”purchases of crude oil and products” in the consolidated statement of income. Delivery costs from final storage to customer are recorded as a marketing expense in selling and general expenses.

Revenues include the sales portion of certain transactions where the Company contemporaneously negotiates purchases with the same counterparty under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately in individual contracts. The purchases are recorded in “purchases of crude oil and products”. These transactions are commonly called purchase/sale transactions. Together with non-monetary exchanges as well as independently transacted purchases and sales, purchase/sale transactions are used to ensure that the right crude oil is at the appropriate refineries at the right time and the appropriate products are available to meet consumer demands.

Each purchase/sale transaction is composed of a separate purchase and a separate sale transaction and therefore is accounted for as any other independently transacted monetary purchase or sale, measured at fair value as agreed upon by a willing buyer and a willing seller. They are entered into with our normal suppliers and customers for substantive business purposes and physical delivery is required.

This accounting practice has recently been addressed in EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in Issue No. 02-03”. While Issue 03-11 addresses the issue of gross versus net classification for derivative instruments, it also provides guidance for purchase/sale transaction that are not accounted for as derivative instruments. In Issue 03-11, the EITF concluded that the determination of whether contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. In the judgment of management, the relevant facts and circumstances support accounting for these transactions in revenues, measured at fair value.

Stock-based compensation
The company accounts for its stock-based compensation programs, except for the incentive stock options granted in April 2002, by using the fair-value-based method. Under this method, compensation expense related to the units of these programs is measured by the fair value of the liabilities incurred and is recorded in the consolidated statement of income over the vesting period. The fair value of liabilities is remeasured at the end of each reporting period through settlement.

As permitted by the Statement of Financial Accounting Standards No.123 (SFAS 123), the company continues to apply the intrinsic-value-based method of accounting for the incentive stock options granted in April 2002. Under this method, compensation expense is not recognized on the issuance of stock options as long as the exercise price is equal to the market value at the date of grant.

If the provisions of SFAS 123 had been adopted for all prior years, net income and net income per share would have been as follows:

millions of dollars	2004	2003	2002

Net income as shown in financial statements	2 052	1 705	1 214
Add: stock-based compensation expense as reported, net of tax	84	76	24
Deduct: stock-based compensation expense, net of tax, determined under fair-value-based method	(86)	(81)	(41)

Pro forma net income	2 050	1 700	1 197

Net income per share (dollars)
As reported – basic	5.75	4.58	3.20
– diluted	5.74	4.58	3.20
Pro forma – basic	5.74	4.57	3.16
– diluted	5.73	4.57	3.16

Consumer taxes
Taxes levied on the consumer and collected by the company are excluded from the consolidated statement of income. These are primarily provincial taxes on motor fuels and the federal goods and services tax.

2. Business segments

	Natural resources (a)			Petroleum products			Chemicals
millions of dollars	2004	2003	2002	2004	2003	2002	2004	2003	2002

Revenues
External sales (c)	3 689	3 390	2 573	17 503	14 710	13 362	1 216	994	955
Intersegment sales	2 891	2 224	2 217	1 666	1 294	1 038	293	238	209
Investment and other income	45	34	104	42	54	34	–	–	–

Total revenues	6 625	5 648	4 894	19 211	16 058	14 434	1 509	1 232	1 164

Expenses
Exploration	59	55	30	–	–	–	–	–	–
Purchases of crude oil and products	2 110	1 873	1 599	14 769	11 822	10 781	1 064	882	806
Production and manufacturing	1 608	1 577	1 228	1 092	1 054	954	184	153	139
Selling and general (d)	27	28	21	1 098	1 123	1 076	93	118	115
Federal excise tax	–	–	–	1 264	1 254	1 231	–	–	–
Depreciation and depletion	633	517	477	257	211	203	13	22	23
Financing costs (note 15)	1	1	1	2	2	1	–	–	–

Total expenses	4 438	4 051	3 356	18 482	15 466	14 246	1 354	1 175	1 083

Income before income taxes	2 187	1 597	1 538	729	592	188	155	57	81
Income taxes (note 4)
Current	763	535	517	299	66	172	59	13	40
Deferred	(63)	(77)	(21)	(70)	119	(111)	(4)	7	(11)

Total income tax expense	700	458	496	229	185	61	55	20	29

Income before cumulative effect of accounting change	1 487	1 139	1 042	500	407	127	100	37	52
Cumulative effect of accounting change, after income tax	–	4	–	–	–	–	–	–	–

Net income	1 487	1 143	1 042	500	407	127	100	37	52

Capital and exploration expenditures (e)	1 113	1 007	986	283	478	589	15	41	25

Property, plant and equipment
Cost	13 538	12 610	11 612	6 078	6 069	5 827	682	609	579
Accumulated depreciation and depletion	7 337	6 813	6 269	2 959	2 856	2 867	459	401	383

Net property, plant and equipment (f) (g)	6 201	5 797	5 343	3 119	3 213	2 960	223	208	196

Total assets (h)	6 875	6 418	6 013	5 570	5 290	5 127	498	440	428

	Corporate and other			Consolidated (b)
millions of dollars	2004	2003	2002	2004	2003	2002

Revenues
External sales (c)	–	–	–	22 408	19 094	16 890
Intersegment sales	–	–	–	–	–	–
Investment and other income	(35)	26	14	52	114	152

Total revenues	(35)	26	14	22 460	19 208	17 042

Expenses
Exploration	–	–	–	59	55	30
Purchases of crude oil and products	–	–	–	13 094	10 823	9 723
Production and manufacturing	–	–	–	2 883	2 782	2 320
Selling and general (d)	–	–	10	1 218	1 269	1 222
Federal excise tax	–	–	–	1 264	1 254	1 231
Depreciation and depletion	5	5	5	908	755	708
Financing costs (note 15)	4	(123)	18	7	(120)	20

Total expenses	9	(118)	33	19 433	16 818	15 254

Income before income taxes	(44)	144	(19)	3 027	2 390	1 788
Income taxes (note 4)
Current	(18)	(4)	(11)	1 103	610	718
Deferred	9	30	(1)	(128)	79	(144)

Total income tax expense	(9)	26	(12)	975	689	574

Income before cumulative effect of accounting change	(35)	118	(7)	2 052	1 701	1 214
Cumulative effect of accounting change, after income tax	–	–	–	–	4	–

Net income	(35)	118	(7)	2 052	1 705	1 214

Capital and exploration expenditures (e)	34	33	12	1 445	1 559	1 612

Property, plant and equipment
Cost	205	145	112	20 503	19 433	18 130
Accumulated depreciation and depletion	101	96	91	10 856	10 166	9 610

Net property, plant and equipment (f) (g)	104	49	21	9 647	9 267	8 520

Total assets (h)	1 382	497	787	14 027	12 337	12 003

Notes to consolidated financial statements (continued)

(a)	A significant portion of activities in the natural resources segment is conducted jointly with other companies. The segment includes the company’s share of undivided interest in such activities as follows:

millions of dollars	2004	2003	2002

Total revenues	2 744	2 494	2 357
Total expenses	1 598	1 577	1 520
Net income, after income tax	780	664	557

Total current assets	367	302	321
Long-term assets	4 140	3 553	3 038
Total current liabilities	948	913	669
Other long-term obligations	330	322	293

Cash flow from operating activities	1 188	883	615
Cash (used in) investing activities	(858)	(754)	(601)

(b)	Information is presented as though each segment were a separate business activity. Intersegment sales are made essentially at prevailing market prices. Consolidated amounts exclude intersegment transactions, as follows:

millions of dollars	2004	2003	2002

Purchases of crude oil and products	4 849	3 754	3 463
Operating expenses	1	2	1

Total intersegment sales	4 850	3 756	3 464

Intersegment receivables and payables	298	308	352

(c)	Includes export sales to the United States, as follows:

millions of dollars	2004	2003	2002

Natural resources	1360	1304	942
Petroleum products	1074	792	723
Chemicals	678	567	520

Total export sales	3112	2663	2185

(d)	Consolidated production and manufacturing and selling and general expenses include delivery costs from final storage areas to customers of $307 million (2003 – $285 million, 2002 – $216 million).
(e)	Capital and exploration expenditures of the petroleum products segment include non-cash capital leases of $11 million in 2004 (2003 – $22 million).
(f)	Includes property, plant and equipment under construction of $1,983 million (2003 – $1,426 million).
(g)	With the announcement of the relocation of the company’s headquarters to Calgary, management has committed to a plan to sell a piece of property in north Toronto, Ontario, acquired in 1991 to be the future Toronto headquarters site. Consistent with the commitment to sell and considering its unique nature, this property, previously reported in the petroleum products segment, is now shown in the corporate and other segment. This change is effective in 2004. Prior periods have not been revised.
(h)	Goodwill was not amortized in the past three years. All goodwill has been assigned to the petroleum products segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years.

3. Long-term debt

			2004	2003
issued	maturity date	interest rate	millions of dollars

2003	$250 million due May 26, 2005, and
	$250 million due August 26, 2005 (a)	Variable	–	500
2003	January 19, 2006 (a)	Variable	318	318

Long-term debt (b)			318	818
Capital leases (c)			49	41

Total long-term debt (d) (e)			367	859

(a)	These are long-term variable-rate loans from Exxon Overseas Corporation, an affiliated company of Exxon Mobil Corporation.
(b)	Average effective interest rate was 2.5 percent for 2004 (2003 – 2.7 percent).
(c)	These obligations primarily relate to the capital lease for marine services, which are provided by the lessor commencing in 2004 for a period of 10 years, extendable for an additional five years. The average imputed interest rate was 10.3 percent in 2004 (2003 – 12.7 percent).
(d)	Principal payments on long-term loans of $318 million are due in 2006. Principal payments on capital leases of approximately $4 million a year are due in each of the next five years.
(e)	These amounts exclude that portion of long-term debt, totalling $995 million (2003 – $501 million), which matures within one year and is included in current liabilities.

On May 6, 2004, the company filed a final short-form shelf prospectus in Canada in connection with the issuance of medium-term notes over the 25-month period that the shelf prospectus remains valid. The unsecured notes will be issued from time to time at the discretion of the company in an aggregate amount not to exceed $1 billion. The company has not issued any notes under this shelf prospectus.

4. Income taxes

millions of dollars	2004	2003	2002

Current income tax expense	1 103	610	718
Deferred income tax expense (a)	(128)	79	(144)

Total income tax expense (b)	975	689	574

Statutory corporate tax rate (percent)	37.0	38.5	42.0
Increase/(decrease) resulting from:
Non-deductible royalty payments to governments	3.9	5.0	5.4
Resource allowance in lieu of royalty deduction	(7.0)	(7.5)	(11.8)
Manufacturing and processing credit	–	0.2	(0.3)
Enacted tax-rate and tax-law changes	(1.8)	(3.1)	(0.9)
Other	0.1	(4.3)	(2.3)

Effective income tax rate	32.2	28.8	32.1

(a)	The deferred income tax expense for the year is the difference in net deferred income tax liabilities at the beginning and end of the year. The provisions for deferred income taxes include net (charges)/credits for the effect of changes in tax laws and rates of $25 million in 2004 (2003 – $72 million; 2002 – $15 million).
(b)	Cash outflow from income taxes, plus investment credits earned, was $641 million in 2004 (2003 – $573 million; 2002 – $935 million).

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are remeasured at each period-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2004	2003

Depreciation and amortization	1 287	1 233
Successful drilling and land acquisitions	403	495
Pension and benefits (a)	(343)	(286)
Site restoration	(158)	(167)
Net tax loss carryforwards (b)	(57)	(57)
Capitalized interest	26	16
Other	(3)	(5)

Deferred income tax liabilities	1 155	1 229

LIFO inventory valuation	(343)	(268)
Other	(105)	(85)

Deferred income tax assets	(448)	(353)
Valuation allowance	–	–

Net deferred income tax liabilities	707	876

(a)	Income taxes charged directly to shareholders’ equity related to minimum pension liability adjustment were $41 million benefit in 2004 (2003 – $57 million expense; 2002 – $155 million benefit).
(b)	Tax losses can be carried forward indefinitely.

The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. As a result, there are usually some tax matters in question. The company believes the provision made for income taxes is adequate.

5. Reporting of fuel consumed in operations

Beginning in 2004, fuel consumed in operations, previously included in purchases of crude oil and products, has been reclassified as production and manufacturing expenses in the consolidated statement of income. Prior period amounts have been reclassified for comparative purposes. This reclassification has no impact on total expenses and net income or on the cash-flow profile of the company.

6. Headquarters relocation

On September 29, 2004, the company announced its intention to relocate its head office from Toronto, Ontario, to Calgary, Alberta. Completion of the move is expected by August 2005. Severance, relocation and other costs associated with the relocation are expected to be recorded in 2005, consistent with management decisions and the spending profile of these costs.

Notes to consolidated financial statements (continued)

7.  Employee retirement benefits

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

Pension-income benefits consist mainly of company-paid defined benefit plans that are based on years of service and final average earnings. The company shares in the cost of health-care and life-insurance benefits. The company’s benefit obligations are based on the projected benefit method of valuation that includes employee service to date and present compensation levels as well as a projection of salaries and service to retirement.

The expense and obligations for both funded and unfunded benefits are determined in accordance with United States generally accepted accounting principles and actuarial procedures. The process for determining retirement-income expense and related obligations includes making certain long-term assumptions regarding the discount rate, rate of return on plan assets and rate of compensation increases.

The total obligation for retirement benefits exceeded the fair value of plan assets at December 31, 2004, by $1,712 million (2003 — $1,357 million), $1,276 million (2003 — $975 million) of which was related to pension benefits and $436 million (2003 — $382 million) to other post-retirement benefits. The obligation and pension expense can vary significantly with changes in the assumptions used to estimate the obligation and the expected return on plan assets.

Details of the employee retirement benefits plans are as follows:

				Other post-retirement
	Pension benefits			benefits
millions of dollars	2004	2003	2002	2004	2003	2002

Components of net benefit cost:
Current service cost	76	71	64	6	5	4
Interest cost	237	219	222	24	22	21
Expected return on plan assets	(223)	(179)	(191)	—	—	—
Amortization of prior service cost	27	25	25	—	—	—
Recognized actuarial loss/(gain)	68	69	34	4	3	1

Net benefit cost(a)	185	205	154	34	30	26

Change in benefit obligation
Benefit obligation at January 1	3 761	3 530		382	354
Current service cost	76	71		6	5
Interest cost	237	219		24	22
Amendments	37	—		—	—
Actuarial loss/(gain)	405	171		47	19
Benefits paid	(256)	(230)		(23)	(18)

Benefit obligation at December 31	4 260	3 761		436	382

Accumulated benefit obligation at December 31	3 743	3 347		—	—

Change in plan assets
Fair value of plan assets at January 1	2 786	2 104
Actual return on plan assets	315	377
Company contributions	114	511
Payments directly to participants	25	24
Benefits paid	(256)	(230)

Fair value of plan assets at December 31	2 984	2 786

Excess/(deficiency) of plan assets over benefit obligation	(1276)	(975)		(436)	(382)
Unrecognized net actuarial (gain)/loss (b)	1073	829		95	52
Unrecognized prior service cost (b)	99	89		—	—

Net amount recognized	(104)	(57)		(341)	(330)

Amount recognized in the consolidated balance sheet consists of:
Accrued benefit cost (note 8)	(759)	(561)		(341)	(330)
Intangible assets	97	89		—	—
Accumulated other nonowner changes in equity, minimum pension liability adjustment	558	415		—	—

Net amount recognized	(104)	(57)		(341)	(330)

Assumptions				Other post-retirement
	Pension benefits			benefits
millions of dollars	2004	2003	2002	2004	2003	2002

Assumptions used to determine benefit obligations at December 31 (percent)

Discount rate	5.75	6.25		5.75	6.25
Long-term rate of compensation increase	3.50	3.50		3.50	3.50

Assumptions used to determine net benefit cost for years ended December 31 (percent)

Discount rate	6.25	6.25	6.75	6.25	6.25	6.75
Long-term rate of compensation increase	3.50	3.50	3.50	3.50	3.50	3.50
Long-term rate of return on funded assets	8.25	8.25	8.25	—	—	—

(a)	A summary of net benefit costs with elements of employee future benefit cost before and after adjustments to recognize the long-term nature of employee benefit cost is shown in the table below:

	Pension benefits			Other post-retirement benefits
millions of dollars	2004	2003	2002	2004	2003	2002

Components of net benefit cost:
Current service cost	76	71	64	6	5	4
Interest cost	237	219	222	24	22	21
Actual return on plan assets	(315)	(377)	107	—	—	—
Plan amendments for prior service	37	—	27	—	—	—
Actuarial loss/(gain)	405	171	196	47	19	25

Elements of employee future benefit costs before adjustments to recognize the long-term nature of employee future benefit costs	440	84	616	77	46	50

Adjustments to recognize the long-term nature of employee future benefit costs:

Difference between expected return and actual return on plan assets for the year	92	198	(298)	—	—	—

Difference between amortization of prior service costs for the year and actual plan amendments for the year	(10)	25	(2)	—	—	—

Difference between actuarial (gain)/loss recognized for the year and actuarial (gain)/loss on accrued benefit obligation for the year	(337)	(102)	(162)	(43)	(16)	(24)

Net benefit cost	185	205	154	34	30	26

(b)	Unrecorded assets/(liabilities) are amortized over the average remaining service life of employees, which for 2005 and subsequent years is 13 years (2004 — 13 years; 2003 — 13.5 years).

Plan assets

The company’s pension plan asset allocation at December 31, 2003 and 2004, and target allocation for 2005 are as follows:

	Target	Percentage of plan assets
	allocation	at December 31
Asset category (percent)	2005	2004	2003

Equities	50 — 75	62	62
Bonds	25 — 50	38	38
Other	0 — 10	—	—

Total		100	100

The company establishes the long-term expected rate of return by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The 2004 long-term expected return of 8.25 percent used in the calculations of pension expense compares to an actual rate of return over the past decade of 10.7 percent.

The company’s investment strategy for benefit plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the total portfolio. The company primarily invests in funds that follow an index-based strategy to achieve its objectives of diversifying risk while minimizing costs. The fund holds Imperial Oil Limited common shares only to the extent necessary to replicate the relevant equity index. Asset-liability studies, or simulations of the interaction of cash flows associated with both assets and liabilities, are periodically used to establish the preferred target asset allocation. The target asset allocation for equity securities reflects the long-term nature of the liability. The balance of the fund is targeted to debt securities.

Notes to consolidated financial statements (continued)

Cash flows The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	post-retirement
millions of dollars	benefits	benefits

2005	230	20
2006	234	22
2007	238	24
2008	244	26
2009	251	28
Years 2010 — 2014	1398	161

In 2005, the company expects to make cash contributions of about $350 million to its pension plan.

A summary of the change in other nonowner changes in equity related to the minimum pension liability adjustment is shown in the table below.

	Pension benefits
millions of dollars	2004	2003	2002

Increase/(decrease) in accumulated other nonowner changes in equity, before tax	(143)	106	(393)
Deferred income tax (charge)/credit (note 4)	41	(57)	155

Increase/(decrease) in accumulated other nonowner changes in equity, after tax	(102)	49	(238)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2004	2003

For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	3 876	3 464
Accumulated benefit obligation	3 430	3 126
Fair value of plan assets	2 984	2 786
Accumulated benefit obligation less fair value of plan assets	446	340

For unfunded plans covered by book reserves:
Projected benefit obligation	384	297
Accumulated benefit obligation	313	221

Additional expenses include contributions to defined contribution plans, primarily the employee savings plan, of $32 million in 2004 (2003 — $31 million; 2002 — $30 million).

The most recent independent actuarial valuation was as of June 30, 2004, and the next required valuation will be as of June 30, 2005. The measurement date used to determine the fair value of plan assets and the benefit obligations was December 31, 2004.

A one-percent change in the assumptions at which retirement liabilities could be effectively settled is shown as follows:

increase/(decrease)	One-percent	One-percent
millions of dollars	increase	decrease

Rate of return on plan assets:
Effect on net benefit costs	(30)	30

Discount rate:
Effect on net benefit costs	(45)	50
Effect on benefit obligations	(525)	645

Rate of pay increases:
Effect on net benefit costs	30	(25)
Effect on benefit obligations	160	(140)

For measurement purposes, a five-percent health-care cost trend rate was assumed for 2004 and thereafter. A one-percent change in the assumed health-care cost trend rate would have the following effects:

increase/(decrease)	One-percent	One-percent
millions of dollars	increase	decrease

Effect on service and interest cost components	4	(3)
Effect on other post-retirement benefits obligations	45	(40)

8.  Other long-term obligations

millions of dollars	2004	2003

Employee retirement benefits (note 7) (a)	1 052	847
Asset retirement obligations and other environmental liabilities (b)	380	393
Other obligations	93	74

Total other long-term obligations	1 525	1 314

(a)	Total recorded employee retirement benefits obligations also include $48 million in current liabilities (2003 — $44 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (2003 — $69 million). The estimated cash flows of asset retirement obligations have been discounted at six percent. The total undiscounted amount of the estimated cash flows required to settle the obligations is $970 million. Payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years. The change in asset retirement obligations liability is as follows:

millions of dollars	2004	2003

Asset retirement obligations liability at January 1	327	341
Additions	16	—
Accretion	22	20
Settlement	(37)	(34)

Asset retirement obligations liability at December 31	328	327

9.  Derivatives and financial instruments

No significant energy derivatives, foreign-exchange forward contracts or currency and interest-rate swaps were transacted in the past three years. The company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair values of the company’s financial instruments and the recorded book value.

10.  Incentive compensation programs

Incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contributions to sustained improvement in the company’s future business performance and shareholder value.

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

The deferred share unit plan is made available to selected executives and nonemployee directors. The selected executives can elect to receive all or part of their performance bonus compensation in units, and the nonemployee directors can elect to receive all or part of their directors’ fees in units. The number of units granted to executives is determined by dividing the amount of the bonus elected to be received as deferred share units by the average of the closing prices of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date that the bonus would have been paid. The number of units granted to a nonemployee director is determined at the end of each calendar quarter by dividing the amount of directors’ fees for the calendar quarter that the nonemployee director elected to receive as deferred share units by the average closing price of the company’s shares for the five consecutive trading days immediately prior to the last day of the calendar quarter. Additional units are granted based on the cash dividend payable on the company’s shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient.

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

Notes to consolidated financial statements (continued)

Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon exercise, an amount equal to the closing price of the company’s common shares on the Toronto Stock Exchange on the exercise dates. Fifty percent of the units are exercised three years following the grant date, and the remainder are exercised seven years following the grant date. The units may be exercised early in the event of death or disability.

All units require settlement by cash payments with one exception. The restricted stock unit plan was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date. The maximum number of common shares that may be issued under the restricted stock unit plan is 3.5 million.

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

Incentive stock options
In April 2002, incentive stock options were granted for the purchase of the company’s common shares at an exercise price of $46.50 per share. Up to 50 percent of the options may be exercised on or after January 1, 2003, a further 25 percent may be exercised on or after January 1, 2004, and the remaining 25 percent may be exercised on or after January 1, 2005. Any unexercised options expire after April 29, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.

The company does not recognize compensation expense on the issuance of stock options because the exercise price is equal to the market value at the date of grant. If the fair-value-based method of accounting had been adopted, the impact on net income and earnings per share would be as shown in the summary of significant accounting policies on page F-9. The average fair value of each option granted during 2002 was $12.70. The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7 percent, expected life of five years, volatility of 25 percent and a dividend yield of 1.9 percent.

The company has purchased shares on the market to fully offset the dilutive effects from the exercise of stock options. This practice is expected to continue.

A summary of the incentive compensation programs is as follows:

	Number of units				Expensed in	Obligations outstanding at
			Cancelled	Outstanding at	period	December 31
	Granted	Exercised	or adjusted	December 31	(millions of dollars)	(millions of dollars)

Incentive share units
2004	—	(1 619 907)	(3 000)	5 266 423	94	245
2003	—	(1 142 145)	19 225	6 889 330	109	216
2002	7 000	(812 550)	(5 325)	8 012 250	39	142
Deferred share units
2004	4 899	—	—	48 810	1	4
2003	8 253	(49 486)	(379)	43 911	1	3
2002	7 479	(9 853)	—	85 523	—	4
Earnings bonus units
2004	1 889 740	(1 139 160)	—	3 984 830	7	6
2003	2 221 580	(1 156 370)	—	3 234 250	3	3
2002	1 036 500	—	—	2 169 040	3	3
Incentive stock options
2004	—	(274 250)	(7 400)	2 854 500	—	—
2003	—	(49 050)	(11 500)	3 136 150	—	—
2002	3 210 200	—	(13 500)	3 196 700	—	—
Restricted stock units
2004	987 480	—	(5 710)	2 642 325	31	41
2003	872 085	(3 300)	(120)	1 660 555	11	11
2002	791 890	—	—	791 890	—	—

11. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2004	2003	2002

Proceeds from asset sales	102	56	61
Book value of assets sold	59	44	56

Gain/(loss) on asset sales, before tax	43	12	5

Gain/(loss) on asset sales, after tax	32	10	4

Investment and other income also includes a non-recurring loss of $53 million ($42 million after income taxes) from the remeasurement at fair value of the north Toronto, Ontario, property described in note 2. The change in intended use of the property, together with management’s commitment to sell, led to the remeasurement. The fair value of the property was determined using valuation techniques consistent with a market approach, adjusted as appropriate for differences.

12. Commitments and contingent liabilities

At December 31, 2004, the company had commitments for noncancellable operating leases and other long-term agreements that require the following minimum future payments:

						After
millions of dollars	2005	2006	2007	2008	2009	2009

Operating leases (a)	62	55	47	41	38	91
Unconditional purchase obligations(b)	102	42	42	42	42	55
Firm capital commitments (c)	119	24	8	13	7	—
Other long-term agreements (d)	241	196	62	61	59	198

(a)	Total rental expense incurred for operating leases in 2004 was $104 million (2003 — $124 million; 2002 — $124 million), which included minimum rental expenditures of $77 million (2003 — $93 million; 2002 — $91 million). Related rental income was not material.

(b)	Unconditional purchase obligations are those long-term commitments that are noncancellable or cancellable only under certain conditions. These mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $117 million in 2004 (2003 — $114 million; 2002 — $115 million).

(c)	Firm capital commitments related to capital projects, shown on an undiscounted basis, totalled approximately $171 million at the end of 2004 (2003 — $189 million). The largest commitment outstanding at year-end 2004 was associated with the company’s share of upstream capital projects of $112 million at Syncrude and offshore Canada’s East Coast.

(d)	Other long-term agreements include primarily raw material supply and transportation services agreements. Total payments under other long-term agreements were $355 million in 2004 (2003 — $332 million; 2002 — $288 million). Payments under other long-term agreements related to the company’s share of undivided interest in activities conducted jointly with other companies are approximately $37 million per year.

Other commitments arising in the normal course of business for operating and capital needs do not materially affect the company’s consolidated financial position.

The company was contingently liable at December 31, 2004, for a maximum of $175 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the death or resignation of the associate. The company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payments under the guarantees.

The company provides in its financial statements for asset retirement obligations and other environmental liabilities (see accounting policies on page F-8). Provision is not made with respect to those manufacturing, distribution and marketing facilities with indeterminate useful lives, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates. These are primarily currently operated sites. These costs are not expected to have a material effect on the company’s current consolidated financial position.

Various lawsuits are pending against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect upon the company’s operations or financial condition. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

13. Common shares

The number of authorized common shares of the company as at December 31, 2004, was 450,000,000, unchanged from January 1, 2003.

From 1995 to 2003, the company purchased shares under nine 12-month normal course share-purchase programs, as well as an auction tender. On June 23, 2004, another 12-month normal course share-purchase program was implemented with an allowable purchase of 17.9 million shares (five percent of the total at June 21, 2004), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are shown below.

	Purchased	Millions of
Year	shares	dollars

1995 to 2002	202 661 201	5 169
2003	16 259 538	799
2004	13 606 712	872

Cumulative purchases to date	232 527 451	6 840

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

Notes to consolidated financial statements (continued)

The company’s common share activities are summarized below:

		At stated value,
	Thousands	millions
	of shares	of dollars

Balance as at January 1, 2002	379 159	1 941
Issued for cash under the stock option plan	—	—
Purchases	(296)	(2)

Balance as at December 31, 2002	378 863	1 939
Issued for cash under the stock option plan	49	2
Purchases	(16 259)	(82)

Balance as at December 31, 2003	362 653	1 859
Issued for cash under the stock option plan	274	13
Purchases	(13 607)	(71)

Balance as at December 31, 2004	349 320	1 801

The following table provides the calculation of basic and diluted earnings per share:

	2004	2003	2002

Net income per common share – basic
Income before cumulative effect of accounting change (millions of dollars)	2 052	1 701	1 214
Net income (millions of dollars)	2 052	1 705	1 214
Weighted average number of common shares outstanding (thousands of shares)	356 834	372 011	378 875

Net income per common share (dollars)
Income before cumulative effect of accounting change	5.75	4.57	3.20
Cumulative effect of accounting change, after income tax	—	0.01	—

Net income	5.75	4.58	3.20

Net income per common share – diluted
Income before cumulative effect of accounting change (millions of dollars)	2 052	1 701	1 214
Net income (millions of dollars)	2 052	1 705	1 214
Weighted average number of common shares outstanding (thousands of shares)	356 834	372 011	378 875
Effect of employee stock-based awards (thousands of shares)	818	143	1

Weighted average number of common shares outstanding,
assuming dilution (thousands of shares)	357 652	372 154	378 876
Net income per common share (dollars)
Income before cumulative effect of accounting change	5.74	4.57	3.20
Cumulative effect of accounting change, after income tax	—	0.01	—

Net income	5.74	4.58	3.20

14.  Miscellaneous financial information

In 2004, net income included an after-tax gain of $23 million (2003 – $9 million gain; 2002 – $2 million loss) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2004, by $1,013 million (2003 – $797 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2004	2003

Crude oil	165	161
Petroleum products	190	175
Chemical products	59	57
Natural gas and other	18	14

Total inventories of crude oil and products	432	407

Research and development costs in 2004 were $70 million (2003 – $63 million; 2002 – $64 million) before investment tax credits earned on these expenditures of $7 million (2003 – $10 million; 2002 – $10 million). The net costs are included in expenses due to the uncertainty of future benefits.

Cash flow from operating activities included dividends of $18 million received from equity investments in 2004 (2003 – $15 million; 2002 – $18 million).

15. Financing costs

millions of dollars	2004	2003	2002

Debt-related interest	37	38	40
Capitalized interest	(34)	(33)	(12)

Net interest expense	3	5	28
Other interest	4	4	2

Total interest expense (a)	7	9	30
Foreign-exchange expense/(gain) on long-term debt	—	(129)	(10)

Total financing costs	7	(120)	20

(a)	Cash interest payments in 2004 were $41 million (2003 — $38 million; 2002 — $41 million). The weighted-average interest rate on short-term borrowings in 2004 was 2.3 percent (2003 — 3.1 percent).

16. Transactions with related parties

Revenues and expenses of the company also include the results of transactions with Exxon Mobil Corporation and affiliated companies (ExxonMobil) in the normal course of operations. These were conducted on terms as favourable as they would have been with unrelated parties and primarily consisted of the purchase and sale of crude oil, petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of natural resource activities conducted jointly in Canada. The company has agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The amounts paid or received have been reflected in the statement of income as shown below.

millions of dollars	2004	2003	2002

Total revenues	1 580	950	1 036
Purchases of crude oil and products	3 133	2 464	2 134
Total expenses	43	14	57

Accounts payable due to Exxon Mobil Corporation at December 31, 2004, with respect to the above transactions were $67 million (2003 — $167 million).

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.

During 2003, the company borrowed $818 million (Cdn) from Exxon Overseas Corporation under two long-term loan agreements as presented in note 3. Interest paid on the loans in 2004 was $20 million (2003 — $14 million).

During 2004, the company extended loans of $32 million to Montreal Pipe Line Limited, in which the company has an equity interest, for financing of the equity company’s capital expenditure programs and working capital requirements.

17. Net payments/payables to governments

millions of dollars	2004	2003	2002

Current income tax expense (note 4)	1 103	610	718
Federal excise tax	1 264	1 254	1 231
Property taxes included in expenses	85	80	85
Payroll and other taxes included in expenses	50	52	51
GST/QST/HST collected (a)	2 297	2 015	1 717
GST/QST/HST input tax credits (a)	(1 948)	(1705)	(1368)
Other consumer taxes collected for governments	1 670	1 662	1 589
Crown royalties	472	418	314

Total paid or payable to governments	4 993	4 386	4 337
Less investment tax credits and other receipts	14	30	12

Net paid or payable to governments	4 979	4 356	4 325

Net payments to:
Federal government	2 472	2 061	2 171
Provincial governments	2 422	2 215	2 069
Local governments	85	80	85

Net paid or payable to governments	4 979	4 356	4 325

(a)	The abbreviations refer to the federal goods and services tax, the Quebec sales tax and the federal/provincial harmonized sales tax, respectively. The HST is applicable in the provinces of Nova Scotia, New Brunswick and Newfoundland and Labrador.