Form 10-Q
period 2005-03-31
IMPERIAL OIL LTD
filed 2005-05-09
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐ Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission file number 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 St. Clair Avenue West, Toronto, Ontario, Canada	M5W 1K3
(Address of principal executive offices)	(Postal Code)

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

The number of common shares outstanding, as of March 31, 2005, was 345,887,125.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

IMPERIAL OIL LIMITED

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

	Three months
	to March 31
millions of Canadian dollars	2005	2004

REVENUES
Operating revenues (a)(b)(2)	5,940	5,056
Investment and other income (4)	18	11

TOTAL REVENUES	5,958	5,067

EXPENSES
Exploration	21	16
Purchases of crude oil and products (b)(2)	3,639	2,833
Production and manufacturing (5)	817	683
Selling and general (5)(6)	346	293
Federal excise tax (a)	307	304
Depreciation and depletion	238	216
Financing costs (7)	2	2

TOTAL EXPENSES	5,370	4,347

INCOME BEFORE INCOME TAXES	588	720

INCOME TAXES	195	254

NET INCOME (3)	393	466

NET INCOME PER COMMON SHARE — BASIC (dollars) (9)	1.13	1.29
NET INCOME PER COMMON SHARE — DILUTED (dollars) (9)	1.12	1.29
DIVIDENDS PER COMMON SHARE	0.22	0.22

(a) Federal excise tax included in operating revenues	307	304
(b) Amounts included in operating revenues for purchase / sale contracts with the same counterparty (associated costs are included in “purchases of crude oil and products”)	917	805

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

	Three months
	to March 31
millions of Canadian dollars	2005	2004

OPERATING ACTIVITIES
Net income	393	466
Adjustment for non-cash items:
Depreciation and depletion	238	216
(Gain)/loss on asset sales, after income tax (4)	(2)	(1)
Deferred income taxes and other	(63)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(209)	(179)
Inventories and prepaids	(324)	(295)
Income taxes payable	(312)	39
Accounts payable	502	151
All other items — net (a)	(280)	40

CASH FROM (USED IN) OPERATING ACTIVITIES	(57)	398

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(304)	(327)
Proceeds from asset sales	7	13

CASH FROM (USED IN) INVESTING ACTIVITIES	(297)	(314)

FINANCING ACTIVITIES
Repayment of long-term debt	(1)	—
Issuance of common shares under stock option plan	13	6
Common shares purchased (9)	(323)	(147)
Dividends paid	(77)	(80)

CASH FROM (USED IN) FINANCING ACTIVITIES	(388)	(221)

INCREASE (DECREASE) IN CASH	(742)	(137)
CASH AT BEGINNING OF PERIOD	1,279	448

CASH AT END OF PERIOD	537	311

(a)	Includes contribution to registered pension plan of $339 million (2004 — $2 million).

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Mar. 31	Dec. 31
millions of Canadian dollars	2005	2004

ASSETS
Current assets
Cash	537	1,279
Accounts receivable, less estimated doubtful accounts	1,835	1,626
Inventories of crude oil and products	669	432
Materials, supplies and prepaid expenses	198	112
Deferred income tax assets	576	448

Total current assets	3,815	3,897

Investments and other long-term assets	127	130

Property, plant and equipment at cost,	20,784	20,503
less accumulated depreciation and depletion	(11,075)	(10,856)

Property, plant and equipment (net)	9,709	9,647

Goodwill	204	204
Other intangible assets, net	149	149

TOTAL ASSETS	14,004	14,027

LIABILITIES
Current liabilities
Short-term debt	81	81
Accounts payable and accrued liabilities	3,025	2,525
Income taxes payable	745	1,057
Current portion of long-term debt	1,313	995

Total current liabilities	5,164	4,658

Long-term debt (8)	48	367
Other long-term obligations (10)	1,241	1,525
Deferred income tax liabilities	1,222	1,155

TOTAL LIABILITIES	7,675	7,705

SHAREHOLDERS’ EQUITY
Common shares at stated value (9)	1,795	1,801
Earnings reinvested (11)	4,902	4,889
Accumulated other nonowner changes in equity (12)	(368)	(368)

TOTAL SHAREHOLDERS’ EQUITY	6,329	6,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	14,004	14,027

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of financial statement preparation

These unaudited consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the company’s 2004 Annual Report on Form 10-K. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2005, and December 31, 2004, and the results of operations and changes in cash flows for the three months ending March 31, 2005, and 2004. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful effort” method.

The results for the three months ending March 31, 2005, are not necessarily indicative of the operations to be expected for the full year.

All figures are in millions of Canadian dollars unless otherwise stated.

2. Accounting for purchases and sales of inventory with the same counterparty

At its November 2004 meeting, the Emerging Issues Task Force (EITF) began discussion of Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF did not reach consensus on this issue, but requested the FASB staff to further explore the alternative views. The issue is expected to be addressed at a future EITF meeting.

The company records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts. This accounting treatment is consistent with long-term, predominant industry practice based on the company’s knowledge of the industry (although the company understands that some companies in the oil and gas industry may be accounting for these transactions differently as nonmonetary exchanges). Should the EITF reach a consensus on the issue requiring these transactions to be recorded as exchanges measured at book value, the company’s reported amounts in “operating revenues” and “purchases of crude oil and products” on the consolidated statement of income would be lower by associated amounts with no impact on net income. All operating segments would be impacted by this change, but the largest effects are in the petroleum products segment.

In its 2004 Form 10-K, the company disclosed that it would provide estimates of these amounts in the second quarter of 2005 at the completion of a special effort to accumulate the information. This special effort was needed because it has not been necessary to identify these monetary transactions separately from the other monetary purchases and monetary sales. This effort has been completed and the purchase/sale amounts included in revenue for 2004, 2003 and 2002 are shown below along with total “operating revenues” to provide context.

millions of dollars	2004	2003	2002

Operating revenues	22,408	19,094	16,890
Amounts included in operating revenues for purchase/sale contracts with the same counterparty (a)	3,584	2,851	2,431
Percent of operating revenues	16%	15%	14%

(a)	Associated costs are in “purchases of crude oil and products”

The company’s net income would not be impacted if the EITF reached a consensus on use of an alternative accounting approach and the company was required to reduce “operating revenues” and “purchases of crude oil and products” by the above amounts.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued...)
(unaudited)

3. Business segments

	Natural		Petroleum
Three months to March 31	Resources		Products		Chemicals
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES
External sales (a)	999	890	4,599	3,923	342	243
Intersegment sales (b)	700	639	596	369	78	65
Investment and other income	—	—	11	8	—	—

TOTAL REVENUES	1,699	1,529	5,206	4,300	420	308

EXPENSES
Exploration (c)	21	16	—	—	—	—
Purchases (b)	647	478	4,083	3,206	283	222
Production and manufacturing	472	381	296	258	49	44
Selling and general	20	4	294	269	32	20
Federal excise tax	—	—	307	304	—	—
Depreciation and depletion	176	153	59	59	3	3
Financing costs	—	—	—	—	—	—

TOTAL EXPENSES	1,336	1,032	5,039	4,096	367	289

INCOME BEFORE INCOME TAXES	363	497	167	204	53	19
INCOME TAXES	121	178	55	69	19	7

NET INCOME	242	319	112	135	34	12

Export sales to the United States	337	332	166	254	198	138
Cash flows from (used in) operating activities	17	395	(98)	(4)	25	3
CAPEX (c)	243	275	70	64	3	6
Total assets as at March 31 (b)	7,002	6,559	6,253	5,783	504	486

	Corporate
Three months to March 31	and Other		Consolidated
millions of dollars	2005	2004	2005	2004

REVENUES
External sales (a)	—	—	5,940	5,056
Intersegment sales (b)	—	—	—	—
Investment and other income	7	3	18	11

TOTAL REVENUES	7	3	5,958	5,067

EXPENSES
Exploration (c)	—	—	21	16
Purchases (b)	—	—	3,639	2,833
Production and manufacturing	—	—	817	683
Selling and general	—	—	346	293
Federal excise tax	—	—	307	304
Depreciation and depletion	—	1	238	216
Financing costs	2	2	2	2

TOTAL EXPENSES	2	3	5,370	4,347

INCOME BEFORE INCOME TAXES	5	—	588	720
INCOME TAXES	—	—	195	254

NET INCOME	5	—	393	466

Export sales to the United States	—	—	701	724
Cash flows from (used in) operating activities	(1)	4	(57)	398
CAPEX (c)	9	8	325	353
Total assets as at March 31 (b)	650	368	14,004	12,826

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued...)
(unaudited)

3. Business segments (continued...)

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Consolidated amounts exclude intersegment transactions, as follows:

	Three months
	2005	2004

Purchases	1,374	1,073

Total intersegment sales	1,374	1,073

Intersegment receivables and payables	405	370

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

4. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Three months
	to March 31
millions of dollars	2005	2004

Proceeds from asset sales	7	13
Book value of assets sold	5	12

Gain/(loss) on asset sales, before tax	2	1

Gain/(loss) on asset sales, after tax	2	1

5. Employee retirement benefits

The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

	Three months
	to March 31
millions of dollars	2005	2004

Pension benefits:
Current service cost	22	20
Interest cost	60	59
Expected return on plan assets	(64)	(56)
Amortization of prior service cost	6	7
Recognized actuarial loss	21	17

Net benefit cost	45	47

Other post-retirement benefits:
Current service cost	2	2
Interest cost	6	6
Recognized actuarial loss	2	1

Net benefit cost	10	9

6. Headquarters relocation

On September 29, 2004, the company announced its intention to relocate its head office from Toronto, Ontario, to Calgary, Alberta. Completion of the move is expected by August 2005.

Expenses in connection with the headquarters relocation activity are expected to total approximately $85 million ($57 million, after tax) most of which are expected to be recognized in the second and third quarter of 2005 in conjunction with employee relocations and compensation payments for employees who choose not to move.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued...)
(unaudited)

7. Financing costs

	Three months
	to March 31
millions of dollars	2005	2004

Debt related interest	11	10
Capitalized interest	(9)	(8)

Net interest expense	2	2
Other interest	—	—

Total financing costs	2	2

8. Long-term debt

			As at	As at
			Mar. 31	Dec. 31
			2005	2004

Issued	Maturity date	Interest rate	millions of dollars

2003	$250 million due May 26, 2005 and $250 million due August 26, 2005	Variable	—	—

2003	January 19, 2006	Variable	—	318

Long-term debt			—	318
Capital leases			48	49

Total long-term debt (a)			48	367

(a)	These amounts exclude that portion of long-term debt totalling $1,313 million (December 31, 2004 - $995 million), which matures within one year and is included in current liabilities.

9. Common shares

	As at	As at
	Mar. 31	Dec. 31
thousands of shares	2005	2004

Authorized	450,000	450,000
Common shares outstanding	345,887	349,320

In 1995 through 2003, the company purchased shares under nine 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2004, another 12-month normal course program was implemented with an allowable purchase of up to 17.9 million shares (five percent of the total on June 21, 2004), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars

1995 - 2003	218.9	5,968
2004 - First quarter	2.5	147
Full year	13.6	872
2005 - First quarter	3.7	323
Cumulative purchases to date	236.2	7,163

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued...)
(unaudited)

9. Common shares (continued...)

The following table provides the calculation of basic and diluted net income per share:

	Three months
	to March 31
	2005	2004

Net income per common share — basic
Net income (millions of dollars)	393	466

Weighted average number of common shares outstanding (millions of shares)	348.3	361.7

Net income per common share (dollars)	1.13	1.29

Net income per common share — diluted
Net income (millions of dollars)	393	466

Weighted average number of common shares outstanding (millions of shares)	348.3	361.7
Effect of employee stock-based awards (millions of shares)	1.2	0.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	349.5	362.4

Net income per common share (dollars)	1.12	1.29

If the provisions for expensing the value of employee stock options of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” had been adopted prior to January 1, 2003, the impact on compensation expense, net income and net income per share for the first quarter in 2004 would have been negligible. All expenses for employee stock options would have been recognized in net income as of December 31, 2004.

10. Other long-term obligations

	As at	As at
	Mar. 31	Dec. 31
millions of dollars	2005	2004

Employee retirement benefits (a)	755	1,052
Asset retirement obligations and other environmental liabilities (b)	379	380
Other obligations	107	93

Total other long-term obligations	1,241	1,525

(a)	Total recorded employee retirement benefits obligations also include $48 million in current liabilities (December 31, 2004 — $48 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2004 — $76 million).

11. Earnings reinvested

	Three months
	to March 31
millions of dollars	2005	2004

Earnings reinvested at beginning of period	4,889	3,952
Net income for the period	393	466
Share purchases in excess of stated value	(304)	(134)
Dividends	(76)	(80)

Earnings reinvested at end of period	4,902	4,204

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued...)
(unaudited)

12. Nonowner changes in shareholders’ equity

	Three months
	to March 31
millions of dollars	2005	2004

Net income	393	466
Other nonowner changes in equity (a)	—	—

Total nonowner changes in shareholders’ equity	393	466

(a)	Minimum pension liability adjustment.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the first quarter of 2005 was $393 million or $1.12 a share on a diluted basis, versus $466 million or $1.29 a share for the same period last year.

Lower earnings were mainly due to the negative impact of about $130 million from lower volumes and higher maintenance costs associated with a major coker turnaround at Syncrude. The company’s excellent 2004 operating performance continued into the first quarter of 2005 with strong performances at Cold Lake, downstream and chemical facilities more than offsetting the natural decline in conventional crude oil and natural gas operations.

Strong light crude oil and natural gas prices and industry refining and petrochemical margins totalling about $250 million were favourable compared to the first quarter of 2004, but their positive impact on earnings were moderated by lower Cold Lake bitumen realizations of about $50 million and the impact of a higher Canadian dollar of about $80 million. The lower earnings were also due to higher stock-related compensation expenses of about $80 million primarily as a result of the significant increase in the company’s share price. Recognizing stock-related compensation expenses in earnings, on the basis of market prices of the company’s shares, has been a long-standing, transparent accounting practice of the company.

Total revenues were $5,958 million in the first quarter versus $5,067 million in the corresponding period last year.

Natural resources
During the first quarter of 2005, net income from natural resources was $242 million compared with $319 million in the same period last year. Earnings decreased due to lower production and higher maintenance costs at Syncrude, lower Cold Lake bitumen realizations, lower conventional crude oil and natural gas liquids (NGLs) volumes and the negative impact of a higher Canadian dollar totalling $270 million. These factors were partly offset by higher realizations for light crude oil and natural gas, and higher Cold Lake bitumen volumes totalling $220 million. Increased stock-related compensation expenses also contributed to the decline.

While U.S. dollar Brent crude oil prices averaged about 50 percent higher in the first quarter, the company’s Canadian dollar realizations for conventional crude oil at $58.28 a barrel, compared with $42.70 a barrel in the same period last year, were 36 percent higher mainly because of a stronger Canadian dollar. Average realizations for Cold Lake bitumen in the first quarter of 2005 were about 25 percent lower than those of the same period in 2004, reflecting a significant widening of price spread between light crude oil and Cold Lake bitumen. The company’s realizations for natural gas were slightly higher, averaging $7.02 a thousand cubic feet in the first quarter of 2005, compared with $6.58 during the same period last year.

In the first quarter, total gross production of crude oil and natural gas liquids (NGLs) was 260 thousand barrels a day versus 263 thousand barrels in the same period last year.

Gross production of Cold Lake bitumen was higher, averaging 152 thousand barrels a day during the first quarter of 2005 versus 121 thousand barrels in the first quarter of 2004, due to the cyclic nature of production at Cold Lake.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

Gross production from the company’s share of Syncrude decreased to 39 thousand barrels a day from 63 thousand barrels in the first quarter of 2004. Advancing the originally planned second-quarter coker turnaround into the first quarter and higher unplanned maintenance to other processing units were the main reasons for lower production volumes. The turnaround was completed in early April and all processing units returned to normal operation.

During the first three months this year, gross production of conventional crude oil averaged 40 thousand barrels a day versus 44 thousand barrels a day in the first quarter of 2004. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

Gross production of NGLs available for sale decreased to 29 thousand barrels a day in the first quarter of 2005 from 35 thousand barrels last year, mainly due to declining NGL content of Wizard Lake gas production.

For the first quarter, gross production of natural gas averaged 585 million cubic feet a day, essentially flat compared to last year.

Effective April 1, 2005, the company and an affiliate of Exxon Mobil Corporation in Canada have agreed to combine their respective Western Canada production organizations into one single organization. Under the consolidation, Imperial will operate all Western Canada properties. There are no asset ownership changes. The consolidation is expected to result in efficiencies from a streamlined organization.

On April 28, 2005, the company, on behalf of the Mackenzie Gas Project coventurers, announced a decision to halt the project execution activities due to insufficient progress on key areas critical to the project — the finalization of benefits and access agreements and the establishment of a clear regulatory process, including timeliness. However, the project proponents are continuing all work associated with advancing the regulatory review process, which is currently focused on providing regulators with the information they require.

Petroleum products
The net income from petroleum products was $112 million in the first quarter of 2005, compared with $135 million during the same period a year ago. Lower earnings were mainly due to the unfavourable impact of a higher Canadian dollar, higher stock-related compensation expenses, partly offset by stronger industry refining margins.

Operating performance in the company’s refining businesses remained strong through the first quarter of 2005. Refinery utilization was 96 percent and total refinery throughput was more than 76 million litres a day.

Chemicals
Net income in the first quarter of 2005 from chemical operations was $34 million, compared with $12 million during the same period last year. Earnings increased because of higher margins and volumes for polyethylene and benzene as a result of increased industry demand.

Corporate and other
Net income from corporate and other operations was positive $5 million in the first quarter of 2005, compared with nil in the same period last year. Earnings increased mainly due to interest income on a higher average cash balance.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was negative $57 million during the first quarter of 2005, compared with $398 million in the same period last year. The decrease in cash inflow was mainly due to the timing of scheduled income tax payments, additional funding contribution to the employee pension plan and lower net income.

During the first quarter of 2005, capital and exploration expenditures were $325 million, compared with $353 million during the corresponding period a year ago. For the resources segment, capital and exploration expenditures were used mainly at Syncrude to maintain and expand production capacity. Capital expenditures for the products segment were used on the project to reduce sulphur content in diesel fuels.

During the first quarter, the company continued its share-purchase program and bought 3.7 million shares for $323 million under a normal course issuer bid that began on June 23, 2004, which has an allowable maximum purchase of 17.9 million shares. The maximum number of shares that may yet be purchased under the current program is about six million.

Total cash dividends of $77 million were paid in the first quarter of 2005, down from $80 million paid in the same period last year as a result of the company’s share-purchase program. Per-share dividends paid in the first quarter were $0.22, unchanged from the same quarter last year.

The above factors led to a decrease in the company’s balance of cash and marketable securities to $537 million at March 31, 2005, from $1,279 million at the end of 2004.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2005 does not differ materially from that discussed on page 26 in the company’s annual report on Form 10-K for the year ended December 31, 2004, except for the following sensitivity:

Earnings sensitivity (a) millions of dollars after tax

Eight cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 400

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2004 year-end by about $18 million (after tax) for each one-cent difference. This is primarily due to the increase in crude oil prices and industry refining margins.

(a)  The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2005. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

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

During the period January 1, 2005 to March 31, 2005, the company issued 254,400 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the company, in sales of those common shares outside the U.S.A. which were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

(d) Maximum
			(c) Total	Number (or
			Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares
			Purchased	(or Units)
	(a) Total		as Part of	that may yet
	Number	(b) Average	Publicly	be Purchased
	of Shares	Price Paid	Announced	under the
	(or Units)	per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs
January 2005 (January 1 - January 31)	77,315	$73.64	77,315	9,560,880
February 2005 (February 1 - February 28)	1,571,807	$84.06	1,571,807	7,962,114
March 2005 (March 1 - March 31)	2,067,198	$89.72	2,067,198	5,869,362

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2004 under which the company may purchase up to 17,864,398 of its outstanding common shares less any shares purchased by the employee savings plan and company pension fund. If not previously terminated, the program will terminate on June 22, 2005.

IMPERIAL OIL LIMITED

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 21, 2005, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: B.J. Fischer 306,821,599 shares for and 288,434 shares withheld, T.J. Hearn 306,809,615 shares for and 300,418 shares withheld, J.M. Mintz 306,824,990 shares for and 285,043 shares withheld, R. Phillips 306,874,883 shares for and 235,150 shares withheld, J.F. Shepard 306,875,050 shares for and 234,983 shares withheld, P.A. Smith 306,820,315 shares for and 289,718 shares withheld, S.D. Whittaker 306,860,504 shares for and 249,529 shares withheld, J.M. Yeager 306,805,978 shares for and 304,055 shares withheld, and V.L. Young 306,873,377 shares for and 236,656 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 306,761,075 shares for and 314,985 shares withheld from the reappointment of the auditors.

There were two shareholders’ proposals voted on at the annual meeting of shareholders.

A shareholder’s proposal that the company’s board of directors prepare a report to shareholders by October 2005 (at reasonable cost and omitting proprietary information) verified by an independent third party with professional competency in this area, on potential risks and liabilities to the company arising from the range of climate changes and their effects (as reported by the IPCC), and an assessment of the strategies and initiatives that may be undertaken by the company to address those risks and liabilities, was defeated by a vote of 299,799,809 shares against and 2,809,745 shares for.

A shareholder’s proposal that the company’s board of directors prepare a report by September 2005 (at reasonable cost and omitting proprietary information) to describe how the company could promote and participate in the growing market in wind, solar, and other renewable sources of energy, particularly within Canada, was defeated by a vote of 300,943,049 shares against and 1,663,246 shares for.

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

IMPERIAL OIL LIMITED (Registrant)
Date: May 6, 2005	/s/ Paul A. Smith
(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: May 6, 2005	/s/ Marilyn Henderson
(Signature)
Marilyn Henderson Assistant Secretary