Form 10-Q
period 2005-06-30
IMPERIAL OIL LTD
filed 2005-08-09
CIK 49938

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
The number of common shares outstanding, as of June 30, 2005, was 340,830,234.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Six months
	Second quarter		to June 30
millions of Canadian dollars	2005	2004	2005	2004

REVENUES AND OTHER INCOME
Operating revenues (a)(b)(13)	6,710	5,439	12,650	10,495
Investment and other income (4)	92	27	110	38

TOTAL REVENUES AND OTHER INCOME	6,802	5,466	12,760	10,533

EXPENSES
Exploration	6	15	27	31
Purchases of crude oil and products (b) (2)	4,250	3,174	7,889	6,007
Production and Manufacturing (5)	850	738	1,667	1,421
Selling and general (5) (6)	335	304	681	597
Federal excise tax (a)	323	314	630	618
Depreciation and depletion	217	219	455	435
Financing costs (7)	8	3	10	5

TOTAL EXPENSES	5,989	4,767	11,359	9,114

INCOME BEFORE INCOME TAXES	813	699	1,401	1,419

INCOME TAXES	274	195	469	449

NET INCOME (3)	539	504	932	970

NET INCOME PER COMMON SHARE — BASIC (dollars) (10)	1.56	1.40	2.69	2.69
NET INCOME PER COMMON SHARE — DILUTED (dollars) (10)	1.56	1.40	2.68	2.69
DIVIDENDS PER COMMON SHARE (dollars)	0.24	0.22	0.46	0.44

(a) Federal excise tax included in operating revenues	323	314	630	618

(b) Amounts included in operating revenues for purchase/sale contracts with the same counterparty (associated costs are included in “purchases of crude oil and products”)	1,176	815	2,093	1,620
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

			Six months
	Second quarter		to June 30
millions of Canadian dollars	2005	2004	2005	2004

OPERATING ACTIVITIES
Net income	539	504	932	970
Adjustment for non-cash items:
Depreciation and depletion	217	219	455	435
(Gain)/loss on asset sales, after income tax (4)	(55)	(13)	(57)	(14)
Deferred income taxes and other	(88)	(115)	(151)	(154)
Changes in operating assets and liabilities:
Accounts receivable	29	(4)	(180)	(183)
Inventories and prepaids	(35)	93	(359)	(202)
Income taxes payable	124	104	(188)	143
Accounts payable	41	(133)	543	18
All other items — net (a)	55	35	(225)	75

CASH FROM (USED IN) OPERATING ACTIVTIES	827	690	770	1,088

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(347)	(289)	(651)	(616)
Proceeds from asset sales	98	53	105	66
Loans to equity company	—	(32)	—	(32)

CASH FROM (USED IN) INVESTING ACTIVITIES	(249)	(268)	(546)	(582)

FINANCING ACTIVITIES
Short-term debt — net	18	9	18	9
Repayment of long-term debt	(19)	(8)	(20)	(8)
Issuance of common shares under stock option plan	6	1	19	7
Common shares purchased (10)	(479)	(216)	(802)	(363)
Dividends paid	(77)	(80)	(154)	(160)

CASH FROM (USED IN) FINANCING ACTIVITIES	(551)	(294)	(939)	(515)

INCREASE (DECREASE) IN CASH	27	128	(715)	(9)
CASH AT BEGINNING OF PERIOD	537	311	1,279	448

CASH AT END OF PERIOD	564	439	564	439

(a) Includes contribution to registered pension plans	(3)	(3)	(342)	(5)
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	June 30	Dec.31
millions of Canadian dollars	2005	2004

ASSETS
Current assets
Cash	564	1,279
Accounts receivable, less estimated doubtful accounts	1,806	1,626
Inventories of crude oil and products	716	432
Materials, supplies and prepaid expenses	187	112
Deferred income tax assets	620	448

Total current assets	3,893	3,897

Investments and other long-term assets	128	130

Property, plant and equipment	21,055	20,503
less accumulated depreciation and depletion	(11,234)	(10,856)

Property, plant and equipment (net)	9,821	9,647

Goodwill	204	204
Other intangible assets, net	147	149

TOTAL ASSETS	14,193	14,027

LIABILITIES
Current liabilities
Short-term debt	99	81
Accounts payable and accrued liabilities (6)	3,072	2,525
Income taxes payable	874	1,057
Current portion of long-term debt (8)	795	995

Total current liabilities	4,840	4,658

Long-term debt (8)	547	367
Other long-term obligations (9)	1,297	1,525
Deferred income tax liabilities	1,197	1,155

TOTAL LIABILITIES	7,881	7,705

SHAREHOLDERS’ EQUITY
Common shares at stated value (10)	1,774	1,801
Earnings reinvested (11)	4,906	4,889
Accumulated other nonowner changes in equity (12)	(368)	(368)

TOTAL SHAREHOLDERS’ EQUITY	6,312	6,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	14,193	14,027

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the company’s 2004 Annual Report on Form 10-K. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2005, and December 31, 2004, and the results of operations and changes in cash flows for the three months ending June 30, 2005, and 2004. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful effort” method.
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
The company records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur separately, in individual contracts. This accounting treatment is consistent with long-term, predominant industry practice based on the company’s knowledge of the industry (although the company understands that some companies in the oil and gas industry may be accounting for these transactions differently as nonmonetary exchanges). Should the EITF reach a consensus on the issue requiring these transactions to be recorded as exchanges measured at book value, the company’s reported amounts in “operating revenues” and “purchases of crude oil and products” on the consolidated statement of income would be lower by associated amounts with no impact on net income. All operating segments would be impacted by this change, but the largest effects are in the petroleum products segment.
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments

	Natural		Petroleum
Second quarter	Resources		Products		Chemicals
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	1,098	855	5,297	4,265	315	319
Intersegment sales	853	692	524	407	83	73
Investment and other income	70	18	18	7	—	—

	2,021	1,565	5,839	4,679	398	392

EXPENSES
Exploration (b)	6	15	—	—	—	—
Purchases	713	490	4,722	3,585	274	271
Production and manufacturing	458	404	339	286	54	48
Selling and general	13	6	299	272	23	26
Federal excise tax	—	—	323	314	—	—
Depreciation and depletion	154	156	59	58	3	3
Financing costs	—	—	1	1	—	—

TOTAL EXPENSES	1,344	1,071	5,743	4,516	354	348

INCOME BEFORE INCOME TAXES	677	494	96	163	44	44
INCOME TAXES	228	126	32	55	15	15

NET INCOME	449	368	64	108	29	29

Export sales to the United States	364	335	233	221	172	185
Cash flows from (used in) operating activities	527	438	255	204	48	45
CAPEX(b)	218	249	127	54	4	2

	Corporate
Second quarter	and Other		Eliminations		Consolidated
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	6,710	5,439
Intersegment sales	—	—	(1,460)	(1,172)	—	—
Investment and other income	4	2	—	—	92	27

	4	2	(1,460)	(1,172)	6,802	5,466

EXPENSES
Exploration (b)	—	—	—	—	6	15
Purchases	—	—	(1,459)	(1,172)	4,250	3,174
Production and manufacturing	—	—	(1)	—	850	738
Selling and general	—	—	—	—	335	304
Federal excise tax	—	—	—	—	323	314
Depreciation and depletion	1	2	—	—	217	219
Financing costs	7	2	—	—	8	3

TOTAL EXPENSES	8	4	(1,460)	(1,172)	5,989	4,767

INCOME BEFORE INCOME TAXES	(4)	(2)	—	—	813	699
INCOME TAXES	(1)	(1)	—	—	274	195

NET INCOME	(3)	(1)	—	—	539	504

Export sales to the United States	—	—	—	—	769	741
Cash flows from (used in) operating activities	(3)	3	—	—	827	690
CAPEX (b)	4	6	—	—	353	311

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments (continued)

	Natural		Petroleum
Six months to June 30	Resources		Products		Chemicals
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	2,097	1,745	9,896	8,188	657	562
Intersegment sales	1,553	1,331	1,120	776	161	138
Investment and other income	70	18	29	15	—	—

	3,720	3,094	11,045	8,979	818	700

EXPENSES
Exploration (b)	27	31	—	—	—	—
Purchases	1,360	968	8,805	6,791	557	493
Production and manufacturing	930	785	635	544	103	92
Selling and general	33	10	593	541	55	46
Federal excise tax	—	—	630	618	—	—
Depreciation and depletion	330	309	118	117	6	6
Financing costs	—	—	1	1	—	—

TOTAL EXPENSES	2,680	2,103	10,782	8,612	721	637

INCOME BEFORE INCOME TAXES	1,040	991	263	367	97	63
INCOME TAXES	349	304	87	124	34	22

NET INCOME	691	687	176	243	63	41

Export sales to the United States	701	667	399	475	370	323
Cash flows from (used in) operating activities	544	833	157	200	73	48
CAPEX (b)	461	524	197	118	7	8
Total assets as at June 30	7,127	6,664	6,349	5,713	484	493
Capital employed as at June 30	4,297	4,011	2,621	2,756	193	230

	Corporate
Six months to June 30	and Other		Eliminations		Consolidated
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	12,650	10,495
Intersegment sales	—	—	(2,834)	(2,245)	—	—
Investment and other income	11	5	—	—	110	38

	11	5	(2,834)	(2,245)	12,760	10,533

EXPENSES
Exploration (b)	—	—	—	—	27	31
Purchases	—	—	(2,833)	(2,245)	7,889	6,007
Production and manufacturing	—	—	(1)	—	1,667	1,421
Selling and general	—	—	—	—	681	597
Federal excise tax	—	—	—	—	630	618
Depreciation and depletion	1	3	—	—	455	435
Financing costs	9	4	—	—	10	5

TOTAL EXPENSES	10	7	(2,834)	(2,245)	11,359	9,114

INCOME BEFORE INCOME TAXES	1	(2)	—	—	1,401	1,419
INCOME TAXES	(1)	(1)	—	—	469	449

NET INCOME	2	(1)	—	—	932	970

Export sales to the United States	—	—	—	—	1,470	1,465
Cash flows from (used in) operating activities	(4)	7	—	—	770	1,088
CAPEX (b)	13	14	—	—	678	664
Total assets as at June 30	680	499	(447)	(360)	14,193	13,009
Capital employed as at June 30	702	479	—	—	7,813	7,476

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2005	2004	2005	2004

Proceeds from asset sales	98	53	105	66
Book value of assets sold	20	35	25	47

Gain/(loss) on asset sales, before tax (a)	78	18	80	19

Gain/(loss) on asset sales, after tax (a)	55	13	57	14

(a)	Second quarter 2005 included gains of $66 million ($43 million after tax) from the sale of the Berrymoor and Buck Creek producing properties. Second quarter 2004 included a gain of $16 million ($12 million after tax) from the sale of the Mid Alberta Pipeline.
5. Employee retirement benefits
The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2005	2004	2005	2004

Pension benefits:
Current service cost	21	19	43	39
Interest cost	60	59	120	118
Expected return on plan assets	(64)	(56)	(128)	(112)
Amortization of prior service cost	6	7	12	14
Recognized actuarial loss	21	17	42	34

Net benefit cost	44	46	89	93

Other post-retirement benefits:
Current service cost	2	1	4	3
Interest cost	6	6	12	12
Recognized actuarial loss	1	1	3	2

Net benefit cost	9	8	19	17

6. Headquarters relocation
On September 29, 2004, the company announced its intention to relocate its head office from Toronto, Ontario, to Calgary, Alberta. Completion of the move is expected by August 2005.
Expenses in connection with the headquarters relocation activity are expected to total approximately $85 million ($57 million, after tax) most of which are expected to be recognized in the second and third quarter of 2005 in conjunction with employee relocations and compensation payments for employees who choose not to move. All such expenses are included in “selling and general” on the consolidated statement of income.
The change in liabilities associated with headquarters relocation is as follows:

	As at	As at
	June 30	Dec. 31
millions of dollars	2005	2004

Beginning as of January 1	—	—
Additions	30	—
Settlement	(10)	—

Ending	20	—

All operating segments are impacted by this activity, but the largest effects are in the petroleum products segment.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Financing costs

			Six months
	Second quarter		to June 30
millions of dollars	2005	2004	2005	2004

Debt related interest	10	7	21	17
Capitalized interest	(4)	(6)	(13)	(14)

Net interest expense	6	1	8	3
Other interest	2	2	2	2

Total financing costs	8	3	10	5

8. Long-term debt

		As at	As at
		June 30	Dec.31

Issued Maturity date	Interest rate	2005	2004

2003 $250 million due May 26, 2007 and
$250 million due August 26, 2007 (a)	Variable	500	—
2003 January 19, 2006	Variable	—	318

Long-term debt		500	318
Capital leases		47	49

Total long-term debt (b)		547	367

(a)	The long-term variable-rate loans of $500 million from Exxon Overseas Corporation have been extended to the maturity dates noted above.

(b)	These amounts exclude that portion of long-term debt totalling $795 million (December 31, 2004 — $995 million), which matures within one year and is included in current liabilities.
9. Other long-term obligations

	As at	As at
	June 30	Dec.31
millions of dollars	2005	2004

Employee retirement benefits (a)	792	1,052
Asset retirement obligations and other environmental liabilities (b)	375	380
Other obligations	130	93

Total other long-term obligations	1,297	1,525

(a)	Total recorded employee retirement benefits obligations also include $48 million in current liabilities (December 31, 2004 — $48 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2004 — $76 million).

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Common shares

	As at	As at
	June 30	Dec.31
thousands of shares	2005	2004

Authorized	450,000	450,000
Common shares outstanding	340,830	349,320
In 1995 through 2004, the company purchased shares under ten 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2005, another 12-month normal course program was implemented with an allowable purchase up to 17.1 million shares (five percent of the total on June 21, 2005), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars

1995 — 2003	218.9	5,968

2004 — Second quarter	3.5	216
Full year	13.6	872

2005 — Second quarter	5.2	479
Year-to-date	8.9	802
Cumulative purchases to date	241.4	7,642
Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.
The following table provides the calculation of basic and diluted earnings per share:

			Six months
	Second quarter		to June 30
	2005	2004	2005	2004

Net income per common share — basic
Net income (millions of dollars)	539	504	932	970

Weighted average number of common shares outstanding (millions of shares)	343.8	358.8	346.0	360.2

Net income per common share (dollars)	1.56	1.40	2.69	2.69

Net income per common share — diluted
Net income (millions of dollars)	539	504	932	970

Weighted average number of common shares outstanding (millions of shares)	343.8	358.8	346.0	360.2
Effect of employee stock-based awards (millions of shares)	1.4	0.7	1.3	0.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	345.2	359.5	347.3	360.9

Net income per common share (dollars)	1.56	1.40	2.68	2.69
If the provisions for expensing the value of employee stock options of Financial Accounting Standard No.123, “Accounting for Stock-Based Compensation” had been adopted prior to January 1, 2003, the impact on compensation expense, net income and net income per share for the periods in 2004 and 2005 would have been negligible. All expenses for employee stock options would have been recognized in net income as of December 31, 2004.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Earnings reinvested

			Six months
	Second quarter		to June 30
millions of dollars	2005	2004	2005	2004

Earnings reinvested at beginning of period	4,902	4,204	4,889	3,952
Net income for the period	539	504	932	970
Share purchases in excess of stated value	(452)	(198)	(756)	(332)
Dividends	(83)	(78)	(159)	(158)

Earnings reinvested at end of period	4,906	4,432	4,906	4,432

12. Nonowner changes in shareholders’ equity

			Six months
	Second quarter		to June 30
millions of dollars	2005	2004	2005	2004

Net income	539	504	932	970
Other nonowner changes in equity (a)	—	—	—	—

Total nonowner changes in shareholders’ equity	539	504	932	970

(a)	Minimum pension liability adjustmemt.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the second quarter was $539 million or $1.56 a share on a diluted basis, compared with $504 million or $1.40 a share for the same quarter of 2004. Net income for the first six months of 2005 was $932 million or $2.68 a share on a diluted basis, versus $970 million or $2.69 a share for the first half of 2004.
Earnings in the second quarter were higher than the same period of 2004 due to higher realizations for crude oil and natural gas and stronger refining margins totaling about $175 million. Increased natural resources volumes, primarily Cold Lake and natural gas production volumes, also contributed about $35 million to earnings. These factors were partly offset by the negative impact of a stronger Canadian dollar of about $90 million and higher planned maintenance turnaround activities at the refineries of about $20 million. Earnings were also negatively impacted by higher stock-related compensation expenses of about $30 million primarily as a result of the increase in the company’s share prices as well as costs associated with the headquarters relocation of about $20 million.
For the first six months, higher realizations for crude oil and natural gas and stronger refining margins contributed about $370 million to earnings when compared to the same period in 2004. Also positive to earnings was increased Cold Lake bitumen volumes of about $60 million. However, six-month earnings decreased because of lower volumes and higher maintenance costs associated with a major coker turnaround completed at Syncrude in early April, the natural decline of conventional crude oil and natural gas liquids (NGLs) volumes and a stronger Canadian dollar. These factors had a combined negative impact of about $335 million on earnings. In addition, stock-related compensation expenses were higher by about $115 million than a year earlier and costs associated with headquarters relocation of about $20 million were incurred in 2005.
Total revenues were $6,802 million in the second quarter and $12,760 million in the first half of 2005, versus $5,466 million and $10,533 million in the same periods last year.
Natural resources
Net income from natural resources in the second quarter was a record $449 million, up $81 million from the second quarter in 2004. Earnings increased primarily due to higher realizations for crude oil and natural gas of about $145 million and higher natural resources volumes, primarily Cold Lake bitumen and natural gas, of about $35 million. These positive factors were offset partially by the negative impact of a stronger Canadian dollar of about $65 million and higher energy prices and stock-related compensation expenses of about $15 million and $10 million respectively.
Net income for the first six months was $691 million versus $687 million during the same period last year. Crude oil and natural gas prices were stronger by about $300 million and Cold Lake bitumen volumes higher by about $60 million compared to the first six months of 2004. Their positive impact on earnings was mostly offset by the negative impact of about $130 million due to lower volumes and higher maintenance costs largely associated with a major coker turnaround completed at Syncrude in early April, the natural decline of conventional crude oil and natural gas liquids (NGLs) volumes of about $40 million and a higher Canadian dollar of about $120 million. Stock-related compensation expenses and energy prices were also higher than a year earlier by about $40 million and $20 million respectively.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
While Brent crude oil prices in U.S. dollars averaged 46 percent higher in the second quarter and 47 percent higher for the first six months compared with the same periods last year, increased realizations for conventional crude oil averaged somewhat less at 30 and 33 percent respectively mainly because of a stronger Canadian dollar. Average realizations for Cold Lake bitumen in the second quarter of 2005 were about 5 percent lower and in the first six months about 15 percent lower than those of the same periods in 2004, reflecting a widening of price spread between light crude oil and Cold Lake bitumen.
Realizations for natural gas averaged $7.71 a thousand cubic feet in the second quarter, up from $6.87 a thousand cubic feet in the same quarter last year. For the first six-month period, realizations for natural gas averaged $7.37 a thousand cubic feet in 2005, up from $6.72 a thousand cubic feet in the same period of 2004.
Total gross production of crude oil and NGLs was 268 thousand barrels a day, up from 251 thousand barrels in the second quarter of 2004. For the first six months of the year, total gross production of crude oil and NGLs averaged 264 thousand barrels a day, compared with 256 thousand barrels in the same period of 2004.
Gross production of Cold Lake bitumen was higher, averaging 137 thousand barrels a day during the second quarter versus 118 thousand barrels in the same quarter last year. For the first six months, gross production was 144 thousand barrels a day this year, up from 119 thousand barrels in the same period of 2004. Higher production was due to the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production was 58 thousand barrels a day in the second quarter compared with 57 thousand barrels during the same period a year ago. During the first six-month period, the company’s share of gross production from Syncrude averaged 49 thousand barrels a day in 2005, down from 60 thousand barrels in the same period of 2004. Lower production volumes were due to the planned coker turnaround and unplanned maintenance to other processing units in the first quarter. The turnaround was completed early in the second quarter and all processing units returned to normal operation.
In the second quarter and first six months of this year, gross production of conventional crude oil averaged 40 thousand barrels a day, compared with 44 thousand barrels during the corresponding periods in 2004. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.
Gross production of NGLs available for sale was 32 thousand barrels a day in the second quarter, unchanged from the same quarter last year. During the first half of 2005, gross production of NGLs available for sale decreased to 31 thousand barrels a day, from 33 thousand barrels in the same period of 2004, mainly due to declining NGL content of Wizard Lake gas production.
Gross production of natural gas during the second quarter of 2005 increased to 576 million cubic feet a day from 535 million cubic feet in the same period last year. In the first half of the year, gross production was 580 million cubic feet a day, up from 558 million in the first six months of 2004. The increased volumes were mainly due to higher production from the Nisku, Wizard Lake and Medicine Hat fields.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
On April 28, 2005, Imperial, on behalf of the Mackenzie Gas Project coventurers, announced a decision to halt project execution activities due to insufficient progress on key areas critical to the project. Completion of benefits and access agreements was being hampered by requests for terms well beyond the direct responsibility of the project, and there were concerns over the pace and coordination of the northern regulatory process as well as the fiscal terms for the project. Progress is being made and work associated with resolving these issues is continuing. On July 14, the company announced that public hearings on the project will need to be postponed from the originally scheduled late summer or early fall timeframe as there are a number of issues that still need to be resolved. In late August or early September 2005, the company expects to advise the National Energy Board when it will be ready for public hearings assuming successful progress on the aforementioned issues.
In early July, regulatory applications for the development of the Kearl Oil Sands Project, in which Imperial holds about a 70-percent interest, were filed with the Alberta Energy and Utilities Board and Alberta Environment. Assuming timely regulatory approval and other favorable conditions, construction of the project could begin in 2007 with a view to first production of bitumen by the end of 2010.
Petroleum products
Net income from petroleum products was $64 million in the second quarter of 2005, compared with $108 million in the same period a year ago. Lower earnings were largely due to increased expenses totaling about $50 million associated with higher planned refinery maintenance turnaround activities, the headquarters relocation and stock-related compensation. Improvements in refining margins were partly offset by the impact of a stronger Canadian dollar of about $20 million.
Six-month net income was $176 million versus $243 million in the same period of 2004. Lower earnings were largely due to increased expenses totaling about $90 million associated with higher planned refinery maintenance turnaround activities, the headquarters relocation and stock-related compensation. Stronger refining margins in the period were partly offset by the impact of a stronger Canadian dollar of about $40 million. Sales volumes of petroleum products were higher both in the second quarter and the first six months. Retail margins continued to remain depressed.
The company has signed a letter of intent with Agrium Inc. to divest its Western Canada fertilizer distribution assets. The transaction is expected to close in the third quarter of 2005, subject to finalization of a definitive agreement and regulatory approval. The transaction is not expected to have a material impact on the financial results of the petroleum products segment.
Chemicals
Net income from chemicals was $29 million in the second quarter, same as in the second quarter last year, with increases in margin for polyethylene and other chemicals products offsetting weaker industry demand for polyethylene. Six-month net income was $63 million, compared with $41 million for the same period in 2004. Improved margins on sales of polyethylene and other chemical products contributed primarily to the increase.
Corporate and other
Net income from corporate and other at negative $3 million in the second quarter was slightly lower than negative $1 million in the same period of 2004. Six-month net income was positive $2 million versus negative $1 million last year. Higher six-month earnings were due mainly to increased interest income on a higher average cash balance.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $827 million during the second quarter of 2005, up from $690 million in the same period last year. The increase in cash inflow was mainly due to the impact of higher commodity prices and the timing of expenditures on accounts payable balances. Year-to-date cash flow from operating activities was $770 million, versus $1,088 million during the first half of 2004. The decrease in cash inflow was mainly due to the timing of scheduled income tax payments and additional funding contribution to the company’s pension plans. The negative impact of these factors on cash flow was moderated by the impact of higher commodity prices and the timing of expenditures on accounts payable balances.
Capital and exploration expenditures were $353 million in the second quarter, up from $311 million during the same quarter of 2004, and $678 million in the first half of 2005, versus $664 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used mainly at Syncrude to maintain and expand production capacity. The petroleum products segment spent its capital expenditures mainly on projects to reduce the sulphur content of diesel fuel and to improve operating efficiency.
In the quarter, $500 million of the company’s Canadian-dollar variable-rate loans from Exxon Overseas Corporation, due in 2005, have been extended to mature in 2007.
On June 21, 2005, the company announced that it had received final acceptance from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share-purchase program that expired on June 22, 2005. The new share-purchase program enables the company to repurchase up to 17.1 million shares during the period from June 23, 2005, to June 22, 2006. During the first half of 2005, the company repurchased about 8.9 million shares for $802 million.
Cash dividends of $154 million were paid in the first six months of 2005. This compared with dividends of $160 million in the comparable period of 2004. Increased repurchase of shares reduced the number of shares outstanding and total dividend payments. On May 26, 2005, the company declared a quarterly dividend of 24 cents a share, an increase of two cents a share or about nine percent, from the previous quarter, payable on July 1, 2005.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $564 million at June 30, 2005, from $1,279 million at the end of 2004.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-based Payment.” SFAS 123R requires compensation costs related to share-based payment to be recognized in the income statement over the requisite service period. The amount of the compensation cost will be measured based on the grant-date fair value of the instruments issued. In addition, liability awards will be remeasured each reporting period through settlement. SFAS 123R is effective for the company as of January 1, 2006, for awards granted or modified after that date and for awards granted prior to that date that have not vested. In 2003, the company adopted a policy of expensing all share-based payments that is consistent with the provisions of SFAS 123R. All prior year outstanding stock option awards have vested.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)
The cumulative compensation expense associated with stock grants made in 2002, 2003 and 2004 has been recognized in the consolidated income statement using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” reflecting amortization based on the retirement eligibility age would not be significantly different from the nominal vesting period approach. The non-substantive vesting period approach will be applicable to grants made after the adoption of SFAS 123R on January 1, 2006.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the six months ended June 30, 2005 does not differ materially from that discussed on page 26 in the company’s annual report on Form 10-K for the year ended December 31, 2004 and Form 10-Q the quarter ended March 31, 2005.

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
During the period April 1, 2005 to June 30, 2005, the company issued 132,500 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the company, in sales of those common shares outside the U.S.A. which were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

				(d)Maximum number
				(or approximate
			(c)Total number	dollar value) of
			of shares purchased	shares that may yet
	(a)Total number	(b)Average price	as part of publicly	be purchased
	of shares (or	paid per share (or	announced plans or	under the plans or
Period	units) purchased	unit)	programs	programs
April 2005 (April 1 — April 30)	990,875	$92.61	990,875	4,852,978
May 2005 (May 1 — May 31)	2,062,813	$86.67	2,062,813	2,761,125
June 2005 (June 1 — June 30)	2,135,703	$97.92	2,135,703	16,514,348

(1)	On June 21, 2004, the company announced by press release that it had received final approval from the Toronto Stock Exchange for another normal course issuer bid to continue its share repurchase program. That enabled the company to repurchase up to a maximum of 17,864,398 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan, during the period June 23, 2004 to June 22, 2005. That program ended on June 22, 2005.

On June 21, 2005, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 17,080,605 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 23, 2005 to June 22, 2006. If not previously terminated, the program will end on June 22, 2006.
Item 6. Exhibits.
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

IMPERIAL OIL LIMITED (Registrant)
Date: August 8, 2005	/s/ Paul A. Smith
(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: August 8, 2005	/s/ Marilyn Henderson
(Signature)
Marilyn Henderson Assistant Secretary