Form 10-Q
period 2005-09-30
IMPERIAL OIL LTD
filed 2005-11-07
CIK 49938

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 Fourth Avenue S.W.
Calgary, Alberta, Canada	T2P 0H6
(Address of principal executive offices)	(Postal Code)
Registrant’s telephone number, including area code: 1-800-567-3776

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding, as of September 30, 2005, was 336,255,226.

IMPERIAL OIL LIMITED
INDEX

PAGE
PART I — Financial Information

Item 1 — Financial Statements.

Consolidated Statement of Income —
Three months ended September 30, 2005 and 2004
Nine months ended September 30, 2005 and 2004	3

Consolidated Statement of Cash Flows —
Three months ended September 30, 2005 and 2004
Nine months ended September 30, 2005 and 2004	4

Consolidated Balance Sheet —
As at September 30, 2005 and December 31, 2004	5

Notes to the Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3 — Quantitative and Qualitative Disclosures about Market Risk.	18

Item 4 — Controls and Procedures.	18

PART II — Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 6 — Exhibits.	19

SIGNATURES	20
In this report all dollar amounts are expressed in Canadian dollars. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Nine months
	Third quarter		to September 30
millions of Canadian dollars	2005	2004	2005	2004

REVENUES AND OTHER INCOME
Operating revenues (a) (b) (2)	7,683	5,771	20,333	16,266
Investment and other income (4)	28	43	138	81

TOTAL REVENUES AND OTHER INCOME	7,711	5,814	20,471	16,347

EXPENSES
Exploration	10	21	37	52
Purchases of crude oil and products (b) (2)	4,856	3,405	12,745	9,412
Production and Manufacturing (5)	841	697	2,406	2,092
Selling and general (5) (6)	495	313	1,278	936
Federal excise tax (a)	336	328	966	946
Depreciation and depletion	217	221	672	656
Financing costs (7)	(2)	1	8	6

TOTAL EXPENSES	6,753	4,986	18,112	14,100

INCOME BEFORE INCOME TAXES	958	828	2,359	2,247

INCOME TAXES	306	284	775	733

NET INCOME (3)	652	544	1,584	1,514

NET INCOME PER COMMON SHARE — BASIC (dollars) (10)	1.92	1.53	4.61	4.22
NET INCOME PER COMMON SHARE — DILUTED (dollars) (10)	1.91	1.53	4.59	4.21
DIVIDENDS PER COMMON SHARE (dollars)	0.24	0.22	0.70	0.66

(a) Federal excise tax included in operating revenues	336	328	966	946

(b) Amounts included in operating revenues for purchase / sale contracts with the same counterparty (associated costs are included in “purchases of crude oil and products”)	1,413	904	3,506	2,524
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)

			Nine months
inflow/(outflow)	Third quarter		to September 30
millions of Canadian dollars	2005	2004	2005	2004

OPERATING ACTIVITIES
Net income	652	544	1,584	1,514
Adjustment for non-cash items:
Depreciation and depletion	217	221	672	656
(Gain)/loss on asset sales, after income tax (4)	(5)	(15)	(62)	(29)
Deferred income taxes and other	(162)	(55)	(313)	(209)
Changes in operating assets and liabilities:
Accounts receivable	(271)	(125)	(451)	(308)
Inventories and prepaids	(32)	(15)	(391)	(217)
Income taxes payable	414	289	226	432
Accounts payable	484	265	1,027	283
All other items — net (a)	88	—	(137)	75

CASH FROM (USED IN) OPERATING ACTIVITIES	1,385	1,109	2,155	2,197

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(385)	(349)	(1,036)	(965)
Proceeds from asset sales	9	28	114	94
Loans to equity company	—	—	—	(32)

CASH FROM (USED IN) INVESTING ACTIVITIES	(376)	(321)	(922)	(903)

FINANCING ACTIVITIES
Short-term debt — net	—	—	18	9
Repayment of long-term debt	(1)	—	(21)	(8)
Issuance of common shares under stock option plan	10	1	29	8
Common shares purchased (10)	(565)	(217)	(1,367)	(580)
Dividends paid	(82)	(78)	(236)	(238)

CASH FROM (USED IN) FINANCING ACTIVITIES	(638)	(294)	(1,577)	(809)

INCREASE (DECREASE) IN CASH	371	494	(344)	485
CASH AT BEGINNING OF PERIOD	564	439	1,279	448

CASH AT END OF PERIOD	935	933	935	933

(a) Includes contribution to registered pension plans	(4)	(56)	(346)	(61)
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Sept. 30	Dec. 31
millions of Canadian dollars	2005	2004

ASSETS
Current assets
Cash	935	1,279
Accounts receivable, less estimated doubtful accounts	2,078	1,626
Inventories of crude oil and products	716	432
Materials, supplies and prepaid expenses	218	112
Deferred income tax assets	748	448

Total current assets	4,695	3,897

Investments and other long-term assets	131	130

Property, plant and equipment	21,426	20,503
less accumulated depreciation and depletion	(11,439)	(10,856)

Property, plant and equipment (net)	9,987	9,647

Goodwill	204	204
Other intangible assets, net	146	149

TOTAL ASSETS	15,163	14,027

LIABILITIES
Current liabilities
Short-term debt	99	81
Accounts payable and accrued liabilities (6)	3,555	2,525
Income taxes payable	1,292	1,057
Current portion of long-term debt (8)	795	995

Total current liabilities	5,741	4,658

Long-term debt (8)	546	367
Other long-term obligations (9)	1,386	1,525
Deferred income tax liabilities	1,161	1,155

TOTAL LIABILITIES	8,834	7,705

SHAREHOLDERS’ EQUITY
Common shares at stated value (10)	1,759	1,801
Earnings reinvested (11)	4,938	4,889
Accumulated other nonowner changes in equity (12)	(368)	(368)

TOTAL SHAREHOLDERS’ EQUITY	6,329	6,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	15,163	14,027

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the company’s 2004 Annual Report on Form 10-K. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful effort” method.
The results for the nine months ending September 30, 2005, are not necessarily indicative of the operations to be expected for the full year.
All figures are in Canadian dollars unless otherwise stated.
2. Accounting for purchases and sales of inventory with the same counterparty
At its September 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold.
The company currently records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts. This accounting treatment is consistent with long standing industry practice (although the company understands that some companies in the oil and gas industry may be accounting for these transactions as nonmonetary exchanges). The EITF consensus will result in the company’s accounts “Operating revenue” and “Purchases of crude oil and products” on the Consolidated Statement of Income being reduced by associated amounts with no impact on net income. All operating segments will be impacted by this change, but the largest effects are in the petroleum products segment. The EITF consensus will become effective for new arrangements entered into, and modifications or renewals of existing agreements, beginning no later than the second quarter of 2006.
The purchase/sale amounts included in revenue for 2004, 2003 and 2002 are shown below along with total “Sales and other operating revenue” to provide context.

millions of dollars	2004	2003	2002

Operating revenues	22,408	19,094	16,890
Amounts included in operating revenues for purchase/sale contracts with the same counterparty (a)	3,584	2,851	2,431
Percent of operating revenues	16%	15%	14%

(a)	Associated costs are in “Purchases of crude oil and products”

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments

	Natural		Petroleum
Third quarter	Resources		Products		Chemicals
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	1,252	901	6,117	4,531	314	339
Intersegment sales	977	801	498	389	92	76
Investment and other income	10	23	12	15	—	—

	2,239	1,725	6,627	4,935	406	415

EXPENSES
Exploration (b)	10	21	—	—	—	—
Purchases	707	504	5,398	3,873	317	293
Production and manufacturing (c)	480	398	306	256	56	44
Selling and general (c)	10	4	271	255	12	23
Federal excise tax	—	—	336	328	—	—
Depreciation and depletion	158	159	56	58	3	3
Financing costs	—	—	1	1	—	—

TOTAL EXPENSES	1,365	1,086	6,368	4,771	388	363

INCOME BEFORE INCOME TAXES	874	639	259	164	18	52
INCOME TAXES	282	222	88	53	6	19

NET INCOME	592	417	171	111	12	33

Export sales to the United States	440	310	233	259	182	184
Cash flows from (used in) operating activities	1,072	743	122	310	4	57
CAPEX (b)	243	286	133	65	5	3

	Corporate
Third quarter	and Other		Eliminations		Consolidated
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	7,683	5,771
Intersegment sales	—	—	(1,567)	(1,266)	—	—
Investment and other income	6	5	—	—	28	43

	6	5	(1,567)	(1,266)	7,711	5,814

EXPENSES
Exploration (b)	—	—	—	—	10	21
Purchases	—	—	(1,566)	(1,265)	4,856	3,405
Production and manufacturing (c)	—	—	(1)	(1)	841	697
Selling and general (c)	202	31	—	—	495	313
Federal excise tax	—	—	—	—	336	328
Depreciation and depletion	—	1	—	—	217	221
Financing costs	(3)	—	—	—	(2)	1

TOTAL EXPENSES	199	32	(1,567)	(1,266)	6,753	4,986

INCOME BEFORE INCOME TAXES	(193)	(27)	—	—	958	828
INCOME TAXES	(70)	(10)	—	—	306	284

NET INCOME	(123)	(17)	—	—	652	544

Export sales to the United States	—	—	—	—	855	753
Cash flows from (used in) operating activities	187	(1)	—	—	1,385	1,109
CAPEX (b)	14	9	—	—	395	363

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

(c)	Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments, are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results in the third quarter of 2004 have been reclassified for comparative purposes.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments (continued)

	Natural		Petroleum
Nine months to September 30	Resources		Products		Chemicals
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	3,349	2,646	16,013	12,719	971	901
Intersegment sales	2,530	2,132	1,618	1,165	253	214
Investment and other income	80	41	41	30	—	—

	5,959	4,819	17,672	13,914	1,224	1,115

EXPENSES
Exploration (b)	37	52	—	—	—	—
Purchases	2,067	1,472	14,203	10,664	874	786
Production and manufacturing (c)	1,366	1,172	897	788	145	133
Selling and general (c)	6	5	782	772	59	67
Federal excise tax	—	—	966	946	—	—
Depreciation and depletion	488	468	174	175	9	9
Financing costs	—	—	2	2	—	—

TOTAL EXPENSES	3,964	3,169	17,024	13,347	1,087	995

INCOME BEFORE INCOME TAXES	1,995	1,650	648	567	137	120
INCOME TAXES	658	532	217	189	48	42

NET INCOME	1,337	1,118	431	378	89	78

Export sales to the United States	1,141	977	632	734	552	507
Cash flows from (used in) operating activities	1,616	1,586	279	528	77	110
CAPEX (b)	704	810	330	183	12	11
Total assets as at September 30	7,274	6,842	6,710	5,866	491	507

	Corporate
Nine months to September 30	and Other		Eliminations		Consolidated
millions of dollars	2005	2004	2005	2004	2005	2004

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	20,333	16,266
Intersegment sales	—	—	(4,401)	(3,511)	—	—
Investment and other income	17	10	—	—	138	81

	17	10	(4,401)	(3,511)	20,471	16,347

EXPENSES
Exploration (b)	—	—	—	—	37	52
Purchases	—	—	(4,399)	(3,510)	12,745	9,412
Production and manufacturing (c)	—	—	(2)	(1)	2,406	2,092
Selling and general (c)	431	92	—	—	1,278	936
Federal excise tax	—	—	—	—	966	946
Depreciation and depletion	1	4	—	—	672	656
Financing costs	6	4	—	—	8	6

TOTAL EXPENSES	438	100	(4,401)	(3,511)	18,112	14,100

INCOME BEFORE INCOME TAXES	(421)	(90)	—	—	2,359	2,247
INCOME TAXES	(148)	(30)	—	—	775	733

NET INCOME	(273)	(60)	—	—	1,584	1,514

Export sales to the United States	—	—	—	—	2,325	2,218
Cash flows from (used in) operating activities	183	(27)	—	—	2,155	2,197
CAPEX (b)	27	23	—	—	1,073	1,027
Total assets as at September 30	1,160	1,019	(472)	(423)	15,163	13,811

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

(c)	Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments, are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results for the nine months ending September 30, 2004 and the first and second quarter of 2005 have been reclassified for comparative purposes.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2005	2004	2005	2004

Proceeds from asset sales	9	28	114	94
Book value of assets sold	4	7	29	54

Gain/(loss) on asset sales, before tax (a)	5	21	85	40

Gain/(loss) on asset sales, after tax (a)	5	15	62	29

(a)	Third quarter 2004 included a gain of $16 million ($10 million, after tax) from the sale of the company’s Golden Spike Shallow producing property.
5. Employee retirement benefits
The components of net benefit cost included in total expenses in the consolidated statement of income are as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2005	2004	2005	2004

Pension benefits:
Current service cost	22	19	65	58
Interest cost	60	59	180	177
Expected return on plan assets	(64)	(56)	(192)	(168)
Amortization of prior service cost	6	7	18	21
Recognized actuarial loss	21	17	63	51

Net benefit cost	45	46	134	139

Other post-retirement benefits:
Current service cost	2	2	6	5
Interest cost	6	6	18	18
Recognized actuarial loss	1	1	4	3

Net benefit cost	9	9	28	26

6. Headquarters relocation
The relocation of the company’s head office from Toronto, Ontario to Calgary, Alberta that was announced in September 2004 has been completed as planned in August 2005.
Expenses in connection with the headquarters relocation activity are expected to total approximately $85 million ($57 million, after tax), about 60 percent of which has been recognized in the second and third quarter of 2005 in conjunction with employee relocations and compensation payments for employees who choose not to move. All such expenses are included in “selling and general” on the consolidated statement of income.
The change in liabilities associated with headquarters relocation is as follows:

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2005	2004

Beginning as of January 1	—	—
Additions	51	—
Settlement	(30)	—

Ending	21	—

All operating segments are impacted by this activity, but the largest effects are in the petroleum products segment.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Financing costs

			Nine months
	Third quarter		to September 30
millions of dollars	2005	2004	2005	2004

Debt related interest	11	9	32	26
Capitalized interest	(14)	(9)	(27)	(23)

Net interest expense	(3)	—	5	3
Other interest	1	1	3	3

Total financing costs	(2)	1	8	6

8. Long-term debt

			As at	As at
			Sept.30	Dec.31
Issued	Maturity date	Interest rate	2005	2004

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007	Variable	500	—
2003	January 19, 2006	Variable	—	318

Long-term debt			500	318
Capital leases			46	49

Total long-term debt (a)			546	367

(a)	These amounts exclude that portion of long-term debt totalling $795 million (December 31, 2004 - $995 million), which matures within one year and is included in current liabilities.
9. Other long-term obligations

	As at	As at
	Sept.30	Dec.31
millions of dollars	2005	2004

Employee retirement benefits (a)	829	1,052
Asset retirement obligations and other environmental liabilities (b)	376	380
Other obligations	181	93

Total other long-term obligations	1,386	1,525

(a)	Total recorded employee retirement benefits obligations also include $48 million in current liabilities (December 31, 2004 — $48 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2004 — $76 million).

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. Common shares

	As at	As at
	Sept.30	Dec.31
thousands of shares	2005	2004

Authorized	450,000	450,000
Common shares outstanding	336,255	349,320
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

	millions of
Year	shares	dollars

1995 - 2003	218.9	5,968

2004 - Third quarter	3.5	217
- Full year	13.6	872

2005 - Third quarter	4.8	565
- Year-to-date	13.7	1,367

Cumulative purchases to date	246.2	8,207
Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.
The following table provides the calculation of basic and diluted earnings per share:

			Nine months
	Third quarter		to September 30
	2005	2004	2005	2004

Net income per common share — basic
Net income (millions of dollars)	652	544	1,584	1,514

Weighted average number of common shares outstanding (millions of shares)	338.9	355.4	343.6	358.6

Net income per common share (dollars)	1.92	1.53	4.61	4.22

Net income per common share — diluted
Net income (millions of dollars)	652	544	1,584	1,514

Weighted average number of common shares outstanding (millions of shares)	338.9	355.4	343.6	358.6
Effect of employee stock-based awards (millions of shares)	1.6	0.8	1.4	0.8

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	340.5	356.2	345.0	359.4
Net income per common share (dollars)	1.91	1.53	4.59	4.21
If the provisions for expensing the value of employee stock options of Financial Accounting Standard No.123, “Accounting for Stock-Based Compensation” had been adopted prior to January 1, 2003, the impact on compensation expense, net income and net income per share for the periods in 2004 would have been negligible. All expenses for employee stock options would have been recognized in net income as of December 31, 2004.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Earnings reinvested

			Nine months
	Third quarter		to September 30
millions of dollars	2005	2004	2005	2004

Earnings reinvested at beginning of period	4,906	4,432	4,889	3,952
Net income for the period	652	544	1,584	1,514
Share purchases in excess of stated value	(539)	(199)	(1,295)	(531)
Dividends	(81)	(78)	(240)	(236)

Earnings reinvested at end of period	4,938	4,699	4,938	4,699

12. Nonowner changes in shareholders’ equity

			Nine months
	Third quarter		to September 30
millions of dollars	2005	2004	2005	2004

Net income	652	544	1,584	1,514
Other nonowner changes in equity (a)	—	—	—	—

Total nonowner changes in shareholders’ equity	652	544	1,584	1,514

(a)	Minimum pension liability adjustment.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The company’s net income for the third quarter was $652 million or $1.91 a share on a diluted basis, compared with $544 million or $1.53 a share for the same quarter of 2004. Net income for the first nine months of 2005 was $1,584 million or $4.59 a share on a diluted basis, versus $1,514 million or $4.21 a share for the first nine months of 2004. Both the third quarter and nine-month earnings for 2005 were the best on record.
Earnings in the third quarter were positively impacted by about $410 million from higher natural resources realizations and stronger refining margins partly offset by lower chemical margins and a continuing poor environment for fuel products and marketing margins. Volume performance of Cold Lake bitumen and natural gas continued to be strong. This was offset by lower Syncrude and conventional crude oil volumes resulting in a combined negative impact of about $25 million on earnings. Petroleum products sales remained solid despite extensive planned maintenance activities in the quarter. A stronger Canadian dollar and higher energy costs had an unfavourable impact on earnings of about $110 million and $35 million respectively. Earnings were also negatively impacted by higher stock- related compensation expenses of about $110 million as well as costs associated with the head office relocation of about $15 million.
For the first nine months, the company’s operational performance was strong. Higher realizations for crude oil and natural gas and stronger refining margins contributed about $800 million to earnings when compared to the same period in 2004. Also positive to earnings was increased Cold Lake bitumen and natural gas volumes of about $110 million. These factors were partly offset by lower volumes and higher maintenance costs at Syncrude, the natural decline of conventional crude oil and natural gas liquids (NGL) volumes, higher energy costs and a stronger Canadian dollar. These factors had a combined negative impact of about $580 million on earnings. In addition, stock-related compensation expenses were higher by about $220 million than a year earlier and costs associated with head office relocation of about $35 million were incurred in 2005.
Total revenues were $7,711 million in the third quarter and $20,471 million in the first nine months of 2005, versus $5,814 million and $16,347 million in the same periods last year.
Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results in 2004 and the first and second quarter of 2005 have been reclassified for comparative purposes.
Natural resources
Net income from natural resources in the third quarter was a record $592 million, up $175 million from the third quarter in 2004. Earnings increased primarily due to improved realizations for crude oil, Cold Lake bitumen, natural gas and NGL of about $315 million. Improved realizations were dampened by the negative impact of a stronger Canadian dollar of about $85 million and higher energy costs of about $35 million. The impact of natural resources volumes on earnings was mixed with higher Cold Lake bitumen and natural gas volumes totaling about $25 million more than offset by lower Syncrude and conventional crude oil volumes totaling about $50 million. Lower statutory tax rates and higher benefits from the settlement of tax matters totaling about $25 million more than offset the absence of a $10 million gain on divestment of a producing property in the third quarter of 2004.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
Net income for the first nine months in 2005, also the best on record, was $1,337 million, $219 million higher than in the same period last year. Improved realizations, primarily crude oil and natural gas, of about $620 million and higher Cold Lake bitumen and natural gas volumes of about $110 million were the main reasons for the increase. Their positive impact on earnings was partially offset by the unfavourable impact of a higher Canadian dollar of about $205 million, lower volumes and higher maintenance and other costs of about $170 million at Syncrude, and the natural decline of conventional crude oil and NGL volumes of about $70 million. Energy costs were also higher than a year earlier by about $60 million.
While Brent crude oil prices in U.S. dollars averaged 48 percent higher in both the third quarter and for the first nine months compared with the same periods last year, increased realizations for conventional crude oil averaged 39 and 34 percent respectively mainly because of a stronger Canadian dollar.
Average realizations for Cold Lake bitumen improved in the third quarter of 2005 and were about 27 percent higher when compared to the third quarter of 2004. However, in comparison to light crude oil prices, the price spread between light crude oil and Cold Lake bitumen was wider in the third quarter in 2005 than in the same period of 2004. The wider price spread was also evident in the first nine months of 2005 as Cold Lake bitumen realizations were one percent lower than a year earlier despite significantly higher light crude oil prices.
Realizations for natural gas averaged $8.80 a thousand cubic feet in the third quarter, up from $6.57 a thousand cubic feet in the same quarter last year. For the first nine-month period, realizations for natural gas averaged $7.86 a thousand cubic feet in 2005, up from $6.67 a thousand cubic feet in the same period of 2004.
Total gross production of crude oil and NGL was 250 thousand barrels a day, down from 257 thousand barrels in the third quarter of 2004. For the first nine months of the year, total gross production of crude oil and NGL averaged 258 thousand barrels a day, compared with 257 thousand barrels in the same period of 2004.
Gross production of Cold Lake bitumen was higher despite significant planned maintenance activities in the third quarter, averaging 123 thousand barrels a day during the quarter versus 121 thousand barrels in the same quarter last year. For the first nine months, gross production was 137 thousand barrels a day this year, up from 120 thousand barrels in the same period of 2004. Higher production was due to the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production was 59 thousand barrels a day in the third quarter compared with 61 thousand barrels during the same period a year ago. During the first nine-month period, the company’s share of gross production from Syncrude averaged 52 thousand barrels a day in 2005, down from 60 thousand barrels in the same period of 2004. Lower production volumes were primarily due to the planned coker turnaround in the second quarter and unplanned maintenance to other processing units in the first quarter.
In the third quarter and first nine months of this year, gross production of conventional crude oil averaged 35 and 38 thousand barrels a day respectively, compared with 42 and 44 thousand barrels during the corresponding periods in 2004. Maintenance activities at the Norman Wells field mainly contributed to lower production in the third quarter of 2005. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production in the first nine months of 2005.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
Gross production of NGL available for sale was 33 thousand barrels a day in the third quarter, unchanged from the same quarter last year. During the first nine months of 2005, gross production of NGL available for sale decreased to 31 thousand barrels a day, from 33 thousand barrels in the same period of 2004, mainly due to declining NGL content of Wizard Lake gas production.
Gross production of natural gas during the third quarter of 2005 was 579 million cubic feet a day, essentially unchanged from 581 million cubic feet in the same period last year. In the first nine months of the year, gross production was 580 million cubic feet a day, up from 566 million in the first nine months of 2004. The increased volumes in the first nine months were mainly due to higher production from the Nisku, Wizard Lake and Medicine Hat fields.
Construction on the upgrader expansion portion of the Syncrude Stage 3 project was about 95% complete at the end of the third quarter with remaining activities principally focused on mechanical completion, testing and commissioning. Timing for completion of the project remains unchanged, with production of higher quality synthetic crude oil on stream by mid-2006. Continuing cost and labor pressures in the Fort McMurray area have resulted in the total projected cost for the Stage 3 project growing from $7.8 billion, indicated in March 2004, to $8.3 billion currently. The company is continuing to provide guidance and expertise to Syncrude to ensure successful completion of the project.
The company, on behalf of the Mackenzie Gas Project coventurers, expects to advise the National Energy Board in November if it will be ready for public hearings as negotiations on benefits and access agreements and an appropriate fiscal regime are continuing.
During the third quarter, the company and its partners completed a second seismic acquisition program in the Orphan Basin on Canada’s East Coast. A contract agreement for a drilling vessel has been signed and exploration drilling in the Orphan Basin, offshore Newfoundland is expected in the first half of 2006. The company holds a 15 percent interest in eight deepwater exploration licenses in the Orphan Basin.
Petroleum products
Net income from petroleum products was $171 million in the third quarter of 2005, compared with $111 million in the same period a year ago. Nine-month net income was $431 million versus $378 million in the same period of 2004. Both the third quarter and nine-month earnings for 2005 were the best on record.
In the third quarter of 2005, stronger industry refining margins mainly contributed to the earnings increase, but the environment for fuel products and marketing margins continued to be poor. Planned refinery maintenance activities were higher in the quarter impacting both refinery utilization and expenses and reducing earnings by about $25 million. The negative impact of a stronger Canadian dollar of about $25 million and increased expenses of about $25 million including costs associated with the head office relocation also impacted third quarter earnings.
Earnings in the first nine months were favourably impacted by stronger industry refining margins partly offset by continued depressed marketing margins. A stronger Canadian dollar, higher planned refinery maintenance activities and the head office relocation had an unfavourable impact on earnings of about $70 million, $45 million and $25 million respectively.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
On October 12, 2005, the sale of the company’s Western Canada fertilizer distribution assets to Agrium was finalized. The transaction, which will be recorded in the fourth quarter, does not have a material impact on the financial results of the petroleum products segment.
Chemicals
Net income from chemicals was $12 million in the third quarter, $21 million lower than in the third quarter last year, with lower polyethylene and benzene industry margins the main factors for the decrease. Nine-month net income was $89 million, compared with $78 million for the same period in 2004. Improved industry margins were partly offset by weaker industry demand for polyethylene products.
Corporate and other
Net income from corporate and other at negative $123 million in the third quarter was lower than negative $17 million in the same period of 2004. Nine-month net income was negative $273 million versus negative $60 million last year. Lower third quarter and nine-month earnings were due mainly to higher stock-related compensation expenses of about $110 million and $220 million respectively mainly a result of the increase in the company’s share prices.
The relocation of the company’s head office from Toronto, Ontario to Calgary, Alberta that was announced in September 2004 has been completed as planned in August 2005. Third quarter year-to-date expenses associated with head office relocation were about $35 million, after tax. About $22 million is expected to be incurred in the fourth quarter, 2005 and in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,385 million during the third quarter of 2005, up from $1,109 million in the same period last year. The increase in cash inflow was mainly due to higher net income and the impact of higher commodity prices on working capital and the timing of expenditures on accounts payable balances.
Year-to-date cash flow from operating activities was $2,155 million, versus $2,197 million during the first nine months of 2004. The decrease in cash inflow was mainly due to the timing of scheduled income tax payments and additional funding contribution to the company’s pension plans. The negative impact of these factors on cash flow was moderated by the impact of higher commodity prices on working capital and the timing of expenditures on accounts payable balances and higher net income.
Capital and exploration expenditures were $395 million in the third quarter, up from $363 million during the same quarter of 2004, and $1,073 million in the first nine months of 2005, versus $1,027 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used mainly at Syncrude and Cold Lake to maintain and expand production capacity. The petroleum products segment capital expenditures were mainly on projects which reduce the sulphur content of diesel fuel and which improve operating efficiency.
During the first nine months of 2005, the company repurchased more than 13.7 million shares for $1,367 million. Under the current share-repurchase program, which began on June 23, 2005, the company has repurchased about 5.3 million shares, and can purchase up to an additional 11.8 million shares before June 22, 2006 when the current program expires.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
Cash dividends of $236 million were paid in the first nine months of 2005. This compared with dividends of $238 million in the comparable period of 2004. Increased repurchase of shares reduced the number of shares outstanding and total dividend payments. On August 17, 2005, the company declared a quarterly dividend of 24 cents a share payable on October 1, 2005.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $935 million at September 30, 2005, from $1,279 million at the end of 2004.
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
Information about market risks for the nine months ended September 30, 2005 does not differ materially from that discussed on page 26 in the company’s annual report on Form 10-K for the year ended December 31, 2004 and Form 10-Q for the quarter ended March 31, 2005, except for the following sensitivity:

Earnings sensitivity (a)
millions of Canadian dollars after tax

Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 630
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter 2005 by about $20 million (after tax) for each one-cent difference. This is primarily due to the increase in industry refining margins and crude oil prices.
(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the third quarter 2005. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

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

IMPERIAL OIL LIMITED
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period July 1, 2005 to September 30, 2005, the company issued 187,050 common shares to employees or former employees outside the U.S.A. for $46.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

Period	(a) Total	(b) Average	(c) Total	(d) Maximum
	number of	price paid	number of	number (or
	shares (or	per share	shares	approximate
	units)	(or unit)	purchased as	dollar value) of
	purchased		part of publicly	shares that may
			announced	yet be purchased
			plans or	under the plans
			programs	or programs
July 2005
(July 1 — July 31)	924,706	104.98	924,706	15,566,556
August 2005
(August 1 — August 31)	1,910,384	113.23	1,910,384	13,634,797
September - 2005
(Sept. 1 — Sept. 30)	1,945,368	128.65	1.945,368	11,671,049

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2005 under which the company may purchase up to 17,080,605 of its outstanding common shares less any shares purchased by the employee savings plan and company pension fund. If not previously terminated, the program will terminate on June 22, 2006.
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

IMPERIAL OIL LIMITED
(Registrant)

Date: November 7, 2005	/s/ Paul A. Smith

(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date: November 7, 2005	/s/ Brent A. Latimer

(Signature)
Brent A. Latimer
Assistant Secretary