Form 10-K
period 2005-12-31
IMPERIAL OIL LTD
filed 2006-03-01
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number: 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA	T2P 3M9
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
1-800-567-3776
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares (without par value)

(Title of Class)
     The registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Exchange Act of 1934).
Yes ☑ No ☐
     The registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
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
Yes ☑ No ☐
     The registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     The registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of the last business day of the 2005 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $10,570,561,124 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
     The number of common shares outstanding, as of February 15, 2006, was 331,344,044.

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated.
Note that numbers may not add due to rounding.
The following table sets forth (i) the rates of exchange for the Canadian dollar, expressed in U.S. dollars, in effect at the end of each of the periods indicated, (ii) the average of exchange rates in effect on the last day of each month during such periods, and (iii) the high and low exchange rates during such periods, in each case based on the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

	2005	2004	2003	2002	2001
	(dollars)
Rate at end of period	0.8579	0.8310	0.7738	0.6329	0.6279
Average rate during period	0.8276	0.7702	0.7186	0.6368	0.6444
High	0.8690	0.8493	0.7738	0.6619	0.6697
Low	0.7872	0.7158	0.6349	0.6200	0.6241
     On February 15, 2006, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.8665 U.S. = $1.00 Canadian.

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
PART I
Item 1. Business.
     Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the “CBCA”) by certificate of continuance dated April 24, 1978. The head and principal office of the Company is located at 237 Fourth Avenue S.W. Calgary, Alberta, Canada T2P 3M9; telephone 1-800-567-3776. Exxon Mobil Corporation owns approximately 69.6 percent of the outstanding shares of the Company with the remaining shares being publicly held, with the majority of shareholders having Canadian addresses of record. In this report, unless the context otherwise indicates, reference to the “Company” includes Imperial Oil Limited and its subsidiaries.
     The Company is one of Canada’s largest integrated oil companies. It is active in all phases of the petroleum industry in Canada, including the exploration for, and production and sale of, crude oil and natural gas. In Canada, it is one of the largest producers of crude oil and natural gas liquids and a major producer of natural gas, and the largest refiner and marketer of petroleum products. It is also a major supplier of petrochemicals.
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
Financial Information by Operating Segments (under U.S. GAAP)

	2005	2004	2003	2002	2001
	(millions)
External sales (1):
Natural resources	$4,702	$3,689	$3,390	$2,573	$3,144
Petroleum products	21,793	17,503	14,710	13,362	13,079
Chemicals	1,302	1,216	994	955	930
Corporate and other	—	—	—	—	—

	$27,797	$22,408	$19,094	$16,890	$17,153

Intersegment sales:
Natural resources	$3,487	$2,891	$2,224	$2,217	$2,166
Petroleum products	2,224	1,666	1,294	1,038	1,300
Chemicals	363	293	238	209	245

Net income (2)(3):
Natural resources	$2,008	$1,517	$1,174	$1,052	$953
Petroleum products	694	556	462	147	376
Chemicals	121	109	44	54	26
Corporate and other (4)/eliminations	(223)	(130)	25	(39)	(132)

	$2,600	$2,052	$1,705	$1,214	$1,223

Identifiable assets at December 31 (3)(5):
Natural resources	$7,347	$6,866	$6,417	$6,007	$5,384
Petroleum products	6,287	5,555	5,287	5,113	4,414
Chemicals	504	497	440	427	383
Corporate and other/eliminations	1,444	1,109	193	456	707

	$15,582	$14,027	$12,337	$12,003	$10,888

Capital and exploration expenditures:
Natural resources	$937	$1,113	$1,007	$986	$746
Petroleum products	478	283	478	589	339
Chemicals	19	15	41	25	30
Corporate and other	41	34	33	12	—

	$1,475	$1,445	$1,559	$1,612	$1,115

(1)	Export sales are reported in note 2 to the consolidated financial statements on page F-11.
(2)	These amounts are presented as if each segment were a separate business entity and, accordingly, include the financial effect of transactions between the segments. Intersegment sales are made essentially at prevailing market prices.
(3)	Previous years’ data has been reclassified to reflect that incentive compensation expenses, previously included in the operating segments, are now reported in the “corporate and other” segment.
(4)	Includes primarily interest charges on the debt obligations of the Company, interest income on investments, incentive compensation expenses, and intersegment consolidating adjustments.
(5)	The identifiable assets in each operating segment represent the net book value of the tangible and intangible assets attributed to such segment.

Natural Resources
     Petroleum and Natural Gas Production
     The Company’s average daily production of crude oil and natural gas liquids during the five years ended December 31, 2005, was as follows:

		2005	2004	2003	2002	2001
		(thousands a day)
Conventional (including natural gas liquids):
Cubic metres	— Gross (1)	11.0	12.1	11.8	12.4	13.2
	— Net (2)	8.6	9.4	9.1	9.5	10.2
Barrels	— Gross (1)	69	76	74	78	83
	— Net (2)	54	59	57	60	64
Oil Sands (Cold Lake):
Cubic metres	— Gross (1)	22.1	20.0	20.5	17.8	20.4
	— Net (2)	19.7	17.7	18.4	16.9	19.2
Barrels	— Gross (1)	139	126	129	112	128
	— Net (2)	124	112	116	106	121
Tar Sands (Syncrude):
Cubic metres	— Gross (1)	8.4	9.5	8.4	9.1	8.9
	— Net (2)	8.4	9.4	8.3	9.1	8.3
Barrels	— Gross (1)	53	60	53	57	56
	— Net (2)	53	59	52	57	52
Total:
Cubic metres	— Gross (1)	41.5	41.6	40.7	39.3	42.5
	— Net (2)	36.7	36.5	35.8	35.5	37.7
Barrels	— Gross (1)	261	262	256	247	267
	— Net (2)	231	230	225	223	237

(1)	Gross production of crude oil is the Company’s share of production from conventional wells, Syncrude tar sands and Cold Lake oil sands, and gross production of natural gas liquids is the amount derived from processing the Company’s share of production of natural gas (excluding purchased gas), in each case before deduction of the mineral owners’ or governments’ share or both.
(2)	Net production is gross production less the mineral owners’ or governments’ share or both.
     In 2002 and 2003, conventional production declined mainly due to natural decline of the Company’s conventional oil fields. In 2004, conventional production increased primarily due to increased natural gas liquids production from the Wizard Lake gas cap. In 2005, conventional production declined mainly due to the natural decline of the Company’s conventional fields. In 2002, Cold Lake production decreased mainly due to the timing of steaming cycles and Syncrude net production increased mainly due to lower royalties. In 2003, Cold Lake net production increased as a result of a full year of production of stages 11 to 13, which was offset in part by the timing of steaming cycles and higher royalties. Syncrude production decreased in 2003 due to extended maintenance of upgrading facilities. In 2004, Cold Lake production declined due to the timing of steaming cycles and higher royalty, and Syncrude production increased due to fewer disruptions in upgrading operations than in 2003. In 2005, Cold Lake production increased due to the timing of steaming cycles and increased volumes from the ongoing development drilling program, and Syncrude production declined primarily due to greater maintenance downtime for upgrading facilities.

     The Company’s average daily production and sales of natural gas during the five years ended December 31, 2005 are set forth below. All gas volumes in this report are calculated at a pressure base of, in the case of cubic metres, 101.325 kilopascals absolute at 15 degrees Celsius and, in the case of cubic feet, 14.73 pounds per square inch at 60 degrees Fahrenheit.

	2005	2004	2003	2002	2001
	(millions a day)
Sales (1):
Cubic metres	15.2	14.7	13.0	14.1	14.2
Cubic feet	536	520	460	499	502
Gross Production (2):
Cubic metres	16.4	16.1	14.5	15.0	16.2
Cubic feet	580	569	513	530	572
Net Production (2):
Cubic metres	14.6	14.7	12.9	13.1	13.2
Cubic feet	514	518	457	463	466

(1)	Sales are sales of the Company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.
(2)	Gross production of natural gas is the Company’s share of production (excluding purchases) before deducting the shares of mineral owners or governments or both. Net production excludes those shares. Production data include amounts used for internal consumption with the exception of amounts reinjected.
     In 2002 and 2003, natural gas production decreased primarily due to the depletion of gas caps in Alberta. In 2003 natural gas production decreased due to increased maintenance activity at gas processing facilities. In 2004 natural gas production increased primarily due to increased production from the Wizard Lake gas cap. In 2005, gross natural gas production increased due to increased production from the Nisku and Wizard Lake gas caps and the Medicine Hat gas field.
     Most of the Company’s natural gas sales are made under short term contracts.
     The Company’s average sales price and production (lifting) costs for conventional and Cold Lake crude oil and natural gas liquids and natural gas for the five years ended December 31, 2005, were as follows:

	2005	2004	2003	2002	2001

Average Sales Price:
Crude oil and natural gas liquids:
Per cubic metre	$234.04	$207.26	$181.92	$174.72	$134.16
Per barrel	37.21	32.95	28.92	27.78	21.33
Natural gas:
Per thousand cubic metres	$317.71	$239.34	$232.99	$141.91	$201.92
Per thousand cubic feet	9.00	6.78	6.60	4.02	5.72
Average Production (Lifting) Costs Per
Unit of Net Production (1)(2):
Per cubic metre	$67.82	$58.16	$60.78	$53.09	$48.55
Per barrel	$10.78	9.25	9.66	8.44	7.72

(1)	Average production (lifting) costs do not include depreciation and depletion of capitalized acquisition, exploration and development costs. Administrative expenses are included. Average production (lifting) costs per unit of net production were computed after converting gas production into equivalent units of oil on the basis of relative energy content.
(2)	Previous year’s data has been reclassified to reflect that incentive compensation expenses, previously included in the natural resource segment, are now reported in the “corporate and other” segment. The data is computed using production expenses disclosed pursuant to Statement of Financial Accounting Standards No. 69, ‘Disclosures about Oil and Gas Producing Activities’.
     Canadian crude oil prices are mainly determined by international crude oil markets which are volatile.
     Canadian natural gas prices are determined by North American gas markets and are also volatile. Canadian natural gas prices decreased in 2002 primarily due to a weaker U.S. economy and warmer weather. Natural gas prices throughout North America increased in the second half of 2005 due to supply disruptions from hurricane damage to facilities in the U.S. Gulf Coast.
     In 2002, average production (lifting) costs increased mainly due to lower net production at Cold Lake. In 2003, average production (lifting) costs increased mainly due to higher costs of purchased natural gas at Cold Lake. In 2004, average production (lifting) costs decreased mainly due to higher production from the Wizard Lake gas cap.

In 2005, average production (lifting) costs increased mainly due to higher costs of purchased natural gas at Cold Lake.
     The Company has interests in a large number of facilities related to the production of crude oil and natural gas. Among these facilities are 25 plants that process natural gas to produce marketable gas and recover natural gas liquids or sulphur. The Company is the principal owner and operator of 10 of the plants.
     The Company’s production of conventional and Cold Lake crude oil and natural gas is derived from wells located exclusively in Canada. The total number of producing wells in which the Company had interests at December 31, 2005, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Crude Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

Conventional wells	1,446	836	4,570	2,445	6,016	3,281
Oil Sands (Cold Lake) wells	3,923	3,923	—	—	3,923	3,923

(1)	Gross wells are wells in which the Company owns a working interest.
(2)	Net wells are the sum of the fractional working interests owned by the Company in gross wells, rounded to the nearest whole number.
     Conventional Oil and Gas
     The Company has major interests in the Norman Wells oil field in the Northwest Territories and the West Pembina oil field in Alberta. Together they currently account for approximately 59 percent of the Company’s net production of conventional crude oil (approximately 64 percent of gross production).
     Norman Wells is the Company’s largest producing conventional oil field. In 2005, net production of crude oil and natural gas liquids was about 2,200 cubic metres (13,700 barrels) per day and gross production was about 3,100 cubic metres (19,400 barrels) per day. The Government of Canada has a one-third carried interest and receives a production royalty of five percent in the Norman Wells oil field. The Government of Canada’s carried interest entitles it to receive payment of a one-third share of an amount based on revenues from the sale of Norman Wells production, net of operating and capital costs. Under a shipping agreement, the Company pays for the construction, operating and other costs of the 870 kilometre (540 mile) pipeline which transports the crude oil and natural gas liquids from the project. In 2005, those costs were about $34 million. Most of the larger oil fields in the Western Provinces have been in production for several decades, and the amount of oil that is produced from conventional fields is declining. In some cases, however, additional oil can be recovered by using various methods of enhanced recovery. The Company’s largest enhanced recovery projects are located at the West Pembina oil field. In December 2005, the Company sold its interest in the Redwater and North Pembina fields. Gross oil production from these two properties averaged approximately 700 cubic metres (4,400 barrels) a day during the third quarter of 2005.
     The Company produces natural gas from a large number of gas fields located in the Western Provinces, primarily in Alberta.
     The Company has a nine percent interest in a project to develop natural gas reserves in the Sable Island area off the coast of the Province of Nova Scotia. About $5 billion has been spent by the participants to the end of 2005 on the project. Production from the Sable Offshore Energy Project began at the end of 1999 and is expected to average about 12 million cubic metres (420 million cubic feet) per day of natural gas and 3,200 cubic metres (20,000 barrels) per day of natural gas liquids through the end of the decade.
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
     In late 1983, the Company commenced the development, in stages, of its oil sands resources at Cold Lake. During 2005, average net production at Cold Lake was about 19,700 cubic metres (123,500 barrels) per day and gross production was about 22,100 cubic metres (138,700 barrels) per day.
     To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities will be required periodically. In 2005, the Company spent $117 million and executed a development drilling program of 87 wells on existing stages. In 2006, a development drilling program of more than 100 wells is planned within the currently approved development area to add productive capacity from undeveloped areas of existing Cold Lake stages. In addition, opportunities are also being evaluated to improve utilization of the existing infrastructure.

     In 2004, the Company received regulatory approval for further expansion of its operations at Cold Lake. Production is expected to begin in 2006 from part of the approved expansion, the development of which is expected to cost about $300 million and is expected to have gross production of about 4,800 cubic metres (30,000 barrels) per day by the end of the decade. Development plans for the remainder of the approved expansion are being examined to reduce development costs through increased integration with existing infrastructure. Most of the production from Cold Lake is sold to refineries in the northern United States. The remainder of the Cold Lake production is shipped to certain of the Company’s refineries and to a heavy oil upgrader in Lloydminster, Saskatchewan.
     The Province of Alberta, in its capacity as lessor of the Cold Lake oil sands leases, is entitled to a royalty on production from the Cold Lake production project. In late 2000, the Company entered into an agreement with the Province of Alberta, effective January 1, 2000, on a transitional royalty arrangement that will apply to all of the Company’s current and proposed operations at Cold Lake until the end of 2007, at which time the generic Alberta regulations for royalties that apply to all other oil sands development in the Province will take effect. This transition will bring all phases of the Company’s Cold Lake operations under one royalty agreement with common terms and conditions. The transition is not expected to materially change the amount of royalties that the Company would have otherwise paid under the pre-existing royalty arrangements. The effective royalty on gross production was 11 percent in 2005 and 2004, 10 percent in 2003 and five percent in 2002 and 2001. The Company expects that after 2007 the royalty will be the greater of one percent of gross revenue or 25 percent of an amount based on revenue net of operating and capital costs for the Cold Lake production project and the pilot operations.
     Other Oil Sands Activity
     The Company has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of very heavy crude oil (crude bitumen) in place. The Company continues to evaluate these leases to determine their potential for future development.
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
     Syncrude Mining Operations
     The Company holds a 25 percent participating interest in Syncrude, a joint venture established to recover shallow deposits of tar sands using open-pit mining methods, to extract the crude bitumen, and to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The Syncrude operation, located near Fort McMurray, Alberta, exploits a portion of the Athabasca Oil Sands Deposit. The location is readily accessible by public road. The produced synthetic crude oil is shipped from the Syncrude site to Edmonton, Alberta by Alberta Oil Sands Pipeline Ltd. Since startup in 1978, Syncrude has produced about 1.6 billion barrels of synthetic crude oil.
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

     Crude bitumen extracted from tar sands is refined to a marketable hydrocarbon product through a combination of carbon removal in two large, high temperature, fluid coking vessels and by hydrogen addition in high temperature, high pressure, hydrocracking vessels. These processes remove carbon and sulphur and reformulate the crude into a low viscosity, low sulphur, high quality synthetic crude oil product. In 2005, the upgrading process yielded 0.853 cubic metres of synthetic crude oil per cubic metre of crude bitumen (0.853 barrels of synthetic crude oil per barrel of crude bitumen). In 2005, about 49 percent of the synthetic crude oil was processed by Edmonton area refineries and the remaining 51 percent was pipelined to refineries in eastern Canada or exported to the United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant and a 80 megawatt electricity generating plant, both located at Syncrude. The generating plants are owned by the Syncrude participants. The Company’s 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities is about $3.2 billion.
     In 2005, Syncrude’s net production of synthetic crude oil was about 33,700 cubic metres (211,800 barrels) per day and gross production was about 34,000 cubic metres (213,900 barrels) per day. The Company’s share of net production in 2005 was about 8,400 cubic metres (52,900 barrels) per day.
     In 2000, Syncrude completed development of the first stage of the Aurora mine. The Aurora investment involved extending mining operations to a new location about 35 kilometres (22 miles) from the main Syncrude site and expanding upgrading capacity. In 2001, the Syncrude owners approved another major expansion of upgrading capacity and further development of the Aurora mine. The second Aurora mining and extraction development became fully operational in 2004. The increased upgrading capacity is scheduled to come on stream in 2006. These projects are expected to lead to a total production capacity of about 56,500 cubic metres (355,000 barrels) of synthetic crude oil a day when completed. The Company’s share of project costs is expected to be about $2.1 billion of which about $2.0 billion has been incurred to the end of 2005.
     The following table sets forth certain operating statistics for the Syncrude operations:

	2005	2004	2003	2002	2001

Total mined overburden (1)
millions of cubic metres	74.2	76.6	83.5	77.9	90.3
millions of cubic yards	97.1	100.3	109.2	102.0	118.3
Mined overburden to tar sands ratio (1)	1.02	0.94	1.15	1.05	1.15
Tar sands mined
millions of tonnes	152.7	170.9	152.4	156.5	164.8
millions of tons	168.0	188.0	168.0	172.1	181.2
Average bitumen grade (weight percent)	11.1	11.1	11.0	11.2	11.0
Crude bitumen in mined tar sands
millions of tonnes	16.9	19.0	16.8	17.5	18.1
millions of tons	18.6	20.9	18.5	19.2	19.9
Average extraction recovery (percent)	89.1	87.3	88.6	89.9	87.0
Crude bitumen production (2)
millions of cubic metres	15.1	16.4	14.7	15.5	15.5
millions of barrels	94.2	103.3	92.3	97.8	97.6
Average upgrading yield (percent)	85.3	85.5	86.0	86.3	84.5
Gross synthetic crude oil produced
millions of cubic metres	12.6	14.1	12.5	13.5	13.1
millions of barrels	79.3	88.4	78.4	84.8	82.4
Company’s net share (3)
millions of cubic metres	3.1	3.4	3.0	3.3	3.0
millions of barrels	19.3	21.6	19.1	20.7	18.9

(1)	Includes pre-stripping of mine areas and reclamation volumes.
(2)	Crude bitumen production is equal to crude bitumen in mined tar sands multiplied by the average extraction recovery and the appropriate conversion factor.
(3)	Reflects the Company’s 25 percent interest in production, less applicable royalties payable to the Province of Alberta.

     Other Tar Sands Activity
     The Company holds a 100 percent interest in approximately 16,600 hectares (41,000 acres) of surface mineable tar sands in the Kearl area in the Athabasca area of northern Alberta. The Company is assessing a potential phased development of its tar sands in the area as part of the Kearl oil sands mining project. The Company would hold a 70 percent interest and would act as operator in the potential joint project with ExxonMobil Canada. A 400 well delineation drilling program to better define the available resource within the project area began in 2003 and was completed in 2005. The Company filed a regulatory application with the Alberta Energy and Utilities Board for the Kearl oil sands project in July 2005.
     Land Holdings
     At December 31, 2005 and 2004, the Company held the following oil and gas rights, and tar sands leases:

	Hectares						Acres
	Developed		Undeveloped		Total		Developed		Undeveloped		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	(thousands)
Western Provinces
Conventional —
Gross (1)	1,055	1,080	181	173	1,236	1,253	2,607	2,669	447	427	3,054	3,096
Net (2)	430	446	109	118	539	564	1,063	1,102	269	292	1,332	1,394
Oil Sands (Cold Lake and other) —
Gross (1)	41	42	193	193	234	235	101	104	477	477	578	581
Net (2)	41	41	105	104	146	145	101	101	260	257	361	358
Tar Sands (Syncrude and other) —
Gross (1)	47	45	72	73	119	118	116	111	178	180	294	291
Net (2)	11	11	31	31	42	42	27	27	77	77	104	104
Canada Lands (3):
Conventional —
Gross (1)	31	31	322	321	353	352	77	77	795	793	872	870
Net (2)	3	3	98	98	101	101	7	7	242	242	249	249
Atlantic Offshore
Conventional —
Gross (1)	17	17	2,600	2,603	2,617	2,620	42	42	6,425	6,432	6,467	6,474
Net (2)	2	2	616	832	618	834	5	5	1,522	2,056	1,527	2,061
Total (4):
Gross (1)	1,191	1,215	3,368	3,363	4,559	4,578	2,943	3,003	8,322	8,309	11,265	11,312
Net (2)	487	503	959	1,183	1,446	1,686	1,203	1,242	2,370	2,924	3,573	4,166

(1)	Gross hectares or acres include the interests of others.
(2)	Net hectares or acres exclude the interests of others.
(3)	Canada Lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and Other Northwest Territories, Nunavut and the Yukon.
(4)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the Company’s holdings by performing certain exploratory work (farm-out) and whereby the Company may earn interests in others’ holdings by performing certain exploratory work (farm-in).
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

     The following table sets forth the conventional and oil sands net exploratory and development wells that were drilled or participated in by the Company during the five years ended December 31, 2005.

	2005	2004	2003	2002	2001

Western and Atlantic Provinces:
Conventional
Exploratory —
Oil	—	—	—	—	—
Gas	—	2	3	1	1
Dry Holes	—	1	1	2	—
Development —
Oil	2	3	4	1	17
Gas	155	207	89	42	68
Dry Holes	1	1	3	3	—
Oil Sands (Cold Lake and other)
Development —
Oil	87	218	118	332	307

Total	245	432	218	381	393

     The 87 oil sands development wells in 2005 were drilled to add new productive capacity from undeveloped areas of existing stages at Cold Lake. In 2004, there was an increase in gas development wells related to an increase in drilling in shallow gas fields. Weather related delays in 2005 resulted in a reduction in the number of wells drilled in the ongoing shallow gas development program.
     At December 31, 2005, the Company was participating in the drilling of 138 gross (86 net) exploratory and development wells.
     Western Provinces
     In 2005, the Company had a working interest in three gross (zero net) exploratory wells and 351 gross (158 net) development wells, while retaining an overriding royalty in an additional 19 gross exploratory wells drilled by others. The majority of the exploratory wells were directed toward extending reserves around existing fields.
     Beaufort Sea/Mackenzie Delta
     Substantial quantities of gas have been found by the Company and others in the Beaufort Sea/Mackenzie Delta.
     In 1999, the Company and three other companies entered into an agreement to study the feasibility of developing Mackenzie Delta gas, anchored by three large onshore natural gas fields. The Company retains a 100 percent interest in one of these fields.
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
     In October 2001, the four companies and the Aboriginal Pipeline Group (“APG”), which represents aboriginal peoples of the Northwest Territories, signed a memorandum of understanding to pursue economic and timely development of a Mackenzie Valley pipeline. In 2002, the four companies completed a preliminary study of the feasibility of developing existing discoveries of Mackenzie Delta gas and based on the results of the study announced, together with the APG, their intention to begin preparing the regulatory applications needed to develop the gas resources, including construction of a Mackenzie Valley pipeline. In 2003, the Preliminary Information Package for the Mackenzie Gas Project was submitted to the regulatory authorities, and funding and participation agreements among the four companies, the APG and TransCanada PipeLines Limited were reached for the proposed Mackenzie Valley pipeline. In late 2004, the four companies and the APG signed agreements covering the development and operations of the Mackenzie Valley pipeline. In October 2004, the main regulatory applications and environmental impact statement for the project were filed with the National Energy Board and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. Public hearings by the Joint Review Panel and National Energy Board, the next phase of the remaining two-year regulatory review process commenced in early 2006. The initial cost for the project is estimated to be about $7 billion with the Company’s share of the cost estimated to be about $3 billion.
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
     The Company retains a 20 percent interest in two exploration licences for about 45,000 gross hectares (110,000 gross acres) acquired in 1998 and 1999 in the Sable Island area. One exploratory well was completed on each licence, without commercial success.
     Also, the Company retains a 70 percent interest in one exploration licence for about 113,000 gross hectares (279,000 gross acres) farther offshore in deeper water. In 2003, one exploratory well was drilled on this licence, without commercial success. The Company is not planning further exploration in these areas.
     In early 2004, the Company acquired a 25 percent interest in eight deep water exploration licences offshore Newfoundland in the Orphan Basin for about 2,125,000 gross hectares (5,251,000 gross acres). In February 2005, the Company reduced its interest to 15 percent through an agreement with another company. The Company’s share of proposed exploration spending is about $100 million with a minimum commitment of about $25 million. In 2004 and 2005, the Company participated in a 3-D seismic survey in this area. A contract agreement for a drilling vessel has been signed and exploration drilling is expected in 2006.
     The Company retains 100 percent interest in a single exploration licence for about 192,000 gross hectares (474,000 gross acres) in the Laurentian basin area offshore Newfoundland and Labrador.
     Petroleum Products
     Supply
     To supply the requirements of its own refineries and condensate requirements for blending with crude bitumen, the Company supplements its own production with substantial purchases from others.
     The Company purchases domestic crude oil at freely negotiated prices from a number of sources. Domestic purchases of crude oil are generally made under renewable contracts with 30 to 60 day cancellation terms.
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
     In 2005, capital expenditures of about $340 million were made at the Company’s refineries. About 65 percent of those expenditures were on new facilities required to meet Government of Canada regulations on the sulphur level in motor fuels with the remaining expenditures being on safety and efficiency improvements, and environmental improvement projects.

     The approximate average daily volumes of refinery throughput during the five years ended December 31, 2005, and the daily rated capacities of the refineries at December 31, 2000 and 2005, were as follows:

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2005	2004	2003	2002	2001	2005	2000
	(thousands of cubic metres)
Strathcona, Alberta	27.6	27.1	27.6	26.0	25.4	29.8	28.6
Sarnia, Ontario	16.9	17.2	14.7	16.5	16.5	19.2	19.2
Dartmouth, Nova Scotia	12.5	12.7	13.0	12.5	12.3	13.1	13.1
Nanticoke, Ontario	17.2	17.3	16.3	16.2	17.2	17.8	17.8

Total	74.1	74.3	71.6	71.2	71.4	79.9	78.7

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2005	2004	2003	2002	2001	2005	2000
	(thousands of barrels)
Strathcona, Alberta	174	170	174	163	160	187	180
Sarnia, Ontario	106	108	92	104	104	121	121
Dartmouth, Nova Scotia	79	80	82	78	77	82	82
Nanticoke, Ontario	108	109	102	102	108	112	112

Total	466	467	450	447	449	502	495

(1)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(2)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.
     Refinery throughput was 93 percent of capacity in 2005, the same as the previous year.
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
     At December 31, 2005, the Company did not own and operate any vessels other than one barge used primarily for domestic transportation of refined petroleum products.
     Marketing
     The Company markets more than 700 petroleum products throughout Canada under well known brand names, notably Esso, to all types of customers.
     The Company sells to the motoring public through approximately 2,000 Esso service stations, of which about 700 are Company owned or leased, but none of which are Company operated. The Company continues to improve its Esso service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.
     The Canadian farm, residential heating and small commercial markets are served through about 100 sales facilities. Heating oil is provided through authorized dealers as well as through three Company operated Home Comfort facilities in urban markets. The Company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers. In 2005, the Company divested its Western Canada fertilizer distribution assets to Agrium Inc. The transaction did not have a material impact on the financial results of the petroleum products segment.

     The approximate daily volumes of petroleum products sold during the five years ended December 31, 2005, are set out in the following table:

	2005	2004	2003	2002	2001
	(thousands a day)
Gasolines:
Cubic metres	33.4	33.2	33.0	32.9	32.3
Barrels	210	209	208	207	203
Heating, Diesel and Jet Fuels:
Cubic metres	26.9	27.3	26.2	25.0	26.5
Barrels	169	172	165	157	166
Heavy Fuel Oils:
Cubic metres	6.0	5.9	5.4	4.9	5.4
Barrels	38	37	34	31	34
Lube Oils and Other Products (1)
Cubic metres	7.6	7.0	5.8	6.4	5.4
Barrels	48	44	36	41	34
Net petroleum product sales:
Cubic metres	73.9	73.4	70.4	69.2	69.6
Barrels	465	462	443	436	437
Sales under purchase and sale agreements:
Cubic metres	15.2	14.2	14.6	13.9	11.6
Barrels	95	89	92	87	73
Total:
Cubic metres	89.1	87.6	85.0	83.1	81.2
Barrels	560	551	535	523	510

(1)	Includes about one thousand cubic metres (six thousand barrels) per day of butane commencing in 2002. Butane is not included in 2001.
     The total domestic sales of petroleum products as a percentage of total sales of petroleum products during the five years ended December 31, 2005, were as follows:

2005	2004	2003	2002	2001

93.8%	93.0%	93.3%	91.5%	93.4%
     The Company continues to evaluate and adjust its Esso service station and distribution system to increase productivity and efficiency. During 2005, the Company closed or debranded about 70 Esso service stations, about 20 of which were Company owned, and added about 70 sites. The Company’s average annual throughput in 2005 per Esso service station was 3.6 million litres, 0.2 million litres higher than 2004. Average throughput per Company owned or leased Esso service station was 5.8 million litres in 2005, an increase of about 0.3 million litres from 2004.
Chemicals
     The Company’s Chemicals operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the Company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.
     The Company’s average daily sales of petrochemicals during the five years ended December 31, 2005, were as follows:

	2005	2004	2003	2002	2001
	(thousands a day)
Petrochemicals:
Tonnes	3.0	3.3	3.3	3.5	3.3
Tons	3.3	3.6	3.6	3.9	3.6
Research
     In 2005, the Company’s research expenditures in Canada, before deduction of investment tax credits, were $50 million, as compared with $40 million in 2004 and $36 million in 2003. Those funds were used mainly for developing improved heavy crude oil recovery methods and better lubricants.
     A research facility to support the Company’s natural resources operations is located in Calgary, Alberta. Research in these laboratories is aimed at developing new technology for the production and processing of crude bitumen. About 40 people were involved in this type of research in 2005. The Company also participated in bitumen recovery and processing research for tar sands development through its interest in Syncrude, which maintains research facilities in Edmonton, Alberta and through research arrangements with others.

     In Company laboratories in Sarnia, Ontario, research is mainly conducted on the development and improvement of lubricants and fuels. About 120 people were employed in this type of research at the end of 2005. Also in Sarnia, there are about 15 people engaged in new product development for the Company’s and Exxon Mobil Corporation’s polyethylene injection and rotational molding businesses.
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
Environmental Protection
     The Company is concerned with and active in protecting the environment in connection with its various operations. The Company works in cooperation with government agencies and industry associations to deal with existing and to anticipate potential environmental protection issues. In the past five years, the Company has made capital expenditures of about $1.1 billion on environmental protection and facilities. In 2005, the Company’s capital expenditures relating to environmental protection totalled approximately $270 million, and are expected to be about $200 million in 2006.
     The increased environmental expenditures over the past four years primarily reflect spending on two major projects. One project completed in 2004, costing about $650 million, reduced sulphur in motor gasolines, meeting a requirement of the Government of Canada a year in advance. The second project underway in 2004 is to meet a new Government of Canada regulation requiring ultra-low sulphur on-road diesel fuel commencing in 2006. In 2005, there were capital expenditures of about $240 million on this second project, which is expected to cost about $600 million when completed. Capital expenditures on safety related projects in 2005 were approximately $15 million.
Human Resources
     At December 31, 2005, the Company employed full-time approximately 5,100 persons compared with about 6,100 at the end of 2004 and 6,300 at the end of 2003. During 2005, the Company transferred about 700 employees to an affiliated company that provides services to the Company and others. About 9 percent of the Company’s employees are members of unions. The Company continues to maintain a broad range of benefits, including illness, disability and survivor benefits, a savings plan and pension plan.
Competition
     The Canadian petroleum, natural gas and chemical industries are highly competitive. Competition includes the search for and development of new sources of supply, the construction and operation of crude oil, natural gas and refined products pipelines and facilities and the refining, distribution and marketing of petroleum products and chemicals. The petroleum industry also competes with other industries in supplying energy, fuel and other needs of consumers.
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
     Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed by the producing provinces on crude oil vary depending on well production volumes, selling prices, recovery methods and the date of initial production. Royalties imposed by the producing provinces on natural gas and natural gas liquids vary depending on well production volumes, selling prices and the date of initial production. For information with respect to royalty rates for Norman Wells, Cold Lake and Syncrude, see “Natural Resources — Petroleum and Natural Gas Production”.
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
The Company Online
     The Company’s website www.imperialoil.ca contains a variety of corporate and investor information which is available free of charge, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports. These reports are made available as soon as reasonably practicable after they are filed or furnished to the U.S. Securities and Exchange Commission.
Item 1A. Risk Factors.
     Volatility of Oil and Natural Gas Prices
     The Company’s results of operations and financial condition are dependent on the prices it receives for its oil and natural gas production. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. In the past, crude oil and natural gas prices have been volatile, and the Company expects that volatility to continue. Any material decline in oil or natural gas prices could have a material adverse effect on the Company’s operations, financial condition, proven reserves and the amount spent to develop oil and natural gas reserves.
     A significant portion of the Company’s production is heavy oil. The market prices for heavy oil differ from the established market indices for light and medium grades of oil principally due to the higher transportation and refining costs associated with heavy oil and limited refining capacity capable of processing heavy oil. As a result, the price received for heavy oil is generally lower than the price for medium and light oil, and the production costs associated with heavy oil are often relatively higher than for lighter grades. Future differentials are uncertain and increases in the heavy oil differentials could have a material adverse effect on the Company’s business.
     The Company does not use derivative markets to hedge or sell forward any part of production from any business segment.

     Competitive Factors
     The oil and gas industry is highly competitive, particularly in the following areas: searching for and developing new sources of supply; constructing and operating crude oil, natural gas and refined products pipelines and facilities; and the refining, distribution and marketing of petroleum products and chemicals. The Company’s competitors include major integrated oil and gas companies and numerous other independent oil and gas companies. The petroleum industry also competes with other industries in supplying energy, fuel and related products to customers.
     Competitive forces may result in shortages of prospects to drill, services to carry out exploration, development or operating activities and infrastructure to produce and transport production. It may also result in an oversupply of crude oil, natural gas, petroleum products and chemicals. Each of these factors could have a negative impact on costs and prices and, therefore, the Company’s financial results.
     Environmental Risks
     All phases of the upstream, downstream and chemicals businesses are subject to environmental regulation pursuant to a variety of Canadian federal, provincial and municipal laws and regulations, as well as international conventions (collectively, “environmental legislation”).
     Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with the Company’s operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean up costs and damages. The Company cannot assure that the costs of complying with environmental legislation in the future will not have a material adverse effect on its financial condition or results of operations. The Company anticipates that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the Company’s financial condition or results of operations.
     Kyoto Protocol
     Canada is a signatory to the United Nations Framework Convention on Climate Change and has ratified the Kyoto Protocol established thereunder to set legally-binding targets to reduce nation-wide emissions of carbon dioxide, methane, nitrous oxide and other so-called “greenhouse gases”. The Government of Canada has indicated an intent to issue regulations limiting greenhouse gas emissions from various industrial activities, including oil and natural gas exploration and production, petroleum refining, and some chemical manufacturing. The Province of Alberta may also issue regulations under Alberta’s Climate Change and Emissions Management Act limiting greenhouse gas emissions, as might other provinces. Mandatory emissions limits may result in increased operating costs and capital expenditures for oil and natural gas producers, refiners and chemical manufacturers, and also may reduce demand for the Company’s products, possibly adversely affecting the Company’s business, financial condition, results of operations and cash flows. However, while the government has outlined broad guidelines of a possible regulatory framework, it has not determined what specific measures it might impose on companies. Consequently attempts to assess the magnitude of any impact on the Company can only be speculative.
     Other Regulatory Risk
     The Company is subject to a wide range of legislation and regulation governing its operations over which it has no control. Changes may affect every aspect of Company operations and financial performance.

     Need to Replace Reserves
     The Company’s future oil, tar sands and natural gas reserves and production, and therefore cash flows, are highly dependent upon the Company’s success in exploiting its current reserve base and acquiring or discovering additional reserves. Without additions to the Company’s reserves through exploration, acquisition or development activities, reserves and production will decline over time as reserves are depleted. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flows from operations are insufficient to fund capital expenditures and external sources of capital become limited or unavailable, the Company’s ability to make the necessary capital investments to maintain and expand oil and natural gas reserves will be impaired. In addition, the Company may be unable to find and develop or acquire additional reserves to replace oil and natural gas production at acceptable costs.
     Other Business Risks
     Exploring for, producing and transporting petroleum substances involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These activities are subject to a number of hazards which may result in fires, explosions, spills, blow-outs or other unexpected or dangerous conditions causing personal injury, property damage, environmental damage and interruption of operations. The Company’s insurance may not provide adequate coverage in certain unforeseen circumstances.
     Uncertainty of Reserve Estimates
     There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flow therefrom are based upon a number of factors and assumptions made as of the date on which the reserve estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves, the classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual production, revenues, taxes and development, abandonment and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances could be material.
     Estimates with respect to reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves, rather than upon actual production history. Estimates based on these methods generally are less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be material, in the estimated reserves.
     Project Factors
     The Company’s results depend on its ability to develop and operate major projects and facilities as planned. The Company’s results will, therefore, be affected by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the Company’s ability to obtain the necessary environmental and other regulatory approvals; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the impact of general economic, business and market conditions; and the occurrence of unforeseen technical difficulties.
     Market Risk Factors
     See Item 7A for a discussion of the impact of market risks and other uncertainties.
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
     There is no Canadian tax on gains from selling shares or debt instruments owned by nonresidents not carrying on business in Canada.
Quarterly Financial and Stock Trading Data

	2005				2004
	three months ended				three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Financial data (millions of dollars)
Total revenues and other income	5,958	6,802	7,711	7,743	5,067	5,466	5,814	6,113
Total expenses	5,370	5,989	6,753	6,184	4,347	4,767	4,986	5,333

Income before income taxes	588	813	958	1,559	720	699	828	780
Income taxes	(195)	(274)	(306)	(543)	(254)	(195)	(284)	(242)

Net income	393	539	652	1,016	466	504	544	538

Per-share information (dollars)
Net earnings — basic	1.13	1.56	1.92	3.01	1.29	1.40	1.53	1.53
Net earnings — diluted	1.12	1.56	1.91	3.00	1.29	1.40	1.53	1.52
Dividends (declared quarterly)	0.22	0.24	0.24	0.24	0.22	0.22	0.22	0.22
Share prices (dollars)
Toronto Stock Exchange
High	94.33	104.97	137.37	136.18	64.45	64.25	66.76	73.65
Low	67.51	82.10	100.00	96.85	56.42	58.40	59.50	65.28
Close	92.02	102.02	134.01	115.41	58.87	62.40	65.48	71.15
American Stock Exchange ($U.S.)
High	77.20	85.15	117.41	116.78	48.70	47.13	52.22	62.45
Low	54.80	64.70	82.38	82.41	42.34	43.17	45.50	51.43
Close	76.14	83.31	115.06	99.60	44.84	46.82	51.71	59.38
     The Company’s shares are listed on the Toronto Stock Exchange and are admitted to unlisted trading on the American Stock Exchange in New York. The symbol on these exchanges for the Company’s common shares is IMO. Share prices were obtained from stock exchange records.
     As of February 15, 2006, there were 14,011 holders of record of common shares of the Company.
     During the period October 1, 2005 to December 31, 2005, the Company issued 185,800 common shares for $46.50 per share as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the Company, in sales of those common shares outside the U.S.A. which were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer purchases of equity securities (1)

				(d) Maximum number
	(a) Total number		(c) Total number of shares	(or approximate dollar value)
	of shares	(b) Average price	purchased as part of	of shares that may yet be
	(or units)	paid per share	publicly announced plans	purchased under the plans or
Period	purchased	(or unit)	or programs	programs
October 2005 (October 1 — October 31)	807,443	$116.01	807,443	10,841,799
November 2005 (November 1 — November 30)	1,948,195	$108.48	1,948,195	8,871,168
December 2005 (December 1 — December 31)	1,067,128	$115.33	1,067,128	7,784,211

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2005 under which the Company may purchase up to 17,080,605 of its outstanding common shares less any shares purchased by the employee savings plan and Company pension fund. If not previously terminated, the program will terminate on June 22, 2006.
Item 6. Selected Financial Data.

	2005	2004	2003	2002	2001
	(millions)
Total operating revenues	$27,797	$22,408	$19,094	$16,890	$17,153
Net income	2,600	2,052	1,705	1,214	1,223
Total assets	15,582	14,027	12,337	12,003	10,888
Long term debt	863	367	859	1,466	1,029
Other long term obligations	1,728	1,525	1,314	1,822	1,303
	(dollars)
Net income/share — basic	7.62	5.75	4.58	3.20	3.11
Net income/share — diluted	7.59	5.74	4.58	3.20	3.11
Cash dividends/share	0.94	0.88	0.87	0.84	0.83
     Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Overview
     The following discussion and analysis of the Company’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the Company’s management.
     The Company’s accounting and financial reporting fairly reflect its straightforward business model involving the extracting, refining and marketing of hydrocarbons and hydrocarbon-based products. The Company’s business involves the production (or purchase), manufacture and sale of physical products, and all commercial activities are directly in support of the underlying physical movement of goods.
     With its extensive resource base in Canada, financial strength, disciplined investment approach and technology portfolio, the Company is well positioned to participate in substantial investments to develop new energy supplies. While commodity prices remain volatile on a short-term basis depending upon supply and demand, the Company’s investment decisions are based on long-term outlooks, using a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Annual plan volumes are based on individual field production profiles that are updated annually. Prices for crude oil, natural gas and refined products used for investment evaluation purposes are based on corporate plan assumptions that are developed annually. Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity. Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

Business environment and outlook
Natural resources
     The Company produces crude oil and natural gas for sale into large North American markets. Economic and population growth are expected to remain the primary drivers of energy demand. The Company expects the global economy to grow at an average rate of almost three percent per year through 2030. World energy demand should grow by about two percent per year, and oil and gas are expected to consistently account for about 60 percent of world energy supply through 2030. Over the same period, the Canadian economy is expected to grow at an average rate of about two percent per year, and Canadian demand for energy at a rate of about one percent per year. Oil and gas are expected to continue to supply two-thirds of Canadian energy demand. It is expected that Canada will also be a growing supplier of energy to U.S. markets through this period.
     Oil products are the transportation fuel of choice for the world’s fleet of cars, trucks, trains, ships and airplanes. Primarily because of increased demand in developing countries, oil consumption will increase by 35 percent or about 30 million barrels a day by 2030. Canada’s oil sands represent an important additional source of supply.
     Natural gas is expected to be a major primary energy source globally, capturing about one-third of all incremental energy growth and approaching one-quarter of global energy supplies. Natural gas production from mature established regions in the United States and Canada is not expected to meet increasing demand, strengthening the market opportunities for new gas supply from Canada’s frontier areas.
     Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. In the past, crude oil and natural gas prices have been volatile, and the Company expects that volatility to continue.
     The Company has a large and diverse portfolio of oil and gas resources in Canada, both developed and undeveloped, which helps reduce the risks of dependence on potentially limited supply sources in the upstream. With the relative maturity of conventional production in the established producing areas of Western Canada, the Company’s production is expected to come increasingly from frontier and unconventional sources, particularly oil sands and natural gas from the Far North, where the Company has large undeveloped resource opportunities.
Petroleum products
     The downstream continues to experience ongoing volatility in industry margins. Refining margins are the difference between what a refinery pays for its raw materials (primarily crude oil) and the wholesale prices it receives for the range of products produced (primarily gasoline, diesel fuel, heating oil, jet fuel and fuel oil). Crude oil and many products are widely traded with published international prices. Prices for those commodities are determined by the marketplace, often an international marketplace, and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, seasonality and weather. Canadian wholesale prices in particular are largely determined by wholesale prices in adjacent U.S. regions. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.
     The Company’s downstream strategies are to provide customers with quality service at the lowest total cost offer, have the lowest net unit costs among our competitors, ensure efficient and effective use of capital and capitalize on integration with the Company’s other businesses. The Company owns and operates four refineries in Canada, with distillation capacity of 502,000 barrels a day and lubricant manufacturing capacity of 9,000 barrels a day.
     The Company’s fuels marketing business includes retail operations across Canada serving customers through about 2,000 Esso-branded service stations, of which about 700 are Company-owned or leased, and wholesale and industrial operations through a network of 30 primary distribution terminals.
Chemicals
     Although the current business environment is favourable, the North American petrochemical industry is cyclical. The Company’s strategy for its chemicals business is to reduce costs and maximize value by continuing to increase the integration of its chemicals plants at Sarnia and Dartmouth with the refineries. The Company also benefits from its integration within ExxonMobil’s North American chemicals businesses, enabling it to maintain a leadership position in its key market segments.
Results of operations
     Net income in 2005 was $2,600 million or $7.59 a share — the best year on record — surpassing the previous record of $2,052 million or $5.74 a share in 2004 (2003 — $1,705 million or $4.58 a share). Strong operational performance in 2005 allowed the Company to capture opportunities in an environment of higher commodity prices and industry margins. Higher realizations for crude oil, natural gas and Cold Lake bitumen and stronger refining margins contributed about $1,300 million to earnings when compared to 2004. Also positive to earnings was increased natural gas and Cold Lake bitumen volumes of about $125 million. These factors were partly offset by a stronger Canadian dollar, lower volumes at Syncrude, the natural decline of conventional crude oil volumes and higher planned maintenance impacting refinery operations. These factors had a combined negative impact of about $590 million on earnings. Operating costs increased and impacted earnings by about $325 million, primarily driven by higher energy costs and higher Syncrude maintenance expenses. In addition, stock-related compensation expenses were $143 million higher than a year earlier and costs associated with the head office relocation of about $45 million were incurred in 2005. Included in net income in 2005 was a $233 million gain on sale of assets, mainly from the Redwater and North Pembina fields. Included in net income in 2004 was a $32 million gain on sale of assets and a write down of $42 million on a north Toronto property.
     Total operating revenues were $27.8 billion, up 24 percent from 2004.
     Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the Company. Segmented results in previous years have been reclassified for comparative purposes.
Natural Resources
     Net income from natural resources was a record $2,008 million, exceeding the previous record achieved in 2004 of $1,517 million (2003 — $1,174 million). Improved realizations for crude oil, natural gas and Cold Lake bitumen of about $910 million, and higher natural gas and Cold Lake bitumen volumes of about $125 million were the main reasons for the increase. Their positive impact on earnings was partially offset by the unfavourable impact of a higher Canadian dollar of about $260 million, lower volumes due to higher maintenance activities at Syncrude of about $100 million and the natural decline of conventional crude oil and NGL volumes of about $90 million. Operating costs were also higher than 2004 by about $275 million, primarily driven by higher energy costs of about $140 million and higher Syncrude maintenance and other expenses of about $75 million. Included in net income in 2005 was a $208 million gain on sale of assets, mainly from the Redwater and North Pembina fields. Included in net income in 2004 was a $25 million gain on sale of assets.
     Resource operating revenues were $8.2 billion, up from $6.6 billion in 2004 (2003 — $5.6 billion). The main reasons for the increase were higher realizations primarily for crude oil, natural gas and Cold Lake bitumen and higher natural gas and Cold Lake bitumen volumes.
Financial statistics

	2005	2004	2003	2002	2001
	(millions)
Net income	$2,008	$1,517	$1,174	$1,052	$953
Operating revenues	8,189	6,580	5,584	4,790	5,310
     U.S. dollar world oil prices were considerably higher in 2005 than in the previous year. The annual average price of Brent crude oil, the most actively traded North Sea crude and a common benchmark of world oil markets, was about $55 (U.S.) a barrel in 2005, a more than 42 percent increase over the average price of $38 in 2004 (2003 — $29). However, the Company’s Canadian dollar realizations for conventional crude oil increased to a lesser extent because of a stronger Canadian dollar. Average realizations for conventional crude oil during the year were $64.48 (Cdn) a barrel, an increase of 32 percent from $48.96 in 2004 (2003 — $40.10).
     Average prices for Canadian heavy crude oil were higher in 2005, but by less than the relative increase in light crude oil prices, as increased supply of heavy crude oil widened the average spread between light and heavy crude. The price of Bow River, a benchmark Canadian heavy crude oil, was higher by 20 percent in 2005, much less than the increase in prices for Canadian light crude oil.
     Prices for Canadian natural gas in 2005 were higher than the previous year. The average of 30-day spot prices for natural gas at the AECO hub in Alberta was about $9.01 a thousand cubic feet in 2005, compared with $6.80 in 2004 (2003 — $6.70). The Company’s average realizations on natural gas sales were $9 a thousand cubic feet, compared with $6.78 in 2004 (2003 — $6.60).

Average realizations and prices

	2005	2004	2003	2002	2001
	(Canadian dollars)
Conventional crude oil realizations (a barrel)	$64.48	$48.96	$40.10	$36.81	$35.56
Natural gas liquids realizations (a barrel)	40.00	33.78	32.09	23.38	29.31
Natural gas realizations (a thousand cubic feet)	9.00	6.78	6.60	4.02	5.72
Par crude oil price at Edmonton (a barrel)	69.86	53.26	43.93	40.44	39.64
Heavy crude oil price at Hardisty (Bow River, a barrel)	45.62	37.98	33.00	31.85	25.11
     Total gross production of crude oil and NGLs averaged 261,000 barrels a day, compared with 262,000 barrels in 2004 (2003 — 256,000).
     Gross bitumen production at the Company’s wholly owned facilities at Cold Lake was a record 139,000 barrels a day, up from 126,000 barrels in 2004 (2003 — 129,000), due to the cyclic nature of production at Cold Lake and increased volumes from the ongoing development drilling program.
     Production from the Syncrude operation, in which the Company has a 25 percent interest, was lower during 2005 as a result of planned and unplanned maintenance activities. Gross production of upgraded crude oil decreased to 214,000 barrels a day from 238,000 barrels in 2004 (2003 - 211,000). The Company’s share of average gross production decreased to 53,000 barrels a day from 60,000 barrels in 2004 (2003 — 53,000).
     Gross production of conventional oil decreased to 38,000 barrels a day from 43,000 barrels in 2004 (2003 — 46,000) as a result of the natural decline in Western Canadian reservoirs.
     Gross production of NGLs available for sale averaged 31,000 barrels a day in 2005, down from 33,000 barrels in 2004 (2003 — 28,000), mainly due to the declining content of Wizard Lake gas production.
     Gross production of natural gas increased to 580 million cubic feet a day from 569 million in 2004 (2003 — 513 million). The increased volumes were mainly due to higher production from the Nisku, Wizard Lake and Medicine Hat fields.
     In December, the Company sold its wholly owned and operated Redwater field as well as interests in the North Pembina field, both located in Alberta, for net proceeds of $289 million, realizing a gain of $163 million. Oil and natural gas production for the Company’s share of these two properties averaged approximately 4,400 oil-equivalent barrels a day during the third quarter of 2005.
Crude oil and NGLs — production and sales (a)

	2005		2004		2003		2002		2001
	gross	net	gross	net	gross	net	gross	net	gross	net
	(thousands of barrels a day)
Cold Lake	139	124	126	112	129	116	112	106	128	121
Syncrude	53	53	60	59	53	52	57	57	56	52
Conventional crude oil	38	29	43	33	46	35	51	39	55	42

Total crude oil production	230	206	229	204	228	203	220	202	239	215
NGLs available for sale	31	25	33	26	28	22	27	21	28	22

Total crude oil and NGL production	261	231	262	230	256	225	247	223	267	237
Cold Lake sales, include diluent (b)	183		167		170		145		167
NGL sales	39		42		39		40		43
Natural gas — production and sales (a)

	2005		2004		2003		2002		2001
	gross	net	gross	net	gross	net	gross	net	gross	net
	(millions of cubic feet a day)
Production (c)	580	514	569	518	513	457	530	463	572	466
Sales	536		520		460		499		502

(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the Company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.
(b)	Includes natural gas condensate added to the Cold Lake bitumen to facilitate transportation to market by pipeline.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
     Operating costs increased by 17 percent in 2005. The main factors were higher energy costs and higher Syncrude maintenance and other expenses.
     Effective April 1, 2005, the Company and an affiliate of Exxon Mobil Corporation in Canada agreed to operate their respective Western Canada production organizations as one single organization. Under the consolidation, the Company will operate all Western Canada properties. There are no asset ownership changes. The consolidation is expected to result in efficiencies from a streamlined organization.

Petroleum products
     Net income from petroleum products was a record $694 million or 2.1 cents a litre in 2005, improving on the previous record of $556 million or 1.7 cents a litre in 2004 (2003 — $462 million or 1.5 cents a litre). Higher earnings in 2005 were mainly a result of stronger industry refining margins. Marketing margins in 2005 remained at the low levels of 2004. Planned refinery maintenance activities were higher in the year, when compared to 2004, impacting both refinery operations and expenses and reducing earnings by about $75 million. Higher earnings were also partially offset by a stronger Canadian dollar of about $85 million, higher energy costs of about $65 million and costs associated with the head office relocation of about $35 million.
     Operating revenues were $24 billion, up from $19.2 billion in 2004 (2003 — $16.1 billion).
Financial statistics

	2005	2004	2003	2002	2001
	(millions)
Net income	$694	$556	$462	$147	$376
Operating revenues	24,017	19,169	16,004	14,400	14,379
Sales of petroleum products

	2005	2004	2003	2002	2001
	(millions of litres a day (a))
Gasolines	33.4	33.2	33.0	32.9	32.3
Heating, diesel and jet fuels	26.9	27.3	26.2	25.0	26.5
Heavy fuel oils	6.0	5.9	5.4	4.9	5.4
Lube oils and other products	7.6	7.0	5.8	6.4	5.4

Net petroleum product sales	73.9	73.4	70.4	69.2	69.6
Sales under purchase and sale agreements	15.2	14.2	14.6	13.9	11.6

Total sales of petroleum products	89.1	87.6	85.0	83.1	81.2

Total domestic sales of petroleum products (percent)	93.8	93.0	93.3	91.5	93.4

Refinery utilization

	2005	2004	2003	2002	2001
	(millions of litres a day (a))
Total refinery throughput (b)	74.1	74.3	71.6	71.2	71.4
Refinery capacity at December 31	79.9	79.9	79.9	79.4	79.1
Utilization of total refinery capacity (percent)	93	93	90	90	90

(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
One thousand litres is approximately 6.3 barrels.
     Margins were stronger in the refining segment of the industry in 2005 compared with those in 2004, pushed up by increased demand for refined petroleum products that stemmed from generally stronger global economic conditions and the short-term production disruptions along the U.S. Gulf Coast. However, the effects of stronger industry margins were reduced partially by a higher Canadian dollar. Marketing margins in 2005 remained at the low levels of 2004, reflecting the impact of highly competitive markets.
     Operating performance of the Company’s four refineries was solid. Despite higher planned maintenance, refinery utilization for 2005 was 93 percent, repeating a record performance level that was established in 2004 (2003 — 90 percent).
     The Company’s total sales volumes, including those resulting from reciprocal supply agreements with other companies, were 89.1 million litres a day, compared with 87.6 million litres in 2004 (2003 — 85 million). Excluding sales resulting from reciprocal agreements, sales were 73.9 million litres a day, compared with 73.4 million litres in 2004 (2003 — 70.4 million).
     Operating costs increased by about seven percent in 2005 from the previous year, mainly because of higher energy costs and costs associated with the head office relocation.
     In 2005, the Company divested its Western Canada fertilizer distribution assets to Agrium Inc. The transaction did not have a material impact on the financial results of the petroleum products segment.

Chemicals
     Net income from chemicals operations was $121 million in 2005, compared with $109 million in 2004 (2003 — $44 million). Improved industry margins were partly offset by weaker industry demand for polyethylene products.
Financial statistics

	2005	2004	2003	2002	2001
	(millions of dollars)
Net income	$121	$109	$44	$54	$26
Operating revenues	1,665	1,509	1,232	1,164	1,175
Sales volumes

	2005	2004	2003	2002	2001
	(thousands of tonnes a day (a))
Polymers and basic chemicals	2.1	2.4	2.4	2.5	2.4
Intermediate and others	0.9	0.9	0.9	1.0	0.9

Total chemicals	3.0	3.3	3.3	3.5	3.3

(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
One tonne is approximately 1.1 short tons or 0.98 long tons.
     Total operating revenues from chemical operations were $1,665 million, compared with $1,509 million in 2004 (2003 — $1,232 million). Higher prices for polyethylene and intermediate chemicals were the main contributing factors.
     The average industry price of polyethylene was $1,708 a tonne in 2005, up eight percent from $1,584 a tonne in 2004 (2003 — $1,415).
     Sales of chemicals were 3,000 tonnes a day, compared with 3,300 tonnes a day in 2004 (2003 - 3,300 tonnes) mainly due to a reduction in lower margin polyethylene resale volumes and weaker industry demand for polyethylene products.
     Operating costs in the chemicals segment for 2005 were about four percent higher than 2004. Higher energy costs were the main reason for the increase.
Corporate and other
     Net income from corporate and other was negative $223 million in 2005, compared with negative $130 million in 2004 (2003 — positive $25 million). Lower net income in 2005 was mainly due to higher stock-related compensation expenses of about $143 million, largely driven by the increase in the Company’s share price from a year earlier, partially offset by the absence of a write down of $42 million on a north Toronto property previously recorded in 2004.
Liquidity and capital resources
Sources and uses of cash

	2005	2004
	(millions of dollars)
Cash provided by/(used in)
Operating activities	$3,451	$3,312
Investing activities	(992)	(1,306)
Financing activities	(2,077)	(1,175)

Increase/(decrease) in cash and cash equivalents	382	831

Cash and cash equivalents at end of year	$1,661	$1,279

     Although the Company issues long-term debt from time to time, internally generated funds cover the majority of its financial requirements. The management of cash that may be temporarily available as surplus to the Company’s immediate needs is carefully controlled, both to ensure that it is secure and readily available to meet the Company’s cash requirements as they arise and to optimize returns on cash balances.
     Cash flows from operating activities are highly dependent on crude oil and natural gas prices and product margins. In addition, the Company will need to continually find and develop new resources, and continue to develop and apply new technologies and recovery processes to existing fields, in order to maintain or increase production and resulting cash flows in future periods. Projects are in place or underway to increase production capacity. However, these volume increases are subject to a variety of risks, including project execution, operational outages, reservoir performance and regulatory changes.

     The Company’s financial strength enables it to make large, long-term capital expenditures. The Company’s large and diverse portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks of the Company and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the Company’s liquidity or ability to generate sufficient cash flows for its operations and fixed commitments.
Cash flow from operating activities
     Cash provided by operating activities was $3,451 million, versus $3,312 million in 2004 (2003 — $2,227 million). The increased cash flow was mainly due to higher net income and the impact of higher commodity prices on working capital partially offset by additional funding contributions to the employee pension plan and the timing of income tax payments. The $233 million gain on asset sales is a non-cash item and represented a reduction from net income in the cash from operating activities category. The cash received from asset sales is reported in cash from investing activities.
Capital and exploration expenditures
     Total capital and exploration expenditures were $1,475 million in 2005, up from $1,445 million in 2004 (2003 — $1,559 million).
     The funds were used mainly to invest in Syncrude and Cold Lake to maintain and expand production capacity, upgrade refineries to meet low-sulphur diesel requirements, improve operating efficiency and upgrade the network of Esso retail outlets. About $280 million was spent on projects related to reducing the environmental impact of its operations and improving safety, including about $240 million on the $500-million capital project to produce low-sulphur diesel.
     The following table shows the Company’s capital and exploration expenditures for natural resources during the five years ending December 31, 2005:

	2005	2004	2003	2002	2001
	(millions of dollars)
Exploration	$43	$60	$57	$39	$49
Production	232	234	181	143	109
Heavy oil	662	819	769	804	588

Total capital and exploration expenditures	$937	$1,113	$1,007	$986	$746

     For the natural resources segment, about 90 percent of the capital and exploration expenditures in 2005 was focused on growth opportunities. The single largest investment during the year was the Company’s share of the Syncrude expansion. Construction on the upgrader expansion portion of the Syncrude Stage 3 project was about 98 percent complete at the end of 2005 with remaining activities principally focused on mechanical completion, testing and commissioning. Completion of the project with production of higher quality synthetic crude oil is scheduled to come on stream by mid-2006. Continuing cost and labour pressures in the Fort McMurray area have resulted in the total projected cost for the Stage 3 project growing from $7.8 billion, indicated in March 2004, to $8.4 billion currently. The remainder of 2005 investment was directed to drilling at Cold Lake and conventional fields in Western Canada and advancing the Mackenzie gas project.
     In April 2005, the Company, on behalf of the Mackenzie gas project co-venturers, halted project execution activities due to insufficient progress on areas critical to the project — the finalization of benefits and access agreements, the establishment of a clear regulatory process, and appropriate fiscal terms for the project. Sufficient advances were subsequently made in these areas and, in November, the Company notified the National Energy Board of the project proponents’ readiness to proceed to public hearings on the project. Hearings began in January 2006 and are expected to continue through 2006. During 2005, initial applications for fieldwork approvals, including land-use permits and water licences, were filed with regulatory agencies and boards. Additional permit applications will be filed in 2006.
     In July 2005, regulatory applications for the development of the Kearl oil sands project, in which the Company holds about a 70 percent interest and would act as operator in a joint venture with ExxonMobil Canada, were filed with the Alberta Energy and Utilities Board and Alberta Environment. Hearings are expected to begin later in 2006.
     During the third quarter of 2005, the Company and its partners completed a second 3-D seismic acquisition program in the Orphan Basin on Canada’s East Coast. A contract agreement for a drilling vessel has been signed and exploration drilling in the Orphan Basin, offshore Newfoundland, is expected in mid-2006. The Company holds a 15 percent interest in the eight deepwater exploration licences in the Orphan Basin.
     Planned capital and exploration expenditures in natural resources are expected to be about $800 million in 2006, with over 80 percent of the total focused on growth opportunities. Investments are mainly planned for development drilling at Cold Lake and conventional oil and gas operations in Western Canada, facilities improvement at Syncrude, and the Mackenzie gas project.

The following table shows the Company’s capital expenditures in the petroleum products segment during the five years ending December 31, 2005:

	2005	2004	2003	2002	2001
	(millions of dollars)
Marketing	$91	$85	$91	$133	$171
Refining and supply	368	178	369	399	118
Other (a)	19	20	18	57	50

Total capital expenditures	$478	$283	$478	$589	$339

(a)	Consists primarily of real estate purchases.
     For the petroleum products segment, capital expenditures increased to $478 million in 2005, compared with $283 million in 2004 (2003 — $478 million). The Company invested about $240 million in refining operations and other facilities during the year as part of a three-year, $500-million project to reduce sulphur content in diesel. In addition, more than $100 million was spent on other refinery projects to improve energy efficiency and increase yield. Major investments were also made to upgrade the network of Esso service stations during the year.
     Capital expenditures for the petroleum products segment in 2006 are expected to be about $350 million. Major items include additional investment in refining facilities to complete the sulphur-reduction project and continued enhancements to the Company’s retail network.
     The following table shows the Company’s capital expenditures for its chemicals operations during the five years ending December 31, 2005:

	2005	2004	2003	2002	2001
	(millions of dollars)
Chemicals	$19	$15	$41	$25	$30
     Of the capital expenditures for chemicals in 2005, the major investment focused on improving energy efficiency, yields and process control technology.
     Planned capital expenditures for chemicals in 2006 will be about $15 million.
     Total capital and exploration expenditures for the Company in 2006, which will focus mainly on growth and productivity improvements, are expected to total about $1.2 billion and will be financed from internally generated funds.
Cash flow from financing activities
     In June, the Company renewed the normal course issuer bid (share-repurchase program) for another 12 months. During 2005, the Company purchased about 17.5 million shares for $1,795 million (2004 — 14 million shares for $872 million). Since the Company initiated its first share-repurchase program in 1995, it has purchased 250 million shares — representing about 43 percent of the total outstanding at the start of the program — with resulting distributions to shareholders in excess of $8.6 billion.
     The Company declared dividends totalling 94 cents a share in 2005, up from 88 cents in 2004 (2003 — 87 cents). Regular annual per-share dividends paid have increased in each of the past 11 years and, since 1986, payments per share have grown by more than 76 percent.
     Total debt outstanding at the end of 2005, excluding the Company’s share of equity Company debt, was $1,439 million, compared with $1,443 million at the end of 2004 (2003 — $1,432 million). Debt represented 18 percent of the Company’s capital structure at the end of 2005, compared with 19 percent at the end of 2004 (2003 — 21 percent).
     Debt-related interest incurred in 2005, before capitalization of interest, was $45 million, up from $37 million in 2004 (2003 — $38 million). The average effective interest rate on the Company’s debt was 3.1 percent in 2005, compared with 2.8 percent in 2004 (2003 — 2.9 percent).
     During 2005, the Company’s Canadian dollar variable-rate loans of $500 million and $318 million from Exxon Overseas Corporation, due in 2005 and 2006 were extended to mature in 2007 and 2008 respectively.

Financial percentages and ratios

	2005	2004	2003	2002	2001

Total debt as a percentage of capital (a)	18	19	21	24	26
Interest coverage ratios
Earnings basis (b)	88	83	64	46	26
Cash-flow basis (c)	101	108	80	63	36

(a)	Current and long-term portions of debt (page F-5), divided by debt and shareholder’s equity (page F-5)
(b)	Net income (page F-3), debt-related interest before capitalization (page F-22, note 14) and income taxes (page F-3) divided by debt-related interest before capitalization.
(c)	Cash flow from net-income adjusted for the cumulative effect of accounting change and other non-cash items (page F-4), current income tax expense (page F-13, note 4) and debt-related interest before capitalization (page F-22, note 14) divided by debt-related interest before capitalization.
     The Company’s financial strength, as evidenced by the above financial ratios, represents a competitive advantage of strategic importance. The Company’s sound financial position gives it the opportunity to access capital markets in the full range of market conditions and enables the Company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
     On February 2, 2006, the Company proposed to subdivide the common shares of the Company on a three-for-one basis. The proposed stock split is subject to shareholder and regulatory approvals.
Contractual obligations
     The following table shows the Company’s contractual obligations outstanding at December 31, 2005. It brings together, for easier reference, data from the consolidated balance sheet and from individual notes to the consolidated financial statements.

	Financial	Payment due by period
	Statement		2007 to	2011 and	Total
	Note Reference	2006	2010	beyond	amount
		(millions of dollars)
Long-term debt and capital leases	Note 3	$477	$833	$30	$1,340
Company’s share of equity company debt		59	—	—	59
Operating leases	Note 11	48	168	57	273
Unconditional purchase obligations (a)	Note 11	94	145	20	259
Firm capital commitments (b)	Note 11	196	36	—	232
Pension obligations (c)	Note 6	416	80	346	842
Asset retirement obligations (d)	Note 7	36	141	190	367
Other long-term agreements (e)	Note 11	403	1,022	356	1,781

(a)	Unconditional purchase obligations mainly pertain to pipeline throughput agreements.
(b)	Firm capital commitments related to capital projects, shown on an undiscounted basis, totalled approximately $232 million at the end of 2005, compared with $171 million at year-end 2004. The largest commitment outstanding at year-end 2005 was associated with the Company’s share of upstream capital projects of $72 million offshore Canada’s East Coast.
(c)	The amount by which accumulated benefit obligations (ABO) exceeded the fair value of fund assets at year-end (page F-14, note 6). For funded pension plans, this difference was $489 million at December 31, 2005. For unfunded plans, this was the ABO amount of $353 million. The payments by period include expected contributions to funded pension plans in 2006 and estimated benefit payments for unfunded plans in all years.
(d)	Asset retirement obligations represent the discounted present value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(e)	Other long-term agreements include primarily raw material supply and transportation services agreements.
     The Company was contingently liable at December 31, 2005, for a maximum of $77 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the resignation of the associate. The Company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payments under the guarantees.
     Various lawsuits are pending against the Company and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the Company does not believe the ultimate outcome of any currently pending lawsuits against the Company will have a material adverse effect on the Company’s operations or financial condition. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Recently issued Statement of Financial Accounting Standards
Share-based payments
     In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), Share-based Payments. SFAS 123R requires compensation costs related to share-based payment arrangements to employees to be recognized in the income statement over the requisite service period. The amount of the compensation cost will be measured based on the grant-date fair value of the instruments issued. In addition, liability awards will be remeasured each reporting period through settlement. SFAS 123R is effective for the Company as of January 1, 2006, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. SFAS 123R will not have a material impact on the Company’s earnings because in 2003, the Company adopted a policy of expensing all share-based payments that is consistent with the provisions of SFAS 123R and all prior year outstanding stock option awards have vested.
     The cumulative compensation expense associated with stock-related awards made in 2002, 2003 and 2004 has been recognized in the consolidated income statement using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” based on the retirement eligibility age would not be significantly different from the nominal vesting period approach. The non-substantive vesting period approach will be applicable to grants made after the adoption of SFAS 123R on January 1, 2006.
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
     The Company currently records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts. This accounting treatment is consistent with long standing industry practice (although the Company understands that some companies in the oil and gas industry may be accounting for these transactions as nonmonetary exchanges). The EITF consensus will result in the Company’s accounts “operating revenues” and “purchases of crude oil and products” on the consolidated statement of income being reduced by associated amounts with no impact on net income. All operating segments will be impacted by this change, but the largest effects are in the petroleum products segment. The EITF consensus will become effective for new arrangements entered into, and modifications or renewals of existing agreements, beginning no later than the second quarter of 2006.
     The purchase/sale amounts included in revenue for 2005, 2004 and 2003 are shown in note 1 to the consolidated financial statements on page F-7.
Critical accounting policies
     The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and include estimates that reflect management’s best judgment. The Company’s accounting and financial reporting fairly reflect its straightforward business model. The Company does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The following summary provides further information about the critical accounting policies and the estimates that are made by the Company to apply those policies. It should be read in conjunction with note 1 to the consolidated financial statements on page F-7.

Hydrocarbon reserves
     Proved oil, gas and synthetic crude oil reserve quantities are used as the basis of calculating unit-of-production rates for depreciation and evaluating for impairment. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs and deposits under existing economic and operating conditions. Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits.
     The estimation of proved reserves is controlled by the Company through long-standing approval guidelines. Reserve changes are made with a well-established, disciplined process driven by senior-level geoscience and engineering professionals (assisted by a central reserves group with significant technical experience), culminating in reviews with and approval by senior management and the Company’s board of directors. Key features of the estimation include rigorous peer-reviewed technical evaluations and analysis of well and field performance information, and a requirement that management make a commitment toward the development of the reserves prior to booking. Notably, no employee is compensated based on the levels of proved reserves bookings.
     Although the Company is reasonably certain that proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors, including completion of development projects, reservoir performance and significant changes in long-term oil and gas price levels.
     Based on the United States Securities and Exchange Commission regulatory guidance, the Company has reported 2004 and 2005 reserves on the basis of December 31 prices and costs (”year-end prices”).
     The use of year-end prices for reserves estimation introduces short-term price volatility into the process since annual adjustments are required based on prices occurring on a single day. The Company believes that this approach is inconsistent with the long-term nature of the natural resources business where production from individual projects often spans multiple decades. The use of prices from a single date is not relevant to the investment decisions made by the Company, and annual variations in reserves based on such year-end prices are not of consequence to how the business is actually managed.
     The impact of year-end prices on reserves estimation is most clearly shown at Cold Lake, where proved bitumen and associated natural gas reserves were reduced by about 137 million oil-equivalent barrels as a result of using December 31, 2005, prices, which were seasonally low. Prices of Cold Lake bitumen were strong for most of 2005, however, they began to deteriorate in the middle of the fourth quarter and ended on December 31, 2005, more than 25 percent below the year’s average. Prices quickly rebounded from December 31, and through January 2006 returned to levels that have restored the reserves to the proved category, repeating the same reserves rebooking situation as in January 2005.
     Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes to underlying price assumptions used in the determination of reserves. This category can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity.
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
Impact of reserves on depreciation
     The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of natural resources assets. It is the ratio of actual volumes produced to total proved developed reserves (those reserves recoverable through existing wells with existing equipment and operating methods) applied to the asset cost. The volumes produced and asset cost are known and, while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. This variability has generally resulted in net upward revisions of proved reserves in existing fields, as more information becomes available through research and production. Revisions have averaged eight million oil-equivalent barrels per year over the last five years and have resulted from effective reservoir management and the application of new technology. While the upward revisions the Company has made over the last five years are an indicator of variability, they have had little impact on the unit-of-production rates of depreciation because they have been small compared to the large proved reserves base.

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
     The impairment evaluation triggers include a significant decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current operating losses.
     In general, the Company does not view temporarily low oil prices as a triggering event for conducting impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop precipitously, the relative growth/decline in supply versus demand will determine industry prices over the long term and these cannot be accurately predicted. Accordingly, any impairment tests that the Company performs make use of the Company’s long-term price assumptions for crude oil and natural gas markets, petroleum products and chemicals. These are the same price assumptions that are used in the Company’s annual planning and budgeting processes and are also used for capital investment decisions. Any impairment tests that the Company performs also make use of annual volumes based on individual field production profiles, which are also updated as part of the annual plan process.
     The standardized measure of discounted future cash flows on page 37 is based on the year-end 2005 price applied for all future years, as required under Statement of Financial Accounting Standards No. 69 (SFAS 69). Future prices used for any impairment tests will vary from the one used in the SFAS 69 disclosure and could be lower or higher for any given year.
Retirement benefits
     The Company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 8.25 percent used in 2005 compares to actual returns of 10 percent and 9.64 percent achieved over the last 10- and 20-year periods ending December 31, 2005. If different assumptions are used, the expense and obligations could increase or decrease as a result. The Company’s potential exposure to changes in assumptions is summarized in note 6 to the consolidated financial statements on page F-14. At the Company, differences between actual returns on plan assets versus long-term expected returns are not recorded in the year the differences occur, but rather are amortized in pension expense as permitted by GAAP, along with other actuarial gains and losses, over the expected remaining service life of employees. The Company uses the fair value of the plan assets at year-end to determine the amount of the actual gain or loss that will be amortized and does not use a moving average value of plan assets. Pension expense represented less than one percent of total expenses in 2005.
Asset retirement obligations and other environmental liabilities
     Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in operating expense. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2005, the obligations were discounted at six percent and the accretion expense was $20 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the Company’s reported financial results if a different discount rate had been used.
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
     Although the Government of Canada, in ratifying the Kyoto Protocol, agreed to restrictions of greenhouse gas emissions by the period 2008-2012, it has not determined what measures it will impose on companies. Consequently, attempts to assess the impact on the Company can only be speculative. The Company will continue to monitor the development of legal requirements in this area.
     Other risks, such as changes in international commodity prices and currency-exchange rates, are beyond the Company’s control. The Company’s size, strong financial position and the complementary nature of its natural resources, petroleum products and chemicals segments help mitigate the Company’s exposure to changes in these other risks. The Company’s potential exposure to these types of risk is summarized in the earnings sensitivity table below.
     The Company does not use derivative markets to speculate on the future direction of currency or commodity prices and does not sell forward any part of production from any business segment.
     The following table shows the estimated annual effect, under current conditions, of certain sensitivities of the Company’s after tax net income.

	millions of dollars after tax
Six dollars (U.S.) a barrel change in crude oil prices	+(-)	300
One dollar and ten cents a thousand cubic feet change in natural gas prices	+(-)	66
One cent a litre change in sales margins for total petroleum products	+(-)	175
One cent (U.S.) a pound change in sales margins for polyethylene	+(-)	7
One quarter percent decrease (increase) in short term interest rates	+(-)	2
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+(-)	475
     The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2005. Each sensitivity calculation shows the impact on net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.
     The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from year end 2004 by about $20 million (after tax) a year for each one cent change. This is primarily due to the increase in crude oil prices and industry refining margins.
Item 8. Financial Statements and Supplementary Data.
     Reference is made to the Index to Financial Statements on page F-1 of this report.
Syncrude Mining Operations
     Syncrude’s crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 15 to 45 metres (50 to 150 feet) of overburden, have bitumen grades ranging from four to 14 weight percent and ore thickness of 35 to 50 metres (115 to 160 feet). Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. Proven reserves include the operating Base and North mines and the Aurora mine. In accordance with the long range mine plan approved by the Syncrude owners, there are an estimated 1,720 million tonnes (1,890 million tons) of extractable tar sands in the Base and North mines, with an average bitumen grade of 10.6 weight percent. In addition, at the Aurora mine, there are an estimated 4,075 million tonnes (4,485 million tons) of extractable tar sands at an average bitumen grade of 11.2 weight percent. After deducting royalties payable to the Province of Alberta, the Company estimates its 25 percent net share of proven reserves at year end 2005 was equivalent to 117 million cubic metres (738 million barrels) of synthetic crude oil.

     The following table sets forth the Company’s share of net proven reserves of Syncrude after deducting royalties payable to the Province of Alberta:

	Synthetic Crude Oil
	Base Mine and
	North Mine	Aurora Mine	Total
	(millions of cubic metres)
Beginning of year 2003	55	72	127
Revision of previous estimate	—	—	—
Production	(2)	(1)	(3)

End of year 2003	53	71	124
Revision of previous estimate	(16)	16	0
Production	(2)	(2)	(4)

End of year 2004	35	85	120
Revision of previous estimate	—	—	—
Production	(1)	(2)	(3)

End of year 2005	34	83	117

	Synthetic Crude Oil
	Base Mine and
	North Mine	Aurora Mine	Total
	(millions of barrels)
Beginning of year 2003	344	456	800
Revision of previous estimate	—	—	—
Production	(13)	(6)	(19)

End of year 2003	331	450	781
Revision of previous estimate	(103)	100	(3)
Production	(11)	(10)	(21)

End of year 2004	217	540	757
Revision of previous estimate	—	—	—
Production	(9)	(10)	(19)

End of year 2005	208	530	738

Oil and Gas Producing Activities
     The following information is provided in accordance with the United States’ Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”.
Results of Operations

	2005	2004	2003
	(millions of dollars)
Sales to customers (1)	$2,739	$2,160	$2,067
Intersegment sales (1) (2)	1,013	976	665

	$3,752	$3,136	$2,732
Production expenses	1,035	870	883
Exploration expenses	31	44	55
Depreciation and depletion	583	565	463
Income taxes	716	547	376

Results of operations	$1,387	$1,110	$955

Capital and exploration expenditures

	2005	2004	2003
	(millions of dollars)
Property costs (3)
Proved	$—	$—	$—
Unproved	7	1	2
Exploration costs	37	43	55
Development costs	330	408	339

Total capital and exploration expenditures	$374	$452	$396

Property, plant and equipment

	2005	2004
	(millions of dollars)
Property costs (3)
Proved	$3,231	$3,328
Unproved	162	141
Producing assets	6,111	6,099
Support facilities	174	122
Incomplete construction	432	235

Total cost	$10,110	$9,925
Accumulated depreciation and depletion	6,934	6,514

Net property, plant and equipment	$3,176	$3,411

(1)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “External sales”, “Intersegment sales” and in “Purchases of crude oil and products”.
(2)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(3)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “Producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Net proved developed and undeveloped reserves (1)

	Crude oil and natural gas liquids
	Conventional	Cold Lake	Total	Natural Gas
	(millions of cubic metres)			(billions of cubic metres)
Beginning of year 2003	23	127	150	35

Revisions and improved recovery	—	1	1	(1)
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(7)	(10)	(5)

End of year 2003	20	121	141	29

Revisions and improved recovery	1	(3)	(2)	1
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(6)	(9)	(5)

Total before year end price/cost revisions	18	112	130	25
Year end price/cost revisions	—	(75)	(75)	(3)

End of year 2004	18	37	55	22

Remove 2004 year end price/cost revisions	—	75	75	3

Total before 2004 year end price/cost revisions	18	112	130	25

Revisions and improved recovery	(1)	1	—	2
(Sale)/purchase of reserves in place	(2)	—	(2)	—
Discoveries and extensions	—	3	3	—
Production	(3)	(7)	(10)	(5)

Total before 2005 year end price/cost revisions	12	109	121	22

Year end price/cost revisions	1	(21)	(20)	(1)

End of year 2005	13	88	101	21

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 101.325 kilopascals absolute at 15 degrees Celsius.

	Crude oil and natural gas liquids
	Conventional	Cold Lake	Total	Natural Gas
	(millions of barrels)			(billions of cubic feet)
Beginning of year 2003	146	801	947	1,224

Revisions and improved recovery	1	5	6	(40)
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	6
Production	(21)	(43)	(64)	(167)

End of year 2003	126	763	889	1,023

Revisions and improved recovery	6	(20)	(14)	57
(Sale)/purchase of reserves in place	—	—	—	(13)
Discoveries and extensions	—	—	—	3
Production	(22)	(41)	(63)	(190)

Total before year end price/cost revisions	110	702	812	880
Year end price/cost revisions	5	(470)	(465)	(89)

End of year 2004	115	232	347	791

Remove 2004 year end price/cost revisions	(5)	470	465	89

Total before 2004 year end price/cost revisions	110	702	812	880

Revisions and improved recovery	(1)	9	8	65
(Sale)/purchase of reserves in place	(12)	—	(12)	(6)
Discoveries and extensions	—	17	17	14
Production	(20)	(45)	(65)	(188)

Total before 2005 year end price/cost revisions	77	683	760	765

Year end price/cost revisions	6	(132)	(126)	(18)

End of year 2005	83	551	634	747

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
     The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2003, 2004 and 2005. The definitions used for oil and gas reserves are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X, paragraphs (2), (3) and (4).
     Crude oil and natural gas reserve estimates, are based on geological and engineering data, which have demonstrated with reasonable certainty that these reserves are recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Reserves of crude oil at Cold Lake are those estimated to be recoverable from the Leming plant and commercial phases.
     Based on SEC regulatory guidance, the Company has reported 2004 and 2005 reserves on the basis of December 31 prices and costs respectively (“year-end prices”).
     The use of year-end prices for reserves estimation introduces short-term price volatility into the process since annual adjustments are required based on prices occurring on a single day. The Company believes that this approach is inconsistent with the long-term nature of the natural resources business where production from individual projects often spans multiple decades. The use of prices from a single date is not relevant to the investment decisions made by the Company and annual variations in reserves based on such year-end prices are not of consequence to how the business is actually managed.
     The impact of year-end prices on reserves estimation is most clearly shown at Cold Lake where proved bitumen and associated natural gas reserves were reduced by about 137 million oil-equivalent barrels as a result of using December 31, 2005, prices, which were seasonally low. Prices quickly rebounded from December 31, and through January 2006 returned to levels that have restored the reserves to the proved category, repeating the same reserves rebooking situation as in January 2005.

     Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes to underlying price assumptions used in the determination of reserves. This category can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity. During the past five years, revisions averaged an upward adjustment of eight million oil-equivalent barrels per year.
     Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For conventional crude oil (excluding enhanced oil-recovery projects) and natural gas, net proved reserves are based on estimated future royalty rates representative of those existing as of the date the estimate is made. Actual future royalty rates may vary with production and price. For enhanced oil-recovery projects and Cold Lake, net proved reserves are based on the Company’s best estimate of average royalty rates over the life of each project. Actual future royalty rates may vary with production, price and costs.
     Reserves data do not include certain resources of crude oil and natural gas such as those discovered in the Beaufort Sea-Mackenzie Delta and the Arctic islands, or the resources contained in oil sands other than reserves attributable to the Cold Lake Leming plant and commercial phases of Cold Lake production operations.
     Oil-equivalent barrels (OEB) may be misleading, particularly if used in isolation. An OEB conversion ratio of 6,000 cubic feet to one barrel on an energy-equivalent conversion method is primarily applicable at the burner tip and does not represent a value equivalency at the well head. No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.
Net proved developed and undeveloped reserves of crude oil and natural gas (1)

	2005	2004	2003	2002	2001
	(millions)
Crude Oil:
Conventional:
Cubic metres	13	18	20	23	26
Barrels	83	115	126	146	165
Oil Sands (Cold Lake crude bitumen):
Cubic metres	88	37	121	127	128
Barrels	551	232	763	801	807
Total:
Cubic metres	101	55	141	150	154
Barrels	634	347	889	947	972
Natural Gas:	(billions)
Cubic metres	21	22	29	35	40
Cubic feet	747	791	1,023	1,224	1,414
Net proved developed reserves of crude oil and natural gas (1)

	2005	2004	2003	2002	2001
	(millions)
Crude Oil:
Conventional:
Cubic metres	13	18	19	22	25
Barrels	81	111	121	139	157
Oil Sands (Cold Lake crude bitumen):
Cubic metres	58	37	63	49	34
Barrels	368	232	398	308	216
Total:
Cubic metres	71	55	82	71	59
Barrels	449	343	519	447	373
Natural Gas:	(billions)
Cubic metres	18	20	24	27	30
Cubic feet	643	704	859	959	1,060

(1)	Net reserves are the Company’s share of reserves after deducting the shares of mineral owners or governments or both.

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

	2005	2004	2003
	(millions)
Future cash flows	$21,911	$11,625	$27,611
Future production costs	(11,376)	(3,123)	(10,871)
Future development costs	(2,039)	(1,492)	(3,084)
Future income taxes	(2,777)	(2,260)	(5,543)

Future net cash flows	5,719	4,750	8,113
Annual discount of 10 percent for estimated timing of cash flows	(1,405)	(1,433)	(3,375)

Discounted future net cash flows	$4,314	$3,317	$4,738

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

	2005	2004	2003
	(millions)
Balance at beginning of year	$3,317	$4,738	$8,201
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(2,650)	(2,240)	(2,075)
Net changes in prices, development costs and production costs	3,343	(3,692)	(4,395)
Extensions, discoveries, additions and improved recovery, less related costs	(513)	(43)	22
Development costs incurred during the year	272	345	281
Revisions of previous quantity estimates	660	1,838	(368)
Accretion of discount	417	663	1,108
Net change in income taxes	(532)	1,708	1,964

Net change	997	(1,421)	(3,463)

Balance at end of year	$4,314	$3,317	$4,738

     Within the past 12 months, the Company has not filed oil and gas reserve estimates with any authority or agency of the United States.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     As indicated in the certifications in Exhibit 31.1 and 31.2 of this report, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are appropriate and effective for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared.
     Reference is made to page F-2 of this report for management’s report on internal control over financial reporting.
     Reference is made to page F-2 of this report for the report of the independent registered public accounting firm on management’s assessment on internal control over financial reporting.
     There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Company currently has eight directors. Each director is elected to hold office until the close of the next annual meeting.
     Each of the eight directors listed below has been nominated for re-election at the annual meeting of shareholders to be held May 2, 2006. All of the nominees are now directors and have been since the dates indicated.
     The following table provides information on the nominees for election as directors.

	Last major
	position or office with the
Name and current principal	Company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings (2)(3)

R.L. (Randy) Broiles	Global planning	July 21, 2005	Common shares of
Senior vice-president,	manager,		Imperial Oil Limited	1000
resources division,	ExxonMobil Production
Imperial Oil Limited	Company		Deferred share units of
			Imperial Oil Limited	0

			Restricted stock units of
			Imperial Oil Limited	0

			Shares of Exxon
			Mobil Corporation (4)	53,244

T.J. (Tim) Hearn	President,	January 1, 2002	Common shares of
Chairman, president and	Imperial Oil Limited		Imperial Oil Limited	30,342
chief executive officer,
Imperial Oil Limited			Deferred share units of
			Imperial Oil Limited	101

			Restricted stock units of
			Imperial Oil Limited	213,800

			Shares of Exxon
			Mobil Corporation	10,107

J.M. (Jack) Mintz	–	April 21, 2005	Common shares of
President and chief			Imperial Oil Limited	100
executive officer,
The C.D. Howe Institute			Deferred share units of
(public policy institute) and			Imperial Oil Limited	0
professor, Joseph L. Rotman
School of Management,			Restricted stock units of
University of Toronto (1)			Imperial Oil Limited	1,000

			Shares of Exxon
			Mobil Corporation	0

R. (Roger) Phillips	–	April 23, 2002	Common shares of
Retired president and			Imperial Oil Limited	3,000
chief executive officer,
IPSCO Inc.			Deferred share units of
(steel manufacturing) (1)			Imperial Oil Limited	3,943

			Restricted stock units of
			Imperial Oil Limited	3,375

			Shares of Exxon
			Mobil Corporation	2,000
(Table continued on following page)

	Last major
	position or office with the
Name and current principal	Company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings (2)(3)

J.F. (Jim) Shepard	–	October 21, 1997	Common shares of
Retired chairman and			Imperial Oil Limited	3,000
chief executive officer,
Finning International Inc.			Deferred share units of
(sale, lease, repair and			Imperial Oil Limited	6,564
financing of heavy
equipment) (1)			Restricted stock units of
			Imperial Oil Limited	3,375

			Shares of Exxon
			Mobil Corporation	0

P.A. (Paul) Smith	Corporate finance	February 1, 2002	Common shares of
Controller and	manager, Exxon		Imperial Oil Limited	4,434
senior vice-president,	Mobil Corporation
finance and			Deferred share units of
administration,			Imperial Oil Limited	0
Imperial Oil Limited
			Restricted stock units of
			Imperial Oil Limited	60,650

			Shares of Exxon
			Mobil Corporation	1,190

S.D. (Sheelagh) Whittaker	–	April 19, 1996	Common shares of
Retired managing director,			Imperial Oil Limited	3,000
Electronic Data Systems Limited
(business and information			Deferred share units of
technology services) (1)			Imperial Oil Limited	9,053

			Restricted stock units of
			Imperial Oil Limited	3,375

			Shares of Exxon
			Mobil Corporation	0

V.L. (Victor) Young	–	April 23, 2002	Common shares of
Corporate director of			Imperial Oil Limited	3,000
several corporations (1)
			Deferred share units of
			Imperial Oil Limited	1,379

			Restricted stock units of
			Imperial Oil Limited	3,375

			Shares of Exxon
			Mobil Corporation	0

(1)	Member of audit committee; member of environment, health and safety committee; member of executive resources committee; member of nominations and corporate governance committee; and member of Imperial Oil Foundation board of directors.
(2)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the Company, has been provided by the nominees individually.
(3)	The Company’s plans for deferred share units and restricted stock units for selected employees and nonemployee directors are described on page 46 and pages 47 and 48, respectively.
(4)	R. L. Broiles holds 16,244 common shares and 37,000 restricted shares of Exxon Mobil Corporation.
     The ages of the directors, nominees for election as directors, and the five senior executives of the Company are: Randy L. Broiles 48, Timothy J. Hearn 61, Jack M. Mintz 54, Roger Phillips 66, James F. Shepard 67, Paul A. Smith 52, Sheelagh D. Whittaker 58, Victor L. Young 60, Robert F. Lipsett 59, and John F. Kyle 63.
     Certain of the directors hold positions as directors of other Canadian and U.S. reporting issuers as follows: Jack M. Mintz — Brookfield Asset Management Inc. and CHC Helicopter Corporation; Roger Phillips — Canadian

Pacific Railway Limited, Cleveland-Cliffs Inc., Inco Limited and The Toronto-Dominion Bank; Sheelagh D. Whittaker — CanWest Media Works Income Fund; and Victor L. Young — Aliant Inc., BCE Inc. and Royal Bank of Canada. It is anticipated that Timothy J. Hearn will be elected as a director of Royal Bank of Canada at its annual meeting of shareholders to be held on March 3, 2006.
     All of the directors and nominees for election as directors, except for Roger Phillips, Sheelagh D. Whittaker and Victor L. Young have been engaged for more than five years in their present principal occupations or in other executive capacities with the same firm or affiliated firms. During the five preceding years, Roger Phillips was president and chief executive officer of IPSCO Inc. (steel manufacturing) until he retired in January 2002. During the five preceding years, Sheelagh D. Whittaker was managing director of Electronic Data Systems until she retired in November 2005. During the five preceding years, Victor L. Young was chairman and chief executive officer of Fishery Products International Limited (seafood products), until May 2001.
     The following table provides information on the senior executives of the Company.

Name and Office	Office held since
Timothy J. Hearn chairman of the board, president and chief executive officer	April 23, 2002

Paul A. Smith controller and senior vice-president, finance and administration	February 1, 2002

Randy L. Broiles senior vice-president, resources division	July 1, 2005

Robert F. Lipsett vice-president, human resources	October 1, 1999

John F. Kyle vice-president and treasurer	June 1, 1991
     All of the above senior executives have been engaged for more than five years at their current occupations or in other executive capacities with the Company or its affiliates. All senior executives hold office until their appointment is rescinded by the directors, or by the chief executive officer.
Audit committee
     The Company has an audit committee of the board of directors. The following directors are the members of the audit committee: P. Des Marais II until his retirement on April 21, 2005, R. Phillips, J.F. Shepard, S.D. Whittaker, V.L. Young, and J.M. Mintz, from his appointment on April 21, 2005.
Audit committee financial expert
     The Company’s board of directors has determined that R. Phillips, S.D. Whittaker and V.L. Young meet the definition of “audit committee financial expert” and that they, J.F. Shepard and J.M. Mintz are independent, as that term is defined in Multilateral Instrument 52-110, the Securities and Exchange Commission rules and the listing standards of the American Stock Exchange and the New York Stock Exchange. The Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification.
Code of ethics
     The Company has a code of ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics consists of the Company’s ethics policy, conflicts of interest policy, corporate assets policy, directorships policy and procedures and open door communication. Those documents are available at the Company’s web site www.imperialoil.ca.

Item 11. Executive Compensation.
Composition of the Company’s compensation committee
     The executive resources committee of the board of directors, composed of the independent directors, is responsible for decisions on the compensation of senior management above the level of vice-president including all officers of the Company, and for reviewing the executive development system, including specific succession plans for senior management positions. It also reviews corporate policy on compensation. During 2005, the membership of the executive resources committee was as follows:
P. Des Marais II — Chair (until April 2005)
R. Phillips — Chair (from May 2005)
R. Phillips — Vice-chair (until April 2005)
V.L. Young — Vice-chair (from May 2005)
J.F. Shepard
S.D. Whittaker
J.M. Mintz (from April 2005)
     T.J. Hearn periodically attends meetings at the request of the committee.
Executive Resources Committee Report on Executive Compensation
     The Company’s executive compensation policy is designed to reinforce the Company’s orientation toward career employment and its emphasis on performance as the primary determinant of advancement. This acknowledges the long-term nature of the Company’s business and its philosophy that the experience, skill and motivation of its senior executives are significant determinants of future business success. The compensation program emphasizes competitive salaries and performance-based incentives as the primary instruments to develop and retain key personnel.
     In establishing levels of compensation for its senior executives, the executive resources committee relies on market comparisons to other leading Canadian employers, typically in the group of major companies with revenues in excess of $1 billion a year. These market comparisons are prepared by independent external compensation consultants. However, no consultant or advisor was retained to assist in determining compensation for any of the Company’s directors or officers or any other senior executives. On a case-by-case basis, depending on the scope of market coverage represented by a particular comparison, compensation is targeted to a range between the mid-point and the upper quartile of comparable employers, reflecting the Company’s emphasis on quality of management.
     The Company’s senior executive compensation policy has three main elements: base salary, cash bonus and long-term incentive compensation. While these elements are related to the extent that compensation policy is compared in total to the competitive practices of other major Canadian employers, individual decisions on base salary, cash bonus and long-term incentive compensation are made independently of each other.
     Base Salary
     The Company’s salary ranges for executives were increased by two and one-half percent in 2004, one and one-half percent in 2005 and two and one-half percent in 2006. High-performing executives, and those recently promoted, whose salaries were low relative to their level of responsibility, were given limited additional salary increases. This included senior executives.
     T.J. Hearn’s salary is currently assessed to be within the range of the competitive target for the Company’s chairman, president and chief executive officer which is between the median and upper quartile. The target is consistent with the executive resources committee’s view that the chairman, president and chief executive officer’s salary should be above the average of salaries for chief executive officers of major Canadian companies, reflecting the Company’s executive development philosophy and the significance placed on experience and judgment in leading a large, complex operation.
     Cash Bonus
     Cash bonuses are typically granted to about 80 executives to reward their contributions to the business during the past year. Earnings bonus units, which are described on page 47, are generally granted in tandem as incentives for strong, medium-term Company performance. These bonuses are drawn from an aggregate bonus amount established annually by the executive resources committee based on the Company’s financial and operating performance.
     In 2005, the executive resources committee increased the overall bonus awards pool including the grant of earnings bonus units to reflect the Company’s record financial results, outstanding operating performance and in response to comparisons to other leading Canadian employers.

     In the case of T.J. Hearn, the committee’s approach to cash bonuses is based on the Company’s financial and operating performance and on the committee’s assessment of T.J. Hearn’s effectiveness in leading the organization. The continuing progress being made in focusing the organization on advancing key strategic interests, safety, environmental performance, productivity, cost effectiveness and asset management were primary considerations in determining a cash bonus for the chairman, president and chief executive officer. T.J. Hearn’s bonus including the grant of earnings bonus units was increased in 2005 to reflect his effectiveness in the position, the Company’s record financial results, and comparisons to other leading Canadian employers.
     Long-Term Incentive Compensation
     Each year, the executive resources committee has approved long-term incentive awards for selected key employees. These awards were an added incentive to promote individual contribution to sustained improvement in business performance and shareholder value, and to encourage key employees to remain with the Company. Individual awards reflected both level of responsibility and performance, with an emphasis on ability to influence longer-term results. In each case, including senior executives and the chairman, president and chief executive officer, award amounts took into account the competitive practices of other major Canadian employers and were not influenced by prior-years’ results or by an individual’s holdings of unexercised long-term incentive compensation units.
     Incentive awards also have been awarded selectively to the general managerial, professional and technical (non-executive) workforce as a way of delivering added financial incentive to selected high-performing employees.
     Currently, restricted stock units, which are described in more detail on pages 47 and 48, form the bases of awards under this program. A total of 579 employees, including executives, were granted restricted stock units in 2005.
     For many years, the Company’s long-term incentive compensation programs have been cash-based programs tied to earnings and share performance, and incentive awards have been reported as expenses in the consolidated statement of earnings. In 2002, to meet competitive practices, the Company introduced a stock option program. However, recognizing current concerns over stock option incentive programs, the Company decided to return to straightforward, primarily cash based incentive compensation programs that will again be reported as expenses against earnings. There are no plans to issue stock options in the future.
     Two elements of the Company’s compensation programs are awarded in the current year but do not pay out until a future date. These elements are the earnings bonus unit plan and the restricted stock unit plan which are described in detail on pages 47 and 48. The amounts that are paid out in the future could be more or could be less than the face values shown on pages 43 and 45 and are not strictly part of the total compensation received in the current year.
     The committee is aware that regulatory authorities and shareholder groups have recently made recommendations to modify the disclosure of compensation, but since these recommendations are still in the discussion stages and could change materially prior to approval, the committee has elected to adhere to all currently required disclosure requirements. The Company intends to fully implement any new disclosure requirements approved by the regulatory authorities.
Directors’ compensation
     Directors’ fees are paid only to non-employee directors. For 2005, non-employee directors were paid an annual retainer of $35,000 and 1,000 restricted stock units for their services as directors, plus an annual retainer of $4,500 for each committee on which they served, an additional $5,000 for serving as chair of a committee and $2,000 for each board and board committee meeting attended. The restricted stock units issued to non-employee directors have the same features as the restricted stock units for selected key employees described on pages 47 and 48.
     Starting in 1999, the non-employee directors have been able to receive all or part of their directors’ fees in the form of deferred share units for non-employee directors. The purpose of the deferred share unit plan for non-employee directors is to provide them with additional motivation to promote sustained improvement in the Company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the Company’s common shares. This plan is described on page 46.
     While serving as directors in 2005, the aggregate cash remuneration paid to non-employee directors, as a group, was $365,333, and they received an additional 2,193 deferred share units, based on an aggregate of $234,375 of cash remuneration elected to be received as deferred share units. The non-employee directors, as a group, received an additional 194 deferred share units granted as the equivalent to the cash dividend paid on Company shares during 2005 for previously granted deferred share units. In addition, the non-employee directors received 5,000 restricted stock units.

Senior executive compensation
Summary Compensation Table
     The following table shows the compensation for the chairman, president and chief executive officer and the four other senior executives of the Company who were serving as senior executives at the end of 2005. This information includes the dollar value of base salaries, cash bonus awards, and units of other long term incentive compensation and certain other compensation.

		Annual Compensation			Long Term Compensation
					Awards			Payouts
					Securities	Shares or Units	Shares or Units
				Other Annual	Under	Subject to Resale	Subject to Resale	LTIP	All Other
Name and				Compensation	Options/SARs	Restrictions	Restrictions	Payouts	Compensation
Principal		Salary	Bonus (2)	(3)	Granted (4)	(5) (6)	(5) (6)	(7)	(8)
Position	Year	($)	($)	($)	(#)	(#)	(#)	(8) ($)	($)

T.J. Hearn	2005	1,100,000	900,000	385,028	–	64,400	7,432,404	870,000	33,000
Chairman, president						restricted stock units
and chief executive						1	94
officer						deferred share unit
	2004	1,000,000	872,266	246,249	–	64,400	4,582,060	750,000	30,000
						restricted stock units
						100	7,034
						deferred share units
	2003	825,000	750,000	182,072	–	60,000	3,451,800	738,000	24,750
				U.S. 293,450		restricted stock units
						0	0
						deferred share units

P.A. Smith	2005	398,333	193,675	87,198	–	18,400	2,123,544	193,125	23,900
Controller and senior						restricted stock units
vice-president, finance	2004	378,333	193,600	67,022	–	19,300	1,373,195	183,000	22,700
and administration						restricted stock units
	2003	357,917	183,000	11,083	–	16,700	960,751	204,510	21,475
				U.S. 72,891		restricted stock units

R.L. Broiles (1)	2005	U.S. 159,000	U.S. 140,500	U.S. 112,214	–	11,000	U.S. 641,740	U.S. 116,253	U.S. 10,175
Senior vice-president, resources						restricted stock units
division (from July 1, 2005)

R.F. Lipsett	2005	360,000	178,850	107,810	–	14,100	1,627,281	178,500	10,800
Vice-President,						restricted stock units
human resources	2004	340,000	179,000	78,581	–	15,700	1,117,055	166,700	10,200
						restricted stock units
	2003	330,000	166,800	42,229	–	13,400	770,902	227,010	9,900
						restricted stock units

J.F. Kyle	2005	364,166	112,500	90,821	–	11,300	1,304,133	171,375	21,850
Vice-president						restricted stock units
and treasurer	2004	359,583	172,105	74,585	–	13,200	939,180	171,000	21,575
						restricted stock units
	2003	355,000	171,000	41,391	–	11,400	655,842	261,000	21,300
						restricted stock units

(1)	R.L. Broiles has been on a loan assignment from Exxon Mobil Corporation since July 1, 2005. His compensation was paid to him directly by Exxon Mobil Corporation in United States dollars, and is disclosed in United States dollars. Also, he received employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the Company’s employee benefit plans. The Company reimburses Exxon Mobil Corporation for the compensation paid and employee benefits provided to him.
(2)	Any part of bonus elected to be received as deferred share units is excluded.
(3)	Amounts under “Other Annual Compensation”, except for R.L. Broiles, consist of interest paid in respect of deferred payments for long-term incentive compensation, other than the Company’s plan for deferred share units for selected executives, described on page 46, dividend equivalent payments on restricted stock units, interest paid in respect of deferred payments of bonuses and any costs associated with the personal use of the Company aircraft. There is no tax assistance from the Company for taxes related to personal use of the Company aircraft. In 2005, the dividend equivalent payments were $146,280 for T.J. Hearn, $40,374 for P.A. Smith, $33,346 for R.F. Lipsett and $29,480 for J.F. Kyle. Also included is an earned benefits allowance. The earned benefits allowance in 2005 was $90,000 for T.J. Hearn, $45,000 for P.A. Smith, $35,000 for R.F. Lipsett and $35,000 for J.F. Kyle. For T.J. Hearn and P.A. Smith, the U.S. dollar amounts were payments by the Company on account of U.S. income taxes incurred while on assignment in the U.S. For R.L. Broiles, the amounts are the net payments by Exxon Mobil Corporation on account of Canadian income taxes and other compensation for assignment outside of the United States. Each year, while on assignment, T.J. Hearn and P.A. Smith paid to the Company and R.L. Broiles paid to Exxon Mobil Corporation, amounts that were approximate to the income taxes that would have been imposed if they were resident in their originating country of employment. For R.L. Broiles the amount also includes dividend equivalent payments on restricted stock units from Exxon Mobil Corporation.
(4)	The Company has not granted stock options since 2002. The stock option plan is described on page 47.
(5)	These values include the number of units granted under the Company’s restricted stock unit plan and deferred share unit plan for selected executives described on pages 47 and 48 and page 46, respectively. The values of the restricted stock units shown are the number of units multiplied by the closing price of the Company’s shares on the date of grant. The closing price on the date of grant of the restricted stock units was $57.53 in 2003, $71.15 in 2004 and $115.41 in 2005. The values of the deferred share units shown are the number of units multiplied by the closing price of the Company’s shares for the five consecutive days before the grant of the deferred share unit. T.J. Hearn is the only senior executive who holds deferred share units. R.L. Broiles participates in Exxon Mobil Corporation’s restricted stock plan, which is similar to the Company’s restricted stock unit plan. Under that plan, R.L. Broiles was granted 11,000 restricted shares in 2005 whose value on the date of grant (November 29, 2005) was $641,740, based on a closing price of Exxon Mobil Corporation shares on the date of grant of $58.34 (U.S.).
(6)	The table below shows the number and value of restricted stock units and deferred share units held as of December 31, 2005. The closing price on December 31, 2005 was $115.41.

	Restricted Stock Units		Deferred Share Units
Name	Total (#)	Total ($)	Total (#)	Total ($)
T.J. Hearn	213,800	24,674,658	101	11,622
P.A. Smith	60,650	6,999,616	0	0
R.L. Broiles	—	—	—	—
R.F. Lipsett	48,650	5,614,696	0	0
J.F. Kyle	41,200	4,754,892	0	0
R.L. Broiles participates in Exxon Mobil Corporation’s restricted stock plan, which is similar to the Company’s restricted stock unit plan. Under that plan, R.L. Broiles holds 37,000 restricted shares whose value on December 31, 2005 was $2,078,290 (U.S.) based on a closing price for Exxon Mobil Corporation shares on December 31, 2005 of $56.17 (U.S.).

(7)	Payouts were from 2004 earnings bonus units that reached maximum value of $3.75 per unit in 2005. That plan is described on page 47. R.L. Broiles participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the Company’s earnings bonus unit plan.
(8)	Amounts under “All Other Compensation”, except for R.L. Broiles, are the Company’s contributions to the savings plan, which is a plan available to all employees. Under one of the options of that plan to which the senior executives subscribe, except for R.L. Broiles, the Company matched employee contributions up to six percent of base salary per year; however, an employee may elect to receive an enhanced pension under the Company’s pension plan by foregoing three percent of the Company’s matching contributions. The plan is intended to be primarily for retirement savings, although employees may withdraw their contributions prior to retirement. For R.L. Broiles, the amount is Exxon Mobil Corporation’s contributions to its employee savings plan.

Earnings Bonus Unit Plan — awards in most recently completed financial year
     The following table provides information on earnings bonus units granted in 2005 to the named senior executives. The earnings bonus unit plan is described in more detail on page 47.

		Performance
	Securities	or Other	Estimated Future Payouts Under
	Units or	Period Until	Non-Securities-Price Based Plans
	Other Rights	Maturation or	Threshold	Target	Maximum
Name	(#)	Payout (1)	($)	($)(2)	($)(2)
T.J. Hearn	200,000	Nov. 16, 2010	0	4.50	4.50
P.A. Smith	42,900	Nov. 16, 2010	0	4.50	4.50
R.L. Broiles (3)	—	—	—	—	—
R.F. Lipsett	39,700	Nov. 16, 2010	0	4.50	4.50
J.F. Kyle	25,000	Nov. 16, 2010	0	4.50	4.50

(1)	Payment will be made earlier when the cumulative net earnings per outstanding common share reach the maximum settlement value per unit prior to the fifth anniversary of the grant date.
(2)	This is the maximum settlement value payable per earnings bonus unit granted in 2005.
(3)	R.L. Broiles participates in Exxon Mobil Corporation’s earnings bonus unit plan which is similar to the Company’s earnings bonus unit plan. In 2005, R.L. Broiles was granted 37,470 units under that plan for which the maximum settlement value payable per earnings bonus unit is U.S. $3.75.
Aggregated option/SAR exercises during the most recently completed financial year and financial year end option/SAR values
     The following table provides information on the exercise in 2005 and the aggregate holdings at the end of 2005 of incentive share units (referred to in the table as “SARs”) by the named senior executives. The incentive share unit plan is described in more detail on page 46.

					Value of
					Unexercised
			Unexercised		in-the-Money
			Options/SARs		Options/SARs
			at Financial		at Financial
	Securities	Aggregate	Year End		Year End
	Acquired	Value	(#)		($)
	on Exercise	Realized		Unexercisable		Unexercisable
Name	(#)	($)	Exercisable	(1)	Exercisable	(1)
T.J. Hearn	—	743,000	40,000	0	3,056,400	0
P.A. Smith	—	1,708,300	45,000	0	3,600,450	0
R.L. Broiles	—	—	—	—	—	—
R.F. Lipsett	—	2,861,235	25,000	0	1,910,250	0
J.F. Kyle	—	6,197,460	0	0	0	0

(1)	Unexercisable units are units for which the conditions for exercise have not been met.

     The following table provides information on the exercise in 2005 and the aggregate holdings at the end of 2005 of stock options by named senior executives. The stock option plan is described in more detail on page 47.

					Value of
					Unexercised
			Unexercised		in-the-Money
			Options/SARs		Options/SARs
			at Financial		at Financial
	Securities	Aggregate	Year End		Year End
	Acquired	Value	(#)		($)
	on Exercise	Realized				Unexercisable
Name	(#)	($)	Exercisable	Unexercisable(2)	Exercisable	(2)
T.J. Hearn	1,000	34,030	59,000	0	4,065,690	0
P.A. Smith	0	0	25,000	0	1,722,750	0
R.L. Broiles (1)	—	—	—	—	—	—
R.F. Lipsett	0	0	25,000	0	1,722,750	0
J.F. Kyle	0	0	29,000	0	1,998,390	0

(1)	At the end of 2005, R.L. Broiles held options to acquire 123,074 Exxon Mobil Corporation shares of which all options were exercisable. The value of R.L. Broiles’ exercisable options was U.S. $2,429,836 at the end of 2005. In 2005, R.L. Broiles exercised 4,258 options and realized an aggregate value of U.S. $119,596.
(2)	Unexercisable units are units for which the conditions for exercise have not been met.
Details of long-term and medium-term incentive compensation
     Consistent with the Company’s compensation philosophy of being performance driven, long-term incentive compensation is granted to retain selected employees and reward them for high performance.
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
     In 1998, an additional form of long-term incentive compensation (“deferred share units”) was made available to selected executives whose decisions are considered to have a direct effect on the long-term financial performance of the Company. They can elect to receive all or part of their cash bonus compensation in the form of such units. The number of units granted to an executive is determined by dividing the amount of the executive’s bonus elected to be received as deferred share units by the average of the closing prices of the Company’s shares on the Toronto Stock Exchange for the five consecutive trading days (“average closing price”) immediately prior to the date that the bonus would have been paid to the executive. Additional units will be granted to recipients of these units, in respect of unexercised units, based on the cash dividend payable on the Company shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient. An executive may not exercise these units until after termination of employment with the Company and must exercise the units no later than December 31 of the year following termination of employment with the Company. The units held must all be exercised on the same date. On the date of exercise, the cash value to be received for the units will be determined by multiplying the number of units exercised by the average closing price immediately prior to the date of exercise. In 2005, no executive elected to receive deferred share units.
     Starting in 1999, a form of long-term incentive compensation, similar to the deferred share units for executives, was made available to non-employee directors in lieu of their receiving all or part of their directors’ fees. The main differences between the two plans are that all non-employee directors are allowed to participate in the plan for non-employee directors and that the number of units granted to a non-employee director is determined at the end of each calendar quarter by dividing the amount of the directors’ fees for that calendar quarter that the non-employee director elected to receive as deferred share units by the average closing price immediately prior to the last day of the calendar quarter.

     Starting in 2001, a medium-term incentive compensation plan was introduced called the earnings bonus unit plan. This plan was made available to selected executives to promote individual contribution to sustained improvement in the Company’s business performance and shareholder value. Each earnings bonus unit entitles the recipient to receive an amount equal to the Company’s cumulative net earnings per common share as announced each quarter beginning after the grant. Payout occurs on the fifth anniversary of the grant or when the maximum settlement value per unit is reached, if earlier. If after five years, the maximum settlement has not been reached, payment will be prorated.
     Under the stock option plan, adopted by the Company in April 2002, a total of 3,210,200 options were granted to selected key employees on April 30, 2002 for the purchase of the Company’s common shares at an exercise price of $46.50 per share. All of the options are exercisable. Any unexercised options expire after April 29, 2012.
     As of February 15, 2006, there have been 1,153,925 common shares issued upon exercise of stock options and 2,034,825 common shares are issuable upon future exercise of stock options. The common shares that were issued and those that may be issued in the future represent about 0.96 percent of the Company’s currently outstanding common shares.
     The Company’s directors, officers and vice-presidents as a group hold 9.5 percent of the unexercised stock options.
     The maximum number of common shares that any one person may receive from the exercise of stock options is 60,000 common shares, which is about 0.02 percent of the currently outstanding common shares.
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
     The Company may amend or terminate the incentive stock option plan as it in its sole discretion determines appropriate. No such amendment or termination can be made to impair any rights of stock option holders under the incentive stock option plan unless the stock option holder consents, except in the event of (a) any adjustments to the share capital of the Company or (b) a take-over bid, amalgamation, combination, merger or other reorganization, sale or lease of assets, or any liquidation, dissolution, or winding-up, involving the Company. Appropriate adjustments may be made by the Company to: (i) the number of common shares that may be acquired on the exercise of outstanding stock options; (ii) the exercise price of outstanding stock options; or (iii) the class of shares that may be acquired in place of common shares on the exercise of outstanding stock options in order to preserve proportionately the rights of the stock option holders and give proper effect to the event.
     In December 2002, the Company introduced a restricted stock unit plan, which will be the primary long-term incentive compensation plan in future years. The purpose of the plan is to align the interests of the selected key employees and non-employee directors directly with the interests of shareholders. Each unit entitles the recipient the right to receive from the Company, upon exercise, an amount equal to the closing price of the Company’s shares on the exercise dates. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The Company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the Company on a common share of the Company. The restricted stock unit plan was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the Company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date. A total of 886,050 units were granted on December 31, 2005.
     There are 1,363,510 common shares issuable upon future exercise of restricted stock units, which represent about 0.41 percent of the Company’s currently outstanding common shares. The Company’s directors, officers and vice-presidents have available, as a group, 20 percent of the common shares issuable under outstanding restricted stock units.
     The maximum number of common shares that any one person may receive from the exercise of outstanding restricted stock units is 94,400 common shares, which is about 0.03 percent of the currently outstanding common shares.
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
     The Company’s pension plan applies to almost all employees. The plan provides an annual pension of a specific percentage of an employee’s “final three year average earnings”, multiplied by the employee’s years of service, subject to certain requirements concerning age and length of service. An employee may elect to forego three of the six percent of the Company’s contributions to the savings plan under one of the options of that plan (except for R.L. Broiles), to receive an enhanced pension equal to 0.4 percent of the employee’s “final three year average earnings”, multiplied by the employee’s years of service while foregoing such Company contributions. In addition to the pension payable under the plan, the Company has paid and may continue to pay a supplemental retirement income to employees who have earned a pension in excess of the maximum pension under the Income Tax Act. The pension plan table on this page shows estimated undiscounted annual payments, consisting of pension and supplemental retirement income, payable on retirement to the senior executives in specified classifications of remuneration and years of service currently applicable to that group.
     The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 43 corresponds generally to the salary, bonus compensation, and bonus compensation amount elected to be received as deferred share units in that table. The aggregate maximum settlement value that could be paid for earnings bonus units granted shown in the table on page 45 is also included in the employee’s “final three year average earnings” for the year of grant of such units.
     As of February 15, 2006, the number of completed years of service with Imperial Oil Limited used to determine payments on retirement was 39 for T.J. Hearn, 25 for P.A. Smith, 36 for R.F. Lipsett and 29 for J.F. Kyle.
     R.L. Broiles is not a member of the Company’s pension plan, but is a member of Exxon Mobil Corporation’s pension plan. Under that plan, R.L. Broiles has 26 years of service and he will receive a pension payable in U.S. dollars. The remuneration used to determine the payment on retirement to him also corresponds generally to his salary extended on a full year basis and bonus compensation in the summary compensation table on page 43, which total may be applied to the pension plan table above but with the dollars in that table representing U.S. rather than Canadian dollars.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     To the knowledge of the management of the Company, the only shareholder who, as of February 15, 2006, owned beneficially, or exercised control or direction over, more than five percent of the outstanding common shares of the Company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 230,613,858 common shares, representing 69.6 percent of the outstanding voting shares of the Company.
     Reference is made to the security ownership information under the preceding Items 10 and 11. As of February 15, 2006, Robert F. Lipsett was the owner of 1,470 common shares of the Company and held options to acquire 25,000 common shares of the Company and restricted share units to acquire 21,600 common shares of the Company. As of February 15, 2006, John F. Kyle was the owner of 3,928 common shares of the Company and held options to acquire 29,000 common shares of the Company and restricted share units to acquire 17,950 common shares of the Company.
     The directors and the senior executives of the Company consist of 10 persons, who, as a group, own beneficially 53,274 common shares of the Company, being approximately 0.02 percent of the total number of outstanding shares of the Company, and 66,541 shares of Exxon Mobil Corporation. This information not being within the knowledge of the Company has been provided by the directors and the senior executives individually. As a group, the directors and senior executives of the Company held options to acquire 138,000 common shares of the Company and held restricted stock units to acquire 167,650 common shares of the Company, as of February 15, 2006.
Equity Compensation Plan Information as of December 31, 2005

			Number of securities
		Weighted-average	remaining available for future
	Number of securities to	exercise price of	issuance under equity
	be issued upon exercise	outstanding options,	compensation plans (excluding
	of outstanding options	warrants and rights	securities reflected in
	warrants and rights	($)	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,045,000	46.50	0
Equity compensation plans not approved by security holders (2)	1,363,510	—	2,136,490

Total	3,408,510	46.50	2,136,490

(1)	This is the stock option plan, which is described on page 47 of this report.
(2)	This is the restricted stock unit plan, which is described on pages 47 and 48 of this report.
Item 13. Certain Relationships and Related Transactions.
     On June 23, 2004, the Company implemented another 12-month “normal course” share-purchase program under which it purchased 16,309,490, of its outstanding shares between June 23, 2004, and June 22, 2005. On June 23, 2005, another 12-month “normal course” program was implemented under which the Company may purchase up to 17,080,605 of its outstanding shares, less any shares purchased by the employee savings plan and company pension fund. Exxon Mobil Corporation participated by selling shares to maintain its ownership at 69.6 percent. In 2005, such purchases cost $1,795 million, of which $1,192 million was received by Exxon Mobil Corporation.
     During 2003, the Company borrowed $818 million from Exxon Overseas Corporation under two long term loan agreements at interest equivalent to Canadian market rates. Interest on the loans in 2005 was $23 million. The average effective interest rate for the loans was 2.8 percent for 2005.
     The amounts of purchases and sales by the Company and its subsidiaries for other transactions in 2005 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,774 million and $1,357 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the Company’s participation in a number of natural resources activities conducted jointly in Canada. The Company has agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the Company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems.
     During 2005, the Company and an affiliate of Exxon Mobil Corporation in Canada agreed to operate their respective Western Canada production organizations as one single organization. Under the consolidation, the Company will operate all Western Canada properties. There are no asset ownership changes.
Item 14. Principal Accountant Fees and Services.
Audit Fees
     The aggregate fees of the Company’s auditors for professional services rendered for the audit of the Company’s financial statements and other services for the fiscal years ended December 31, 2005 and December 31, 2004 were as follows:

Dollars (thousands)	2005	2004

Audit Fees	1,117	1,112
Audit-Related Fees	64	92
Tax Fees	770	545
All Other Fees	Nil	Nil

Total Fees	1,951	1,749

     Audit fees include the audit of the Company’s annual financial statements, audit of management’s report on internal control over financial reporting, and a review of the first three quarterly financial statements in 2005.
     Audit-related fees include other assurance services including the audit of the Company’s retirement plan, the Imperial Oil Foundation, and royalty statement audits for oil and gas producing entities.
     Tax fees are mainly tax services for employees on foreign loan assignments
     The Company did not engage the auditors for any other services.
     The audit committee recommends the external auditors to be appointed by the shareholders, fixes their remuneration and oversees their work. The audit committee also approves the proposed current year audit program of the external auditors, assesses the results of the program after the end of the program period and approves in advance any non-audit services to be performed by the external auditors after considering the effect of such services on their independence.
     All of the services rendered by the auditors to the Company were approved by the audit committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Reference is made to the Index to Financial Statements on page F-1 of this report.
The following exhibits numbered in accordance with Item 601 of Regulation S-K are filed as part of this report:
(3)	(i)	Restated certificate and articles of incorporation of the Company (Incorporated herein by reference to Exhibit (3) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-12014)).
(ii)	By-laws of the Company (Incorporated herein by reference to Exhibit (3)(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).
(4)	The Company’s long term debt authorized under any instrument does not exceed 10 percent of the Company’s consolidated assets. The Company agrees to furnish to the Commission upon request a copy of any such instrument.
(10)(ii)	(1)	Alberta Crown Agreement, dated February 4, 1975, relating to the participation of the Province of Alberta in Syncrude (Incorporated herein by reference to Exhibit 13(a) of the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
	(2)	Amendment to Alberta Crown Agreement, dated January 1, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
	(3)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
	(4)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
	(5)	Norman Wells Pipeline Agreement, dated January 1, 1980, relating to the operation, tolls and financing of the pipeline system from the Norman Wells field (Incorporated herein by reference to Exhibit 10(a)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
	(6)	Norman Wells Pipeline Amending Agreement, dated April 1, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 2-9259)).
	(7)	Letter Agreement clarifying certain provisions to the Norman Wells Pipeline Agreement, dated August 29, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(7) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
	(8)	Norman Wells Pipeline Amending Agreement, made as of February 1, 1985, relating to certain amendments ordered by the National Energy Board (Incorporated herein by reference to Exhibit (10)(ii)(8) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
	(9)	Norman Wells Pipeline Amending Agreement, made as of April 1, 1985, relating to the definition of “Operating Year” (Incorporated herein by reference to Exhibit (10)(ii)(9) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
	(10)	Norman Wells Expansion Agreement, dated October 6, 1983, relating to the prices and royalties payable for crude oil production at Norman Wells (Incorporated herein by reference to Exhibit (10)(ii)(8) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
	(11)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
	(12)	Amendment to Alberta Crown Agreement, dated January 1, 1986 (Incorporated herein by reference to Exhibit (10)(ii)(12) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).

(13)	Amendment to Alberta Crown Agreement, dated November 25, 1987 (Incorporated herein by reference to Exhibit (10)(ii)(13) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).
(14)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
(15)	Amendment to Alberta Crown Agreement, dated August 1, 1991 (Incorporated herein by reference to Exhibit (10)(ii)(15) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-12014)).
(16)	Norman Wells Settlement Agreement, dated July 31, 1996. (Incorporated herein by reference to Exhibit (10)(ii)(16) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
(17)	Amendment to Alberta Crown Agreement, dated January 1, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(17) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
(18)	Norman Wells Pipeline Amending Agreement, dated December 12, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(18) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(19)	Norman Wells Pipeline 1999 Amending Agreement, dated May 1, 1999. (Incorporated herein by reference to Exhibit (10)(ii)(19) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014)).
(20)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
(21)	Amendment to Alberta Crown Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(21) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(22)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(23)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(24)	Amendment to Alberta Crown Agreement dated November 29, 1995 (Incorporated herein by reference to Exhibit (10)(ii)(24) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(iii)(A)(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
(2)	Incentive Share Unit Plan and Incentive Share Units granted in 2001 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Units granted in 2000 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-12014); units granted in 1999 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014); units granted in 1998 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014); units granted in 1997 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-12014); units granted in 1996 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014).

(3)	Deferred Share Unit Plan. (Incorporated herein by reference to Exhibit(10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).
(9)	Restricted Stock Unit Plan and general form for Restricted Stock Units, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).
(21)	Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the Company. The names of all other subsidiaries of the Company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2004.
(23)(ii)	(A)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
	(B)	Consent of Qualified Reserves Evaluator.
(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a)
(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).
(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
     Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 28, 2006 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By	/s/ T.J. Hearn

(Timothy J. Hearn, Chairman of the Board,
President and Chief Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ T.J. Hearn	Chairman of the Board, President,
(Timothy J. Hearn)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul A. Smith	Controller and Senior Vice-President,
(Paul A. Smith)	Finance and Administration and Director (Principal Accounting Officer and Principal Financial Officer)

/s/ R.L. Broiles	Director
(Randy L. Broiles)

/s/ J.M. Mintz	Director
(Jack M. Mintz)

/s/ Roger Phillips	Director
(Roger Phillips)

/s/ J.F. Shepard	Director
(James F. Shepard)

/s/ Sheelagh D. Whittaker	Director
(Sheelagh D. Whittaker)

/s/ V.L. Young	Director
(Victor L. Young)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management, including the Company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ T.J. Hearn	/s/ Paul A. Smith

T.J. Hearn	P.A. Smith
Chairman, president and chief executive officer	Controller and senior vice-president, finance and administration
(Principal accounting officer and principal financial officer)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Imperial Oil Limited
     We have completed an integrated audit of Imperial Oil Limited’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Imperial Oil Limited’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting at December 31, 2005, based on our audits, are presented below.
     Consolidated financial statements
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows appearing on pages F-3 through F-23 of this Annual Report present fairly, in all material respects, the financial position of Imperial Oil Limited and its subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.
     Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants Toronto, Ontario, Canada February 27, 2006

Consolidated statement of income

millions of Canadian dollars
For the years ended December 31	2005	2004	2003

Revenues and other income
Operating revenues (a)(b)	27,797	22,408	19,094
Investment and other income (note 10)	417	52	114

Total revenues and other income	28,214	22,460	19,208

Expenses
Exploration	43	59	55
Purchases of crude oil and products (b)	17,168	13,094	10,823
Production and manufacturing	3,327	2,820	2,726
Selling and general	1,577	1,281	1,325
Federal excise tax (a)	1,278	1,264	1,254
Depreciation and depletion	895	908	755
Financing costs (note 14)	8	7	(120)

Total expenses	24,296	19,433	16,818

Income before income taxes	3,918	3,027	2,390

Income taxes (note 4)	1,318	975	689

Income before cumulative effect of accounting change	2,600	2,052	1,701
Cumulative effect of accounting change, after income tax	—	—	4

Net income	2,600	2,052	1,705

Per-share information (Canadian dollars)
Net income per common share — basic (note 12)
Income before cumulative effect of accounting change	7.62	5.75	4.57
Cumulative effect of accounting change, after income tax	—	—	0.01

Net income	7.62	5.75	4.58

Net income per common share — diluted (note 12)
Income before cumulative effect of accounting change	7.59	5.74	4.57
Cumulative effect of accounting change, after income tax	—	—	0.01

Net income	7.59	5.74	4.58

Dividends	0.94	0.88	0.87

(a)	Operating revenues include federal excise tax of $1,278 million (2004 — $1,264 million, 2003 — $1,254 million).
(b)	Operating revenues include amounts for purchase / sale contracts with the same counterparty (associated costs are included in “purchases of crude oil and products”) of $4,894 million (2004 — $3,584 million, 2003 — $2,851 million).
The information on pages F-7 through F-23 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Consolidated statement of cash flows

millions of Canadian dollars
Inflow/(outflow)
For the years ended December 31	2005	2004	2003

Operating activities
Net income	2,600	2,052	1,705
Cumulative effect of accounting change, after tax	—	—	(4)
Adjustments for non-cash items:
Depreciation and depletion	895	908	755
(Gain)/loss on asset sales, after tax	(233)	(32)	(10)
Deferred income taxes and other	(116)	(90)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(414)	(311)	33
Inventories and prepaids	(67)	(32)	31
Income taxes payable	304	462	38
Accounts payable	644	308	74
All other items — net (a)	(162)	47	(336)

Cash from operating activities	3,451	3,312	2,227

Investing activities
Additions to property, plant and equipment and intangibles	(1,432)	(1,376)	(1,482)
Proceeds from asset sales	440	102	56
Loans to equity company	—	(32)	—

Cash from (used in) investing activities	(992)	(1,306)	(1,426)

Financing activities
Short-term debt — net	18	9	—
Long-term debt issued	—	—	818
Repayment of long-term debt	(21)	(8)	(818)
Issuance of common shares under stock option plan	38	13	2
Common shares purchased (note 12)	(1,795)	(872)	(799)
Dividends paid	(317)	(317)	(322)

Cash from (used in) financing activities	(2,077)	(1,175)	(1,119)

Increase (decrease) in cash	382	831	(318)
Cash at beginning of year	1,279	448	766

Cash at end of year (b)	1,661	1,279	448

(a)	Includes contribution to registered pension plans of $350 million (2004 — $114 million, 2003 — $511 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
The information on pages F-7 through F-23 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Consolidated balance sheet

millions of Canadian dollars
At December 31	2005	2004

Assets
Current assets
Cash	1,661	1,279
Accounts receivable, less estimated doubtful amounts	2,040	1,626
Inventories of crude oil and products (note 13)	481	432
Materials, supplies and prepaid expenses	130	112
Deferred income tax assets (note 4)	654	448

Total current assets	4,966	3,897
Investments and other long-term assets	127	130
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	10,132	9,647
Goodwill (note 2)	204	204
Other intangible assets, net	153	149

Total assets (note 2)	15,582	14,027

Liabilities
Current liabilities
Short-term debt	99	81
Accounts payable and accrued liabilities (note 15)	3,170	2,525
Income taxes payable	1,399	1,057
Current portion of long-term debt	477	995

Total current liabilities	5,145	4,658
Long-term debt (note 3)	863	367
Other long-term obligations (note 7)	1,728	1,525
Deferred income tax liabilities (note 4)	1,213	1,155
Commitments and contingent liabilities (note 11)

Total liabilities	8,949	7,705

Shareholders’ equity
Common shares at stated value (note 12)	1,747	1,801
Earnings reinvested	5,466	4,889
Accumulated other nonowner changes in equity	(580)	(368)

Total shareholders’ equity	6,633	6,322

Total liabilities and shareholders’ equity	15,582	14,027

The information on pages F-7 through F-23 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.
Approved by the directors

/s/ T.J. Hearn	/s/ Paul A. Smith

T.J. Hearn	P.A. Smith
Chairman, president and	Controller and senior vice-president,
chief executive officer	finance and administration

Consolidated statement of shareholders’ equity

millions of Canadian dollars
At December 31	2005	2004	2003

Common shares at stated value (note 12)
At beginning of year	1,801	1,859	1,939
Issued under the stock option plan	38	13	2
Share purchases at stated value	(92)	(71)	(82)

At end of year	1,747	1,801	1,859

Earnings reinvested
At beginning of year	4,889	3,952	3,287
Net income for the year	2,600	2,052	1,705
Share purchases in excess of stated value	(1,703)	(801)	(717)
Dividends	(320)	(314)	(323)

At end of year	5,466	4,889	3,952

Accumulated other nonowner changes in equity
At beginning of year	(368)	(266)	(315)
Minimum pension liability adjustment (note 6)	(212)	(102)	49

At end of year	(580)	(368)	(266)

Shareholders’ equity at end of year	6,633	6,322	5,545

Nonowner changes in equity for the year
Net income for the year	2,600	2,052	1,705
Other nonowner changes in equity (note 6)	(212)	(102)	49

Total nonowner changes in equity for the year	2,388	1,950	1,754

The information on pages F-7 through F-23 is part of these consolidated financial statements. Certain figures for prior years have been reclassified in the financial statements to conform with the current year’s presentation.

Notes to consolidated financial statements
1.	Summary of significant accounting policies
The Company’s principal business is energy, involving the exploration, production, transportation and sale of crude oil and natural gas and the manufacture, transportation and sale of petroleum products. The Company is also a major manufacturer and marketer of petrochemicals.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The financial statements include certain estimates that reflect management’s best judgement. All amounts are in Canadian dollars unless otherwise indicated.
Principles of consolidation
The consolidated financial statements include the accounts of Imperial Oil Limited and its subsidiaries. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. A significant portion of the Company’s activities in natural resources is conducted jointly with other companies. The accounts reflect the Company’s share of undivided interest in such activities, including its 25 percent interest in the Syncrude joint venture and its nine percent interest in the Sable offshore energy project.
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
The above functions have been defined as the operating segments of the Company because they are the segments (a) that engage in business activities from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to each segment and assess its performance; and (c) for which discrete financial information is available.
Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash, long-term debt and liabilities associated with incentive compensation. Net income in this segment primarily includes financing costs, interest income and incentive compensation expenses.
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
These investments represent interests in non-publicly traded pipeline companies that facilitate the sale and purchase of crude oil and natural gas in the conduct of company operations. Other parties who also have an equity interest in these companies share in the risks and rewards according to their percentage of ownership. The Company does not invest in these companies in order to remove liabilities from its balance sheet.

Property, plant and equipment
Property, plant and equipment are recorded at cost. Investment tax credits and other similar grants are treated as a reduction of the capitalized cost of the asset to which they apply.
The Company uses the successful-efforts method to account for its exploration and development activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Effective July 1, 2005, the Company adopted Financial Accounting Standards Board Staff Position FAS 19-1 (FSP 19-1), Accounting for Suspended Well Costs. FSP 19-1 amended Statement of Financial Accounting Standards No. 19 (SFAS 19), Financial Accounting and Reporting by Oil and Gas Producing Companies, to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. There were no capitalized exploratory well costs charged to expense upon adoption of FSP 19-1. Prior to the adoption of FSP 19-1, the Company carried as an asset the cost of drilling exploratory wells that found sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure was made and drilling of additional exploratory wells was underway or firmly planned for the near future. Once exploration activities demonstrated that sufficient quantities of commercially producible reserves had been discovered, continued capitalization was dependent on project reviews, which took place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved. Exploratory well costs not meeting these criteria were charged to expense. Capitalized exploratory drilling costs pending the determination of proved reserves or the amount of suspended exploratory well costs were $13 million, negligible and $2 million at December 31, 2005, 2004 and 2003, respectively. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field. The Company uses this accounting policy instead of the full-cost method because it provides a more timely accounting of the success or failure of the Company’s exploration and production activities.
Maintenance and repair costs, including planned major maintenance, are expensed as incurred. Improvements that increase or prolong the service life or capacity of an asset are capitalized.
Production costs are expensed as incurred. Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the Company’s wells and related equipment and facilities. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labour cost to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.
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
Accounting policies for the Company’s tar sands operation are the same as those described in this summary of significant accounting policies for the Company’s crude oil and natural gas operations. The capitalization policy for the Company’s tar sands operation is that acquisition costs are capitalized when incurred. Exploration costs are expensed as incurred. The capitalization of development costs begins only after a determination of proven reserves has been made. With a consistently low level of inventory, the Company expenses stripping costs during the production phase on an as incurred basis. The Company’s share of inventory at the Company’s tar sands operation was $20 million, $13 million, $14 million at December 31, 2005, 2004 and 2003, respectively. Recognizing stripping costs during the production phase as inventory costs would not have a significant impact on earnings or inventory value.

Notes to consolidated financial statements (continued)
Amortization for tar sands assets begins at the time when production commences on a regular basis. Assets under construction are not amortized. Amortization of tar sands assets is a combination of unit-of-production and straight-line methods. Investments in the extraction facilities, which separate crude bitumen from sand, as well as the upgrading facilities, are amortized on a unit-of-production method based on proven developed reserves currently within an area of interest. Investments in the mining and transportation systems are amortized on a straight-line basis. In general, these assets are amortized over 15 years.
Gains or losses on assets sold are included in “investment and other income” in the consolidated statement of income.
Interest capitalization
Interest costs relating to major capital projects under construction are capitalized as part of property, plant, and equipment. Capitalization of interest ceases when the related asset is substantially complete and ready for its intended use.
Goodwill and other intangible assets
Goodwill is not subject to amortization. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate it might be impaired. Impairment losses are recognized in current period earnings. The evaluation for impairment of goodwill is based on a comparison of the carrying values of goodwill and associated operating assets with the estimated present value of net cash flows from those operating assets.
Intangible assets with determinable useful lives are amortized over the estimated service lives of the assets. Computer software development costs are amortized over a maximum of 15 years and customer lists are amortized over a maximum of 10 years. The amortization is included in “depreciation and depletion” in the consolidated statement of income.
Asset retirement obligations and other environmental liabilities
Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. These obligations primarily relate to decommissioning and removal costs of oil and gas wells and related facilities. The obligations are initially measured at fair value and discounted to present value. A corresponding amount equal to that of the initial obligation is added to the capitalized costs of the related asset. Over time the discounted asset retirement obligation amount will be accreted for the change in its present value, and the initial capitalized costs will be depreciated over the useful lives of the related assets.
No asset retirement obligations are set up for those manufacturing, distribution and marketing facilities with an indeterminate useful life, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates. These are primarily currently operated sites. Provision for environmental liabilities of these and non-operating assets is made when it is probable that obligations have been incurred and the amount can be reasonably estimated. These liabilities are not discounted. Asset retirement obligations and other provisions for environmental liabilities are determined based on engineering estimated costs, taking into account the anticipated method and extent of remediation consistent with legal requirements, current technology and the possible use of the location.
Foreign-currency translation
Monetary assets and liabilities in foreign currencies have been translated at the rates of exchange prevailing on December 31. Any exchange gains or losses are recognized in income.
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
Revenues include amounts billed to customers for shipping and handling. Shipping and handling costs incurred up to the point of final storage prior to delivery to a customer are included in “purchases of crude oil and products” in the consolidated statement of income. Delivery costs from final storage to customer are recorded as a marketing expense in “selling and general” expenses.

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
The Company currently records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller. These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately in individual contracts. The accounting treatment is consistent with long standing industry practice (although the Company understands that some companies in the oil and gas industry may be accounting for these transactions as nonmonetary exchanges). The EITF consensus will result in the Company’s accounts “operating revenues” and “purchases of crude oil and products” on the consolidated statement of income being reduced by associated amounts with no impact on net income. All operating segments will be impacted by this change, but the largest effects are in the petroleum products segment. The EITF consensus will become effective for new arrangements entered into, and modifications or renewals of existing agreements, beginning no later than the second quarter of 2006.
The purchase/sale amounts included in revenue for 2005, 2004 and 2003 are shown below along with total “operating revenues” to provide context.

millions of dollars	2005	2004	2003

Operating revenues	27,797	22,408	19,094
Amounts included in operating revenues for purchase/sale contracts with the same counterparty (a)	4,894	3,584	2,851

Percent of operating revenues	18%	16%	15%

(a)	Associated costs are in “purchases of crude oil and products”
Stock-based compensation
The Company accounts for its stock-based compensation programs, except for the incentive stock options granted in April 2002, by using the fair-value-based method. Under this method, compensation expense related to the units of these programs is measured each reporting period based on the Company’s current share price and is recorded in the consolidated statement of income over the vesting period.
Compensation expense associated with stock-related awards has been recognized in the consolidated statement of income using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” reflecting amortization based on the retirement eligibility age would not be significantly different from the nominal vesting period approach.
As permitted by the Statement of Accounting Standard (SFAS) No.123, the Company continues to apply the intrinsic-value-based method of accounting for the incentive stock options granted in April 2002. Under this method, compensation expense is not recognized on the issuance of stock options as the exercise price is equal to the market value at the date of grant. All incentive stock options have vested as of January 1, 2005.
If the provisions of SFAS No.123 had been adopted for all prior years, net income and net income per share would have been as below:

millions of dollars	2005	2004	2003

Net income as shown in financial statements	2,600	2,052	1,705
Add: stock-based compensation expense as reported, net of tax	238	95	93
Deduct: stock-based compensation expense, net of tax, determined under fair-value-based method	(238)	(97)	(98)

Pro forma net income	2,600	2,050	1,700

Net income per share (dollars)
As reported — basic	7.62	5.75	4.58
— diluted	7.59	5.74	4.58
Pro forma — basic	7.62	5.75	4.57
— diluted	7.59	5.73	4.57

Consumer taxes
Taxes levied on the consumer and collected by the Company are excluded from the consolidated statement of income. These are primarily provincial taxes on motor fuels and the federal goods and services tax.

Notes to consolidated financial statements (continued)
2. Business segments

	Natural resources (a)			Petroleum products				Chemicals
millions of dollars	2005	2004	2003	2005	2004	2003	2005	2004	2003

Revenues and other income
External sales (b)	4,702	3,689	3,390	21,793	17,503	14,710	1,302	1,216	994
Intersegment sales (c)	3,487	2,891	2,224	2,224	1,666	1,294	363	293	238
Investment and other income	331	45	34	60	42	54	—	—	—

	8,520	6,625	5,648	24,077	19,211	16,058	1,665	1,509	1,232

Expenses
Exploration	43	59	55	—	—	—	—	—	—
Purchases of crude oil and products	2,837	2,110	1,873	19,212	14,769	11,822	1,191	1,064	882
Production and manufacturing (d)	1,931	1,581	1,551	1,203	1,064	1,029	195	176	148
Selling and general (d)(e)	36	9	11	1,096	1,043	1,070	81	88	113
Federal excise tax	—	—	—	1,278	1,264	1,254	—	—	—
Depreciation and depletion	651	633	517	230	257	211	12	13	22
Financing costs (note 14)	—	1	1	2	2	2	—	—	—

Total expenses	5,498	4,393	4,008	23,021	18,399	15,388	1,479	1,341	1,165

Income before income taxes	3,022	2,232	1,640	1,056	812	670	186	168	67
Income taxes (note 4)
Current	955	771	540	409	314	75	69	61	14
Deferred	59	(56)	(70)	(47)	(58)	133	(4)	(2)	9

Total income tax expense	1,014	715	470	362	256	208	65	59	23

Income before cumulative effect of accounting change	2,008	1,517	1,170	694	556	462	121	109	44
Cumulative effect of accounting change, after income tax	—	—	4	—	—	—	—	—	—

Net income	2,008	1,517	1,174	694	556	462	121	109	44

Cash flow from (used in) operating activities	2,440	2,331	1,720	799	908	659	94	126	36

Capital and exploration expenditures (f)	937	1,113	1,007	478	283	478	19	15	41

Property, plant and equipment
Cost	14,229	13,538	12,610	6,350	6,078	6,069	701	682	609
Accumulated depreciation and depletion	(7,780)	7,337	6,813	(3,037)	2,959	2,856	(474)	459	401

Net property, plant and equipment (g)(h)	6,449	6,201	5,797	3,313	3,119	3,213	227	223	208

Total assets	7,347	6,866	6,417	6,287	5,555	5,287	504	497	440

	Corporate and other			Eliminations			Consolidated
millions of dollars	2005	2004	2003	2005	2004	2003	2005	2004	2003

Revenues and other income
External sales (b)	—	—	—				27,797	22,408	19,094
Intersegment sales (c)	—	—	—	(6,074)	(4,850)	(3,756)	—	—	—
Investment and other income	26	(35)	26				417	52	114

	26	(35)	26	(6,074)	(4,850)	(3,756)	28,214	22,460	19,208

Expenses
Exploration	—	—	—				43	59	55
Purchases of crude oil and products	—	—	—	(6,072)	(4,849)	(3,754)	17,168	13,094	10,823
Production and manufacturing (d)	—	—	—	(2)	(1)	(2)	3,327	2,820	2,726
Selling and general (d)(e)	364	141	131				1,577	1,281	1,325
Federal excise tax	—	—	—				1,278	1,264	1,254
Depreciation and depletion	2	5	5				895	908	755
Financing costs (note 14)	6	4	(123)				8	7	(120)

Total expenses	372	150	13	(6,074)	(4,850)	(3,756)	24,296	19,433	16,818

Income before income taxes	(346)	(185)	13	—	—	—	3,918	3,027	2,390
Income taxes (note 4)
Current	(72)	(43)	(19)				1,361	1,103	610
Deferred	(51)	(12)	7				(43)	(128)	79

Total income tax expense	(123)	(55)	(12)	—	—	—	1,318	975	689

Income before cumulative effect of accounting change	(223)	(130)	25				2,600	2,052	1,701
Cumulative effect of accounting change, after income tax	—	—	—				—	—	4

Net income	(223)	(130)	25	—	—	—	2,600	2,052	1,705

Cash flow from (used in) operating activities	118	(53)	(188)				3,451	3,312	2,227

Capital and exploration expenditures (f)	41	34	33				1,475	1,445	1,559

Property, plant and equipment
Cost	246	205	145				21,526	20,503	19,433
Accumulated depreciation and depletion	(103)	101	96				(11,394)	10,856	10,166

Net property, plant and equipment (g)(h)	143	104	49				10,132	9,647	9,267

Total assets	1,867	1,407	501	(423)	(298)	(308)	15,582	14,027	12,337

(a)	A significant portion of activities in the natural resources segment is conducted jointly with other companies. The segment includes the Company’s share of undivided interest in such activities as follows:

millions of dollars	2005	2004	2003

Total external and intersegment sales	3,687	2,744	2,494
Total expenses	1,805	1,598	1,577
Net income, after income tax	1,249	780	664

Total current assets	305	367	302
Long-term assets	4,742	4,140	3,553
Total current liabilities	1,212	948	913
Other long-term obligations	524	330	302

Cash flow from operating activities	1,424	1,188	883
Cash (used in) investing activities	(403)	(858)	(754)

(b)	Includes export sales to the United States, as follows:

millions of dollars	2005	2004	2003

Natural resources	1,633	1,360	1,304
Petroleum products	856	1,074	792
Chemicals	750	678	567

Total export sales	3,239	3,112	2,663

(c)	Intersegment sales are made essentially at prevailing market rates.
(d)	During 2005, incentive compensation expenses previously included in the operating segments have been reclassified to the corporate and other segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the Company. Segmented results for 2004 and 2003 have been reclassified for comparative purposes.
(e)	Consolidated selling and general expenses include delivery costs from final storage areas to customers of $310 million in 2005 (2004 — $307 million, 2003 — $285 million).
(f)	There were no capital lease additions in 2005. Capital and exploration expenditures of the petroleum products segment included non-cash capital leases of $11 million in 2004.
(g)	Includes property, plant and equipment under construction of $954 million (2004 — $1,983 million).
(h)	Goodwill was not amortized in the past three years. All goodwill has been assigned to the petroleum products segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years.

Notes to consolidated financial statements (continued)
3.	Long-term debt

			2005	2004
Issued	Maturity date	Interest rate	Millions of dollars

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007 (a)	Variable	500	—
2003	January 19, 2008 (a)	Variable	318	318

Long-term debt (b)			818	318
Capital leases (c)			45	49

Total long-term debt (d) (e)			863	367

(a)	These are long-term variable-rate loans from Exxon Overseas Corporation, an affiliated company of Exxon Mobil Corporation at interest equivalent to Canadian market rates. These loans were extended during 2005 for an additional two-year period to the maturity dates noted above.
(b)	The average effective rate for the loans was 2.8 percent for 2005 (2004 — 2.5 percent).
(c)	These obligations primarily relate to the capital lease for marine services, which are provided by the lessor commencing in 2004 for a period of 10 years, extendable for an additional five years. The average imputed rate was 10.5 percent in 2005 (2004-10.3 percent).
(d)	Principal payments on long-term loans of $500 million are due in 2007 and $318 million are due in 2008. Principal payments on capital leases of approximately $4 million a year are due in each of the next five years.
(e)	These amounts exclude that portion of long-term debt, totalling $477 million (2004 — $995 million), which matures within one year and is included in current liabilities.
4.	Income taxes

millions of dollars	2005	2004	2003

Current income tax expense	1,361	1,103	610
Deferred income tax expense (a)	(43)	(128)	79

Total income tax expense (b)	1,318	975	689

Statutory corporate tax rate (percent)	35.6	37.0	38.5
Increase/(decrease) resulting from:
Non-deductible royalty payments to governments	3.8	3.9	5.0
Resource allowance in lieu of royalty deduction	(5.2)	(7.0)	(7.5)
Manufacturing and processing credit	—	—	0.2
Enacted tax rate change	—	(1.8)	(3.1)
Other	(0.6)	0.1	(4.3)

Effective income tax rate	33.6	32.2	28.8

(a)	The deferred income tax expense for the year is the difference in net deferred income tax liabilities at the beginning and end of the year. The provisions for deferred income taxes in 2005 did not have any net (charges)/credits for the effect of changes in tax laws and rates (2004 — $25 million; 2003 — $72 million).
(b)	Cash outflow from income taxes, plus investment credits earned, was $1,024 million in 2005 (2004 — $641 million; 2003 — $573 million).
Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are remeasured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2005	2004

Depreciation and amortization	1,470	1,287
Successful drilling and land acquisitions	319	403
Pension and benefits (a)	(354)	(343)
Site restoration	(171)	(158)
Net tax loss carryforwards (b)	(49)	(57)
Capitalized interest	26	26
Other	(28)	(3)

Deferred income tax liabilities	1,213	1,155

LIFO inventory valuation	(487)	(343)
Other	(167)	(105)

Deferred income tax assets	(654)	(448)
Valuation allowance	—	—

Net deferred income tax liabilities	559	707

(a)	Income taxes charged directly to shareholders’ equity related to minimum pension liability adjustment were $105 million benefit in 2005 (2004 — $41 million benefit; 2003 — $57 million expense).
(b)	Tax losses can be carried forward indefinitely.
The operations of the Company are complex, and related tax interpretations, regulations and legislation are continually changing. As a result, there are usually some tax matters in question. The Company believes the provision made for income taxes is adequate.

5.	Headquarters relocation
The relocation of the Company’s head office from Toronto, Ontario to Calgary, Alberta announced in September 2004 was completed as planned in August 2005.

Expenses in connection with the headquarters relocation activity are expected to total approximately $77 million ($52 million, after tax), about 85 percent of which has been recognized in 2005 in conjunction with employee relocations and compensation payments for employees who chose not to move. All such expenses are included in selling and general on the consolidated statement of income. The change in liabilities associated with headquarters relocation is as follows:

millions of dollars	2005	2004

Beginning as of January 1	—	—
Additions	65	—
Settlement	(48)	—

Ending as of December 31	17	—

All operating segments are impacted by this activity, but the largest effects are in the petroleum products segment.

6.	Employee retirement benefits
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

The total obligation for retirement benefits exceeded the fair value of plan assets at December 31, 2005 by $1,823 million (2004 — $1,712 million), of which $1,365 million (2004 — $1,276 million) was related to pension benefits and $458 million (2004 — $436 million) was related to other post-retirement benefits. The obligation and pension expense can vary significantly with changes in the assumptions used to estimate the obligation and the expected return on plan assets.

Details of the employee retirement benefits plans are as follows:

		Pension benefits			Other post-retirement benefits
millions of dollars	2005	2004	2003	2005	2004	2003

Components of net benefit cost
Current service cost	86	76	71	7	6	5
Interest cost	239	237	219	24	24	22
Expected return on plan assets	(257)	(223)	(179)	—	—	—
Amortization of prior service cost	25	27	25	—	—	—
Recognized actuarial loss/(gain)	83	68	69	7	4	3

Net benefit cost (a)	176	185	205	38	34	30

Change in benefit obligation
Benefit obligation at January 1	4,260	3,761		436	382
Current service cost	86	76		7	6
Interest cost	239	237		24	24
Amendments	20	37		—	—
Actuarial loss/(gain)	549	405		26	47
Other (b)	(88)	—		(13)	—
Benefits paid	(282)	(256)		(22)	(23)

Benefit obligation at December 31	4,784	4,260		458	436

Accumulated benefit obligation at December 31	4,261	3,743

Notes to consolidated financial statements (continued)

	Pension benefits			Other post-retirement benefits
millions of dollars	2005	2004	2003	2005	2004	2003

Change in plan assets
Fair value of plan assets at January 1	2,984	2,786
Actual return on plan assets	370	315
Company contributions	350	114
Payments directly to participants	56	25
Other (b)	(59)	—
Benefits paid	(282)	(256)

Fair value of plan assets at December 31	3,419	2,984

Excess/(deficiency) of plan assets over benefit obligations	(1,365)	(1,276)		(458)	(436)
Unrecognized net actuarial loss/(gain) (c)	1,397	1,073		101	95
Unrecognized prior service cost (c)	94	99		—	—

Net amount recognized	126	(104)		(357)	(341)

Amount recognized in the consolidated balance sheet consists of:
Accrued benefit cost (note 7)	(842)	(759)		(357)	(341)
Intangible assets	93	97		—	—
Accumulated other nonowner changes in equity, minimum pension liability adjustment	875	558		—	—

Net amount recognized	126	(104)		(357)	(341)

Assumptions
Assumptions used to determine benefit obligations at December 31 (percent)

Discount rate (d)	5.00	5.75		5.00	5.75
Long-term rate of compensation increase	3.50	3.50		3.50	3.50

Assumptions used to determine net benefit cost for years ended December 31 (percent)

Discount rate	5.75	6.25	6.25	5.75	6.25	6.25
Long-term rate of compensation increase	3.50	3.50	3.50	3.50	3.50	3.50
Long-term rate of return on funded assets	8.25	8.25	8.25	—	—	—

(a)	A summary of net benefit cost with elements of employee future benefit costs before and after adjustments to recognize the long-term nature of employee benefit cost is shown in the table below:

	Pension benefits			Other post-retirement benefits
millions of dollars	2005	2004	2003	2005	2004	2003

Components of net benefit cost
Current service cost	86	76	71	7	6	5
Interest cost	239	237	219	24	24	22
Actual return on plan assets	(370)	(315)	(377)	—	—	—
Plan amendments for prior service	20	37	—	—	—	—
Actuarial loss/(gain)	549	405	171	26	47	19

Elements of employee future benefit costs before adjustments to recognize the long-term nature of employee future benefit costs	524	440	84	57	77	46

Adjustments to recognize the long-term nature of employee future benefit costs:

Difference between expected return and actual return on plan assets for the year	113	92	198	—	—	—

Difference between amortization or prior service costs for the year and actual plan amendments for the year	5	(10)	25	—	—	—

Difference between actuarial (gain)/loss recognized for the year and actuarial (gain)/loss on accrued benefit obligation for the year	(466)	(337)	(102)	(19)	(43)	(16)

Net benefit cost	176	185	205	38	34	30

(b)	These assets and liabilities relate to employees who provide computer and customer support services to the Company. These employees were transferred to an affiliate of Exxon Mobil Corporation on January 1, 2005.
(c)	Unrecorded assets/(liabilities) are amortized over the average remaining service life of employees, which for 2006 and subsequent years is 12.3 years (2005 — 12.6 years; 2004 — 13 years).
(d)	The discount rate is determined using the yield for high quality, long-term Canadian corporate bonds at year end with an average maturity (or duration) approximating that of the liabilities of the pension plan.

Plan assets
The Company’s pension plan asset allocation at December 31, 2004 and 2005, and target allocation for 2006 are as follows:

	Target	Percentage of plan assets at
	allocation	December 31
Asset category (percent)	2006	2005	2004

Equities	50 — 75	62	62
Fixed income	25 — 50	38	38
Other	0 — 10	—	—

Total		100	100

The Company establishes the long-term expected rate of return by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The 2005 long-term expected return of 8.25 percent used in the calculations of pension expense compares to an actual rate of return over the past decade of 10 percent.

The Company’s investment strategy for benefit plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the total portfolio. The Company primarily invests in funds that follow an index-based strategy to achieve its objectives of diversifying risk while minimizing costs. The fund holds Imperial Oil Limited common shares primarily only to the extent necessary to replicate the relevant equity index. Asset-liability studies, or simulations of the interaction of cash flows associated with both assets and liabilities, are periodically used to establish the preferred target asset allocation. The target asset allocation for equity securities reflects the long-term nature of the liability. The balance of the fund is targeted to debt securities.

Cash flows
Benefit payments expected in:

		Other post-retirement
millions of dollars	Pension benefits	benefits

2006	238	23
2007	242	25
2008	246	26
2009	253	28
2010	260	29
Years 2011 — 2015	1,449	169

In 2006, the Company expects to make cash contributions of about $395 million to its pension plan.

A summary of the change in other nonowner changes in equity related to the minimum pension liability adjustment is shown in the table below:

	Pension benefits
millions of dollars	2005	2004	2003

Increase/(decrease) in accumulated other nonowner changes in equity, before tax	(317)	(143)	106
Deferred income tax (charge)/credit (note 4)	105	41	(57)

Increase/(decrease) in accumulated other nonowner changes in equity, after tax	(212)	(102)	49

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2005	2004

For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	4,403	3,876
Accumulated benefit obligation	3,908	3,430
Fair value of plan assets	3,419	2,984
Accumulated benefit obligation less fair value of plan assets	489	446

For unfunded plans covered by book reserves:
Projected benefit obligation	381	384
Accumulated benefit obligation	353	313

Notes to consolidated financial statements (continued)

Additional expenses include contributions to the defined contribution plans, primarily the employee savings plan of $30 million in 2005 (2004 — $32 million; 2003 — $31 million).

The most recent independent actuarial valuation was as at December 31, 2004 and the next required valuation will be as of December 31, 2005. The measurement date used to determine the plan assets and the benefit obligations was December 31, 2005.

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease)	One percent	One percent
millions of dollars	increase	decrease

Rate of return on plan assets:
Effect on net benefit costs	(35)	35

Discount rate:
Effect on net benefit costs	(50)	60
Effect on benefit obligations	(605)	750

Rate of pay increases:
Effect on net benefit costs	30	(35)
Effect on benefit obligations	180	(165)

For measurement purposes, a five percent health-care cost trend rate was assumed for 2005 and thereafter. A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease)	One percent	One percent
millions of dollars	increase	decrease

Effect on service and interest cost components	4	(3)
Effect on other post-retirement benefits obligations	45	(40)

7.	Other long-term obligations

millions of dollars	2005	2004

Employee retirement benefits (note 6)(a)	1,152	1,052
Asset retirement obligations and other environmental liabilities (b)	423	380
Other obligations	153	93

Total other long-term obligations	1,728	1,525

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (2004 — $48 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (2004 — $76 million). The estimated cash flows of asset retirement obligations have been discounted at six percent. The total undiscounted amount of the estimated cash flow required to settle the obligation is $1,717 million. Payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years. The change in asset retirement obligations liability is as follows:

millions of dollars	2005	2004

Asset retirement obligations liability at January 1	328	327
Additions	53	16
Accretion	20	22
Settlement	(34)	(37)

Asset retirement obligations liability at December 31	367	328

8.	Derivatives and financial instruments
No significant energy derivatives, foreign-exchange forward contracts or currency and interest-rate swaps were transacted in the past three years. The Company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

The fair value of the Company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair values of the Company’s financial instruments from the recorded book value.

9.	Stock-based incentive compensation programs
Stock-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the Company’s future business performance and shareholder value.

Incentive share units, deferred share units and restricted stock units
Incentive share units have value if the market price of the Company’s common shares when the unit is exercised exceeds the market value when the unit was issued. The issue price of incentive share units is the closing price of the Company’s shares on the Toronto Stock Exchange on the grant date. Up to 50 percent of the units may be exercised after one year from issuance; an additional 25 percent may be exercised after two years; and the remaining 25 percent may be exercised after three years. Incentive share units are eligible for exercise up to 10 years from issuance. The units may expire earlier if employment is terminated other than by retirement, death or disability.

The deferred share unit plan is made available to selected executives and nonemployee directors. The selected executives can elect to receive all or part of their performance bonus compensation in units and the nonemployee directors can elect to receive all or part of their directors’ fees in units. The number of units granted to executives is determined by dividing the amount of the bonus elected to be received as deferred share units by the average of the closing prices of the Company’s shares on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date that the bonus would have been paid. The number of units granted to a nonemployee director is determined at the end of each calendar quarter by dividing the amount of director’s fees for the calendar quarter that the nonemployee director elected to receive as deferred share units by the average closing price of the Company’s shares for the five consecutive trading days immediately prior to the last day of the calendar quarter. Additional units are granted based on the cash dividend payable on the Company’s shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient.

Notes to consolidated financial statements (continued)

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

The Company did not recognize compensation expense on the issuance of stock options because the exercise price was equal to the market value at the date of grant. If the fair-value-based method of accounting had been adopted, the impact on net income and earnings per share is shown in note 1 to the consolidated financial statements on page F-7. The average fair value of each option granted during 2002 was $12.70. The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7 percent, expected life of five years, volatility of 25 percent and a dividend yield of 1.9 percent.

The Company has purchased shares on the market to fully offset the dilutive effects from the exercise of stock options. The practice is expected to continue.

A summary of the incentive compensation programs is as follows:

						Obligations
	Number of units				Expensed in	outstanding at
			Cancelled or	Outstanding at	period	December 31
	Granted	Exercised	adjusted	December 31	(millions of dollars)	(millions of dollars)

Incentive share units
2005	—	(1,987,454)	(250)	3,278,719	230	299
2004	—	(1,620,332)	(2,575)	5,266,423	94	245
2003	—	(1,142,145)	19,225	6,889,330	109	216
Deferred share units
2005	2,604	(5,225)	—	46,189	1	3
2004	4,899	—	—	48,810	1	4
2003	8,253	(49,486)	(379)	43,911	1	3
Incentive stock options
2005	—	(813,450)	3,950	2,045,000	—	-
2004	—	(274,250)	(7,400)	2,854,500	—	—
2003	—	(49,050)	(11,500)	3,136,150	—	—
Restricted stock units
2005	886,050	—	(9,465)	3,518,910	119	158
2004	987,480	—	(5,710)	2,642,325	31	41
2003	872,085	(3,300)	(120)	1,660,555	11	11

10.	Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2005	2004	2003

Proceeds from asset sales	440	102	56
Book value of assets sold	96	59	44

Gain/(loss) on asset sales, before tax (a)	344	43	12

Gain/(loss) on asset sales, after tax (a)	233	32	10

(a)	2005 included a gain of $251 million ($163 million, after tax) from the sale of the wholly owned Redwater and interests in the North Pembina fields.
11. Commitments and contingent liabilities
At December 31, 2005, the Company had commitments for noncancellable operating leases and other long-term agreements that require the following minimum future payments:

						After
millions of dollars	2006	2007	2008	2009	2010	2010

Operating leases (a)	48	46	44	41	37	57
Unconditional purchase obligations (b)	94	41	42	42	20	20
Firm capital commitments (c)	196	15	6	10	5	—
Other long-term agreements (d)	403	398	241	227	156	356

(a)	Total rental expense incurred for operating leases in 2005 was $83 million (2004 — $104 million; 2003 — $124 million) which included minimum rental expenditures of $63 million (2004 — $77 million; 2003 — $93 million). Related rental income was not material.
(b)	Unconditional purchase obligations are those long-term commitments that are noncancellable or cancellable only under certain conditions. These mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $104 million in 2005 (2004 — $117 million; 2003 — $114 million).
(c)	Firm capital commitments related to capital projects, shown on an undiscounted basis, totalled approximately $232 million at the end of 2005 (2004 — $171 million). The largest commitment outstanding at year-end 2005 was associated with the Company’s share of upstream capital projects of $72 million offshore Canada’s East Coast.
(d)	Other long-term agreements include primarily raw material supply and transportation services agreements. Total payments under other long-term agreements were $448 million in 2005 (2004 — $355 million; 2003 — $332 million). Payments under other long-term agreements related to the Company’s share of undivided interest in activities conducted jointly with other companies are approximately $95 million per year.
Other commitments arising in the normal course of business for operating and capital needs do not materially affect the Company’s consolidated financial position.

The Company was contingently liable at December 31, 2005, for a maximum of $77 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the resignation of the associate. The Company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payment under the guarantees.

The Company provides in its financial statements for asset retirement obligations and other environmental liabilities (see note 7 to the consolidated financial statements on page F-18). Provision is not made with respect to those manufacturing, distribution and marketing facilities with indeterminate useful lives, because such potential obligations cannot be measured since it is not possible to estimate the settlement dates. These are primarily currently operated sites. These costs are not expected to have a material effect on the Company’s current consolidated financial position.

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

Notes to consolidated financial statements (continued)
12.	Common shares
The number of authorized common shares of the Company as at December 31, 2005 was 450,000,000, unchanged from January 1, 2004.

On February 2, 2006, the Company proposed to subdivide the common shares of the Company on a three-for-one basis. The proposed stock split is subject to shareholder and regulatory approvals.

From 1995 to 2004, the Company purchased shares under ten 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2005, another 12-month normal course share purchase program was implemented with an allowable purchase of 17.1 million shares (five percent of the total at June 21, 2005), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are shown below.

	Purchased	Millions of
Year	shares	dollars

1995 to 2003	218,920,739	5,968
2004	13,606,712	872
2005	17,508,935	1,795

Cumulative purchases to date	250,036,386	8,635

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The Company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars

Balance as at January 1, 2003	378,863	1,939
Issued for cash under the stock option plan	49	2
Purchases	(16,259)	(82)

Balance as at December 31, 2003	362,653	1,859
Issued for cash under the stock option plan	274	13
Purchases	(13,607)	(71)

Balance as at December 31, 2004	349,320	1,801
Issued for cash under the stock option plan	814	38
Purchases	(17,509)	(92)

Balance as at December 31, 2005	332,625	1,747

The following table provides the calculation of basic and diluted earnings per share:

	2005	2004	2003

Net income per common share — basic

Income before cumulative effect of accounting change (millions of dollars)	2,600	2,052	1,701
Net income (millions of dollars)	2,600	2,052	1,705

Weighted average number of common shares outstanding (thousands of shares)	341,373	356,834	372,011

Net income per common share (dollars)
Income before cumulative effect of accounting change	7.62	5.75	4.57
Cumulative effect of accounting change, after income tax	—	—	0.01

Net income	7.62	5.75	4.58

Net income per common share — diluted

Income before cumulative effect of accounting change (millions of dollars)	2,600	2,052	1,701
Net income (millions of dollars)	2,600	2,052	1,705

Weighted average number of common shares outstanding (thousands of shares)	341,373	356,834	372,011
Effect of employee stock-based awards (thousands of shares)	1,393	818	143

Weighted average number of common shares outstanding, assuming dilution (thousands of shares)	342,766	357,652	372,154

Net income per common share (dollars)
Income before cumulative effect of accounting change	7.59	5.74	4.57
Cumulative effect of accounting change	—	—	0.01

Net income	7.59	5.74	4.58

13.	Miscellaneous financial information
In 2005, net earnings included an after-tax gain of $5 million (2004 — $23 million gain; 2003 - $9 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2005, by $1,429 million (2004 — $1,013 million). Inventories of crude oil and products at year-end consisted of the following:

million of dollars	2005	2004

Crude oil	174	165
Petroleum products	234	190
Chemical products	63	59
Natural gas and other	10	18

Total inventories of crude oil and products	481	432

Research and development costs in 2005 were $68 million (2004 — $70 million; 2003 — $63 million) before investment tax credits earned on these expenditures of $10 million (2004 — $7 million; 2003 — $10 million). The net costs are included in expenses due to the uncertainty of future benefits.

Cash flow from operating activities included dividends of $21 million received from equity investments in 2005 (2004 — $18 million; 2003 — $15 million).

14.	Financing costs

millions of dollars	2005	2004	2003

Debt-related interest	45	37	38
Capitalized interest	(41)	(34)	(33)

Net interest expense	4	3	5
Other interest	4	4	4

Total interest expense (a)	8	7	9
Foreign-exchange expense/(gain) on long-term debt	—	—	(129)

Total financing costs	8	7	(120)

(a)	Cash interest payments in 2005 were $45 million (2004 — $41 million; 2003 — $38 million). The weighted-average interest rate on short-term borrowings in 2005 was 2.7 percent (2004 — 2.3 percent).
15.	Transactions with related parties
Revenues and expenses of the Company also include the results of transactions with Exxon Mobil Corporation and affiliated companies (ExxonMobil) in the normal course of operations. These were conducted on terms as favourable as they would have been with unrelated parties and primarily consisted of the purchase and sale of crude oil and petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with ExxonMobil also included amounts paid and received in connection with the Company’s participation in a number of natural resources activities conducted jointly in Canada. The Company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the Company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems. During 2005, the Company and an affiliate of Exxon Mobil Corporation in Canada agreed to operate their respective Western Canada production organizations as one single organization. Under the consolidation, the Company will operate all Western Canada properties. There are no asset ownership changes. The amounts paid or received have been reflected in the consolidated statement of income as shown below.

millions of dollars	2005	2004	2003

Total revenues and other income	1,357	1,176	950
Purchases of crude oil and products	3,599	3,133	2,464
Total expenses	175	43	14

Accounts payable due to Exxon Mobil Corporation at December 31, 2005, with respect to the above transactions, were $224 million (2004 — $67 million).

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.

The Company borrowed $818 million (Cdn) from Exxon Overseas Corporation under two long-term loan agreements as presented in note 3. Interest on the loans in 2005 was $23 million (2004 — $20 million).

During 2004, the Company extended loans of $32 million to Montreal Pipe Line Limited, in which the Company has an equity interest, for financing of the equity Company’s capital expenditure programs and working capital requirements.

Notes to consolidated financial statements (continued)
16.	Net payments/payables to governments

millions of dollars	2005	2004	2003

Current income tax expense (note 4)	1,361	1,103	610
Federal excise tax	1,278	1,264	1,254
Property taxes included in expenses	99	85	80
Payroll and other taxes included in expenses	52	50	52
GST/QST/HST collected (a)	2,703	2,297	2,015
GST/QST/HST input tax credits (a)	(2,344)	(1,948)	(1,705)
Other consumer taxes collected for governments	1,613	1,670	1,662
Crown royalties	620	472	418

Total paid or payable to governments	5,382	4,993	4,386
Less investment tax credits and other receipts	9	14	30

Net paid or payable to governments	5,373	4,979	4,356

Net paid or payable to:
Federal government	2,736	2,472	2,061
Provincial governments	2,538	2,422	2,215
Local governments	99	85	80

Net paid or payable to governments	5,373	4,979	4,356

(a)	The abbreviations refer to the federal goods and services tax, the Quebec sales tax and the federal/provincial harmonized sales tax, respectively.

The HST is applicable in the provinces of Nova Scotia, New Brunswick and Newfoundland and Labrador.