Form 10-Q
period 2006-03-31
IMPERIAL OIL LTD
filed 2006-05-04
CIK 49938

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 Fourth Avenue S.W. Calgary, Alberta, Canada (Address of principal executive offices)	T2P 3M9 (Postal Code)
Registrant’s telephone number, including area code: 1-800-567-3776

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
Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐
The registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     YES  ☐     NO  ☑
The number of common shares outstanding, as of March 31, 2006, was 327,961,175.

IMPERIAL OIL LIMITED

INDEX

PAGE
PART I — Financial Information

Item 1 - Financial Statements.

Consolidated Statement of Income -
Three months ended March 31, 2006 and 2005	3

Consolidated Statement of Cash Flows -
Three months ended March 31, 2006 and 2005	4

Consolidated Balance Sheet -
As at March 31, 2006 and December 31, 2005	5

Notes to the Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4 - Controls and Procedures.	16

PART II — Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 4 - Submission of Matters to a Vote of Security Holders.	18

Item 6 - Exhibits.	18

SIGNATURES	19

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

IMPERIAL OIL LIMITED

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

	Three months
	to March 31
millions of Canadian dollars	2006	2005

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	5,786	5,940
Investment and other income (5)	32	18

TOTAL REVENUES AND OTHER INCOME	5,818	5,958

EXPENSES
Exploration	10	21
Purchases of crude oil and products (b)	3,134	3,639
Production and manufacturing (6)	922	750
Selling and general (6)	338	413
Federal excise tax (a)	303	307
Depreciation and depletion	216	238
Financing costs (7)	5	2

TOTAL EXPENSES	4,928	5,370

INCOME BEFORE INCOME TAXES	890	588

INCOME TAXES	299	195

NET INCOME (4)	591	393

NET INCOME PER COMMON SHARE — BASIC (dollars) (10)	1.79	1.13
NET INCOME PER COMMON SHARE — DILUTED (dollars) (10)	1.78	1.12
DIVIDENDS PER COMMON SHARE (dollars)	0.24	0.22

(a) Federal excise tax included in operating revenues	303	307

(b) Amounts included in operating revenues for purchase / sale contracts with the same counterparty (associated costs are included in “purchases of crude oil and products”) resulting in no impact on net income (3)	—	917
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)	Three months
inflow/(outflow)	to March 31
millions of Canadian dollars	2006	2005

OPERATING ACTIVITIES
Net income	591	393
Adjustment for non-cash items:
Depreciation and depletion	216	238
(Gain)/loss on asset sales, after income tax (5)	(8)	(2)
Deferred income taxes and other	95	(63)
Changes in operating assets and liabilities:
Accounts receivable	211	(209)
Inventories and prepaids	(452)	(324)
Income taxes payable	(363)	(312)
Accounts payable	(36)	502
All other items — net (a)	(292)	(280)

CASH FROM (USED IN) OPERATING ACTIVITIES	(38)	(57)

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(312)	(304)
Proceeds from asset sales	27	7
Loans to equity company	(1)	—

CASH FROM (USED IN) INVESTING ACTIVITIES	(286)	(297)

FINANCING ACTIVITIES
Repayment of long-term debt	(1)	(1)
Issuance of common shares under stock option plan	1	13
Common shares purchased (10)	(542)	(323)
Dividends paid	(80)	(77)

CASH FROM (USED IN) FINANCING ACTIVITIES	(622)	(388)

INCREASE (DECREASE) IN CASH	(946)	(742)
CASH AT BEGINNING OF PERIOD	1,661	1,279

CASH AT END OF PERIOD	715	537

(a) Includes contribution to registered pension plans	(353)	(339)
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET	As at	As at
(U.S. GAAP, unaudited)	Mar. 31	Dec. 31
millions of Canadian dollars	2006	2005

ASSETS
Current assets
Cash	715	1,661
Accounts receivable, less estimated doubtful accounts	1,864	2,073
Inventories of crude oil and products	872	481
Materials, supplies and prepaid expenses	191	130
Deferred income tax assets	686	654

Total current assets	4,328	4,999

Investments and other long-term assets	88	94

Property, plant and equipment at cost,	21,784	21,526
less accumulated depreciation and depletion	(11,571)	(11,394)

Property, plant and equipment (net)	10,213	10,132

Goodwill	204	204
Other intangible assets, net	152	153

TOTAL ASSETS	14,985	15,582

LIABILITIES
Current liabilities
Short-term debt	99	99
Accounts payable and accrued liabilities (6)	3,134	3,170
Income taxes payable	1,037	1,399
Current portion of long-term debt (8)	477	477

Total current liabilities	4,747	5,145

Long-term debt (8)	862	863
Other long-term obligations (9)	1,431	1,728
Deferred income tax liabilities	1,341	1,213

TOTAL LIABILITIES	8,381	8,949

SHAREHOLDERS’ EQUITY
Common shares at stated value (10)	1,724	1,747
Earnings reinvested (11)	5,460	5,466
Accumulated other nonowner changes in equity (12)	(580)	(580)

TOTAL SHAREHOLDERS’ EQUITY	6,604	6,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	14,985	15,582

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in the context of, the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the company’s 2005 Annual Report on Form 10-K. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2006, and December 31, 2005, and the results of operations and changes in cash flows for the three months ending March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ending March 31, 2006, are not necessarily indicative of the operations to be expected for the full to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.
2.     Accounting change for Share-based Payments
Effective January 1, 2006, the company adopted the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), Share-based Payment. SFAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation costs is to be measured based on the grant-date fair value of the instrument issued. In addition, liability awards are to be remeasured each reporting period through settlement. SFAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. In 2003, the company adopted a policy of expensing all share-based payments that is consistent with the provisions of SFAS 123R, and all prior years outstanding stock option awards have vested. SFAS 123R will therefore not materially change the company’s existing accounting practices or the amount of share-based compensation recognized in earnings.
The cumulative compensation expense associated with share-based payments made in 2003, 2004 and 2005 has been recognized in the income statement using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” based on the retirement eligibility age, is not significantly different from the nominal vesting period approach. The non-substantive vesting period approach is applicable to grants made after the adoption of SFAS 123R.
Share-based Incentive Compensation Programs
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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued . . .)
(unaudited)

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
All units require settlement by cash payments with one exception. The restricted stock unit program was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date.
In accordance with SFAS 123R, the company accounts for these units by using the fair-value-based method, which is the same method of accounting as under SFAS 123. The fair value of awards in the form of incentive share, deferred share and restricted stock units is the market price of the stock. Under this method, compensation expense related to the units of these programs is measured each reporting period based on the company’s current share price and is recorded in the consolidated statement of income over the vesting period.
The following table summarizes information about these units for the three months ended March 31, 2006:

	Incentive	Deferred	Restricted
	share units	share units	stock units
Outstanding at December 31, 2005	3,278,719	46,189	3,518,910
Granted	—	562	—
Exercised	(40,600)	—	(393,735)
Cancelled or adjusted	500	—	2,200

Outstanding at March 31, 2006	3,238,619	46,751	3,127,375

The compensation expense that has been charged against income for these programs was $74 million and $147 million for the first quarter of 2006 and 2005, respectively. The total income tax benefit recognized in income related to this compensation expense was $26 million and $49 million for the first quarter of 2006 and 2005, respectively.
As of March 31, 2006, there was $250 million of total before-tax unrecognized compensation expenses related to nonvested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of nonvested restricted stock units is 3.5 years. All units under the incentive share and deferred share programs have vested as of March 31, 2006.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued . . .)
(unaudited)

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
As permitted by SFAS 123, the company continues to apply the intrinsic-value-based method of accounting for the incentive stock options granted in April 2002. Under this method, compensation expense is not recognized on the issuance of stock options as the exercise price is equal to the market value at the date of grant. All incentive stock options have vested as of January 1, 2005.
The following table summarizes information about stock options for the three months ended March 31, 2006:

		Weighted-average
		exercise	remaining
		price	contractual
	Units	(dollars)	term (years)
Incentive stock options
Outstanding at December 31, 2005	2,045,000	46.50
Granted	—
Exercised	(20,075)	46.50
Cancelled or adjusted	—

Outstanding at March 31, 2006	2,024,925	46.50	6.1

No compensation expense and no income tax benefit related to stock options were recognized for stock options in the three months ended March 31, 2006, and 2005. Cash received from stock option exercises for the three months ended March 31, 2006, was $1 million. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2006, was $1 million, and for the balance of outstanding stock options is $160 million.
3.     Accounting change for purchases and sales of inventory with the same counterparty
Effective January 1, 2006, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. In prior periods, the company recorded certain crude oil, natural gas, petroleum product and chemical sales and purchases contemporaneously negotiated with the same counterparty as revenues and purchases. As a result of the EITF consensus, the company’s accounts “operating revenue” and “purchases of crude oil and products” on the consolidated statement of income will be reduced by associated amounts with no impact on net income. All operating segments are affected by this change, with the largest impact in the petroleum products segment.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued . . .)
(unaudited)

4.     Business segments

	Natural		Petroleum
Three months to March 31	Resources		Products		Chemicals
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	1,146	999	4,278	4,599	362	342
Intersegment sales	828	700	601	596	88	78
Investment and other income	10	—	8	11	—	—

	1,984	1,699	4,887	5,206	450	420

EXPENSES
Exploration (b)	10	21	—	—	—	—
Purchases	662	647	3,674	4,083	314	283
Production and manufacturing (c)	559	443	311	267	53	40
Selling and general (c)	3	(2)	241	242	20	26
Federal excise tax	—	—	303	307	—	—
Depreciation and depletion	156	176	56	59	3	3
Financing costs	—	—	—	—	—	—

TOTAL EXPENSES	1,390	1,285	4,585	4,958	390	352

INCOME BEFORE INCOME TAXES	594	414	302	248	60	68
INCOME TAXES	197	138	103	82	21	24

NET INCOME	397	276	199	166	39	44

Export sales to the United States	425	337	266	166	216	198
Cash flows from (used in) operating activities	185	44	(163)	(92)	(21)	29
CAPEX (b)	217	243	95	70	—	3
Total assets as at March 31	7,225	6,981	6,683	6,218	522	499

	Corporate
Three months to March 31	and Other		Eliminations		Consolidated
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	5,786	5,940
Intersegment sales	—	—	(1,517)	(1,374)	—	—
Investment and other income	14	7	—	—	32	18

	14	7	(1,517)	(1,374)	5,818	5,958

EXPENSES
Exploration (b)	—	—	—	—	10	21
Purchases	—	—	(1,516)	(1,374)	3,134	3,639
Production and manufacturing (c)	—	—	(1)	—	922	750
Selling and general (c)	74	147	—	—	338	413
Federal excise tax	—	—	—	—	303	307
Depreciation and depletion	1	—	—	—	216	238
Financing costs	5	2	—	—	5	2

TOTAL EXPENSES	80	149	(1,517)	(1,374)	4,928	5,370

INCOME BEFORE INCOME TAXES	(66)	(142)	—	—	890	588
INCOME TAXES	(22)	(49)	—	—	299	195

NET INCOME	(44)	(93)	—	—	591	393

Export sales to the United States	—	—			907	701
Cash flows from (used in) operating activities	(39)	(38)			(38)	(57)
CAPEX (b)	10	9			322	325
Total assets as at March 31	937	711	(382)	(405)	14,985	14,004

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

(c)	Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments, are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results for the first quarter of 2005 have been reclassified for comparative purposes.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued . . .)
(unaudited)

5.     Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

	Three months
	to March 31
millions of dollars	2006	2005

Proceeds from asset sales	27	7
Book value of assets sold	16	5

Gain/(loss) on asset sales, before tax	11	2

Gain/(loss) on asset sales, after tax	8	2

6.     Employee retirement benefits
The components of net benefit cost included in total expenses in the consolidated statement of earnings are as follows:

	Three months
	to March 31
millions of dollars	2006	2005

Pension benefits:
Current service cost	25	22
Interest cost	60	60
Expected return on plan assets	(75)	(64)
Amortization of prior service cost	5	6
Recognized actuarial loss	29	21

Net benefit cost	44	45

Other post-retirement benefits:
Current service cost	2	2
Interest cost	6	6
Recognized actuarial loss	2	2

Net benefit cost	10	10

7.     Financing costs

	Three months
	to March 31
millions of dollars	2006	2005

Debt related interest	14	11
Capitalized interest	(10)	(9)

Net interest expense	4	2
Other interest	1	—

Total financing costs	5	2

8.     Long-term debt

			As at	As at
			Mar. 31	Dec. 31
			2006	2005
Issued	Maturity date	Interest rate	millions of dollars

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007	Variable	500	500
2003	January 19, 2008	Variable	318	318

Long-term debt			818	818
Capital leases			44	45

Total long-term debt (a)			862	863

(a)	These amounts exclude that portion of long-term debt totalling $477 million (December 31, 2005 — $477 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued . . .)
(unaudited)

9.     Other long-term obligations

	As at	As at
	Mar. 31	Dec. 31
millions of dollars	2006	2005

Employee retirement benefits (a)	837	1,152
Asset retirement obligations and other environmental liabilities (b)	420	423
Other obligations	174	153

Total other long-term obligations	1,431	1,728

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2005 — $47 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2005 — $76 million).
10.     Common shares

	As at	As at
	Mar. 31	Dec. 31
thousands of shares	2006	2005

Authorized	450,000	450,000
Common shares outstanding	327,961	332,625
On February 2, 2006, the company proposed to subdivide the common shares of the company on a three-for-one basis. The proposed stock split is subject to shareholder approval at the company’s annual meeting on May 2, 2006 and regulatory approvals.
In 1995 through 2004, the company purchased shares under ten 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2005, another 12-month normal course program was implemented with an allowable purchase of up to 17.1 million shares (five percent of the total on June 21, 2005), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars

1995 – 2004	232.5	6,840

2005 – First quarter	3.7	323
– Full year	17.5	1,795

2006 – First quarter	4.7	542

Cumulative purchases to date	254.7	9,177
Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...) (unaudited)

     The following table provides the calculation of basic and diluted net income per share:

	Three months
	to March 31
	2006	2005

Net income per common share — basic
Net income (millions of dollars)	591	393
Weighted average number of common shares outstanding (millions of shares)	331.0	348.3
Net income per common share (dollars)	1.79	1.13

Net income per common share — diluted
Net income (millions of dollars)	591	393
Weighted average number of common shares outstanding (millions of shares)	331.0	348.3
Effect of employee stock-based awards (millions of shares)	1.4	1.2

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	332.4	349.5
Net income per common share (dollars)	1.78	1.12
11.     Earnings reinvested

	Three months
	to March 31
millions of dollars	2006	2005

Earnings reinvested at beginning of period	5,466	4,889
Net income for the period	591	393
Share purchases in excess of stated value	(518)	(304)
Dividends	(79)	(76)

Earnings reinvested at end of period	5,460	4,902

12.     Nonowner changes in shareholders’ equity

	Three months
	to March 31
millions of dollars	2006	2005

Net income	591	393
Other nonowner changes in equity (a)	—	—

Total nonowner changes in shareholders’ equity	591	393

(a)	Minimum pension liability adjustment.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the first quarter of 2006 was $591 million or $1.78 a share on a diluted basis compared with $393 million or $1.12 a share for the same period last year.
The main contributing factors for increased earnings were higher natural resources realizations and stronger refining and marketing margins, which combined for a positive impact of about $260 million. Continued solid operational performance contributed to strong production volumes in the quarter. Partially offsetting these factors were higher energy costs of about $55 million and a stronger Canadian dollar of about $55 million. Stock-related compensation expenses were lower in the quarter by about $50 million.
Total operating revenues were $5,786 million in the first quarter versus $5,940 million in the corresponding period last year.
Natural resources
During the first quarter of 2006, net income from natural resources was $397 million, up $121 million from the first quarter in 2005. Earnings increased primarily due to improved realizations for natural gas, Cold Lake bitumen and crude oil of about $185 million and higher Syncrude volumes of about $45 million. Volume performance of Cold Lake bitumen and natural gas were also strong. These positive impacts on earnings were partially offset by the negative impact of the higher Canadian dollar of about $35 million and lower conventional crude oil and natural gas liquids (NGL) volumes of about $30 million. Energy costs were also higher than last year by about $40 million.
While Brent crude oil prices in U.S. dollars averaged 30 percent higher in the first quarter compared with the same period last year, Canadian dollar realizations for conventional crude oil increased only 9 percent, partly due to a stronger Canadian dollar. US-dollar realizations for Cold Lake bitumen improved by 39 percent in the first quarter of 2006 from the first quarter of 2005. Realizations for natural gas averaged $9.40 a thousand cubic feet in the first quarter, up from $7.02 a thousand cubic feet in the same quarter last year.
Total gross production of crude oil and NGL was 263 thousand barrels a day, up from 260 thousand barrels in the first quarter of 2005.
Gross production of Cold Lake bitumen averaged 150 thousand barrels a day during the quarter, slightly lower than 152 thousand barrels from the first quarter last year.
The company’s share of Syncrude’s gross production was 51 thousand barrels a day in the first quarter in 2006 compared with 39 thousand barrels during the same period a year ago. Higher production volumes were primarily due to lower maintenance activities in the first quarter of 2006.
During the first three months of the year, gross production of conventional crude oil averaged 33 thousand barrels a day compared with 40 thousand barrels during the corresponding period in 2005. The impact of divested producing properties and the natural reservoir decline in the Western Canadian Basin were the main reasons for the reduced production.
Gross production of NGL available for sale was 29 thousand barrels a day in the first quarter, unchanged from the same quarter last year.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued . . .)
For the first quarter, gross production of natural gas averaged 580 million cubic feet a day, essentially flat compared with the same period last year.
Timing for completion of the upgrader expansion portion of the Syncrude Stage 3 project remains unchanged, with production of higher quality synthetic crude oil expected on stream by mid-2006. The company’s share of the project costs is not expected to change significantly from the previous estimate of about $2.1 billion.
Public hearings by the National Energy Board and Joint Review Panel on the Mackenzie Gas Project began in January and are expected to continue through 2006.
Petroleum products
Net income from petroleum products was $199 million in the first quarter of 2006, compared with $166 million in the same period a year ago. Higher earnings were mainly due to stronger refining and marketing margins, which were partially offset by the impact of a stronger Canadian dollar of about $20 million and higher energy costs of about $15 million. Lower product sales volume, primarily due to weaker industry demand, had limited impact on earnings.
Operating performance of the company’s four refineries was solid in the first quarter. Refinery utilization was a record 97 percent and total refinery throughput was more than 77 million litres a day.
Chemicals
Net income in the first quarter from chemicals was $39 million, compared with $44 million in the first quarter of 2005. The earnings reduction was primarily due to lower sales volume as a result of industry demand.
Corporate and other
Net income from corporate and other was negative $44 million in the first quarter versus negative $93 million in the first quarter of 2005. Earnings improved mainly due to lower stock-related compensation expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was negative $38 million during the first quarter of 2006, compared with negative $57 million in the same period last year. The favourable impact of lower accounts receivable balances, higher earnings and timing of income tax payments was essentially offset by greater seasonal inventory builds and the impact of timing of expenditures on accounts payable balances.
Capital and exploration expenditures were $322 million in the first quarter, versus $325 million during the same quarter of 2005. For the resources segment, capital and exploration expenditures were used mainly at Syncrude and Cold Lake to maintain and expand production capacity. The petroleum products segment capital expenditures were mainly on projects which reduce the sulphur content of diesel fuel, improve operating efficiency and upgrade the network of Esso retail outlets.

IMPERIAL OIL LIMITED

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued . . .)
During the quarter, the company repurchased more than 4.7 million shares for $542 million. Under the current share-repurchase program, which began on June 23, 2005, the company has repurchased about 14 million shares, and can purchase about another 3 million shares before June 22, 2006 when the current program expires.
Cash dividends of $80 million were paid in the first quarter of 2006, compared with $77 million in the first quarter of 2005. Per-share dividends paid in the first quarter were $0.24, up from $0.22 in the first quarter of 2005.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $715 million at March 31, 2006, from $1,661 million at the end of 2005.
On February 2, 2006, the company proposed to subdivide the common shares of the company on a three-for-one basis. The proposed stock split is subject to shareholder approval at the company’s annual meeting on May 2, 2006 and regulatory approvals.

IMPERIAL OIL LIMITED

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the three months ended March 31, 2006 does not differ materially from that discussed on page 31 in the company’s annual report on Form 10-K for the year ended December 31, 2005, except for the following sensitivity:

Earnings sensitivity (a)
millions of dollars after tax
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 400

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from 2005 year-end by about $8 million (after tax) for each one-cent difference. This is primarily due to the decrease in natural gas prices and industry refining margins.
(a)  The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2006. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.
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

IMPERIAL OIL LIMITED

PART II — OTHER INFORMATION
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
During the period January 1 to March 31, 2006, the company issued 19,175 common shares to employees or former employees outside the U.S.A. for $46.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

				(d) Maximum number
				(or approximate
			(c) Total number	dollar value) of
			of shares purchased	shares that may yet
	(a) Total number	(b) Average price	as part of publicly	be purchased
	of shares (or	paid per share	announced plans or	under the plans or
Period	units) purchased	(or unit)	programs	programs
January 2006	435,198	119.34	435,198	7,329,109
(January 1- January 31)

February 2006	1,819,832	114.02	1,819,832	5,487,307
(February 1 - February 28)

March 2006	2,428,530	116.36	2,428,530	3,037,232
(March 1 - March 31)

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2005 under which the company may purchase up to 17,080,605 of its outstanding common shares less any shares purchased by the employee savings plan and company pension fund. If not previously terminated, the program will terminate on June 22, 2006.

Item 4.     Submission of Matters to a Vote of Security Holders.
At the annual meeting of shareholders on May 2, 2006, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: R.L. Broiles 280,148,724 shares for and 188,000 shares withheld, T.J. Hearn 280,102,895 shares for and 233,829 shares withheld, J.M. Mintz 279,895,784 shares for and 440,940 shares withheld, R. Phillips 279,918,966 shares for and 417,758 shares withheld, J.F. Shepard 279,911,886 shares for and 424,838 shares withheld, P.A. Smith 280,106,705 shares for and 230,019 shares withheld, S.D. Whittaker 279,898,227 shares for and 438,497 shares withheld, and V.L. Young 279,703,080 shares for and 633,624 shares withheld.
At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 279,930,895 shares for and 405,697 shares withheld from the reappointment of the auditors.
At the same annual meeting of shareholders, the shareholders approved a special resolution to divide the issued common shares on a three-for-one basis and increase the maximum number of authorized common shares to 1.1 billion by a vote of 279,821,464 shares for and 142,704 shares against.
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

IMPERIAL OIL LIMITED (Registrant)
Date: May 4, 2006	/s/ Paul A. Smith
(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: May 4, 2006	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer Assistant Secretary