Form 10-Q
period 2006-06-30
IMPERIAL OIL LTD
filed 2006-08-04
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 Fourth Avenue S.W. Calgary, Alberta, Canada	T2P 3M9
(Address of principal executive offices)	(Postal Code)
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
YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐   NO ☑
The number of common shares outstanding, as of June 30, 2006, was 974,076,009.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Six months
	Second quarter		to June 30
millions of Canadian dollars	2006	2005	2006	2005

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,604	6,710	12,390	12,650
Investment and other income (5)	84	92	116	110

TOTAL REVENUES AND OTHER INCOME	6,688	6,802	12,506	12,760

EXPENSES
Exploration	3	6	13	27
Purchases of crude oil and products (b)	3,868	4,250	7,002	7,889
Production and manufacturing (6)	925	815	1,847	1,565
Selling and general (6)	277	370	615	783
Federal excise tax (a)	315	323	618	630
Depreciation and depletion	214	217	430	455
Financing costs (7)	2	8	7	10

TOTAL EXPENSES	5,604	5,989	10,532	11,359

INCOME BEFORE INCOME TAXES	1,084	813	1,974	1,401

INCOME TAXES	247	274	546	469

NET INCOME (4)	837	539	1,428	932

NET INCOME PER COMMON SHARE — BASIC (dollars) (10)	0.85	0.52	1.45	0.90
NET INCOME PER COMMON SHARE — DILUTED (dollars) (10)	0.85	0.52	1.44	0.89
DIVIDENDS PER COMMON SHARE (dollars) (10)	0.08	0.08	0.16	0.15

(a) Federal excise tax included in operating revenues	315	323	618	630

(b) Amounts included in operating revenues for purchase / sale contracts with the same counterparty. Associated costs are included in “purchases of crude oil and products” resulting in no impact to net income. (3)	—	1,176	—	2,093
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

			Six months
	Second quarter		to June 30
millions of Canadian dollars	2006	2005	2006	2005

OPERATING ACTIVITIES
Net income	837	539	1,428	932
Adjustment for non-cash items:
Depreciation and depletion	214	217	430	455
(Gain)/loss on asset sales, after income tax (5)	(46)	(55)	(54)	(57)
Deferred income taxes and other	(138)	(88)	(43)	(151)
Changes in operating assets and liabilities:
Accounts receivable	(191)	29	20	(180)
Inventories and prepaids	243	(35)	(209)	(359)
Income taxes payable	68	124	(295)	(188)
Accounts payable	(91)	41	(127)	543
All other items — net (a)	30	55	(262)	(225)

CASH FROM (USED IN) OPERATING ACTIVTIES	926	827	888	770

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(280)	(347)	(592)	(651)
Proceeds from asset sales	107	98	134	105
Loans to equity company	(1)	—	(2)	—

CASH FROM (USED IN) INVESTING ACTIVITIES	(174)	(249)	(460)	(546)

FINANCING ACTIVITIES
Short-term debt — net	72	18	72	18
Repayment of long-term debt	(71)	(19)	(72)	(20)
Issuance of common shares under stock option plan	3	6	4	19
Common shares purchased (10)	(395)	(479)	(937)	(802)
Dividends paid	(79)	(77)	(159)	(154)

CASH FROM (USED IN) FINANCING ACTIVITIES	(470)	(551)	(1,092)	(939)

INCREASE (DECREASE) IN CASH	282	27	(664)	(715)
CASH AT BEGINNING OF PERIOD	715	537	1,661	1,279

CASH AT END OF PERIOD	997	564	997	564

(a) Includes contribution to registered pension plans	(3)	(3)	(356)	(342)
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	June 30	Dec. 31
millions of Canadian dollars	2006	2005

ASSETS
Current assets
Cash	997	1,661
Accounts receivable, less estimated doubtful accounts	2,056	2,073
Inventories of crude oil and products	672	481
Materials, supplies and prepaid expenses	148	130
Deferred income tax assets	666	654

Total current assets	4,539	4,999

Investments and other long-term assets	112	94

Property, plant and equipment	21,973	21,526
less accumulated depreciation and depletion	(11,736)	(11,394)

Property, plant and equipment (net)	10,237	10,132

Goodwill	204	204
Other intangible assets, net	154	153

TOTAL ASSETS	15,246	15,582

LIABILITIES
Current liabilities
Short-term debt	171	99
Accounts payable and accrued liabilities (9)	3,041	3,170
Income taxes payable	1,114	1,399
Current portion of long-term debt (8)	657	477

Total current liabilities	4,983	5,145

Long-term debt (8)	611	863
Other long-term obligations (9)	1,486	1,728
Deferred income tax liabilities	1,196	1,213

TOTAL LIABILITIES	8,276	8,949

SHAREHOLDERS’ EQUITY
Common shares at stated value (10)	1,709	1,747
Earnings reinvested (11)	5,841	5,466
Accumulated other nonowner changes in equity (12)	(580)	(580)

TOTAL SHAREHOLDERS’ EQUITY	6,970	6,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	15,246	15,582

The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2006, and December 31, 2005, and the results of operations and changes in cash flows for the three and six months ending June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three and six months ending June 30, 2006, are not necessarily indicative of the operations to be expected for the full year.
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
The cumulative compensation expense associated with share-based payments made in 2004 and 2005 has been recognized in the income statement using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” based on the retirement eligibility age, is not significantly different from the nominal vesting period approach. The non-substantive vesting period approach is applicable to grants made after the adoption of SFAS 123R.
Share-based Incentive Compensation Programs
Incentive share units, deferred share units and restricted stock units
Incentive share units have value if the market price of the company’s common shares when the unit is exercised exceeds the market value when the unit was issued, as adjusted for any share splits. The issue price of incentive share units is the closing price of the company’s shares on the Toronto Stock Exchange on the grant date. Up to 50 percent of the units may be exercised after one year from issuance; an additional 25 percent may be exercised after two years; and the remaining 25 percent may be exercised after three years. Incentive share units are eligible for exercise up to 10 years from issuance. The units may expire earlier if employment is terminated other than by retirement, death or disability.
The deferred share unit plan is made available to selected executives and nonemployee directors. The selected executives can elect to receive all or part of their performance bonus compensation in units and the nonemployee directors can elect to receive all or part of their directors’ fees in units. The number of units granted to executives is determined by dividing the amount of the bonus elected to be received as deferred share units by the average of the closing prices of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days immediately prior to the date that the bonus would have been paid. The number of units granted to a nonemployee director is determined at the end of each calendar quarter by dividing the amount of director’s fees for the calendar quarter that the nonemployee director elected to receive as deferred share units by the average closing price of the company’s shares for the five consecutive trading days immediately prior to the last day of the calendar quarter. Additional units are granted based on the cash dividend payable on the company’s shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient, as adjusted for any share splits.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred share units cannot be exercised until after termination of employment with the company or resignation as a director and must be exercised no later than December 31 of the year following termination or resignation. On the exercise date, the cash value to be received for the units is determined based on the average closing price of the company’s shares for the five consecutive trading days immediately prior to the date of exercise, as adjusted for any share splits.
Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon exercise, an amount equal to the closing price of the company’s common shares on the Toronto Stock Exchange on the exercise dates, as adjusted for any share splits. Fifty percent of the units are exercised three years following the grant date, and the remainder are exercised seven years following the grant date.
All units require settlement by cash payments with one exception. The restricted stock unit program was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the company per unit, as adjusted for any share splits, or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date.
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
The following table summarizes information about these units for the six months ended June 30, 2006:

	Incentive share units (a)	Deferred share units (a)	Restricted stock units (a)
Outstanding at December 31, 2005	10,884,891	138,567	10,556,730
Granted	—	3,356	—
Exercised	(994,254)	(60,781)	(1,185,705)
Cancelled or adjusted	(900)	0	(1,785)

Outstanding at June 30, 2006	9,889,737	81,142	9,369,240

(a)	Reflects number of units granted after the share split in 2006, plus the number of units granted prior to the share split in 2006 as adjusted for the share splits that occurred in 1998 and 2006.
The compensation expense that has been charged against income for these programs was $7 million and $54 million for the second quarter of 2006 and 2005 and $55 million and $152 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in income related to this compensation expense was $3 million and $28 million for the second quarter of 2006 and 2005 and $29 million and $77 million for the six months ended June 30, 2006 and 2005, respectively.
As of June 30, 2006, there was $223 million of total before-tax unrecognized compensation expenses related to nonvested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of nonvested restricted stock units is 3.3 years. All units under the incentive share and deferred share programs have vested as of June 30, 2006.
Incentive stock options
In April 2002, incentive stock options were granted for the purchase of the company’s common shares at an exercise price of $15.50 per share (adjusted to reflect the three-for-one share split). Up to 50 percent of the options may be exercised on or after January 1, 2003, a further 25 percent may be exercised on or after January 1, 2004, and the remaining 25 percent may be exercised on or after January 1, 2005. Any unexercised options expire after April 29, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes information about stock options for the six months ended June 30, 2006:

		Weighted-average
		exercise	remaining
		price	contractual
	Units (a)	(dollars) (b)	term (years)

Incentive stock options
Outstanding at December 31, 2005	6,135,000	15.50
Granted	—
Exercised	(271,860)	15.50
Cancelled or adjusted	5,400

Outstanding at June 30, 2006	5,868,540	15.50	5.8

(a)	Reflects number of units granted, as adjusted for any share splits.

(b)	Adjusted to reflect the three-for-one share split.
No compensation expense and no income tax benefit related to stock options were recognized for stock options in the six months ended June 30, 2006, and 2005. Cash received from stock option exercises for the six months ended June 30, 2006, was $4 million. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2006, was $7 million, and for the balance of outstanding stock options is $148 million.
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	Business segments

	Natural		Petroleum
Second quarter	Resources		Products		Chemicals
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	1,260	1,098	5,003	5,297	341	315
Intersegment sales	1,024	853	605	524	80	83
Investment and other income	55	70	15	18	—	—

	2,339	2,021	5,623	5,839	421	398

EXPENSES
Exploration (b)	3	6	—	—	—	—
Purchases of crude oil and products	803	713	4,469	4,722	305	274
Production and manufacturing (c)	486	443	394	324	45	49
Selling and general (c)	4	(2)	244	269	19	21
Federal excise tax	—	—	315	323	—	—
Depreciation and depletion	156	154	55	59	3	3
Financing costs	—	—	—	1	—	—

TOTAL EXPENSES	1,452	1,314	5,477	5,698	372	347

INCOME BEFORE INCOME TAXES	887	707	146	141	49	51
INCOME TAXES	133	238	84	47	18	18

NET INCOME	754	469	62	94	31	33

Export sales to the United States	530	364	226	233	199	172
Cash flows from (used in) operating activities	631	550	232	278	88	51
CAPEX (b)	144	218	120	127	4	4

	Corporate
Second quarter	and Other		Eliminations		Consolidated
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	6,604	6,710
Intersegment sales	—	—	(1,709)	(1,460)	—	—
Investment and other income	14	4	—	—	84	92

	14	4	(1,709)	(1,460)	6,688	6,802

EXPENSES
Exploration (b)	—	—	—	—	3	6
Purchases of crude oil and products	—	—	(1,709)	(1,459)	3,868	4,250
Production and manufacturing (c)	—	—	—	(1)	925	815
Selling and general (c)	10	82	—	—	277	370
Federal excise tax	—	—	—	—	315	323
Depreciation and depletion	—	1	—	—	214	217
Financing costs	2	7	—	—	2	8

TOTAL EXPENSES	12	90	(1,709)	(1,460)	5,604	5,989

INCOME BEFORE INCOME TAXES	2	(86)	—	—	1,084	813
INCOME TAXES	12	(29)	—	—	247	274

NET INCOME	(10)	(57)	—	—	837	539

Export sales to the United States	—	—	—	—	955	769
Cash flows from (used in) operating activities	(25)	(52)	—	—	926	827
CAPEX (b)	15	4	—	—	283	353

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

(c)	Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments, are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results in the second quarter of 2005 have been reclassified for comparative purposes.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	Business segments (continued)

	Natural		Petroleum
Six months to June 30	Resources		Products		Chemicals
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	2,406	2,097	9,281	9,896	703	657
Intersegment sales	1,852	1,553	1,206	1,120	168	161
Investment and other income	65	70	23	29	—	—

	4,323	3,720	10,510	11,045	871	818

EXPENSES
Exploration (b)	13	27	—	—	—	—
Purchases of crude oil and products	1,465	1,360	8,143	8,805	619	557
Production and manufacturing (c)	1,045	886	705	591	98	89
Selling and general (c)	7	(4)	485	511	39	47
Federal excise tax	—	—	618	630	—	—
Depreciation and depletion	312	330	111	118	6	6
Financing costs	—	—	—	1	—	—

TOTAL EXPENSES	2,842	2,599	10,062	10,656	762	699

INCOME BEFORE INCOME TAXES	1,481	1,121	448	389	109	119
INCOME TAXES	330	376	187	129	39	42

NET INCOME	1,151	745	261	260	70	77

Export sales to the United States	955	701	492	399	415	370
Cash flows from (used in) operating activities	816	594	69	186	67	80
CAPEX (b)	361	461	215	197	4	7
Total assets as at June 30	7,336	7,101	6,726	6,307	494	478

	Corporate
Six months to June 30	and Other		Eliminations		Consolidated
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	12,390	12,650
Intersegment sales	—	—	(3,226)	(2,834)	—	—
Investment and other income	28	11	—	—	116	110

	28	11	(3,226)	(2,834)	12,506	12,760

EXPENSES
Exploration (b)	—	—	—	—	13	27
Purchases of crude oil and products	—	—	(3,225)	(2,833)	7,002	7,889
Production and manufacturing (c)	—	—	(1)	(1)	1,847	1,565
Selling and general (c)	84	229	—	—	615	783
Federal excise tax	—	—	—	—	618	630
Depreciation and depletion	1	1	—	—	430	455
Financing costs	7	9	—	—	7	10

TOTAL EXPENSES	92	239	(3,226)	(2,834)	10,532	11,359

INCOME BEFORE INCOME TAXES	(64)	(228)	—	—	1,974	1,401
INCOME TAXES	(10)	(78)	—	—	546	469

NET INCOME	(54)	(150)	—	—	1,428	932

Export sales to the United States	—	—	—	—	1,862	1,470
Cash flows from (used in) operating activities	(64)	(90)	—	—	888	770
CAPEX (b)	25	13	—	—	605	678
Total assets as at June 30	1,191	754	(501)	(447)	15,246	14,193

(a)	Includes crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

(c)	Beginning in the third quarter of 2005, incentive compensation expenses previously included in the operating segments, are now reported in the “corporate and other” segment. This change has the effect of isolating in one segment all incentive compensation expenses and improving the transparency of operating events in the operating segments. This change has no impact on consolidated total expenses, net income or the cash-flow profile of the company. Segmented results for the six months ending June 30, 2005 have been reclassified for comparative purposes.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2006	2005	2006	2005

Proceeds from asset sales	107	98	134	105
Book value of assets sold	40	20	56	25

Gain/(loss) on asset sales, before tax (a)	67	78	78	80

Gain/(loss) on asset sales, after tax (a)	46	55	54	57

(a)	Second quarter 2006 included a gain of $56 million ($38 million after tax) from the sale of the company’s interests in the Calmette and Westlock producing properties. Second quarter 2005 included a gain of $66 million ($43 million after tax) from the sale of the Berrymoor and Buck Creek producing properties.
6.	Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2006	2005	2006	2005

Pension benefits:
Current service cost	25	21	50	43
Interest cost	59	60	119	120
Expected return on plan assets	(75)	(64)	(150)	(128)
Amortization of prior service cost	5	6	10	12
Recognized actuarial loss	28	21	57	42

Net benefit cost	42	44	86	89

Other post-retirement benefits:
Current service cost	2	2	4	4
Interest cost	6	6	12	12
Recognized actuarial loss	2	1	4	3

Net benefit cost	10	9	20	19

7.	Financing costs

			Six months
	Second quarter		to June 30
millions of dollars	2006	2005	2006	2005

Debt related interest	15	10	29	21
Capitalized interest	(14)	(4)	(24)	(13)

Net interest expense	1	6	5	8
Other interest	1	2	2	2

Total financing costs	2	8	7	10

8.	Long-term debt

			As at	As at
			June 30	Dec.31
Issued	Maturity date	Interest rate	2006	2005

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007	Variable	250	500
2003	January 19, 2008	Variable	318	318

Long-term debt			568	818
Capital leases			43	45

Total long-term debt (a)			611	863

(a)	These amounts exclude that portion of long-term debt totalling $657 million (December 31, 2005 - $477 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Other long-term obligations

	As at	As at
	June 30	Dec.31
millions of dollars	2006	2005

Employee retirement benefits (a)	873	1,152
Asset retirement obligations and other environmental liabilities (b)	420	423
Other obligations	193	153

Total other long-term obligations	1,486	1,728

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2005 — $47 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2005 — $76 million).
10. Common shares

	As at	As at
	June 30	Dec.31
thousands of shares	2006	2005

Authorized	1,100,000	450,000
Common shares outstanding	974,076	997,874
Effective May 23, 2006, the issued common shares of the company were split on a three-for-one basis and the number of authorized shares was increased from 450 million to 1,100 million. The prior period number of shares outstanding and shares purchased, as well as net income and dividends per share, have been adjusted to reflect the three-for one split.
In 1995 through 2005, the company purchased shares under eleven 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2006, another 12-month normal course program was implemented with an allowable purchase of up to 48.8 million shares (five percent of the total on June 21, 2006), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	shares	dollars

1995 — 2004	697.6	6,840

2005 — Second quarter	15.6	479
— Full year	52.5	1,795

2006 — Second quarter	10.0	395
— Year-to-date	24.1	937

Cumulative purchases to date	774.2	9,572
Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides the calculation of net income per common share:

			Six months
	Second quarter		to June 30
	2006	2005	2006	2005

Net income per common share — basic
Net income (millions of dollars)	837	539	1,428	932

Weighted average number of common shares outstanding (millions of shares)	979.6	1031.3	986.3	1038.1

Net income per common share (dollars)	0.85	0.52	1.45	0.90

Net income per common share — diluted
Net income (millions of dollars)	837	539	1,428	932

Weighted average number of common shares outstanding (millions of shares)	979.6	1,031.3	986.3	1,038.1
Effect of employee stock-based awards (millions of shares)	4.4	4.1	4.4	3.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	984.0	1,035.4	990.7	1,042.0

Net income per common share (dollars)	0.85	0.52	1.44	0.89
11. Earnings reinvested

			Six months
	Second quarter		to June 30
millions of dollars	2006	2005	2006	2005

Earnings reinvested at beginning of period	5,460	4,902	5,466	4,889
Net income for the period	837	539	1,428	932
Share purchases in excess of stated value	(377)	(452)	(895)	(756)
Dividends	(79)	(83)	(158)	(159)

Earnings reinvested at end of period	5,841	4,906	5,841	4,906

12. Nonowner changes in shareholders’ equity

			Six months
	Second quarter		to June 30
millions of dollars	2006	2005	2006	2005

Net income	837	539	1,428	932
Other nonowner changes in equity (a)	—	—	—	—

Total nonowner changes in shareholders’ equity	837	539	1,428	932

(a)	Minimum pension liability adjustmemt.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the second quarter was $837 million or $0.85 a share on a diluted basis, compared with $539 million or $0.52 a share for the same quarter of 2005. Net income for the first six months of 2006 was $1,428 million or $1.44 a share on a diluted basis, versus $932 million or $0.89 a share for the first half of 2005.
Earnings in the second quarter were higher than the same period of 2005 due mainly to higher natural resources realizations and stronger refining margins, which combined for a positive impact of about $465 million. Earnings were also positively impacted by lower tax expenses of about $110 million primarily from the impact of a one-time future income tax adjustment based on lower federal and Alberta tax rates and lower stock-related compensation expenses of about $45 million. These factors were partially offset by lower net, after-royalties natural resources volumes of about $100 million, higher planned refinery maintenance and capital project activities impacting both refinery throughput and expenses of about $100 million and the negative impact of a stronger Canadian dollar of about $100 million.
For the first six months, higher natural resources realizations and stronger refining and marketing margins contributed about $750 million to earnings when compared to the same period in 2005. Also positive to earnings were lower tax expenses of about $115 million and lower stock-related compensation expenses of about $95 million. Partially offsetting these positive factors were the impact of a stronger Canadian dollar of about $150 million, higher energy, Syncrude and other operating costs of about $120 million, higher planned refinery maintenance and capital project impacts of about $100 million and lower conventional crude oil and natural gas liquids (NGL) volumes of about $90 million.
Total operating revenues were $6,604 million in the second quarter and $12,390 million in the first half of 2006, versus $6,710 million and $12,650 million in the same periods last year.
Natural resources
Net income from natural resources in the second quarter was a record $754 million, up $285 million from the second quarter in 2005. Earnings increased primarily due to higher realizations for Cold Lake bitumen and crude oil of about $330 million. Natural resources volumes, on a net after-royalties basis, were unfavourable to earnings by about $100 million. Higher production volumes at Cold Lake in the quarter were more than offset by higher royalties and lower conventional crude oil and NGL volumes due to natural decline and divestments. Positive earnings were also offset partially by the negative impact of a stronger Canadian dollar of about $70 million and higher energy and Syncrude maintenance costs of about $35 million. Tax expenses in second quarter 2006 were lower by about $160 million primarily from reductions in federal and Alberta tax rates.
Net income for the first six months was $1,151 million versus $745 million during the same period last year. Cold Lake bitumen, crude oil and natural gas realizations were stronger by about $540 million compared to the first six months of 2005. Their positive impact on earnings was partially offset by the negative impact of a higher Canadian dollar of about $105 million, higher operating costs of about $100 million, primarily driven by higher energy and Syncrude costs, and lower net, after-royalties volumes of about $90 million. Tax expenses in the first six months were lower by about $165 million primarily from reductions in federal and Alberta tax rates.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
While Brent crude oil prices in U.S. dollars averaged 35 percent higher in the second quarter and 32 percent higher for the first six months compared with the same periods last year, increased realizations for conventional crude oil averaged less at 23 and 16 percent respectively mainly because of a stronger Canadian dollar. Average realizations for Cold Lake bitumen were higher in 2006, by over 90 percent in the second quarter and almost 70 percent in the first six months, reflecting a price spread between light crude oil and Cold Lake bitumen more consistent with historical trend levels.
Realizations for natural gas averaged $6.52 a thousand cubic feet in the second quarter, down from $7.71 a thousand cubic feet in the same quarter last year, primarily a result of increased industry inventory levels of natural gas. For the first six-month period, realizations for natural gas averaged $7.99 a thousand cubic feet in 2006, up from $7.37 a thousand cubic feet in the same period of 2005.
Total gross production of crude oil and NGLs was 273 thousand barrels a day, up from 267 thousand barrels in the second quarter of 2005. For the first six months of the year, total gross production of crude oil and NGLs averaged 269 thousand barrels a day, compared with 264 thousand barrels in the same period of 2005.
Gross production of Cold Lake bitumen averaged a record 157 thousand barrels a day during the second quarter versus 137 thousand barrels in the same quarter last year. For the first six months, gross production was 154 thousand barrels a day this year, up from 144 thousand barrels in the same period of 2005. Higher production was due to the cyclic nature of production at Cold Lake and increased volumes from the ongoing development drilling program.
The company’s share of Syncrude’s gross production was 60 thousand barrels a day in the second quarter compared with 58 thousand barrels during the same period a year ago. During the first six-month period, the company’s share of gross production from Syncrude averaged 56 thousand barrels a day in 2006, up from 49 thousand barrels in the same period of 2005. Higher production volumes were due to lower maintenance activities in the first half of 2006.
In the second quarter and first six months of this year, gross production of conventional crude oil averaged 31 and 32 thousand barrels a day respectively, compared with 40 thousand barrels during the corresponding periods in 2005. The impact of divested producing properties and the natural reservoir decline in the Western Canadian Basin were the main reasons for the reduced production.
Gross production of NGLs available for sale was 25 thousand barrels a day in the second quarter, down from 32 thousand barrels a day in the same quarter last year. During the first half of 2006, gross production of NGLs available for sale decreased to 27 thousand barrels a day, from 31 thousand barrels in the same period of 2005, mainly due to declining NGL content of Wizard Lake gas production.
Gross production of natural gas during the second quarter of 2006 decreased to 557 million cubic feet a day from 576 million cubic feet in the same period last year. In the first half of the year, gross production was 568 million cubic feet a day, down from 580 million in the first six months of 2005.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued....)
In April, the company sold its interests in the Calmette and Westlock natural gas fields, both located in Alberta, for net proceeds of about $57 million, realizing a gain of $38 million. Natural gas production for the company’s share of these two properties averaged about 2.6 million cubic feet a day during 2005.
The new coker unit at the Syncrude Stage 3 expansion project was temporarily shut down on May 18, 2006 in response to an Environmental Protection Order (EPO) issued by Alberta Environment. The EPO was issued regarding odorous emissions associated with the start-up of the new coker unit in early May. On July 6, 2006, Syncrude obtained regulatory approval from Alberta Environment for its plan to resume operation of the shut-down facilities following completion of modifications to rectify the problem. Start-up activities commenced on July 10, 2006 and the start-up and run-in period is expected to last several weeks prior to reintroduction of bitumen feed into the new coker. The company’s share of production capacity affected was approximately 25,000 barrels a day. Production capacity of Syncrude’s base operations, excluding volumes from the new coker unit, were unaffected by these events.
In view of significant cost pressures on the Mackenzie Gas project, the project proponents are currently developing action plans aimed at reducing all aspects of cost. A revised cost and schedule estimate for the project is expected later this fall.
Petroleum products
Net income from petroleum products was $62 million in the second quarter of 2006, compared with $94 million in the same period a year ago. Stronger industry refining margins were largely offset by an increase in planned shutdowns of refinery operating units for maintenance activities as well as capital project work required to reduce sulphur content in diesel fuel. These extensive maintenance and project activities impacted both refinery throughput and expenses by a total of about $100 million, as compared to the same period last year. Earnings were also negatively impacted by higher tax expenses of $40 million due to unfavourable effects of tax rate changes and a stronger Canadian dollar of about $25 million. Lower product sales volume had limited impact on earnings.
Six-month net income was $261 million versus $260 million in the same period of 2005. Stronger refining and marketing margins were partially offset by the higher planned refinery maintenance and low-sulphur diesel project activities impacting both refinery throughput and expenses of about $100 million versus the prior year. Earnings were also negatively impacted by a stronger Canadian dollar of about $45 million, higher tax expenses of $40 million and higher energy costs from higher prices of about $20 million. Lower product sales volume had limited impact on earnings.
Chemicals
Net income from chemicals was $31 million in the second quarter, slightly lower than $33 million in the second quarter last year. Six-month net income was $70 million, compared with $77 million for the same period in 2005. Lower industry margins for aromatics and polyethylene were the primary contributors to the reduction in six-month earnings.
Corporate and other
Net income from corporate and other at negative $10 million in the second quarter compared with negative $57 million in the same period of 2005. Six-month net income was negative $54 million versus negative $150 million last year due mainly to lower stock-related compensation expenses.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued....)
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $926 million during the second quarter of 2006, up from $827 million in the same period last year. The increase in cash flow was driven primarily by higher net income and lower petroleum product inventory levels. These positive factors on cash flow were partially offset by the combined unfavourable impact of higher accounts receivable balances due mainly to higher crude oil prices and lower accounts and income taxes payable balances due to timing of expenditures and income tax payments, respectively.
Year-to-date cash flow from operating activities was $888 million, versus $770 million during the first half of 2005. Increased net income, lower accounts receivable balances and lower seasonal inventory builds contributed largely to the higher cash inflow. These positive factors were moderated by lower accounts payable balances through lower crude oil and petroleum product purchases and the timing of expenditures.
Capital and exploration expenditures were $283 million in the second quarter, down from $353 million during the same quarter of 2005, and $605 million in the first half of 2006, versus $678 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used mainly at Syncrude and Cold Lake to maintain and expand production capacity. The petroleum products segment spent its capital expenditures mainly on projects to reduce the sulphur content of diesel fuel, improve operating efficiency and upgrade the network of Esso retail outlets. The company was producing ultra-low-sulphur diesel to meet the new government regulations by June 1, 2006.
On June 21, 2006, the company announced that it had received acceptance from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share-purchase program that expired on June 22, 2006. The new share-purchase program enables the company to repurchase up to 48.8 million shares during the period from June 23, 2006, to June 22, 2007. During the first half of 2006, the company repurchased about 24.1 million shares for $937 million.
Cash dividends of $159 million were paid in the first six months of 2006. This compared with dividends of $154 million in the comparable period of 2005. Per-share dividends paid in the first two quarters of 2006 totaled $0.16, up from $0.15 in the same period last year.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $997 million at June 30, 2006, from $1,661 million at the end of 2005.
On May 2, 2006, shareholders approved a proposal to split the company’s shares on a three-for-one basis. Shares commenced trading on a post-split basis on May 17, 2006.
RECENTLY ISSUED ACCOUNTING STANDARD
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the company no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The company is evaluating the impact of adopting FIN 48.

IMPERIAL OIL LIMITED
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the six months ended June 30, 2006 does not differ materially from that discussed on page 31 in the company’s annual report on Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006, except for the following sensitivities:

Earnings sensitivity (a)
millions of dollars after tax

Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	430
Seven dollars (U.S.) a barrel change in crude oil prices	+ (-)	330
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter 2006 by about $3 million (after tax) for each one-cent difference. This is primarily due to the increase in crude oil prices.
The sensitivity to changes in crude oil prices decreased from 2005 year-end by about $3 million (after tax) for each one U.S.-dollar difference. An increase in the value of the Canadian dollar has lessened the impact of U.S. dollar denominated crude oil prices on the company’s revenues and earnings.

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

IMPERIAL OIL LIMITED
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period April 1, 2006 to June 30, 2006, the company issued 196,635 common shares (on a post-split basis) to employees or former employees outside the U.S.A. for $15.50 per share (on a post-split basis) upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

				(d) Maximum number
				(or approximate
			(c) Total number	dollar value) of
			of shares purchased	shares that may yet
			as part of publicly	be purchased
	(a) Total number	(b) Average price	announced plans or	under the plans or
Period	of shares purchased	paid per share	programs	programs
April 2006 (April 1 — April 30)	1,620,165	42.20	1,620,165	7,432,434
May 2006 (May 1 — May 31)	5,028,009	39.07	5,028,009	2,338,369
June 2006 (June 1 — June 30)	3,370,977	38.73	3,370,977	47,446,117
(On May 2, 2006 at its annual meeting of shareholders, the shareholders approved a special resolution to divide the issued common shares of the company on a three-for-one basis and increase the maximum number of authorized common shares to 1.1 billion. The common shares of the company commenced trading on a post-split basis on May 17, 2006. All numbers and amounts indicated are on a post-split basis.)

(1)	On June 21, 2005, the company announced by press release that it had received final approval from the Toronto Stock Exchange for another normal course issuer bid to continue its share repurchase program. That enabled the company to repurchase up to a maximum of 51,241,815 common shares (on a post-split basis), including common shares purchased for the company’s employee savings plan and employee retirement plan, during the period June 23, 2005 to June 22, 2006. That program ended on June 22, 2006.

On June 21, 2006, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 48,772,466 common shares (on a post-split basis), including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 23, 2006 to June 22, 2007. If not previously terminated, the program will end on June 22, 2007

IMPERIAL OIL LIMITED
Item 6. Exhibits.
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

IMPERIAL OIL LIMITED (Registrant)
Date: August 3, 2006	/s/ P.A. Smith
(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: August 3, 2006	/s/ Cathyryn Walker
(Signature)
Cathryn Walker Assistant Secretary