Form 10-Q
period 2006-09-30
IMPERIAL OIL LTD
filed 2006-11-01
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
YES ☐   NO ☑
The number of common shares outstanding as of September 30, 2006 is 962,712,556.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Nine months
	Third quarter		to September 30
millions of Canadian dollars	2006	2005	2006	2005

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,612	7,683	19,002	20,333
Investment and other income (5)	39	28	155	138

TOTAL REVENUES AND OTHER INCOME	6,651	7,711	19,157	20,471

EXPENSES
Exploration	5	10	18	37
Purchases of crude oil and products (b)	3,832	4,856	10,834	12,745
Production and manufacturing (6)	772	841	2,619	2,406
Selling and general (6)	276	495	891	1,278
Federal excise tax (a)	336	336	954	966
Depreciation and depletion	197	217	627	672
Financing costs (7)	3	(2)	10	8

TOTAL EXPENSES	5,421	6,753	15,953	18,112

INCOME BEFORE INCOME TAXES	1,230	958	3,204	2,359

INCOME TAXES	408	306	954	775

NET INCOME (4)	822	652	2,250	1,584

NET INCOME PER COMMON SHARE — BASIC (dollars) (10)	0.84	0.64	2.29	1.54
NET INCOME PER COMMON SHARE — DILUTED (dollars) (10)	0.84	0.64	2.28	1.53
DIVIDENDS PER COMMON SHARE (dollars) (10)	0.08	0.08	0.24	0.23

(a) Federal excise tax included in operating revenues	336	336	954	966

(b) Amounts included in operating revenues for purchase / sale contracts with the same counterparty. Associated costs are included in “purchases of crude oil and products” resulting in no impact to net income. (3)	—	1,413	—	3,506
The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

			Nine months
	Third quarter		to September 30
millions of Canadian dollars	2006	2005	2006	2005

OPERATING ACTIVITIES
Net income	822	652	2,250	1,584
Adjustment for non-cash items:
Depreciation and depletion	197	217	627	672
(Gain)/loss on asset sales, after income tax (5)	(7)	(5)	(61)	(62)
Deferred income taxes and other	60	(162)	17	(313)
Changes in operating assets and liabilities:
Accounts receivable	272	(271)	292	(451)
Inventories and prepaids	(54)	(32)	(263)	(391)
Income taxes payable	284	414	(11)	226
Accounts payable	30	484	(97)	1,027
All other items — net (a)	36	88	(226)	(137)

CASH FROM (USED IN) OPERATING ACTIVTIES	1,640	1,385	2,528	2,155

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(258)	(385)	(850)	(1,036)
Proceeds from asset sales	20	9	154	114
Loans to equity company	2	—	—	—

CASH FROM (USED IN) INVESTING ACTIVITIES	(236)	(376)	(696)	(922)

FINANCING ACTIVITIES
Short-term debt — net	—	—	72	18
Repayment of long-term debt	—	(1)	(72)	(21)
Issuance of common shares under stock option plan	3	10	7	29
Common shares purchased (10)	(468)	(565)	(1,405)	(1,367)
Dividends paid	(79)	(82)	(238)	(236)

CASH FROM (USED IN) FINANCING ACTIVITIES	(544)	(638)	(1,636)	(1,577)

INCREASE (DECREASE) IN CASH	860	371	196	(344)
CASH AT BEGINNING OF PERIOD	997	564	1,661	1,279

CASH AT END OF PERIOD	1,857	935	1,857	935

(a) Includes contribution to registered pension plans	(13)	(4)	(369)	(346)
The notes to the financial statements are part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Sept.30	Dec.31
millions of Canadian dollars	2006	2005

ASSETS
Current assets
Cash	1,857	1,661
Accounts receivable, less estimated doubtful accounts	1,782	2,073
Inventories of crude oil and products	716	481
Materials, supplies and prepaid expenses	158	130
Deferred income tax assets	637	654

Total current assets	5,150	4,999

Investments and other long-term assets	114	94

Property, plant and equipment	22,176	21,526
less accumulated depreciation and depletion	(11,887)	(11,394)

Property, plant and equipment (net)	10,289	10,132

Goodwill	204	204
Other intangible assets, net	151	153

TOTAL ASSETS	15,908	15,582

LIABILITIES
Current liabilities
Short-term debt	171	99
Accounts payable and accrued liabilities (9)	3,070	3,170
Income taxes payable	1,399	1,399
Current portion of long-term debt (8)	907	477

Total current liabilities	5,547	5,145

Long-term debt (8)	361	863
Other long-term obligations (9)	1,520	1,728
Deferred income tax liabilities	1,230	1,213

TOTAL LIABILITIES	8,658	8,949

SHAREHOLDERS’ EQUITY
Common shares at stated value (10) (a)	1,692	1,747
Earnings reinvested (11)	6,138	5,466
Accumulated other nonowner changes in equity (12)	(580)	(580)

TOTAL SHAREHOLDERS’ EQUITY	7,250	6,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	15,908	15,582

(a) Number of common shares outstanding was 963 million (2005 - 998 million)
The notes to the financial statements are part of these financial statements. Certain figures for the prior year have been reclassified in the financial statements to conform with the current year’s presentation.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2006, and December 31, 2005, and the results of operations and changes in cash flows for the three and nine months ending September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three and nine months ending September 30, 2006, are not necessarily indicative of the operations to be expected for the full year.
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
The cumulative compensation expense associated with share-based payments made in 2005, 2004 and 2003 has been recognized in the income statement using the “nominal vesting period approach”. The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” based on the retirement eligibility age, is not significantly different from the nominal vesting period approach. The non-substantive vesting period approach is applicable to grants made after the adoption of SFAS 123R.
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
Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon exercise, an amount equal to the five-day average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the exercise dates. Fifty percent of the units are exercised three years following the grant date, and the remainder are exercised seven years following the grant date. For units granted in 2002 to 2005, the exercise date has been changed from December 31 to December 4 for units exercised in 2006 and subsequent years. For units granted in 2002, 2003, 2004 and 2005 to be exercised subsequent to the company’s May 2006 three-for-one share split, the company has indicated that it will increase the cash payment or number of shares issued per unit, as the case may be, by the factor of three.
All units require settlement by cash payments with one exception. The restricted stock unit program was amended for units granted in 2003 and future years by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised in the seventh year following the grant date.
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
The following table summarizes information about these units for the nine months ended September 30, 2006:

	Incentive share units (a)	Deferred share units (a)	Restricted stock units (a)
Outstanding at December 31, 2005	10,884,891	138,567	10,556,730
Granted	—	5,113	—
Exercised	(1,478,496)	(60,781)	(1,185,705)
Cancelled or adjusted	(900)	—	(6,851)

Outstanding at September 30, 2006	9,405,495	82,899	9,364,174

(a)	Reflects number of units granted after the share split in 2006, plus the number of units granted prior to the share split in 2006 as adjusted for the share splits that occurred in 1998 and 2006.
There was a $8 million favourable adjustment to previously recorded compensation expenses for these programs in the third quarter of 2006 and the compensation expense charged against income for these programs was $128 million for the third quarter of 2005. The compensation expense charged against income for these programs was $63 million and $280 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax expense associated with the favourable adjustment to compensation expense in the third quarter of 2006 was $4 million and income tax benefit recognized in income related to the compensation expense in the third quarter of 2005 was $74 million. Total income tax benefit recognized in income related to this compensation expense was $10 million and $151 million for the nine months ended September 30, 2006 and 2005, respectively.
As of September 30, 2006, there was $177 million of total before-tax unrecognized compensation expenses related to nonvested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of nonvested restricted stock units is 3.1 years. All units under the incentive share and deferred share programs have vested as of September 30, 2006.
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes information about stock options for the nine months ended September 30, 2006:

		Weighted-average
		exercise	remaining
		price	contractual
	Units (a)	(dollars) (b)	term (years)

Incentive stock options
Outstanding at December 31, 2005	6,135,000	15.50
Granted	—
Exercised	(450,660)	15.50

Cancelled or adjusted	5,400
Outstanding at September 30, 2006	5,689,740	15.50	5.5

(a)	Reflects number of units granted, as adjusted for any share splits.

(b)	Adjusted to reflect the three-for-one share split.
No compensation expense and no income tax benefit related to stock options were recognized for stock options in the nine months ended September 30, 2006, and 2005. Cash received from stock option exercises for the nine months ended September 30, 2006, was $7 million. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2006, was $12 million, and for the balance of outstanding stock options is $125 million.
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Business segments

	Natural		Petroleum
Third quarter	Resources		Products		Chemicals
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME External sales (a)	1,178	1,252	5,086	6,117	348	314
Intersegment sales	1,090	977	570	498	87	92
Investment and other income	—	10	21	12	—	—

	2,268	2,239	5,677	6,627	435	406

EXPENSES
Exploration (b)	5	10	—	—	—	—
Purchases of crude oil and products	736	707	4,535	5,398	307	317
Production and manufacturing	453	480	271	306	49	56
Selling and general	3	10	266	271	19	12
Federal excise tax	—	—	336	336	—	—
Depreciation and depletion	131	158	61	56	3	3
Financing costs	—	—	(2)	1	—	—

TOTAL EXPENSES	1,328	1,365	5,467	6,368	378	388

INCOME BEFORE INCOME TAXES	940	874	210	259	57	18
INCOME TAXES	323	282	61	88	19	6

NET INCOME	617	592	149	171	38	12

Export sales to the United States	585	440	233	233	193	182
Cash flows from (used in) operating activities	1,236	1,022	378	93	33	(3)
CAPEX (b)	183	243	63	133	5	5

	Corporate
Third quarter	and Other		Eliminations		Consolidated
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	6,612	7,683
Intersegment sales	—	—	(1,747)	(1,567)	—	—
Investment and other income	18	6	—	—	39	28

	18	6	(1,747)	(1,567)	6,651	7,711

EXPENSES
Exploration (b)	—	—	—	—	5	10
Purchases of crude oil and products	—	—	(1,746)	(1,566)	3,832	4,856
Production and manufacturing	—	—	(1)	(1)	772	841
Selling and general	(12)	202	—	—	276	495
Federal excise tax	—	—	—	—	336	336
Depreciation and depletion	2	—	—	—	197	217
Financing costs	5	(3)	—	—	3	(2)

TOTAL EXPENSES	(5)	199	(1,747)	(1,567)	5,421	6,753

INCOME BEFORE INCOME TAXES	23	(193)	—	—	1,230	958
INCOME TAXES	5	(70)	—	—	408	306

NET INCOME	18	(123)	—	—	822	652

Export sales to the United States	—	—	—	—	1,011	855
Cash flows from (used in) operating activities	(7)	273	—	—	1,640	1,385
CAPEX (b)	12	14	—	—	263	395

(a)	Includes crude oil sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Business segments (continued)

	Natural		Petroleum
Nine months to September 30	Resources		Products		Chemicals
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	3,584	3,349	14,367	16,013	1,051	971
Intersegment sales	2,942	2,530	1,776	1,618	255	253
Investment and other income	65	80	44	41	—	—

	6,591	5,959	16,187	17,672	1,306	1,224

EXPENSES
Exploration (b)	18	37	—	—	—	—
Purchases of crude oil and products	2,201	2,067	12,678	14,203	926	874
Production and manufacturing	1,498	1,366	976	897	147	145
Selling and general	10	6	751	782	58	59
Federal excise tax	—	—	954	966	—	—
Depreciation and depletion	443	488	172	174	9	9
Financing costs	—	—	(2)	2	—	—

TOTAL EXPENSES	4,170	3,964	15,529	17,024	1,140	1,087

INCOME BEFORE INCOME TAXES	2,421	1,995	658	648	166	137
INCOME TAXES	653	658	248	217	58	48

NET INCOME	1,768	1,337	410	431	108	89

Export sales to the United States	1,540	1,141	725	632	608	552
Cash flows from (used in) operating activities	2,052	1,616	447	279	100	77
CAPEX (b)	544	704	278	330	9	12
Total assets as at September 30	7,383	7,274	6,459	6,710	493	491

	Corporate
Nine months to September 30	and Other		Eliminations		Consolidated
millions of dollars	2006	2005	2006	2005	2006	2005

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	19,002	20,333
Intersegment sales	—	—	(4,973)	(4,401)	—	—
Investment and other income	46	17	—	—	155	138

	46	17	(4,973)	(4,401)	19,157	20,471

EXPENSES
Exploration (b)	—	—	—	—	18	37
Purchases of crude oil and products	—	—	(4,971)	(4,399)	10,834	12,745
Production and manufacturing	—	—	(2)	(2)	2,619	2,406
Selling and general	72	431	—	—	891	1,278
Federal excise tax	—	—	—	—	954	966
Depreciation and depletion	3	1	—	—	627	672
Financing costs	12	6	—	—	10	8

TOTAL EXPENSES	87	438	(4,973)	(4,401)	15,953	18,112

INCOME BEFORE INCOME TAXES	(41)	(421)	—	—	3,204	2,359
INCOME TAXES	(5)	(148)	—	—	954	775

NET INCOME	(36)	(273)	—	—	2,250	1,584

Export sales to the United States	—	—	—	—	2,873	2,325
Cash flows from (used in) operating activities	(71)	183	—	—	2,528	2,155
CAPEX (b)	37	27	—	—	868	1,073
Total assets as at September 30	2,055	1,160	(482)	(472)	15,908	15,163

(a)	Includes crude oil sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2006	2005	2006	2005

Proceeds from asset sales	20	9	154	114
Book value of assets sold	13	4	69	29

Gain/(loss) on asset sales, before tax	7	5	85	85

Gain/(loss) on asset sales, after tax	7	5	61	62

6. Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2006	2005	2006	2005

Pension benefits:
Current service cost	25	22	75	65
Interest cost	60	60	179	180
Expected return on plan assets	(75)	(64)	(225)	(192)
Amortization of prior service cost	5	6	15	18
Recognized actuarial loss	29	21	86	63

Net benefit cost	44	45	130	134

Other post-retirement benefits:
Current service cost	2	2	6	6
Interest cost	6	6	18	18
Recognized actuarial loss	2	1	6	4

Net benefit cost	10	9	30	28

7. Financing costs

			Nine months
	Third quarter		to September 30
millions of dollars	2006	2005	2006	2005

Debt related interest	17	11	46	32
Capitalized interest	(13)	(14)	(37)	(27)

Net interest expense	4	(3)	9	5
Other interest	(1)	1	1	3

Total financing costs	3	(2)	10	8

8. Long-term debt

			As at	As at
			Sept.30	Dec.31
			2006	2005
Issued	Maturity date	Interest rate	millions of dollars

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007	Variable	—	500
2003	January 19, 2008	Variable	318	318
Long-term debt			318	818
Capital leases			43	45

Total long-term debt (a)			361	863

(a)	These amounts exclude that portion of long-term debt totalling $907 million (December 31, 2005 — $477 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Other long-term obligations

	As at	As at
	Sept.30	Dec.31
millions of dollars	2006	2005

Employee retirement benefits (a)	902	1,152
Asset retirement obligations and other environmental liabilities (b)	413	423
Other obligations	205	153

Total other long-term obligations	1,520	1,728

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2005 — $47 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $76 million in current liabilities (December 31, 2005 — $76 million).
10. Common shares

	As at	As at
	Sept.30	Dec.31
thousands of shares	2006	2005

Authorized (prior period data have not been restated)	1,100,000	450,000
Common shares outstanding	962,713	997,874
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

	millions of
Year	shares	dollars

1995 — 2004	697.6	6,840

2005 — Third quarter	14.3	565
— Full year	52.5	1,795

2006 — Third quarter	11.5	468
— Year-to-date	35.6	1,405

Cumulative purchases to date	785.7	10,040
Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides the calculation of net income per common share:

			Nine months
	Third quarter		to September 30
	2006	2005	2006	2005

Net income per common share — basic
Net income (millions of dollars)	822	652	2,250	1,584

Weighted average number of common shares outstanding (millions of shares)	969.6	1016.6	980.7	1030.9

Net income per common share (dollars)	0.84	0.64	2.29	1.54

Net income per common share — diluted
Net income (millions of dollars)	822	652	2,250	1,584

Weighted average number of common shares outstanding (millions of shares)	969.6	1,016.6	980.7	1,030.9
Effect of employee stock-based awards (millions of shares)	4.5	4.7	4.4	4.2

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	974.1	1,021.3	985.1	1,035.1

Net income per common share (dollars)	0.84	0.64	2.28	1.53
11. Earnings reinvested

			Nine months
	Third quarter		to September 30
millions of dollars	2006	2005	2006	2005

Earnings reinvested at beginning of period	5,841	4,906	5,466	4,889
Net income for the period	822	652	2,250	1,584
Share purchases in excess of stated value	(448)	(539)	(1,343)	(1,295)
Dividends	(77)	(81)	(235)	(240)

Earnings reinvested at end of period	6,138	4,938	6,138	4,938

12. Nonowner changes in shareholders’ equity

			Nine months
	Third quarter		to September 30
millions of dollars	2006	2005	2006	2005

Net income	822	652	2,250	1,584
Other nonowner changes in equity (a)	—	—	—	—

Total nonowner changes in shareholders’ equity	822	652	2,250	1,584

(a)	Minimum pension liability adjustmemt.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the third quarter was $822 million or $0.84 a share on a diluted basis, compared with $652 million or $0.64 a share for the same quarter of 2005. Net income for the first nine months of 2006 was $2,250 million or $2.28 a share on a diluted basis, versus $1,584 million or $1.53 a share for the first nine months of 2005.
Earnings in the third quarter were higher than the same period of 2005 due mainly to higher realizations for Cold Lake bitumen and crude oil of about $110 million and record production volumes at Cold Lake of about $55 million. Earnings were also positively impacted by lower stock-related compensation expenses of about $135 million and lower operating costs primarily from lower energy costs of about $40 million. These factors were partially offset by lower natural gas realizations of about $55 million and lower conventional crude oil volumes of about $45 million. Stronger marketing and petrochemical product margins were essentially offset by weaker industry refining margins. A stronger Canadian dollar also negatively impacted earnings by about $75 million.
For the first nine months, higher natural resources realizations and stronger refining and marketing margins contributed about $765 million to earnings when compared to the same period in 2005. Also positive to earnings were lower stock-related compensation expenses of about $220 million and lower tax expenses of about $125 million. Partially offsetting these positive factors was the impact of a stronger Canadian dollar of about $225 million, higher planned refinery maintenance and capital project effects of about $100 million, heavier mix of resources volumes of about $70 million and higher Syncrude and other operating costs of about $60 million.
Natural resources
Net income from natural resources in the third quarter was $617 million, versus $592 million in the same period in 2005. Earnings increased primarily due to higher realizations for Cold Lake bitumen and crude oil of about $110 million and record production volumes at Cold Lake in the third quarter of about $55 million. These positive items were offset partially by the negative impact of a stronger Canadian dollar of about $60 million, lower natural gas realizations of about $55 million and lower conventional crude oil and natural gas liquids (NGL) volumes of about $45 million.
Net income for the first nine months was $1,768 million, up $431 million from the same period last year. Cold Lake bitumen and crude oil realizations were stronger by about $570 million compared to the first nine months of 2005. These positive items were partially offset by the negative impact of a higher Canadian dollar of about $165 million and higher operating costs of about $60 million, primarily driven by higher Syncrude costs. The impact of natural resources volumes was unfavourable due to mix effects with lower conventional crude oil volumes of about $140 million being partially offset by higher Cold Lake bitumen and Syncrude volumes totaling about $70 million. Tax expenses in the first nine months were lower by about $150 million primarily from reductions in federal and Alberta tax rates.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
While Brent crude oil prices in U.S. dollars averaged 13 percent higher in the third quarter and 25 percent higher for the first nine months compared with the same periods last year, increased realizations for conventional crude oil averaged less at one and 11 percent respectively mainly because of a stronger Canadian dollar. Average realizations for Cold Lake bitumen were higher in 2006, by over 10 percent in the third quarter and over 40 percent in the first nine months, reflecting a narrowing price spread between light crude oil and Cold Lake bitumen more consistent with historical trend levels.
Realizations for natural gas averaged $6.29 a thousand cubic feet in the third quarter, down from $8.80 a thousand cubic feet in the same quarter last year, primarily a result of increased industry inventory levels of natural gas. For the first nine-month period, realizations for natural gas averaged $7.42 a thousand cubic feet in 2006, down from $7.86 a thousand cubic feet in the same period of 2005.
Total gross production of crude oil and NGLs was 281 thousand barrels a day, up from 250 thousand barrels in the third quarter of 2005. For the first nine months of the year, total gross production of crude oil and NGLs averaged 273 thousand barrels a day, compared with 258 thousand barrels in the same period of 2005.
Gross production of Cold Lake bitumen averaged a record 158 thousand barrels a day during the third quarter versus 123 thousand barrels in the same quarter last year. For the first nine months, gross production was 155 thousand barrels a day this year, up from 137 thousand barrels in the same period of 2005. Higher production was due to the cyclic nature of production at Cold Lake and increased volumes from the ongoing development drilling program.
The company’s share of Syncrude’s gross production was 71 thousand barrels a day in the third quarter compared with 59 thousand barrels during the same period a year ago. Higher production volumes were from the new coker unit at the Stage 3 expansion project. During the first nine-month period, the company’s share of gross production from Syncrude averaged 61 thousand barrels a day in 2006, up from 52 thousand barrels in the same period of 2005. Higher production volumes were primarily due to lower maintenance activities in the first nine months of 2006.
In the third quarter and first nine months of this year, gross production of conventional crude oil averaged 31 and 32 thousand barrels a day respectively, compared with 35 and 38 thousand barrels during the corresponding periods in 2005. The natural reservoir decline in the Western Canadian Basin and the impact of divested producing properties were the main reasons for the reduced production.
Gross production of NGLs available for sale was 21 thousand barrels a day in the third quarter, down from 33 thousand barrels a day in the same quarter last year. During the first nine months of 2006, gross production of NGLs available for sale decreased to 25 thousand barrels a day, from 31 thousand barrels in the same period of 2005, mainly due to declining NGL content of Wizard Lake gas production.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
Gross production of natural gas during the third quarter of 2006 decreased to 560 million cubic feet a day from 579 million cubic feet in the same period last year. In the first nine months of the year, gross production was 566 million cubic feet a day, down from 580 million in the first nine months of 2005. Lower production volumes were primarily due to natural decline in the Western Canadian Basin.
During the quarter, Syncrude restarted its Stage 3 expansion facilities that were temporarily shutdown earlier in the year. Bitumen feed was successfully reintroduced into the new coker at the end of August. Gradual ramp-up was achieved over the next several weeks with the feed rate reaching 95 thousand barrels a day at the end of the third quarter.
Petroleum products
Net income from petroleum products was $149 million in the third quarter of 2006, compared with $171 million in the same period a year ago. Improved marketing margins were more than offset by weaker refining margins when compared to the third quarter of 2005.
Nine-month net income was $410 million versus $431 million in the same period of 2005. Stronger refining and marketing margins were partially offset by higher planned refinery maintenance and ultra-low sulphur diesel project activities, which impacted both refinery utilization and expenses by a total of about $100 million versus the prior year. Earnings were also negatively impacted by a stronger Canadian dollar of about $60 million and higher tax expenses of $25 million.
Chemicals
Net income from chemicals was $38 million in the third quarter, $26 million higher than the same period last year due primarily to improved industry margins across all product channels. Nine-month net income was $108 million, up $19 million from the same period in 2005. Improved industry margins for polyethylene and intermediate products were the main contributor to higher earnings.
Corporate and other
Net income from corporate and other at $18 million in the third quarter compared with negative $123 million in the same period of 2005. Nine-month net income was negative $36 million versus negative $273 million last year. Higher earnings were due mainly to lower stock-related compensation expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,640 million during the third quarter of 2006, up from $1,385 million in the same period last year. Year-to-date cash flow from operating activities was $2,528 million, versus $2,155 million during the first nine months of 2005. Increases in cash flow in the third quarter and the first nine months of 2006 were driven primarily by higher net income and lower accounts receivable balances offset partially by lower accounts payable balances. Lower crude oil prices towards the latter part of the third quarter in 2006 contributed to the lower accounts receivable and payable balances. Accounts payable balances were also impacted by lower crude oil and petroleum product purchases and the timing of expenditures.

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
Capital and exploration expenditures were $263 million in the third quarter, down from $395 million during the same quarter of 2005, and $868 million in the first nine months of 2006, versus $1,073 million in the same period a year ago. For the resources segment, capital and exploration expenditures were used mainly at Syncrude and Cold Lake to maintain and expand production capacity. The petroleum products segment spent its capital expenditures mainly on projects to improve operating efficiency, reduce the sulphur content of diesel fuel and upgrade the network of Esso retail outlets.
During the third quarter of 2006, the company repurchased more than 11 million shares for $468 million. Under the current share-repurchase program, which began on June 23, 2006, the company has repurchased about 13 million shares, and can purchase up to an additional 36 million shares before June 22, 2007 when the current program expires.
Cash dividends of $238 million were paid in the first nine months of 2006. This compared with dividends of $236 million in the comparable period of 2005. Per-share dividends paid in the first three quarters of 2006 totaled $0.24, up from $0.23 in the same period last year.
The above factors led to an increase in the company’s balance of cash and marketable securities to $1,857 million at September 30, 2006, from $1,661 million at the end of 2005.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106 and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation. SFAS 158 must be adopted by the company in the financial statements for the year ending December 31, 2006. The company is evaluating the impact of adopting SFAS 158.
Based on December 31, 2005 pension and other postretirement plan balances, we expect that the accrued benefit obligation would have been increased by approximately $600 million. Net of the effects of changes in deferred income taxes and other balance sheet accounts, shareholder’s

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued .....)
equity would have been reduced by approximately $450 million. We do not expect that the impact as of December 31, 2006 would be materially different. The standard will not have any impact on the company’s operations, earnings or cash flows.

IMPERIAL OIL LIMITED
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the nine months ended September 30, 2006 does not differ materially from that discussed on page 31 in the company’s annual report to shareholders for the year ended December 31, 2005 and Form 10-Q for the quarters ended March 30, 2006 and June 30, 2006, except for the following sensitivities:

Earnings sensitivity (a)
millions of dollars after tax
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	325
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the second quarter 2006 by about $12 million (after tax) for each one-cent difference. This is primarily due to the decrease in crude oil prices and industry refining margins.

(a)	The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the third quarter 2006. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.
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

IMPERIAL OIL LIMITED
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period July 1, 2006 to September 30, 2006, the company issued 163,800 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

				(d) Maximum number
				(or approximate
			(c) Total number	dollar value) of
			of shares purchased	shares that may yet
			as part of publicly	be purchased
	(a) Total number	(b) Average price	announced plans or	under the plans or
Period	of shares purchased	paid per share	programs	programs
July 2006 (July 1— July 31)	1,680,449	40.90	1,680,449	45,703,137
August 2006 (August 1 — August 31)	4,578,669	43.18	4,578,669	41,066,313
September 2006 (Sept. 1 — Sept. 30)	5,283,135	38.08	5,283,135	35,718,232

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2006 under which the company may purchase up to 48,772,466 of its outstanding common shares less any shares purchased by the employee savings plan and company pension fund. If not previously terminated, the program will terminate on June 22, 2007.

IMPERIAL OIL LIMITED
Item 6. Exhibits.
[10(iii)(A)(1)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective August 4, 2006
[10(iii)(A)(2)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective August 4, 2006
[10(iii)(A)(3)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective August 4, 2006
[10(iii)(A)(4)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and subsequent years, as amended effective August 4, 2006
(31.1) Certification by the principal executive officer of the company pursuant to Rule 13a-14(a)
(31.2) Certification by the principal financial officer of the company pursuant to Rule 13a-14(a)
(32.1) Certification by the chief executive officer and of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
(32.2) Certification by the chief financial officer and of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED
(Registrant)

Date: October 31, 2006	/s/ P.A. Smith
(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date: October 31, 2006	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary