Form 10-K
period 2006-12-31
IMPERIAL OIL LTD
filed 2007-02-28
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number: 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA (Address of principal executive offices)	T2P 3M9 (Postal Code)
Registrant’s telephone number, including area code:
1-800-567-3776
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares (without par value)

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Exchange Act of 1934).
Yes ☑ No☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☑      Accelerated filer☐      Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     As of the last business day of the 2006 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $12,075,765,770 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
     The number of common shares outstanding, as of February 15, 2007, was 949,989,788.

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

	2006	2005	2004	2003	2002

	(dollars)
Rate at end of period	0.8582	0.8579	0.8310	0.7738	0.6329
Average rate during period	0.8844	0.8276	0.7702	0.7186	0.6368
High	0.9100	0.8690	0.8493	0.7738	0.6619
Low	0.8528	0.7872	0.7158	0.6349	0.6200
     On February 15, 2007, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.8590 U.S. = $1.00 Canadian.

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
PART I
Item 1. Business.
     Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the “CBCA”) by certificate of continuance dated April 24, 1978. The head and principal office of the company is located at 237 Fourth Avenue S.W. Calgary, Alberta, Canada T2P 3M9; telephone 1-800-567-3776. Exxon Mobil Corporation owns approximately 69.6 percent of the outstanding shares of the company with the remaining shares being publicly held, with the majority of shareholders having Canadian addresses of record. In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.
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
Financial Information by Operating Segments (under U.S. GAAP)

	2006	2005	2004	2003	2002
	(millions of dollars)
External sales (1) :
Natural resources	$4,619	$4,702	$3,689	$3,390	$2,573
Petroleum products	18,527	21,793	17,503	14,710	13,362
Chemicals	1,359	1,302	1,216	994	955
Corporate and other	—	—	—	—	—

	$24,505	$27,797	$22,408	$19,094	$16,890

Intersegment sales:
Natural resources	$3,837	$3,487	$2,891	$2,224	$2,217
Petroleum products	2,256	2,224	1,666	1,294	1,038
Chemicals	345	363	293	238	209

Net income (2) :
Natural resources	$2,376	$2,008	$1,517	$1,174	$1,052
Petroleum products	624	694	556	462	147
Chemicals	143	121	109	44	54
Corporate and other (3) /eliminations	(99)	(223)	(130)	25	(39)

	$3,044	$2,600	$2,052	$1,705	$1,214

Identifiable assets at December 31 (4) :
Natural resources	$7,513	$7,289	$6,822	$6,397	$5,982
Petroleum products	6,450	6,257	5,509	5,225	5,034
Chemicals	504	500	490	433	417
Corporate and other/eliminations	1,674	1,536	1,206	282	570

	$16,141	$15,582	$14,027	$12,337	$12,003

Capital and exploration expenditures:
Natural resources	$787	$937	$1,113	$1,007	$986
Petroleum products	361	478	283	478	589
Chemicals	13	19	15	41	25
Corporate and other	48	41	34	33	12

	$1,209	$1,475	$1,445	$1,559	$1,612

(1)	Export sales are reported in note 3 to the consolidated financial statements on page F-9. Total external sales include $4,894 million for 2005, $3,584 million for 2004, $2,851 million for 2003 and $2,431 million for 2002 for purchases/sales contracts with the same counterparty. Associated costs were included in “purchases of crude oil and products”. Effective January 1, 2006, these purchases/sales were recorded on a net basis. See note 1, Summary of significant Accounting Policies.

(2)	These amounts are presented as if each segment were a separate business entity and, accordingly, include the financial effect of transactions between the segments. Intersegment sales are made essentially at prevailing market prices.

(3)	Includes primarily interest charges on the debt obligations of the company, interest income on investments, incentive compensation expenses, and intersegment consolidating adjustments.

(4)	The identifiable assets in each operating segment represent the net book value of the tangible and intangible assets attributed to such segment. Net intangible assets representing unrecognized prior service costs associated with the recognition of the additional minimum pension liability in 2005 and prior years have been reclassified from the operating segments to the corporate and other segment. Amounts reclassified into the corporate and other segment were $92 million for 2005, $97 million in 2004, $89 million for 2003 and $114 million in 2002. This change has no impact on total identifiable assets at December 31 of 2005 and prior years.

     The company’s operations are conducted in three main segments: natural resources (“upstream”), petroleum products (“downstream”) and chemicals. Natural resources operations include the exploration for, and production of, conventional crude oil, natural gas, upgraded crude oil and heavy oil. Petroleum products operations consist of the transportation, refining and blending of crude oil and refined products and the distribution and marketing thereof. The chemicals operations consist of the manufacturing and marketing of various petrochemicals.
Natural Resources
     Petroleum and Natural Gas Production
     The company’s average daily production of crude oil and natural gas liquids during the five years ended December 31, 2006, was as follows:

		2006	2005	2004	2003	2002
		(thousands a day)
Conventional (including natural gas liquids):
Cubic metres	— Gross (1)	8.7	11.0	12.1	11.8	12.4
	— Net (2)	6.7	8.6	9.4	9.1	9.5
Barrels	— Gross (1)	55	69	76	74	78
	— Net (2)	42	54	59	57	60
Heavy Oil (3):
Cubic metres	— Gross (1)	24.1	22.1	20.0	20.5	17.8
	— Net (2)	20.1	19.7	17.7	18.4	16.9
Barrels	— Gross (1)	152	139	126	129	112
	— Net (2)	127	124	112	116	106
Oil Sands (4):
Cubic metres	— Gross (1)	10.3	8.4	9.5	8.4	9.1
	— Net (2)	9.3	8.4	9.4	8.3	9.1
Barrels	— Gross (1)	65	53	60	53	57
	— Net (2)	58	53	59	52	57
Total:
Cubic metres	— Gross (1)	43.1	41.5	41.6	40.7	39.3
	— Net (2)	36.1	36.7	36.5	35.8	35.5
Barrels	— Gross (1)	272	261	262	256	247
	— Net (2)	227	231	230	225	223

(1)	Gross production of crude oil is the company’s share of production from conventional wells, Syncrude oil sands and Cold Lake heavy oil, and gross production of natural gas liquids is the amount derived from processing the company’s share of production of natural gas (excluding purchased gas), in each case before deduction of the mineral owners’ or governments’ share or both.

(2)	Net production is gross production less the mineral owners’ or governments’ share or both.

(3)	Heavy oil typically is represented by crude oils with a viscosity of greater than 10,000 cP and recovered through enhanced thermal operations. The company’s heavy oil production volumes are from the Cold Lake production operations.

(4)	Oil sands are a semi-solid material composed of bitumen, sand, water and clays which are recovered through surface mining methods. Imperial’s oil sands production volumes are the company’s share of production volumes in the Syncrude joint venture.
     In 2003, conventional production declined mainly due to natural decline of the company’s conventional oil fields. In 2004, conventional production increased primarily due to increased natural gas liquids production from the Wizard Lake gas cap. In 2005 and 2006 conventional production declined mainly due to the natural decline of the company’s conventional fields. In 2003, Cold Lake net production increased as a result of a full year of production of phases 11 to 13, which was offset in part by the timing of steaming cycles and higher royalties. Syncrude production decreased in 2003 due to extended maintenance of upgrading facilities. In 2004, Cold Lake production declined due to the timing of steaming cycles and higher royalty, and Syncrude production increased due to fewer disruptions in upgrading operations than in 2003. In 2005, Cold Lake production increased due to the timing of steaming cycles and increased volumes from the ongoing development drilling program, and Syncrude production declined primarily due to greater maintenance downtime for upgrading facilities. In 2006, Cold Lake production increased due to timing of steam cycles and production from the ongoing development drilling program and Syncrude production increased due to lower maintenance activities and the start-up of expanded upgrading facilities.

     The company’s average daily production and sales of natural gas during the five years ended December 31, 2006 are set forth below. All gas volumes in this report are calculated at a pressure base of, in the case of cubic metres, 101.325 kilopascals absolute at 15 degrees Celsius and, in the case of cubic feet, 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

	2006	2005	2004	2003	2002
	(millions a day)
Sales (1) :
Cubic metres	14.5	15.2	14.7	13.0	14.1
Cubic feet	513	536	520	460	499
Gross Production (2):
Cubic metres	15.8	16.4	16.1	14.5	15.0
Cubic feet	556	580	569	513	530
Net Production (2):
Cubic metres	14.1	14.6	14.7	12.9	13.1
Cubic feet	496	514	518	457	463

(1)	Sales are sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.

(2)	Gross production of natural gas is the company’s share of production (excluding purchases) before deducting the shares of mineral owners or governments or both. Net production excludes those shares. Production data include amounts used for internal consumption with the exception of amounts reinjected.
     In 2003, natural gas production decreased primarily due to the depletion of gas caps in Alberta and increased maintenance activity at gas processing facilities. In 2004 natural gas production increased primarily due to increased production from the Wizard Lake gas cap. In 2005, gross natural gas production increased due to increased production from the Nisku and Wizard Lake gas caps and the Medicine Hat gas field. In 2006, gas production decreased primarily due to natural decline.
     Most of the company’s natural gas sales are made under short term contracts.
     The company’s average sales price and production costs for crude oil and natural gas liquids and natural gas for the five years ended December 31, 2006, were as follows:

	2006	2005	2004	2003	2002

Average Sales Price:
Crude oil and natural gas liquids:
Per cubic metre	$283.84	$234.04	$207.26	$181.92	$174.72
Per barrel	45.13	37.21	32.95	28.92	27.78
Natural gas:
Per thousand cubic metres	$255.58	$317.71	$239.34	$232.99	$141.91
Per thousand cubic feet	7.24	9.00	6.78	6.60	4.02
Average Production Costs Per Unit of Net Production (1),(2):
Per cubic metre	$69.69	$67.82	$58.16	$60.78	$53.09
Per barrel	11.08	10.78	9.25	9.66	8.44

(1)	Average production costs per unit of production do not include depreciation and depletion of capitalized acquisition, exploration and development costs. Administrative expenses are included. Average production (lifting) costs per unit of net production were computed after converting gas production into equivalent units of oil on the basis of relative energy content.

(2)	Unit production costs are sometimes referred to as lifting costs.
     Canadian crude oil prices are mainly determined by international crude oil markets which are volatile.
     Canadian natural gas prices are determined by North American gas markets and are also volatile. Natural gas prices throughout North America increased in the second half of 2005 due to supply disruptions from hurricane damage to facilities in the U.S. Gulf Coast.
     In 2003 and 2005, average unit production costs increased mainly due to higher costs of purchased natural gas at Cold Lake. In 2004, average unit production costs decreased mainly due to higher production from the Wizard Lake gas cap. In 2006, average production costs increased due to lower gas production and higher liquids royalties resulting in lower net liquids production. Liquids royalties were higher in the year due to increased realizations for Cold Lake production.
     The company has interests in a large number of facilities related to the production of crude oil and natural gas. Among these facilities are 22 plants that process natural gas to produce marketable gas and recover natural gas liquids or sulphur. The company is the principal owner and operator of 11 of the plants.
     The company’s production of conventional crude oil, Cold Lake heavy oil and natural gas is derived from wells located exclusively in Canada. The total number of producing wells in which the company had interests at

December 31, 2006, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Crude Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

Conventional wells	1,241	794	4,791	2,612	6,032	3,406
Heavy Oil wells	3,983	3,983	—	—	3,983	3,983

(1)	Gross wells are wells in which the company owns a working interest.

(2)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
     Conventional Oil and Gas
     The company’s largest conventional oil producing asset is the Norman Wells oil field in the Northwest Territories which currently accounts for approximately 55 percent of the company’s net production of conventional crude oil (approximately 61 percent of gross production). In 2006, net production of crude oil and natural gas liquids was about 2,000 cubic metres (12,700 barrels) per day and gross production was about 3,000 cubic metres (18,900 barrels) per day. The Government of Canada has a one-third carried interest and receives a production royalty of five percent in the Norman Wells oil field. The Government of Canada’s carried interest entitles it to receive payment of a one-third share of an amount based on revenues from the sale of Norman Wells production, net of operating and capital costs. Under a shipping agreement, the company pays for the construction, operating and other costs of the 870 kilometre (540 mile) pipeline which transports the crude oil and natural gas liquids from the project. In 2006, those costs were about $33 million.
     Most of the larger oil fields in the Western Provinces have been in production for several decades, and the amount of oil that is produced from conventional fields is declining. In some cases, however, additional oil can be recovered by using various methods of enhanced recovery. The company’s largest enhanced recovery projects are located at the West Pembina oil field.
     The company produces natural gas from a large number of gas fields located in the Western Provinces, primarily in Alberta. The company also has a nine percent interest in a project to develop and produce natural gas reserves in the Sable Island area off the coast of the Province of Nova Scotia.
     Cold Lake
     The company holds about 78,000 hectares (192,000 acres) of heavy oil leases near Cold Lake, Alberta. To develop the technology necessary to produce this oil commercially, the company has conducted experimental pilot operations since 1964 to recover the heavy oil from wells by means of new drilling and production techniques including steam injection. Research at, and operation of, the Cold Lake pilots is continuing.
     In late 1983, the company commenced the development, in phases, of its heavy oil resources at Cold Lake. During 2006, average net production at Cold Lake was about 20,100 cubic metres (126,700 barrels) per day and gross production was about 24,100 cubic metres (151,800 barrels) per day.
     To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities will be required periodically. In 2006, the company spent $213 million and executed a development drilling program of 174 wells on existing phases. In 2007, a development drilling program of more than 100 wells is planned within the currently approved development area to add productive capacity from undeveloped areas of existing Cold Lake phases. In addition, opportunities are also being evaluated to improve utilization of the existing infrastructure.
     In 2004, the company received regulatory approval for further expansion of its operations at Cold Lake. Production began in 2006 from part of the approved expansion, the development of which is expected to cost about $400 million and is expected to have gross production of about 4,800 cubic metres (30,000 barrels) per day by the end of the decade. Development plans for the remainder of the approved expansion are being examined to reduce development costs through increased integration with existing infrastructure. Most of the production from Cold Lake is sold to refineries in the northern United States. The remainder of the Cold Lake production is shipped to certain of the company’s refineries and to a heavy oil upgrader in Lloydminster, Saskatchewan.
     The Province of Alberta, in its capacity as lessor of the Cold Lake heavy oil leases, is entitled to a royalty on production from the Cold Lake production project. The royalty agreement which applied through the end of 1999, provided for a royalty calculated at the greater of five percent of gross revenue or 30 percent of an amount based on revenue net of operating and capital costs. It also provided for a royalty waiver on equity natural gas produced in Alberta and deemed to be consumed in generating steam at the company’s Cold Lake operations. In late 2000, the company entered into an agreement with the Province of Alberta, effective January 1, 2000, on a transitional royalty arrangement that will apply to all of the company’s current and proposed operations at Cold Lake until the end of 2007, at which time the generic Alberta regulations for heavy oil royalties will apply. The post-transition royalty regulation, which will become effective in 2008, provides for a royalty calculated at the greater of one percent of gross revenue or 25 percent of an amount based on revenue net of operating and capital costs, but with no gas royalty waiver. The transition agreement, which is effective between 2000 and 2007 inclusive, makes provision for the differences between the two royalty regimes (higher bitumen royalties with gas royalty waiver vs. lower bitumen royalties and no gas royalty waiver). This transition will bring all phases of the company’s Cold Lake operations under one royalty agreement with common terms and conditions. The transition is not expected to materially change the amount of royalties that the company would have otherwise paid under the pre-existing royalty arrangements. The effective royalty on gross production was 17 percent in 2006, 11 percent in 2005 and 2004, 10 percent in 2003 and five percent in 2002.
     Other Heavy Oil Activity
     The company has interests in other heavy oil leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of heavy oil. The company continues to evaluate these leases to determine their potential for future development.
     The company holds varying interests in heavy oil lands totalling about 68,000 leased net hectares (168,000 net acres) in the Athabasca area. The company, as part of an industry consortium and several joint ventures, has been involved in recovery research and pilot studies and in evaluating the quality and extent of the heavy oil deposit.
     Syncrude Mining Operations
     The company holds a 25 percent participating interest in Syncrude, a joint venture established to recover shallow deposits of oil sands using open-pit mining methods, to extract the crude bitumen, and to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The Syncrude operation, located near Fort McMurray, Alberta (see map), exploits a portion of the Athabasca Oil Sands Deposit. The location is readily accessible by public road. The produced synthetic crude oil is shipped from the Syncrude site to Edmonton, Alberta by Alberta Oil Sands Pipeline Ltd. Since startup in 1978, Syncrude has produced about 1.7 billion barrels of synthetic crude oil.
     Syncrude has an operating license issued by the Province of Alberta which is effective until 2035. This license permits Syncrude to mine oil sands and produce synthetic crude oil from approved development areas on oil sands leases. Syncrude holds eight oil sands leases covering about 100,500 hectares (248,300 acres) in the Athabasca Oil Sands Deposit. Issued by the Province of Alberta, the leases are automatically renewable as long as oil sands operations are ongoing or the leases are part of an approved development plan. Syncrude leases 10, 12, 17, 22 and 34 (containing proven reserves) and leases 29, 30 and 31 (containing no proven reserves) are included within a development plan approved by the Province of Alberta. There were no known previous commercial operations on these leases prior to the start-up of operations in 1978.
     As of January 1, 2002, the greater of 25 percent deemed net profit royalty or one percent gross royalty applies to all Syncrude production after the deduction of new capital expenditures.
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
     Operations at Syncrude involve three main processes: open pit mining, extraction of crude bitumen and upgrading of crude bitumen into synthetic crude oil. The Base mine (lease 17) has now been mined out and only remnants are being removed using trucks and shovels. In the North mine (leases 17 and 22) and in the Aurora mine (leases 10, 12 and 34), truck, shovel and hydrotransport systems are used. The extraction facilities, which separate crude bitumen from sand, are capable of processing approximately 675,000 tonnes (740,000 tons) of oil sands a day, producing about 24 million cubic metres (150 million barrels) of crude bitumen a year. This represents recovery capability of about 93 percent of the crude bitumen contained in the mined oil sands.
     Crude bitumen extracted from oil sand is refined to a marketable hydrocarbon product through a combination of carbon removal in three large, high temperature, fluid coking vessels and by hydrogen addition in high temperature, high pressure, hydrocracking vessels. These processes remove carbon and sulphur and reformulate the crude into a low viscosity, low sulphur, high quality synthetic crude oil product. In 2006, the upgrading process yielded 0.849 cubic metres of synthetic crude oil per cubic metre of crude bitumen (0.849 barrels of synthetic crude oil per barrel of crude bitumen). In 2006, about 44 percent of the synthetic crude oil was processed by Edmonton area refineries and the remaining 56 percent was pipelined to refineries in eastern Canada or exported to the United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant and a 160 megawatt electricity generating plant, both located at Syncrude. The generating plants are owned by the Syncrude participants. Recycled water is the primary water source, and incremental raw water is drawn, under license, from the Athabasca River. The company’s 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities is about $3.4 billion.
     In 2006, Syncrude’s net production of synthetic crude oil was about 37,100 cubic metres (233,600 barrels) per day and gross production was about 41,000 cubic metres (258,100 barrels) per day. The company’s share of net production in 2006 was about 9,300 cubic metres (58,400 barrels) per day.
     In 2000, Syncrude completed development of the first stage of the Aurora mine. The Aurora investment involved extending mining operations to a new location about 35 kilometres (22 miles) from the main Syncrude site and expanding upgrading capacity. In 2001, the Syncrude owners approved another major expansion of upgrading capacity and further development of the Aurora mine. The second Aurora mining and extraction development became fully operational in 2004. The increased upgrading capacity came on stream in 2006. These projects increased total production capacity to about 56,400 cubic metres (355,000 barrels) of synthetic crude oil a day. The company’s share of total project costs was $2.1 billion. Additional mining trains in the North mine and Aurora mine were also completed in 2005. There are no approved plans for major future expansion projects.
     On November 1, 2006, the company announced that it plans to enter into a management services agreement with Syncrude to provide operational, technical and business management services to Syncrude. The company has a final checkpoint in the second quarter of 2007 to confirm or cancel the agreement following completion of an opportunity assessment study.

     The following table sets forth certain operating statistics for the Syncrude operations:

	2006	2005	2004	2003	2002

Total mined overburden (1)
millions of cubic metres	98.0	74.2	76.6	83.5	77.9
millions of cubic yards	128.2	97.1	100.3	109.2	102.0
Mined overburden to oil sands ratio (1)	1.18	1.02	0.94	1.15	1.05
Oil sands mined
millions of tonnes	175.0	152.7	170.9	152.4	156.5
millions of tons	195.5	168.0	188.0	168.0	172.1
Average bitumen grade (weight percent)	11.4	11.1	11.1	11.0	11.2
Crude bitumen in mined oil sands
millions of tonnes	19.9	16.9	19.0	16.8	17.5
millions of tons	22.2	18.6	20.9	18.5	19.2
Average extraction recovery (percent)	90.3	89.1	87.3	88.6	89.9
Crude bitumen production (2)
millions of cubic metres	17.7	15.1	16.4	14.7	15.5
millions of barrels	111.6	94.2	103.3	92.3	97.8
Average upgrading yield (percent)	84.9	85.3	85.5	86.0	86.3
Gross synthetic crude oil produced
millions of cubic metres	15.2	12.6	14.1	12.5	13.5
millions of barrels	95.5	79.3	88.4	78.4	84.8
Company’s net share (3)
millions of cubic metres	3.4	3.1	3.4	3.0	3.3
millions of barrels	21.3	19.3	21.6	19.1	20.7

(1)	Includes pre-stripping of mine areas and reclamation volumes.

(2)	Crude bitumen production is equal to crude bitumen in mined oil sands multiplied by the average extraction recovery and the appropriate conversion factor.

(3)	Reflects the company’s 25 percent interest in production, less applicable royalties payable to the Province of Alberta.
     Other Oil Sands Activity
     The company holds a 100 percent interest in approximately 13,500 hectares (33,400 acres) of surface mineable oil sands associated with the Kearl project in the Athabasca region of northern Alberta. The company is assessing a potential phased development of its oil sands in the area as part of the Kearl oil sands mining project. The company would hold about a 70 percent interest and would act as operator in the potential joint project with ExxonMobil Canada. A 400 well delineation drilling program to better define the available resource within the project area began in 2003 and was completed in 2005. The company filed a regulatory application with the Alberta Energy and Utilities Board for the Kearl oil sands project in July 2005. Hearings were held in November 2006 and a regulatory decision is expected in early 2007.
     The company is continuing to evaluate other undeveloped oil sands acreage.

     Land Holdings
     At December 31, 2006 and 2005, the company held the following oil and gas rights, and heavy oil and oil sands leases:

	Hectares						Acres
	Developed		Undeveloped		Total		Developed		Undeveloped		Total
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
	(thousands)
Western Provinces
Conventional —
Gross (1)	1,032	1,055	154	181	1,186	1,236	2,550	2,607	381	447	2,931	3,054
Net (2)	407	430	95	109	502	539	1,006	1,063	235	269	1,241	1,332
Heavy Oil —
Gross (1)	41	41	174	193	215	234	101	101	430	477	531	578
Net (2)	41	41	105	105	146	146	101	101	260	260	361	361
Oil Sands —
Gross (1)	47	47	119	72	166	119	116	116	294	178	410	294
Net (2)	12	11	54	31	66	42	30	27	133	77	163	104
Canada Lands (3):
Conventional —
Gross (1)	31	31	322	322	353	353	77	77	795	795	872	872
Net (2)	3	3	98	98	101	101	7	7	242	242	249	249
Atlantic Offshore
Conventional —
Gross (1)	17	17	2,600	2,600	2,617	2,617	42	42	6,425	6,425	6,467	6,467
Net (2)	2	2	616	616	618	618	5	5	1,522	1,522	1,527	1,527
Total (4) :
Gross (1)	1,168	1,191	3,369	3,368	4,537	4,559	2,886	2,943	8,325	8,322	11,211	11,265
Net (2)	465	487	968	959	1,433	1,446	1,149	1,203	2,392	2,370	3,541	3,573

(1)	Gross hectares or acres include the interests of others.

(2)	Net hectares or acres exclude the interests of others.

(3)	Canada Lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and Other Northwest Territories, Nunavut and the Yukon.

(4)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).
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

     The following table sets forth the conventional and heavy oil net exploratory and development wells that were drilled or participated in by the company during the five years ended December 31, 2006.

	2006	2005	2004	2003	2002

Western and Atlantic Provinces:
Conventional
Exploratory —
Oil	—	—	—	—	—
Gas	1	—	2	3	1
Dry Holes	—	—	1	1	2
Development —
Oil	—	2	3	4	1
Gas	192	155	207	89	42
Dry Holes	1	1	1	3	3
Heavy Oil (Cold Lake and other)
Development —
Oil	174	87	218	118	332

Total	368	245	432	218	381

     The 174 heavy oil development wells in 2006 were drilled to add new productive capacity from undeveloped areas of existing phases at Cold Lake. In 2004, there was an increase in gas development wells related to an increase in drilling in shallow gas fields. Weather related delays in 2005 resulted in a reduction in the number of wells drilled in the ongoing shallow gas development program.
     At December 31, 2006, the company was participating in the drilling of 221 gross (181 net) exploratory and development wells.
     Western Provinces
     In 2006, the company had a working interest in three gross (one net) exploratory wells and 520 gross (366 net) development wells. The majority of the exploratory wells were directed toward extending reserves around existing fields.
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
     The commercial viability of these natural gas resources, and the pipeline required to transport this natural gas to markets, is dependent on a number of factors. These factors include natural gas markets, support from northern parties, regulatory approvals, environmental considerations, pipeline participation, fiscal framework, and the cost of constructing, operating and abandoning the field production and pipeline facilities. There are complex issues to be resolved and many interested parties to be consulted, before any development could proceed.
     In October 2001, the four companies and the Aboriginal Pipeline Group (“APG”), which represents aboriginal peoples of the Northwest Territories, signed a memorandum of understanding to pursue economic and timely development of a Mackenzie Valley pipeline. In 2002, the four companies completed a preliminary study of the feasibility of developing existing discoveries of Mackenzie Delta gas and based on the results of the study announced, together with the APG, their intention to begin preparing the regulatory applications needed to develop the gas resources, including construction of a Mackenzie Valley pipeline. In 2003, the Preliminary Information Package for the Mackenzie Gas Project was submitted to the regulatory authorities, and funding and participation agreements among the four companies, the APG and TransCanada PipeLines Limited were reached for the proposed Mackenzie Valley pipeline. In late 2004, the four companies and the APG signed agreements covering the development and operations of the Mackenzie Valley pipeline. In October 2004, the main regulatory applications and environmental impact statement for the project were filed with the National Energy Board and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. In November 2005, the National Energy Board was notified of the project proponents’ readiness to proceed to public hearings on the project. The public hearings by the Joint Review Panel and the National Energy Board commenced in early 2006. The National Energy Board concluded their scheduled hearings in December, while the Joint Review Panel, conducting the environmental and socio-economic review, extended hearings into 2007, announcing that it would require several extra months of hearings, and additional time to compile its report. In November 2006, a federal court ruling, relating to traditional land use by a First Nation along the pipeline route in Northern Alberta, added further delay to the process.

     Other land holdings include majority interests in 20 and minority interests in six Significant Discovery Licences granted by the Government of Canada as the result of previous oil and gas discoveries, all of which are managed by the company and majority interests in two and minority interests in 16 other Significant Discovery Licences and one production licence, managed by others.
     Arctic Islands
     The company has an interest in 16 Significant Discovery Licences and one production licence granted by the Government of Canada in the Arctic Islands. These licences are managed by another company on behalf of all participants. The company has not participated in wells drilled in this area since 1984.
     Atlantic Offshore
     The company manages five Significant Discovery Licences granted by the Government of Canada in the Atlantic offshore. The company also has minority interests in 27 Significant Discovery Licences, and six production licences, managed by others.
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
     In early 2004, the company acquired a 25 percent interest in eight deep water exploration licences offshore Newfoundland in the Orphan Basin for about 2,125,000 gross hectares (5,251,000 gross acres). In February 2005, the company reduced its interest to 15 percent through an agreement with another company. The company’s share of proposed exploration spending is about $100 million with a minimum commitment of about $25 million. In 2004 and 2005, the company participated in 3-D seismic surveys in this area. An exploration well was spud in August 2006 with anticipated completion in early 2007. Two more exploration wells are planned by the end of 2008.
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
     In 2006, capital expenditures of about $230 million were made at the company’s refineries. About 40 percent of those expenditures were on new facilities required to meet Government of Canada regulations on motor fuels with the remaining expenditures being primarily on safety and efficiency improvements, and environmental improvement projects.

     The approximate average daily volumes of refinery throughput during the five years ended December 31, 2006, and the daily rated capacities of the refineries at December 31, 2001 and 2006, were as follows:

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2006	2005	2004	2003	2002	2006	2001
	(thousands of cubic metres)
Strathcona, Alberta	25.5	27.6	27.1	27.6	26.0	29.8	29.0
Sarnia, Ontario	17.6	16.9	17.2	14.7	16.5	19.2	19.2
Dartmouth, Nova Scotia	12.3	12.5	12.7	13.0	12.5	13.1	13.1
Nanticoke, Ontario	14.9	17.2	17.3	16.3	16.2	17.8	17.8

Total	70.3	74.1	74.3	71.6	71.2	79.9	79.1

	Average Daily Volumes of					Daily Rated
	Refinery Throughput (1)					Capacities at
	Year Ended December 31					December 31 (2)
	2006	2005	2004	2003	2002	2006	2001
	(thousands of barrels)
Strathcona, Alberta	160	174	170	174	163	187	182
Sarnia, Ontario	111	106	108	92	104	121	121
Dartmouth, Nova Scotia	77	79	80	82	78	82	82
Nanticoke, Ontario	94	108	109	102	102	112	112

Total	442	466	467	450	447	502	497

(1)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(2)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.
     Refinery throughput was 88 percent of capacity in 2006, 5 percentage points below the previous year, primarily due to scheduled maintenance and project work.
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
     At December 31, 2006, the company did not own or operate any marine vessels.
     Marketing
     The company markets more than 700 petroleum products throughout Canada under well known brand names, most notably Esso and Mobil, to all types of customers.
     The company sells to the motoring public through Esso service stations. On average during the year, there were about 1,960 sites of which about 650 were company owned or leased, but none of which were company operated. The company continues to improve its Esso service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.
     The Canadian farm, residential heating and small commercial markets are served through about 100 sales facilities. Heating oil is provided through authorized dealers as well as through three company operated Home Comfort facilities in urban markets. The company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers.

     The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the five years ended December 31, 2006, are set out in the following table:

	2006	2005	2004	2003	2002
	(thousands a day)
Gasolines:
Cubic metres	32.7	33.4	33.2	33.0	32.9
Barrels	206	210	209	208	207
Heating, Diesel and Jet Fuels:
Cubic metres	26.4	26.9	27.3	26.2	25.0
Barrels	166	169	172	165	157
Heavy Fuel Oils:
Cubic metres	5.1	6.0	5.9	5.4	4.9
Barrels	32	38	37	34	31
Lube Oils and Other Products
Cubic metres	7.7	7.6	7.0	5.8	6.4
Barrels	49	48	44	36	41
Net petroleum product sales:
Cubic metres	71.9	73.9	73.4	70.4	69.2
Barrels	453	465	462	443	436
     The total domestic sales of petroleum products as a percentage of total sales of petroleum products during the five years ended December 31, 2006, were as follows:

2006	2005	2004	2003	2002

96.1%	95.3%	93.0%	93.3%	91.5%
     The company continues to evaluate and adjust its Esso service station and distribution system to increase productivity and efficiency. During 2006, the company closed or debranded about 110 Esso service stations, about 40 of which were company owned, and added about 70 sites. The company’s average annual throughput in 2006 per Esso service station was 3.6 million litres, the same as in 2005. Average throughput per company owned or leased Esso service station was 6.1 million litres in 2006, an increase of about 0.3 million litres from 2005.
Chemicals
     The company’s chemicals operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.
     The company’s average daily sales of petrochemicals during the five years ended December 31, 2006, were as follows:

	2006	2005	2004	2003	2002
	(thousands a day)
Petrochemicals:
Tonnes	3.0	3.0	3.3	3.3	3.5
Tons	3.3	3.3	3.6	3.6	3.9
Research
     In 2006, the company’s research expenditures in Canada, before deduction of investment tax credits, were $56 million, as compared with $50 million in 2005, and $40 million in 2004. Those funds were used mainly for developing improved heavy crude oil recovery methods and better lubricants.
     A research facility to support the company’s natural resources operations is located in Calgary, Alberta. Research in these laboratories is aimed at developing new technology for the production and processing of crude bitumen. About 40 people were involved in this type of research in 2006. The company also participated in heavy oil recovery and processing research for oil sands development through its interest in Syncrude, which maintains research facilities in Edmonton, Alberta and through research arrangements with others.
     In company laboratories in Sarnia, Ontario, research is mainly conducted on the development and improvement of lubricants and fuels. About 120 people were employed in this type of research at the end of 2006. Also in Sarnia, there are about 15 people engaged in new product development for the company’s and Exxon Mobil Corporation’s polyethylene injection and rotational molding businesses.
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
Environmental Protection
     The company is concerned with and active in protecting the environment in connection with its various operations. The company works in cooperation with government agencies and industry associations to deal with existing and to anticipate potential environmental protection issues. In the past five years, the company has made capital expenditures of about $1.2 billion on environmental protection and facilities. In 2006, the company’s capital expenditures relating to environmental protection totalled approximately $155 million, and are expected to be about $160 million in 2007.
     The increased environmental expenditures over the past four years primarily reflect spending on two major projects. One project completed in 2004, costing about $650 million, reduced sulphur in motor gasolines, meeting a requirement of the Government of Canada. The second project completed in 2006 was to meet a new Government of Canada regulation requiring ultra-low sulphur on-road diesel fuel. In 2006, there were capital expenditures of about $95 million on this second project, which cost about $500 million in total. Capital expenditures on safety related projects in 2006 were approximately $15 million.
Human Resources
     At December 31, 2006, the company employed full-time approximately 4,900 persons compared with about 5,100 at the end of 2005 and 6,100 at the end of 2004. During 2005, the company transferred about 700 employees to an affiliated company that provides services to the company and others. About nine percent of the company’s employees are members of unions. The company continues to maintain a broad range of benefits, including illness, disability and survivor benefits, a savings plan and pension plan.
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
Government Regulation
     Petroleum and Natural Gas Rights
     Most of the company’s petroleum and natural gas rights were acquired from governments, either federal or provincial. Reservations, permits or licences are acquired from the provinces for cash and entitle the holder to obtain leases upon completing specified work. Leases may also be acquired for cash. A lease entitles the holder to produce petroleum and/or natural gas from the leased lands. The holder of a licence relating to Canada Lands and the Atlantic Offshore is generally required to make cash payments or to undertake specified work or amounts of exploration expenditures in order to retain the holder’s interest in the land and may become entitled to produce petroleum or natural gas from the licenced land.
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
     Natural Gas
     Production
     The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves, and did not have a significant impact on 2006 gas production rates. As well, these limitations do not apply to gas fields where there are no associated oil reserves.

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
     Climate Change
     The Government of Canada has published a Notice of Intent to regulate emissions of carbon dioxide, methane, nitrous oxide and other emissions commonly referred to as “greenhouse gases” from various industrial activities, including oil and natural gas exploration and production, petroleum refining, and some chemical manufacturing. The Province of Alberta may also issue regulations under Alberta’s Climate Change and Emissions Management Act limiting greenhouse gas emissions. Other provinces may also issue regulations limiting greenhouse gas emissions. Mandatory emissions limits may result in increased operating costs and capital expenditures for oil and natural gas producers, refiners and chemical manufacturers, and also may reduce demand for the company’s products, possibly adversely affecting the company’s business, financial condition, results of operations and cash flows. However, while the government has outlined broad guidelines of a possible regulatory framework, it has not determined what specific measures it might impose on companies. Consequently attempts to assess the magnitude of any impact on the company can only be speculative.
     Other Regulatory Risk
     The company is subject to a wide range of legislation and regulation governing its operations over which it has no control. Changes may affect every aspect of the company’s operations and financial performance.
     Need to Replace Reserves
     The company’s future conventional oil, heavy oil and natural gas reserves and production, and therefore cash flows, are highly dependent upon the company’s success in exploiting its current reserve base and acquiring or discovering additional reserves. Without additions to the company’s reserves through exploration, acquisition or development activities, reserves and production will decline over time as reserves are depleted. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flows from operations are insufficient to fund capital expenditures and external sources of capital become limited or unavailable, the company’s ability to make the necessary capital investments to maintain and expand oil and natural gas reserves will be impaired. In addition, the company may be unable to find and develop or acquire additional reserves to replace oil and natural gas production at acceptable costs.
     Other Business Risks
     Exploring for, producing and transporting petroleum substances involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to mitigate. These activities are subject to a number of hazards which may result in fires, explosions, spills, blow-outs or other unexpected or dangerous conditions causing personal injury, property damage, environmental damage and interruption of operations. The company’s insurance may not provide adequate coverage in certain unforeseen circumstances.

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
     Imperial Oil Limited is a qualified foreign corporation for purposes of the reduced U.S. capital gains tax rates (15 percent and 5 percent for certain individuals), which are applicable to dividends paid by U.S. domestic corporations and qualified foreign corporations.
     There is no Canadian tax on gains from selling shares or debt instruments owned by nonresidents not carrying on business in Canada.
Quarterly Financial and Stock Trading Data

	2006				2005
	three months ended				three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(millions of dollars)				(millions of dollars)
Financial data
Total revenues and other income (a)	5,818	6,688	6,651	5,631	5,958	6,802	7,711	7,743
Total expenses (a)	4,928	5,604	5,421	4,735	5,370	5,989	6,753	6,184

Income before income taxes	890	1,084	1,230	896	588	813	958	1,559
Income taxes	(299)	(247)	(408)	(102)	(195)	(274)	(306)	(543)

Net income	591	837	822	794	393	539	652	1,016

Per-share information (b)	(dollars)				(dollars)
Net earnings — basic	0.60	0.85	0.84	0.83	0.38	0.52	0.64	1.00
Net earnings — diluted	0.59	0.85	0.84	0.83	0.37	0.52	0.64	1.00
Dividends (declared quarterly)	0.08	0.08	0.08	0.08	0.07	0.08	0.08	0.08
Share prices (b)	(dollars)				(dollars)
Toronto Stock Exchange
High	42.28	43.33	45.20	44.80	31.44	34.99	45.79	45.39
Low	35.36	36.18	35.33	34.31	22.50	27.37	33.33	32.28
Close	41.91	40.78	37.47	42.93	30.67	34.01	44.67	38.47
American Stock Exchange	($U.S.)				($U.S.)
High	36.67	39.64	40.38	38.93	25.73	28.38	39.14	38.93
Low	30.54	32.50	31.64	29.99	18.27	21.57	27.46	27.47
Close	35.85	36.50	33.55	36.83	25.38	27.75	38.35	33.20

(a)	Amounts for purchases/sales with same counterparty are included in both total revenues and other income and total expenses in 2005 quarterly data. Effective January 1, 2006, these purchases/sales were recorded on a net basis. See note 1 (page F-7), Summary of Significant Accounting Policies.
(b)	Adjusted to reflect the May 2006 three-for-one share split.
     The company’s shares are listed on the Toronto Stock Exchange and are admitted to unlisted trading on the American Stock Exchange in New York. The symbol on these exchanges for the company’s common shares is IMO. Share prices were obtained from stock exchange records adjusted for the three-for-one share split.
     As of February 15, 2007 there were 13,490 holders of record of common shares of the company.
     During the period October 1, 2006 to December 31, 2006, the company issued 176,325 common shares for $15.50 per share (following the three-for-one share split) as a result of the exercise of stock options by the holders of the stock options, who are all employees or former employees of the company, in transactions outside the U.S.A. which were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer purchases of equity securities (1)

			(c) Total number of shares	(d) Maximum number
	(a) Total number		purchased as part	(or approximate dollar value)
	of shares	(b) Average price	of publicly	of shares that may yet be
	(or units)	paid per share	announced plans	purchased under the plans or
Period	purchased	(or unit)	or programs	programs
October 2006 (October 1 - October 31)	1,315,785	$36.14	1,315,785	34,336,470
November 2006 (November 1 - November 30)	5,554,679	$41.65	5,554,679	28,721,476
December 2006 (December 1 - December 31)	3,031,537	$43.99	3,031,537	25,632,528

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2006 under which the company may purchase up to 48,772,466 of its outstanding common shares less any shares purchased by the employee savings plan and the company pension fund. If not previously terminated, the program will terminate on June 22, 2007.
Item 6. Selected Financial Data.

	2006	2005	2004	2003	2002
	(millions of dollars)
Total operating revenues (a)	$24,505	$27,797	$22,408	$19,094	$16,890
Net income	3,044	2,600	2,052	1,705	1,214
Total assets	16,141	15,582	14,027	12,337	12,003
Long term debt	359	863	367	859	1,466
Other long term obligations	1,683	1,728	1,525	1,314	1,822
			(dollars)
Net income/share – basic (b)	3.12	2.54	1.92	1.53	1.07
Net income/share – diluted (b)	3.11	2.53	1.91	1.53	1.07
Cash dividends/share (b)	0.32	0.31	0.29	0.29	0.28

(a)	Total operating revenues include $4,894 million for 2005, $3,584 million for 2004, $2,851 million for 2003 and $2,431 million for 2002 for purchases/sales contracts with the same counterparty. Associated costs were included in “purchases of crude oil and products”. Effective January 1, 2006, these purchases/sales were recorded on a net basis. See note 1 (page F-7), Summary of significant Accounting Policies.
(b)	Adjusted to reflect the three-for-one share split.
     Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The following discussion and analysis of Imperial’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Imperial Oil Limited.
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
     Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. While commodity prices remain volatile on a short-term basis depending upon supply and demand, Imperial’s investment decisions are based on its long-term outlook, using a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting risk-assessed, near-term operating and capital objectives, in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity. Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

Business environment and outlook
Natural resources
     Imperial produces crude oil and natural gas for sale into large North American markets. Economic and population growth are expected to remain the primary drivers of energy demand, globally and in North America. The company expects the global economy to grow at an average rate of slightly less than three percent per year through 2030. The combination of population and economic growth should lead to an increase in demand for primary energy at an average rate slightly less than two percent annually. The vast majority of this increase is expected to occur in developing countries.
     Oil, gas and coal are expected to remain the predominant energy sources with approximately 80 percent share of total energy. Oil and gas alone are expected to maintain close to a 60 percent share.
     Over the same period, the Canadian economy is expected to grow at an average rate of about two percent per year, and Canadian demand for energy at a rate of about one percent per year. Oil and gas are expected to continue to supply two-thirds of Canadian energy demand. It is expected that Canada will also be a growing supplier of energy to U.S. markets through this period.
     Oil products are the transportation fuel of choice for the world’s fleet of cars, trucks, trains, ships and airplanes. Primarily because of increased demand in developing countries, oil consumption will increase by 35 percent or about 30 million barrels a day by 2030. Canada’s resources of heavy oil and oil sands represent an important additional source of supply.
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
     Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors, including economic conditions, international political developments and weather. In the past, crude oil and natural gas prices have been volatile, and the company expects that volatility to continue.
     Imperial has a large and diverse portfolio of oil and gas resources in Canada, both developed and undeveloped, which helps reduce the risks of dependence on potentially limited supply sources in the upstream. With the relative maturity of conventional production in the established producing areas of Western Canada, Imperial’s production is expected to come increasingly from frontier and unconventional sources, particularly heavy oil, oil sands and natural gas from the Far North, where Imperial has large undeveloped resource opportunities.
Petroleum products
     The downstream industry environment remains very competitive. While refining margins in 2006 were strong, long-term real refining margins globally have declined at a rate of about one percent per year over the past 20 years. Intense competition in the retail fuels market similarly has driven down real margins. Refining margins are the difference between what a refinery pays for its raw materials (primarily crude oil) and the wholesale market prices for the range of products produced (primarily gasoline, diesel fuel, heating oil, jet fuel and heavy fuel oil). Crude oil and many products are widely traded with published international prices. Prices for those commodities are determined by the marketplace, often an international marketplace, and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, seasonality and weather. Canadian wholesale prices in particular are largely determined by wholesale prices in adjacent U.S. regions. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.
     Imperial’s downstream strategies are to provide customers with quality service at the lowest total cost offer, have the lowest unit costs among our competitors, ensure efficient and effective use of capital and capitalize on integration with the company’s other businesses. Imperial owns and operates four refineries in Canada, with distillation capacity of 502,000 barrels a day and lubricant manufacturing capacity of 9,000 barrels a day.
     Imperial’s fuels marketing business includes retail operations across Canada serving customers through about 1,960 Esso-branded service stations, of which about 650 are company-owned or leased, and wholesale and industrial operations through a network of 30 primary distribution terminals, as well as a secondary distribution network.
Chemicals
     Although the current business environment is favourable, the North American petrochemical industry is cyclical. The company’s strategy for its chemicals business is to reduce costs and maximize value by continuing to increase the integration of its chemicals plants at Sarnia and Dartmouth with the refineries. The company also benefits from its integration within ExxonMobil’s North American chemicals businesses, enabling Imperial to maintain a leadership position in its key market segments.
Results of operations
     Net income in 2006 was $3,044 million or $3.11 a share — the best year on record — surpassing the previous record of $2,600 million or $2.53 a share in 2005 (2004 — $2,052 million or $1.91 a share). Higher realizations for Cold Lake heavy oil and conventional crude oil contributed about $640 million and stronger refining, marketing and petrochemical margins about $60 million more to earnings when compared with 2005. Also positive to earnings were higher benefits from resolution of tax matters and the impact of tax rate changes of about $340 million and lower share-based compensation expenses of about $105 million. Partially offsetting these positive factors were the impacts of a stronger Canadian dollar of about $275 million, lower natural gas realizations of about $150 million, lower gains on asset divestments of about $130 million, higher planned refinery maintenance and capital project effects of about $100 million and a heavier mix of resources volumes of about $60 million.
Natural resources
     Net income from natural resources was a record $2,376 million, exceeding the previous record achieved in 2005 of $2,008 million (2004 — $1,517 million). Cold Lake heavy oil and conventional crude oil realizations were stronger by about $640 million compared with 2005. These positive items were partially offset by lower natural gas realizations of about $150 million and the negative impact of a higher Canadian dollar of about $200 million. The impact of natural resources volumes was unfavourable by about $60 million due to mix effects with lower conventional crude oil volumes being partially offset by higher Syncrude volumes. Higher production at Cold Lake was essentially offset by higher royalties. Tax expense in 2006 was lower by about $290 million, primarily from reductions in federal and Alberta tax rates and higher benefits from resolution of tax matters. Gains from asset divestments were lower by about $130 million compared with 2005.
Financial statistics

	2006	2005	2004	2003	2002

	(millions of dollars)
Net income	$2,376	$2,008	$1,517	$1,174	$1,052
Operating revenues	8,456	8,189	6,580	5,584	4,790
     World crude oil prices, denominated in U.S. dollars, were higher in 2006 than in the previous year. The annual average price of Brent crude oil, the most actively traded North Sea crude and a common benchmark of world oil markets, was about $65 (U.S.) a barrel in 2006, a more than 19 percent increase over the average price of $55 in 2005 (2004 — $38). However, the company’s Canadian-dollar realizations for conventional crude oil increased to a lesser extent because of a stronger Canadian dollar. Average realizations for conventional crude oil during the year were $68.58 (Cdn) a barrel, an increase of six percent from $64.48 in 2005 (2004 — $48.96).
     Average realizations for Cold Lake heavy oil were higher by over 40 percent in 2006, reflecting both increases in light crude oil prices and a narrowing price spread between light crude oil and Cold Lake heavy oil more consistent with historical trend levels.
     Prices for Canadian natural gas in 2006 were lower than the previous year. The average of 30-day spot prices for natural gas at the AECO hub in Alberta was about $7.41 a thousand cubic feet in 2006, compared with $9.01 in 2005 (2004 — $6.80). The company’s average realizations on natural gas sales were $7.24 a thousand cubic feet, compared with $9 in 2005 (2004 — $6.78).
Average realizations and prices

	2006	2005	2004	2003	2002

	(Canadian dollars)
Conventional crude oil realizations (a barrel)	$68.58	$64.48	$48.96	$40.10	$36.81
Natural gas liquids realizations (a barrel)	40.75	40.00	33.78	32.09	23.38
Natural gas realizations (a thousand cubic feet)	7.24	9.00	6.78	6.60	4.02
Par crude oil price at Edmonton (a barrel)	73.75	69.86	53.26	43.93	40.44
Heavy oil price at Hardisty (Bow River, a barrel)	51.90	45.62	37.98	33.00	31.85
     Total gross production of crude oil and natural gas liquids (NGLs) averaged 272,000 barrels a day, compared with 261,000 barrels in 2005 (2004 — 262,000).
     Gross heavy oil production at the company’s wholly owned facilities at Cold Lake was a record 152,000 barrels a day, surpassing the previous record of 139,000 barrels in 2005 (2004 — 126,000), due to the cyclic nature of production at Cold Lake and increased volumes from the ongoing development drilling program.
     Production from the Syncrude oil sands operation, in which the company has a 25 percent interest, was higher during 2006 as a result of lower maintenance activities and new production volume from the new coker unit at the Stage 3 expansion project. Gross production of upgraded crude oil increased to 258,000 barrels a day from

214,000 barrels in 2005 (2004 — 238,000). Imperial’s share of average gross production increased to 65,000 barrels a day from 53,000 barrels in 2005 (2004 — 60,000).
     Gross production of conventional oil decreased to 31,000 barrels a day from 38,000 barrels in 2005 (2004 — 43,000) as a result of the impact of divested properties and the natural decline in Western Canadian reservoirs.
     Gross production of NGLs available for sale averaged 24,000 barrels a day in 2006, down from 31,000 barrels in 2005 (2004 — 33,000), mainly due to the declining NGL content of Wizard Lake gas production.
     Gross production of natural gas decreased to 556 million cubic feet a day from 580 million cubic feet in 2005 (2004 — 569 million). Lower production volumes were primarily due to the natural decline in the Western Canadian Basin.
     In 2006, the company realized a gain of $76 million on divestment of assets. In 2005, the gain on divestment of assets was approximately $208 million.
Crude oil and NGLs — production and sales (a)

	2006		2005		2004		2003		2002

	gross	net	gross	net	gross	net	gross	net	gross	net

					(thousands of barrels a day)
Cold Lake	152	127	139	124	126	112	129	116	112	106
Syncrude	65	58	53	53	60	59	53	52	57	57
Conventional crude oil	31	23	38	29	43	33	46	35	51	39

Total crude oil production	248	208	230	206	229	204	228	203	220	202
NGLs available for sale	24	19	31	25	33	26	28	22	27	21

Total crude oil and NGL production	272	227	261	231	262	230	256	225	247	223
Cold Lake sales, including diluent (b)	198		183		167		170		145
NGL sales	29		39		42		39		40
Natural gas — production and sales (a)

	2006		2005		2004		2003		2002

	gross	net	gross	net	gross	net	gross	net	gross	net
	(millions of cubic feet a day)
Production (c)	556	496	580	514	569	518	513	457	530	463
Sales	513		536		520		460		499

(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.

(b)	Diluent is natural gas condensate or other light hydrocarbons added to the Cold Lake heavy oil to facilitate transportation to market by pipeline.

(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
     Operating costs decreased by one percent in 2006. Lower energy and other operating costs more than offset higher Syncrude expenses.
     In November, the company announced plans to enter into a management services agreement with Syncrude Canada Ltd., the operating company for the Syncrude joint venture. The company has a final checkpoint in the second quarter of 2007 to confirm or cancel the agreement following completion of an opportunity assessment study.
Petroleum products
     Net income from petroleum products was $624 million or 2.4 cents a litre in 2006, compared with $694 million or 2.6 cents a litre in 2005 (2004 — $556 million or 2.1 cents a litre). Earnings were negatively impacted by higher planned refinery maintenance and ultra-low sulphur diesel project activities, which impacted both refinery utilization and expenses by a total of about $100 million versus the prior year. Lower product sales volumes during the year were primarily a result of lower refinery production and had limited impact on earnings, as the reduction was primarily in lower margin refining and marketing sales channels. Earnings were also negatively impacted by a stronger Canadian dollar of about $65 million. These factors were partially offset by the net positive effect of resolution of tax matters and the impact of the tax rate change, totalling about $55 million, and stronger refining and marketing margins.

Financial statistics

	2006	2005	2004	2003	2002
	(millions of dollars)
Net income	$624	$694	$556	$462	$147
Operating revenues (a)	20,783	24,017	19,169	16,004	14,400
Sales of petroleum products

	2006	2005	2004	2003	2002
	(millions of litres a day (b))
Gasolines	32.7	33.4	33.2	33.0	32.9
Heating, diesel and jet fuels	26.4	26.9	27.3	26.2	25.0
Heavy fuel oils	5.1	6.0	5.9	5.4	4.9
Lube oils and other products	7.7	7.6	7.0	5.8	6.4

Net petroleum product sales	71.9	73.9	73.4	70.4	69.2

Total domestic sales of petroleum products (percent)	96.1	95.3	93.0	93.3	91.5

Refinery utilization

	2006	2005	2004	2003	2002
	(thousands of barrels a day (b))
Total refinery throughput (c)	442	466	467	450	447
Refinery capacity at December 31	502	502	502	502	499
Utilization of total refinery capacity (percent)	88	93	93	90	90

(a)	Operating revenues in 2005 and prior years included amounts for purchases/sales with the same counterparty. Associated costs were included in “purchases of crude oil and products”. Effective January 1, 2006, these purchases/sales were recorded on a net basis. See note 1, summary of significant Accounting Policies, on page F-9.

(b)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.

(c)	Crude oil and feedstocks sent directly to atmospheric distillation units.
One thousand litres is approximately 6.3 barrels.
     Margins were stronger in the refining segment of the industry in 2006. However, the effects of stronger industry margins were reduced partially by a higher Canadian dollar. Marketing margins in 2006 were slightly higher than the low levels of 2005.
     Impacted by higher planned maintenance and ultra-low sulphur diesel project activities, refinery utilization for 2006 at 88 percent was lower than the record performance level of 93 percent in both 2005 and 2004.
     The company’s total sales volumes, excluding those resulting from reciprocal supply agreements with other companies, were 71.9 million litres a day, compared with 73.9 million litres in 2005 (2004 — 73.4 million). Lower refinery production was the main reason for the decline.
     Operating costs in 2006 were essentially the same as the previous year.
Chemicals
     Net income from chemicals operations was $143 million in 2006, the best on record, compared with $121 million in 2005 (2004 — $109 million). Improved industry margins for polyethylene and intermediate products were the main contributors to higher earnings.
Financial statistics

	2006	2005	2004	2003	2002
	(millions of dollars)
Net income	$143	$121	$109	$44	54
Operating revenues	1,704	1,665	1,509	1,232	1,164
Sales

	2006	2005	2004	2003	2002
		(thousands of tonnes a day (a))
Polymers and basic chemicals	2.2	2.1	2.4	2.4	2.5
Intermediate and others	0.8	0.9	0.9	0.9	1.0

Total chemicals	3.0	3.0	3.3	3.3	3.5

(a)	Calculated by dividing total volumes for the year by the number of days in the year.
     The average industry price of polyethylene was $1,703 a tonne in 2006, essentially unchanged from $1,708 a tonne in 2005 (2004 — $1,584).
     Sales of chemicals were 3,000 tonnes a day, unchanged from 2005 (2004 — 3,300 tonnes).

     Operating costs in the chemicals segment for 2006 were about four percent lower than 2005, reflecting lower direct operating expenses.
Corporate and other
     Net income from corporate and other was negative $99 million in 2006, compared with negative $223 million in 2005 (2004 — negative $130 million). Favourable earnings effects were due mainly to lower share-based compensation expenses.
Liquidity and capital resources
Sources and uses of cash

	2006	2005
	(millions of dollars)
Cash provided by/(used in)
Operating activities	$3,587	$3,451
Investing activities	(965)	(992)
Financing activities	(2,125)	(2,077)

Increase/(decrease) in cash and cash equivalents	497	382

Cash and cash equivalents at end of year	$2,158	$1,661

     Although the company issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements. The management of cash that may be temporarily available as surplus to the company’s immediate needs is carefully controlled, both to optimize returns on cash balances and to ensure that it is secure and readily available to meet the company’s cash requirements as they arise.
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
     The company’s financial strength enables it to make large, long-term capital expenditures. Imperial’s large and diverse portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks of the company and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the company’s liquidity or ability to generate sufficient cash flows for its operations and fixed commitments.
Cash flow from operating activities
     Cash provided by operating activities was $3,587 million, versus $3,451 million in 2005 (2004 — $3,312 million). Increases in cash flow in 2006 were driven primarily by higher net income and lower overall working capital balances.
Capital and exploration expenditures
     Total capital and exploration expenditures were $1,209 million in 2006, compared with $1,475 million in 2005 (2004 — $1,445 million).
     The funds were used mainly to invest in Cold Lake and Syncrude to maintain and expand production capacity, improve operating efficiency, reduce the sulphur content of diesel fuel and upgrade the network of Esso retail outlets. About $170 million was spent on projects related to reducing the environmental impact of the company’s operations and improving safety, including about $95 million on the $500-million project to produce ultra-low sulphur diesel.
     The following table shows the company’s capital and exploration expenditures for natural resources during the five years ending December 31, 2006:

	2006	2005	2004	2003	2002
	(millions of dollars)
Exploration	$32	$43	$60	$57	$39
Production	237	232	234	181	143
Heavy oil and oil sands	518	662	819	769	804

Total capital and exploration expenditures	$787	$937	$1,113	$1,007	$986

     For the natural resources segment, about 85 percent of the capital and exploration expenditures in 2006 was focused on growth opportunities. Significant expenditures during the year were made to ongoing development drilling at Cold Lake and to Syncrude for the company’s share of the Stage 3 upgrader expansion project. Sustained operation of the upgrader expansion project began in August 2006, following a prolonged start-up period.
     Other 2006 investment included drilling at conventional fields in Western Canada, advancing the Mackenzie gas and Kearl oil sands projects, and exploration off the East Coast of Canada.
     The Mackenzie gas project is facing significant cost and schedule pressures brought on by unprecedented global demands for energy infrastructure. There are also uncertainties related to the regulatory and permitting process and the remaining benefits and access agreements. The company’s current work efforts are focused on completing regulatory hearings, advancing approval of permits, finalizing remaining benefits and access agreements, establishing an appropriate fiscal framework with the federal government, advancing potential shipping agreements and continuing paced engineering, technical and cost-reduction efforts.
     Regulatory hearings by the joint federal and provincial review panel on the Kearl oil sands project were completed in November 2006 and a decision is expected in early 2007. The company’s current efforts are focused on design optimization to improve project economics and reduce project execution risk. Once this work is completed and a regulatory decision is received, project timing will be determined.
     Drilling of a wildcat exploration well began with co-venturers in the Orphan Basin, a frontier basin located off the East Coast of Newfoundland. Two more exploration wells are planned by the end of 2008. Imperial holds a 15-percent interest in eight deepwater exploration licences in the basin.
     Planned capital and exploration expenditures in natural resources are expected to be about $700 million in 2007, with over 75 percent of the total focused on growth opportunities. Investments are mainly planned for development drilling at Cold Lake and conventional oil and gas operations in Western Canada, facilities improvement at Syncrude, the Mackenzie gas project, the Kearl oil sands project and exploration off the East Coast.
     The following table shows the company’s capital expenditures in the petroleum products segment during the five years ending December 31, 2006:

	2006	2005	2004	2003	2002
	(millions of dollars)
Marketing	$97	$91	$85	$91	$133
Refining and supply	248	368	178	369	399
Other (a)	16	19	20	18	57

Total capital expenditures	$361	$478	$283	$478	$589

(a)	Consists primarily of real estate purchases.
     For the petroleum products segment, capital expenditures were $361 million in 2006, compared with $478 million in 2005 (2004 — $283 million). The company invested about $95 million in refining operations and other facilities during the year as part of a three-year, $500-million project to reduce sulphur content in diesel. The project was completed in 2006 and the company was able to fully meet all new government regulations on ultra-low sulphur diesel from all of its facilities across Canada by the required schedules. More than $150 million was invested in other refinery projects to improve energy efficiency and increase yield. Major investments were also made to upgrade the network of Esso service stations during the year.
     Capital expenditures for the petroleum products segment in 2007 are expected to be about $250 million. Major items include additional investment in the refineries on improving energy efficiencies and increasing yield and continued enhancements to the company’s retail network.
     The following table shows the company’s capital expenditures for its chemicals operations during the five years ending December 31, 2006:

	2006	2005	2004	2003	2002
	(millions of dollars)
Capital expenditures	$13	$19	$15	$41	$25
     Of the capital expenditures for chemicals in 2006, the major investment focused on improving energy efficiency and yields.
     Planned capital expenditures for chemicals in 2007 will be about $15 million.
     Total capital and exploration expenditures for the company in 2007, which will focus mainly on growth and productivity improvements, are expected to total about $1 billion and will be financed from internally generated funds.
Cash flow from financing activities
     In June, the company renewed the normal course issuer bid (share-repurchase program) for another 12 months. During 2006, the company purchased about 45.5 million shares for $1,818 million (2005 — 52.5 million shares for $1,795 million). Since Imperial initiated its first share-repurchase program in 1995, the company has purchased close to 800 million shares — representing about 46 percent of the total outstanding at the start of the program — with resulting distributions to shareholders of about $10.5 billion.
     The company declared dividends totalling 32 cents a share in 2006, up from 31 cents in 2005 (2004 — 29 cents). Regular annual per-share dividends paid have increased in each of the past 12 years and, since 1986, payments per share have grown by 80 percent.
     Total debt outstanding at the end of 2006, excluding the company’s share of equity company debt, was $1,437 million, compared with $1,439 million at the end of 2005 (2004 — $1,443 million). Debt represented 17 percent of the company’s capital structure at the end of 2006, compared with 18 percent at the end of 2005 (2004 — 19 percent).
     Debt-related interest incurred in 2006, before capitalization of interest, was $63 million, up from $45 million in 2005 (2004 — $37 million). The average effective interest rate on the company’s debt was 4.2 percent in 2006, compared with 3.1 percent in 2005 (2004 — 2.8 percent).
Financial percentages and ratios

	2006	2005	2004	2003	2002
Total debt as a percentage of capital (a)	17	18	19	21	24
Interest coverage ratios
Earnings basis (b)	66	88	83	64	46
Cash-flow basis (c)	77	101	108	80	63

(a)	Current and long-term portions of debt (page F-5), divided by debt and shareholders’ equity (page F-5).

(b)	Net income (page F-3), debt-related interest before capitalization (page F-19, note 14) and income taxes (page F-3) divided by debt-related interest before capitalization.

(c)	Cash flow from net income adjusted for other non-cash items (page F-4), current income tax expense (page F-11, note 5) and debt-related interest before capitalization (page F-19, note 14) divided by debt-related interest before capitalization.
     The company’s financial strength, as evidenced by the above financial ratios, represents a competitive advantage of strategic importance. The company’s sound financial position gives it the opportunity to access capital markets in the full range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
     Effective May 23, 2006, the issued common shares of the company were split on a three-for-one basis and the number of authorized shares was increased from 450 million to 1,100 million. The prior period number of shares outstanding and shares purchased, as well as net income and dividends per share, have been adjusted to reflect the three-for-one split.
Contractual obligations
     The following table shows the company’s contractual obligations outstanding at December 31, 2006. It provides data for easy reference from the consolidated balance sheet and from individual notes to the consolidated financial statements.

	Financial		Payment due by period
	Statement
	Note Reference
			2008 to	2012 and	Total
		2007	2011	beyond	Amount
			(millions of dollars)
Long-term debt and capital leases(a)	Note 4	$907	$332	$27	$1,266
Operating leases(b)	Note 11	53	172	48	273
Unconditional purchase obligations(c)	Note 11	58	167	40	265
Firm capital commitments(d)	Note 11	149	29	—	178
Pension and other post-retirement obligations(e)	Note 6	226	173	669	1,068
Asset retirement obligations(f)	Note 7	52	282	88	422
Other long-term agreements(g)	Note 11	271	677	240	1,188

(a)	Includes capitalized lease obligations. Long-term debt amounts exclude the company’s share of equity company debt.

(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.

(c)	Unconditional purchase obligations mainly pertain to pipeline throughput agreements.

(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitment outstanding at year-end 2006 was $41 million associated with the company’s share of capital projects at Syncrude.

(e)	The amount by which the projected benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2007 and estimated benefit payments for unfunded plans in all years.

(f)	Asset retirement obligations represent the discounted present value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.

(g)	Other long-term agreements include primarily raw material supply and transportation services agreements.

     The company was contingently liable at December 31, 2006, for a maximum of $87 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the resignation of the associate. The company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payments under the guarantees.
     Various lawsuits are pending against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material, adverse effect on the company’s operations or financial condition. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.
Recently issued Statement of Financial Accounting Standards
Accounting for uncertainty in income taxes
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and must be adopted by the company no later than January 1, 2007. The interpretation prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns. The new standard requires that a tax benefit be recognized in the books only if it is more likely than not that a tax position will be sustained. Otherwise, a liability will need to be recorded to reflect the difference between the as-filed tax basis and the book tax basis. The new standard does not allow a restatement of the comparative prior periods.
     The company expects to recognize a transition gain of approximately $14 million in shareholders’ equity upon adoption of FIN 48 in the first quarter of 2007. This gain reflects the recognition of several refund claims and associated interest, partly offset by increased liability reserves.
Critical accounting policies
     The company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and include estimates that reflect management’s best judgment. The company’s accounting and financial reporting fairly reflect its straightforward business model. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The following summary provides further information about the critical accounting policies and the estimates that are made by the company to apply those policies. It should be read in conjunction with note 1 to the consolidated financial statements on page F-7.
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
     The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserve changes are made with a well-established, disciplined process driven by senior-level geoscience and engineering professionals (assisted by a central reserves group with significant technical experience), culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserve targets to determine compensation. Key features of the estimation include rigorous peer-reviewed technical evaluations and analysis of well and field performance information and a requirement that management make significant funding commitment toward the development of the reserves prior to booking.
     Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion of development projects, reservoir performance and significant changes in long-term oil and gas price levels.
     Beginning in 2004, the year-end reserves volumes as well as the reserves change categories shown in the proved reserves tables are calculated using December 31 prices and costs. These reserves quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Regulations preclude the company from showing in this document the reserves that are calculated in a manner which is consistent with the basis that the company uses to make its investment decisions. The use of year-end prices for reserves estimation introduces short-term price volatility into the process since annual adjustments are required based on prices occurring on a single day. The company believes that this approach is inconsistent with the long-term nature of the natural resources business where production from individual projects often spans multiple decades. The use of prices from a single date is not relevant to the investment decisions made by the company, and annual variations in reserves based on such year-end prices are not of consequence to how the business is actually managed.
     Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in year-end prices and costs that are used in determination of reserves. This category can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity.
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
Impact of reserves on depreciation
     The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of natural resources assets. It is the ratio of actual volumes produced to total proved developed reserves (those reserves recoverable through existing wells with existing equipment and operating methods) applied to the asset cost. The volumes produced and asset cost are known and, while proved developed reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. While the revisions the company has made in the past are an indicator of variability, they have had little impact on the unit-of-production rates of depreciation.
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
     In general, the company does not view temporarily low oil and gas prices as a triggering event for conducting impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. Accordingly, any impairment tests that the company performs make use of the company’s price assumptions developed in the annual planning and budgeting process for the crude oil and natural gas markets, petroleum products and chemicals. These are the same price assumptions that are used for capital investment decisions. The corporate plan is a fundamental annual management process that is the basis for setting near-term risk assessed operating and capital objectives in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Any impairment tests that the company performs also make use of annual volumes based on individual field production profiles, which are also updated as part of the annual plan process.
     The standardized measure of discounted future cash flows on page 35 is based on the year-end 2006 price applied for all future years, as required under Statement of Financial Accounting Standards No. 69 (SFAS 69). Future prices used for any impairment tests will vary from the one used in the SFAS 69 disclosure and could be lower or higher for any given year.
Pension benefits
     The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 8.25 percent used in 2006 compares to actual returns of 9.82 percent and 9.99 percent achieved over the last 10- and 20- year periods ending December 31, 2006. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 6 to the consolidated financial statements on page F-12. At Imperial, differences between actual returns on plan assets versus long-term expected returns are not recorded in pension expense in the year the differences occur, but rather are amortized in pension expense as permitted by GAAP, along with other actuarial gains and losses, over the expected remaining service life of employees. Pension expense represented less than one percent of total expenses in 2006.
Asset retirement obligations and other environmental liabilities
     Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in operating expense. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2006, the obligations were discounted at six percent and the accretion expense was $22 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.
     Asset retirement obligations are not recognized for assets with an indeterminate useful life. Asset retirement obligations for these facilities generally become firm at the time the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites have indeterminate lives based on plans for continued operations, and as such, the fair value of the conditional legal obligations cannot be measured, since it is impossible to estimate the future settlement dates of such obligations. For these and non-operating assets, the company accrues provisions for environmental liabilities when it is probable that obligations have been incurred and the amount can be reasonably estimated.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     The company is exposed to a variety of financial, operating and market risks in the course of its business. Some of these risks are within the company’s control, while others are not. For those risks that can be controlled, specific risk-management strategies are employed to reduce the likelihood of loss.
     In October 2006, the Government of Canada indicated its intent to introduce regulations to control greenhouse-gas emissions from major industrial facilities, although details of what measures will be imposed on companies have not been determined. Consequently, attempts to assess the impact on Imperial can only be speculative. The company will continue to monitor the development of legal requirements in this area.
     Other risks, such as changes in international commodity prices and currency-exchange rates, are beyond the company’s control. The company’s size, strong financial position and the complementary nature of its natural resources, petroleum products and chemicals segments help mitigate the company’s exposure to changes in these other risks. The company’s potential exposure to these types of risks is summarized in the earnings sensitivity table below.
     The company does not use derivative markets to speculate on the future direction of currency or commodity prices and does not sell forward any part of production from any business segment.

     The following table shows the estimated annual effect, under current conditions, of certain sensitivities of the company’s after-tax net income.
Earnings sensitivities (a)

	millions of dollars after tax
Six dollars (U.S.) a barrel change in crude oil prices	+(-)	$270
Ninety cents a thousand cubic feet change in natural gas prices	+(-)	27
One cent (U.S) a litre change in sales margins for total petroleum products	+(-)	175
One cent (U.S.) a pound change in sales margins for polyethylene	+(-)	7
One-quarter percent decrease (increase) in short-term interest rates	+(-)	2
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+(-)	400

(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2006. Each sensitivity calculation shows the impact on net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.
     The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from year-end 2005 by about $8 million (after tax) a year for each one-cent change, primarily due to the decrease in industry refining margins.
     The sensitivity to changes in natural gas prices decreased from 2005 year-end by about $3 million (after tax) for each 10-cent change, primarily due to the company’s lower natural gas production.
Item 8. Financial Statements and Supplementary Data.
     Reference is made to the Index to Financial Statements on page F-1 of this report.
Syncrude Mining Operations
     Syncrude’s crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 15 to 45 metres (50 to 150 feet) of overburden, have bitumen grades ranging from 4 to 14 weight percent and ore thickness of 35 to 50 metres (115 to 160 feet). Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volumes, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. In active mining areas, the approximate well spacing is 125 metres (150 wells per section) and in future mining areas, the well spacing is approximately 350 metres (20 wells per section). Proven reserves include the operating Base and North mines and the Aurora mine. In accordance with the long range mine plan approved by the Syncrude owners, there are an estimated 1,675 million tonnes (1,845 million tons) of extractable oil sands in the Base and North mines, with an average bitumen grade of 10.6 weight percent. In addition, at the Aurora mine, there are an estimated 4,155 million tonnes (4,580 million tons) of extractable oil sands at an average bitumen grade of 11.2 weight percent. After deducting royalties payable to the Province of Alberta, the company estimates its 25 percent net share of proven reserves at year end 2006 was equivalent to 114 million cubic metres (718 million barrels) of synthetic crude oil. Imperial’s reserve assessment uses a 6 percent and 7 percent bitumen grade cut-off for the North mine and Aurora mine respectively, a 90 percent overall extraction recovery, a 97 percent mining dilution factor and an 88 percent upgrading yield.
     The following table sets forth the company’s share of net proven reserves of Syncrude after deducting royalties payable to the Province of Alberta:

	Synthetic Crude Oil
	Base mine and	Aurora mine	Total
	North mine
	(millions of cubic metres)
Beginning of year 2004	53	71	124
Revision of previous estimate	(16)	16	—
Production	(2)	(2)	(4)

End of year 2004	35	85	120
Revision of previous estimate	—	—	—
Production	(1)	(2)	(3)

End of year 2005	34	83	117
Revision of previous estimate	—	—	—
Production	(2)	(1)	(3)

End of year 2006	32	82	114

	Synthetic Crude Oil
	Base mine and	Aurora mine	Total
	North mine
	(millions of barrels)

Beginning of year 2004	331	450	781
Revision of previous estimate	(103)	100	(3)
Production	(11)	(10)	(21)

End of year 2004	217	540	757
Revision of previous estimate	—	—	—
Production	(9)	(10)	(19)

End of year 2005	208	530	738
Revision of previous estimate	—	1	1
Production	(9)	(12)	(21)

End of year 2006	199	519	718

Oil and Gas Producing Activities
     The following information is provided in accordance with the United States’ Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities”.
Results of operations

	2006	2005	2004
	(millions of dollars)
Sales to customers (1)	$2,601	$2,739	$2,160
Intersegment sales(1) (2)	1,251	1,013	976

	$3,852	$3,752	$3,136
Production expenses	1,016	1,035	870
Exploration expenses	32	31	44
Depreciation and depletion	467	583	565
Income taxes	564	716	547

Results of operations	$1,773	$1,387	$1,110

Capital and exploration expenditures

	2006	2005	2004
	(millions of dollars)
Property costs(3)
Proved	$—	$—	$—
Unproved	—	7	1
Exploration costs	32	37	43
Development costs	496	330	408

Total capital and exploration expenditures	$528	$374	$452

Property, plant and equipment

	2006	2005
	(millions of dollars)
Property costs(3)
Proved	$3,226	$3,231
Unproved	139	162
Producing assets	6,392	6,111
Support facilities	184	174
Incomplete construction	595	432

Total cost	$10,536	$10,110
Accumulated depreciation and depletion	7,326	6,934

Net property, plant and equipment	$3,210	$3,176

(1)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 3 (page F-10) in “external sales”, “intersegment sales” and in “purchases of crude oil and products”.
(2)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(3)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Oil and Gas Reserves

	Crude oil and natural gas liquids			Natural Gas
	Conventional	Heavy Oil (2)	Total	Total
	(millions of cubic metres)			(billions of cubic
				metres)
Proved developed and undeveloped reserves (1)

Beginning of year 2004	20	121	141	29

Revisions and improved recovery	1	(78)	(77)	(2)
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(3)	(6)	(9)	(5)

End of year 2004	18	37	55	22

Revisions and improved recovery	—	56	56	4
(Sale)/purchase of reserves in place	(2)	—	(2)	—
Discoveries and extensions	—	2	2	—
Production	(3)	(7)	(10)	(5)

End of year 2005	13	88	101	21

Revisions and improved recovery	—	37	37	4
(Sale)/purchase of reserves in place	—	—	—	—
Discoveries and extensions	—	—	—	—
Production	(2)	(7)	(9)	(5)

End of year 2006	11	118	129	20

(1)	Proved developed and undeveloped reserves reported on this table represent net reserves. Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 101.325 kilopascals absolute at 15 degrees Celsius.
(2)	Heavy oil reserves typically are represented by crude oils with a viscosity of greater than 10,000 cP and recovered through enhanced thermal operations. Currently, the company’s heavy oil reserves are from the Cold Lake production operations.

	Crude oil and natural gas liquids			Natural Gas
	Conventional	Heavy Oil(2)	Total	Total
	(millions of barrels)			(billions of
				cubic feet)
Beginning of year 2004	126	763	889	1,023

Revisions and improved recovery	11	(490)	(479)	(32)
(Sale)/purchase of reserves in place	—	—	—	(13)
Discoveries and extensions	—	—	—	3
Production	(22)	(41)	(63)	(190)

End of year 2004	115	232	347	791

Revisions and improved recovery	—	350	350	137
(Sale)/purchase of reserves in place	(12)	—	(12)	(6)
Discoveries and extensions	—	14	14	13
Production	(20)	(45)	(65)	(188)
End of year 2005	83	551	634	747

Revisions and improved recovery	4	236	240	140
(Sale)/purchase of reserves in place	(1)	—	(1)	(6)
Discoveries and extensions	—	—	—	10
Production	(15)	(46)	(61)	(181)

End of year 2006	71	741	812	710

(1)	Proved developed and undeveloped reserves reported on this table represent net reserves. Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(2)	Heavy oil reserves typically are represented by crude oils with a viscosity of greater than 10,000 cP and recovered through enhanced thermal operations. Currently, the company’s heavy oil reserves are from the Cold Lake production operations.

     The information on the previous page describes changes during the years and balances of proved oil and gas and reserves at year-end 2004, 2005 and 2006. The definitions used for oil and gas reserves are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X, paragraphs (2), (3) and (4).
     Crude oil and natural gas reserve estimates, are based on geological and engineering data, which have demonstrated with reasonable certainty that these reserves are recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Beginning in 2004, the year-end reserves volumes as well as the reserves change categories shown in the proved reserves tables are calculated using December 31 prices and costs. These reserves quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Regulations preclude the company from showing in this document the reserves that are calculated in a manner which is consistent with the basis that the company uses to make its investment decisions. The use of year-end prices for reserves estimation introduces short-term price volatility into the process since annual adjustments are required based on prices occurring on a single day. The company believes that this approach is inconsistent with the long-term nature of the natural resources business where production from individual projects often spans multiple decades. The use of prices from a single date is not relevant to the investment decisions made by the company and annual variations in reserves based on such year-end prices are not of consequence to how the business is actually managed.
     Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in year-end prices and costs that are used in the determination of reserves. This category can also include changes associated with the performance of improved recovery projects and significant changes in either development strategy or production equipment/facility capacity.
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
     Reserves data do not include crude oil and natural gas, such as those discovered in the Beaufort Sea-Mackenzie Delta and the Arctic islands, or the heavy oil and oil sands, other than reserves attributable to commercial phases of Cold Lake production operations.
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
Net proved developed and undeveloped reserves of crude oil and natural gas as of December 31 (1)

	2006	2005	2004	2003	2002
	(millions)
Crude Oil:
Conventional
Cubic metres	11	13	18	20	23
Barrels	71	83	115	126	146
Heavy Oil
Cubic metres	118	88	37	121	127
Barrels	741	551	232	763	801
Total
Cubic metres	129	101	55	141	150
Barrels	812	634	347	889	947
Natural Gas			(billions)
Cubic metres	20	21	22	29	35
Cubic feet	710	747	791	1,023	1,224

(1)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both.

Net proved developed reserves of crude oil and natural gas as of December 31(1)

	2006	2005	2004	2003	2002
	(millions)
Crude Oil:
Conventional
Cubic metres	11	13	18	19	22
Barrels	71	81	111	121	139
Heavy Oil
Cubic metres	80	58	37	63	49
Barrels	501	368	232	398	308
Total
Cubic metres	91	71	55	82	71
Barrels	572	449	343	519	447
Natural Gas			(billions)
Cubic metres	17	18	20	24	27
Cubic feet	608	643	704	859	959

(1)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both.
Standardized measure of discounted future net cash flows related to proved oil and gas reserves
     As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment and remediation obligations. The company believes the standardized measure does not provide a reliable estimate of the company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, including year end prices, which represent a single point in time and therefore may cause significant variability in cash flows from year to year as prices change. The table below excludes the company’s interest in Syncrude.

	2006	2005	2004
	(millions of dollars)
Future cash flows	$36,751	$21,911	$11,625
Future production costs	(16,290)	(11,376)	(3,123)
Future development costs	(2,633)	(2,039)	(1,492)
Future income taxes	(5,039)	(2,777)	(2,260)

Future net cash flows	12,789	5,719	4,750
Annual discount of 10 percent for estimated timing of cash flows	(6,374)	(1,405)	(1,433)

Discounted future net cash flows	$6,415	$4,314	$3,317

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

	2006	2005	2004
	(millions of dollars)

Balance at beginning of year	$4,314	$3,317	$4,738
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(2,839)	(2,650)	(2,240)
Net changes in prices, development costs and production costs	4,221	3,343	(3,692)
Extensions, discoveries, additions and improved recovery, less related costs	(4)	(513)	(43)
Development costs incurred during the year	411	272	345
Revisions of previous quantity estimates	87	660	1,838
Accretion of discount	568	417	663
Net change in income taxes	(343)	(532)	1,708

Net change	2,101	997	(1,421)

Balance at end of year	$6,415	$4,314	$3,317

     Within the past 12 months, the company has not filed oil and gas reserve estimates with any authority or agency of the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     As indicated in the certifications in Exhibit 31.1 and 31.2 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are appropriate and effective for the purpose of ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report is being prepared.
     Reference is made to page F-2 of this report for management’s report on internal control over financial reporting.
     Reference is made to page F-2 of this report for the report of the independent registered public accounting firm on management’s assessment on internal control over financial reporting.
     There has not been any change in the company’s internal control over financial reporting that occurred during the company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The company currently has eight directors. Each director is elected to hold office until the close of the next annual meeting.
     Each of the eight directors listed below has been nominated for re-election at the annual meeting of shareholders to be held May 1, 2007. All of the nominees are now directors and have been since the dates indicated.
     The following table provides information on the nominees for election as directors.

	Last major
	position or office with the
Name and current principal	company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings (3)(4)(5)

R.L. (Randy) Broiles	Global planning manager,	July 21, 2005	Common shares of
Senior vice-president,	ExxonMobil Production		Imperial Oil Limited	5,000
resources division,	Company		Deferred share units of
Imperial Oil Limited			Imperial Oil Limited	0
			Restricted stock units of
			Imperial Oil Limited	0
			Shares of Exxon Mobil
			Corporation(6)	59,641

T.J. (Tim) Hearn	President,	January 1, 2002	Common shares of
Chairman, president and	Imperial Oil Limited		Imperial Oil Limited	92,597
chief executive officer,			Deferred share units of
Imperial Oil Limited			Imperial Oil Limited	305
			Restricted stock units of
			Imperial Oil Limited	681,400
			Shares of
			Exxon Mobil Corporation	10,106

J.M. (Jack) Mintz	—	April 21, 2005	Common shares of
Professor, Joseph L. Rotman			Imperial Oil Limited	1,000
School of Management,			Deferred share units
University of Toronto (1)(2)			of Imperial Oil Limited	394
			Restricted stock units
			of Imperial Oil Limited	6,000
			Shares of
			Exxon Mobil Corporation	0

R. (Roger) Phillips	—	April 23, 2002	Common shares of
Retired president and			Imperial Oil Limited	9,000
chief executive officer,			Deferred share units of
IPSCO Inc.			Imperial Oil Limited	13,503
(steel manufacturing)(1)(2)			Restricted stock units
			of Imperial Oil Limited	11,625
			Shares of
			Exxon Mobil Corporation	2,000
(Table continued on following page)

	Last major
	position or office with the
Name and current principal	company or Exxon Mobil
occupation or employment	Corporation	Director since	Holdings(3)(4)(5)

J.F. (Jim) Shepard	—	October 21, 1997	Common shares of
Retired chairman and			Imperial Oil Limited	9,000
chief executive officer,			Deferred share units of
Finning International Inc.			Imperial Oil Limited	21,428
(sale, lease, repair and			Restricted stock units of
financing of heavy			Imperial Oil Limited	11,625
equipment)(1)(2)			Shares of
			Exxon Mobil Corporation	0

P.A. (Paul) Smith	Corporate finance manager,	February 1, 2002	Common shares of
Controller and	Exxon Mobil Corporation		Imperial Oil Limited	13,371
senior vice-president,			Deferred share units of
finance and administration,			Imperial Oil Limited	0
Imperial Oil Limited(2)			Restricted stock units of
			Imperial Oil Limited	192,000
			Shares of
			Exxon Mobil Corporation	1,190

S.D. (Sheelagh) Whittaker	—	April 19, 1996	Common shares of
Retired managing director,			Imperial Oil Limited	9,000
Electronic Data Systems			Deferred share units of
Limited (business and			Imperial Oil Limited	28,957
information technology			Restricted stock units of
services)(1)(2)			Imperial Oil Limited	11,625
			Shares of
			Exxon Mobil Corporation	0

V.L. (Victor) Young	—	April 23, 2002	Common shares of
Corporate director of several			Imperial Oil Limited	10,250
corporations (1)(2)			Deferred share units of
			Imperial Oil Limited	4,961
			Restricted stock units
			of Imperial Oil Limited	11,625
			Shares of Exxon Mobil
			Corporation	0

(1)	Member of audit committee; member of environment, health and safety committee; member of executive resources committee; and member of nominations and corporate governance committee.
(2)	Member of Imperial Oil Foundation board of directors
(3)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company, has been provided by the nominees individually.
(4)	The company’s plans for deferred share units and restricted stock units for selected employees and nonemployee directors are described on page 45 and pages 46 and 47, respectively.
(5)	The numbers for restricted stock units and deferred share units represent the total of the restricted stock units and deferred share units received in 2006 after the three-for-one share split in May 2006, plus three times the number of restricted stock units and deferred share units granted before the share split and still held by the director.
(6)	R.L. Broiles holds 16,641 common shares and 43,000 restricted shares of Exxon Mobil Corporation.
     The ages of the directors, nominees for election as directors, and the five senior executives of the company are: Randy L. Broiles 49, Timothy J. Hearn 62, Jack M. Mintz 55, Roger Phillips 67, James F. Shepard 68, Paul A. Smith 53, Sheelagh D. Whittaker 59, Victor L. Young 61, Rob F. Lipsett 60, and John F. Kyle 64.
     Certain of the directors hold positions as directors of other Canadian and U.S. reporting issuers as follows: Timothy J. Hearn — Royal Bank of Canada; Jack M. Mintz — Brookfield Asset Management Inc. and CHC Helicopter Corporation; Roger Phillips — Canadian Pacific Railway Company, Canadian Pacific Railway Limited, Cleveland-

Cliffs Inc. and The Toronto-Dominion Bank; Sheelagh D. Whittaker — CanWest Media Works Income Fund; and Victor L. Young — Bell Aliant Regional Communications Income Fund, BCE Inc. and Royal Bank of Canada.
     All of the directors and nominees for election as directors, except for Jack M. Mintz and Sheelagh D. Whittaker have been engaged for more than five years in their present principal occupations or in other executive capacities with the same firm or affiliated firms. During the five preceding years, Jack M. Mintz was president and chief executive officer of The C.D. Howe Institute until he retired in July 2006 and Sheelagh D. Whittaker was managing director of Electronic Data Systems until she retired in November 2005.
The following table provides information on the senior executives of the company.

Name and Office	Office held since
Timothy J. Hearn	April 23, 2002
chairman of the board, president
and chief executive officer

Paul A. Smith	February 1, 2002
controller and senior vice-president,
finance and administration

Randy L. Broiles	July 1, 2005
senior vice-president, resources division

Rob F. Lipsett	October 1, 1999
vice-president, human resources

John F. Kyle	June 1, 1991
vice-president and treasurer
     All of the above senior executives have been engaged for more than five years at their current occupations or in other executive capacities with the company or its affiliates. All senior executives hold office until their appointment is rescinded by the directors, or by the chief executive officer.
Audit committee
     The company has an audit committee of the board of directors. The following directors are the members of the audit committee: R. Phillips, J.F. Shepard, S.D. Whittaker, V.L. Young, and J.M. Mintz.
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
Code of ethics
     The company has a code of ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics consists of the company’s ethics policy, conflicts of interest policy, corporate assets policy, directorships policy, and procedures and open door communication. Those documents are available at the company’s web site www.imperialoil.ca.
Item 11. Executive Compensation.
Composition of the company’s compensation committee
     The executive resources committee of the board of directors, composed of the independent directors, is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers reporting directly to that position. In addition to compensation matters, the committee is also responsible for succession plans and appointments to senior executive and officer positions, including the chief executive officer. During 2006, the membership of the executive resources committee was as follows:
R. Phillips — Chair
V.L. Young — Vice-chair
J.F. Shepard
S.D. Whittaker
J.M. Mintz
     T.J. Hearn periodically attends meetings at the request of the committee.
Executive Resources Committee Report on Executive Compensation
     Compensation Discussion and Analysis
     The company’s executive compensation program is designed to reinforce the company’s orientation toward career employment and individual performance. It acknowledges the long-term nature of the company’s business and its philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success. The compensation program emphasizes competitive salaries and performance-based incentives as the primary instruments to develop and retain key personnel.
     The assessment of individual performance is conducted through the company’s employee appraisal program. The appraisal program is a disciplined annual program that assesses business performance measures relevant to each employee, including the means by which performance is achieved, and involves comparative ranking of employee performance using a standard process throughout the organization and at all levels. The appraisal program is integrated with the compensation program and also with the executive development process which has been in place for more than 50 years and is the basis for planning individual development and succession planning for management positions.
     In establishing compensation for the company’s senior executives, the executive resources committee relies on market comparisons to a group of 25 major Canadian companies with revenues in excess of $1 billion a year. These market comparisons are prepared by independent external compensation consultants. On a case-by-case basis, depending on the scope of market coverage represented by a particular comparison, compensation is targeted to a range between the mid-point and the upper quartile of comparable employers, reflecting the company’s emphasis on quality management.
     The company’s executive compensation program is composed of base salaries, cash bonuses and medium/long-term incentive compensation.
     Base Salary
     The company’s salary ranges for executives were increased by 1.5 percent in 2005, 2.5 percent in 2006 and eight percent in 2007. The larger increase in 2007 was required to maintain the company’s competitive position on salaries in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement.
     Cash Bonus
     Cash bonuses are typically granted to about 80 executives to reward their contributions to the business during the past year. Bonuses are drawn from an aggregate bonus pool established annually by the executive resources committee based on the company’s financial and operating performance.
     In 2006, the overall bonus pool was increased by 7.5 percent over the previous year to reflect improved financial results and operating performance. In relation to this, the company’s net income for 2006 was a record $3.044 billion (up 17 percent ), return on shareholders’ equity was 44 percent, return on capital employed was 36 percent and total annual shareholders’ return was 13 percent. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.
     Medium/Long-Term Incentive Compensation
     A medium-term incentive compensation plan, called the earnings bonus unit plan, was introduced in 2001 and continues in use today. This plan is made available to selected executives to promote individual contribution to sustained improvement in the company’s business performance and shareholder value. Earnings bonus units are generally equal to and granted in tandem with cash bonuses to approximately 80 executives annually. In 2006, each earnings bonus unit entitles the recipient to receive an amount equal to the company’s cumulative net earnings per common share as announced each quarter beginning after the grant. Payout occurs after the fifth anniversary of the grant, or when the maximum settlement value per unit is reached, if earlier. If after five years the maximum payout has not been reached, payout will be prorated. In 2006, similar to the cash bonus pool, the earnings bonus units pool was increased by 7.5 percent over the previous year.

     In December 2002, the company introduced a restricted stock unit plan, which is the company’s long-term incentive compensation plan. The purpose of the plan is to align the interests of selected employees and non employee directors directly with the interests of shareholders. The restricted stock unit plan is a straightforward, primarily cash-based approach to long-term incentive compensation.
     Grant level guidelines for the restricted stock unit program are generally held constant for long periods of time. In 2006, the guidelines were reviewed in light of the company’s three-for-one share split. Given the significant appreciation in the company’s share price over the past several years, restricted stock unit guidelines were adjusted on a two-for-one basis rather than the three-for-one share split. This had the effect of reducing grant values compared to earlier years.
     Each unit granted in 2006 entitles the recipient to receive from the company, upon exercise, an amount equal to the five day average of the closing price of the company’s shares preceding the exercise dates. Fifty percent of the units will be exercised by the company on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. Recipients may receive the proceeds of the seventh year exercise as either one common share per unit or elect a cash payment. The company also pays the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the company on a common share of the company.
     In 2006, 964 employees were granted restricted stock units, including 92 executives.
CEO compensation
     T.J. Hearn’s salary is currently assessed to be within the range of the competitive target for the company’s chairman, president and chief executive officer, namely, between the median and upper quartile of the competitive market. The target is consistent with the executive resources committee’s view that the chairman, president and chief executive officer’s salary should be above the average of salaries for chief executive officers of major Canadian companies, reflecting the company’s executive development philosophy and the significance placed on experience and judgment in leading a large, complex operation.
     In the case of T.J. Hearn, the committee’s approach to cash bonuses is based on the company’s financial and operating performance and on the committee’s assessment of T.J. Hearn’s effectiveness in leading the organization. The continuing progress being made in focusing the organization on advancing key strategic interests, safety, environmental performance, productivity, cost effectiveness and asset management were primary considerations in determining a cash bonus for the chairman, president and chief executive officer. T.J. Hearn’s cash bonus was increased by 11 percent in 2006 to reflect his effectiveness in the position, the company’s record financial performance and comparisons to other leading Canadian employers.
     With respect to the company’s medium term incentive program, the committee similarly awarded Mr. Hearn an 11 percent increase in his earnings bonus unit award compared to 2005 for the same reasons noted above for Mr. Hearn’s cash bonus award.
     For 2006, the committee adjusted the restricted stock unit grant for T.J. Hearn on an approximately two-for-one basis, as compared to the share split of three-for-one. This was consistent with the treatment for all other high performing executives and had the effect of reducing the award value on the grant date for T.J. Hearn.
Directors’ compensation
     Directors’ fees are paid only to non-employee directors. For 2006, non-employee directors were paid an annual retainer of $35,000 and 3,000 restricted stock units for their services as directors, plus an annual retainer of $4,500 for each committee on which they served, an additional $5,000 for serving as chair of a committee and $2,000 for each board and board committee meeting attended. The restricted stock units issued to non-employee directors have the same features as the restricted stock units for selected key employees described on pages 46 and 47.
     Starting in 1999, the non-employee directors have been able to receive all or part of their directors’ fees in the form of deferred share units for non-employee directors. The purpose of the deferred share unit plan for non-employee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. This plan is described on page 45.
     While serving as directors in 2006, the aggregate cash remuneration paid to non-employee directors, as a group, was $418,125, and they received an additional 4,953 deferred share units, based on an aggregate of $234,375 of cash remuneration elected to be received as deferred share units. The non-employee directors, as a group, received an additional 444 deferred share units granted as the equivalent to the cash dividend paid on company shares during 2006 for previously granted deferred share units. In addition, the non-employee directors received 15,000 restricted stock units.

Senior executive compensation
Summary Compensation Table
     The following table shows the compensation for the chairman, president and chief executive officer and the four other senior executives of the company who were serving as senior executives at the end of 2006. This information includes the dollar value of base salaries, cash bonus awards, and units of other long term incentive compensation and certain other compensation.

		Annual Compensation			Long-Term Compensation
					Awards				Payouts
						Shares or	Shares or
					Securities	Units	Units
					under	Subject to	Subject to
				Other Annual	options/	Resale	Resale	LTIP	All Other	Total
Name and			Bonus	Compensation	SARs	Restrictions	Restrictions	Payouts	Compensation	Compensation
Principal		Salary	(2)	(3)	Granted (4)	(5)(6)	(5)(6)	(7)	(8)	(9)
Position	Year	($)	($)	($)	(#)	(#)	($)	($)	($)	($)

T.J.Hearn	2006	1,140,000	1,000,050	562,665	—	130,000	5,623,800	900,000	34,200	9,260,801
Chairman,						restricted
president and						stock units
chief executive						2	86
officer						deferred
						share units
	2005	1,100,000	900,000	385,028	—	193,200	7,432,404	870,000	33,000	10,720,52
						restricted
						stock units
						3	94
						deferred
						share units
	2004	1,000,000	872,266	246,249	—	193,200	4,582,060	750,000	30,000	7,487,609
						restricted
						stock units
						300	7,034
						deferred
						share units

P.A. Smith	2006	404,167	197,267	111,279	—	35,100	1,518,426	193,050	24,250	2,448,439
Controller and						restricted
senior vice-						stock units
president,	2005	398,333	193,675	87,198	—	55,200	2,123,544	193,125	23,900	3,019,775
finance and						restricted
administration						stock units
	2004	378,333	193,600	67,022	—	57,900	1,373,195	183,000	22,700	2,217,850
						restricted
						stock units

R.L. Broiles (1)	2006	U.S. 325,083	U.S. 159,200	U.S. 421,481	—	11,000	U.S. 815,760	U.S. 140,513	U.S. 21,705	U.S. 1,883,742
Senior vice-						restricted
president,						stock units
resources	2005	U.S. 159,000	U.S. 140,500	U.S. 112,214	—	11,000	U.S. 641,740	U.S. 116,253	U.S. 10,175	U.S. 1,179,882
division (from						restricted
July 1,2005)						stock units

R.F. Lipsett	2006	364,583	191,406	140,106	—	28,800	1,245,888	178,650	10,938	2,131,571
Vice-president,						restricted
human						stock units
resources	2005	360,000	178,850	107,810	—	42,300	1,627,281	178,500	10,800	2,463,241
						restricted
						stock units
	2004	340,000	179,000	78,581	—	47,100	1,117,055	166,700	10,200	1,891,536
						restricted
						stock units

J.F. Kyle	2006	365,000	119,145	124,081	—	20,800	899,808	112,500	21,900	1,642,434
Vice-president						restricted
and treasurer						stock units
	2005	364,166	112,500	90,821	—	33,900	1,304,133	171,375	21,850	2,064,845
						restricted
						stock units
	2004	359,583	172,105	74,585	—	39,600	939,180	171,000	21,575	1,738,028
						restricted
						stock units

(1)	R.L. Broiles has been on a loan assignment from Exxon Mobil Corporation since July 1, 2005. His compensation was paid to him directly by Exxon Mobil Corporation in United States dollars, and is disclosed in United States dollars. Also, he received employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for the compensation paid and employee benefits provided to him.

(2)	Any part of bonus elected to be received as deferred share units is excluded.

(3)	Amounts under “Other Annual Compensation”, except for R.L. Broiles, consist of dividend equivalent payments on restricted stock units, interest paid in respect of deferred payments of bonuses and earnings bonus units and any costs associated with the personal use of the company aircraft. There is no tax assistance from the company for taxes related to personal use of the company aircraft. In 2006, the dividend equivalent payments were $195,792 for T.J. Hearn, $55,308 for P.A. Smith, $44,628 for R.F. Lipsett and $38,112 for J.F. Kyle. In 2006, the interest paid in respect of deferred payments of bonuses and earnings bonus units was $228,293 for T.J. Hearn, $10,971 for P.A. Smith, $58,746 for R.F. Lipsett and $37,185 for J.F. Kyle. Also included is an earned benefits allowance. The earned benefits allowance in 2006 was $90,000 for T.J. Hearn, $45,000 for P.A. Smith, $35,000 for R.F. Lipsett and $35,000 for J.F. Kyle. For R.L. Broiles, the U.S. dollar amounts are the net payments by Exxon Mobil Corporation on account of Canadian income taxes and other compensation for assignment outside of the United States. Each year while on assignment, R.L. Broiles paid to Exxon Mobil Corporation amounts that were approximate to the income taxes that would have been imposed if he was resident in his originating country of employment. For R.L. Broiles, the amount includes dividend equivalent payments on restricted stock from Exxon Mobil Corporation.

(4)	The company has not granted stock options since 2002. The stock option plan is described on page 46.

(5)	These values include the number of units granted under the company’s restricted stock unit plan and deferred share unit plan for selected executives described on pages 46 and 47 and page 45, respectively. The number of restricted stock units and deferred share units for 2006 are the number of units actually received. The numbers shown for restricted stock units and deferred share units for 2004 and 2005 represent three times the number of restricted stock units and deferred share units received in those years before the three-for-one share split in May 2006. The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The closing price on the date of grant of the restricted stock units was $23.72 in 2004, $38.47 in 2005 and $43.26 for 2006 (all on a post-split basis). The values of the deferred share units shown are the number of units multiplied by the closing price of the company’s shares for the five consecutive days before the grant of the deferred share unit. T.J. Hearn is the only senior executive who holds deferred share units. R.L. Broiles participates in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.L. Broiles was granted 11,000 restricted shares in 2006, whose value on the date of grant (November 28, 2006) was $815,760 U.S., based on a closing price of Exxon Mobil Corporation shares on the date of grant of $74.16 U.S.

(6)	The table below shows the number and value of restricted stock units and deferred share units held as of December 31, 2006. The numbers for restricted stock units and deferred share units represent the total of the restricted stock units and deferred share units received in 2006 after the three-for-one share split in May 2006, plus three times the number of restricted stock units and deferred share units received before the share split and still held by the employee. The closing price on December 31, 2006 was $42.93. R.L. Broiles participates in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.L. Broiles holds 43,000 restricted shares whose value on December 31, 2006 was $3,295,090 U.S. based on a closing price for Exxon Mobil Corporation shares on December 31, 2006 of $76.63 U.S.

	Restricted Stock Units		Deferred Share Units
Name	Total (#)	Total ($)	Total (#)	Total ($)

T.J. Hearn	681,400	29,252,502	305	13,094
P.A. Smith	192,000	8,242,560	0	0
R.L. Broiles	–	–	–	–
R.F. Lipsett	154,650	6,639,125	0	0
J.F. Kyle	127,300	5,464,989	0	0

(7)	Payouts were from 2005 earnings bonus unit that reached maximum value of $4.50 per unit in 2006. That plan is described on page 46. R.L. Broiles participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan.

(8)	Amounts under “All Other Compensation”, except for R.L. Broiles, are the company’s contributions to the savings plan, which is a plan available to all employees. Under one of the options of that plan to which the senior executives subscribe, except for R.L. Broiles, the company matched employee contributions up to six percent of base salary per year; however, an employee may elect to receive an enhanced pension under the company’s pension plan by foregoing three percent of the company’s matching contributions. The plan is intended to be primarily for retirement savings, although employees may withdraw their contributions prior to retirement. For R.L. Broiles, the amount is Exxon Mobil Corporation’s contributions to its employee savings plan.

(9)	“Total Compensation” for each of 2004, 2005 and 2006 consists of the total dollar value of Salary, Bonus, Other Annual Compensation, Shares or Units Subject to Resale Restrictions, LTIP Payouts and All Other Compensation for each such year.

Earnings Bonus Unit Plan — awards in most recently completed financial year
     The following table provides information on earnings bonus units granted in 2006 to the named senior executives. The earnings bonus unit plan is described in more detail on page 46.

		Performance
	Securities	or Other	Estimated Future Payouts Under
	Units or	Period Until	Non-Securities-Price Based Plans
	Other Rights	Maturation or	Threshold	Target	Maximum
Name	(#)	Payout (1)	($)	($)(2)	($)(2)
T.J. Hearn	571,400	Nov. 20, 2011	0	1.75	1.75
P.A. Smith	112,700	Nov. 20, 2011	0	1.75	1.75
R.L. Broiles(3)	—	—	—	—	—
R.F. Lipsett	109,200	Nov. 20, 2011	0	1.75	1.75
J.F. Kyle	68,000	Nov. 20, 2011	0	1.75	1.75

(1)	Payment will be made earlier when the cumulative net earnings per outstanding common share reach the maximum settlement value per unit prior to the fifth anniversary of the grant date.
(2)	This is the maximum settlement value payable per earnings bonus unit granted in 2006.
(3)	R.L. Broiles participates in Exxon Mobil Corporation’s earnings bonus unit plan which is similar to the company’s earnings bonus unit plan. In 2006, R.L Broiles was granted 37,474 units under that plan for which the maximum settlement value payable per earnings bonus unit is $4.25 U.S.
Aggregated option/SAR exercises during the most recently completed financial year and financial year end option/SAR values
     The following table provides information on the exercise in 2006 and the aggregate holdings at the end of 2006 of incentive share units (referred to in the table as “SARs”) by the named senior executives. The incentive share unit plan is described in more detail on page 45. The number of incentive share units in the table below is equal to three times the number of incentive share units held before the three-for-one share split in May 2006.

					Value of
					Unexercised
			Unexercised		in-the-Money
			Options/SARs		Options/SARs
			at Financial		at Financial
	Securities	Aggregate	Year End		Year End
	Acquired	Value	(#)		($)
	on Exercise	Realized		Unexercisable		Unexercisable
Name	(#)	($)	Exercisable	(1)	Exercisable	(1)
T.J. Hearn	—	948,300	90,000	0	2,693,700	0
P.A. Smith	—	0	135,000	0	4,202,550	0
R.L. Broiles	—	—	—	—	—	—
R.F. Lipsett	—	1,103,750	37,500	0	1,122,375	0
J.F. Kyle	—	0	0	0	0	0

(1)	Unexercisable units are units for which the conditions for exercise have not been met.

     The following table provides information on the exercise in 2006 and the aggregate holdings at the end of 2006 of stock options by the named senior executives. The stock option plan is described in more detail on page 46.

					Value of
					Unexercised
			Unexercised		in-the-Money
			Options/SARs		Options/SARs
			at Financial		at Financial
	Securities	Aggregate	Year End		Year End
	Acquired	Value	(#) (1)		($)
	on Exercise	Realized		Unexercisable		Unexercisable
Name	(#) (1)	($)	Exercisable	(2)	Exercisable	(2)
T.J. Hearn	12,000	296,948	165,000	0	4,525,950	0
P.A. Smith	0	0	75,000	0	2,057,250	0
R.L. Broiles (3)	—	—	—	—	—	—
R.F. Lipsett	0	0	75,000	0	2,057,250	0
J.F. Kyle	30,000	871,083	57,000	0	1,563,510	0

(1)	The number for the stock options represents three times the number of stock options granted before the three-for-one share split in May 2006 and still held by the employee.
(2)	Unexercisable units are units for which the conditions for exercise have not been met.
(3)	At the end of 2006, R.L. Broiles held options to acquire 111,994 Exxon Mobil Corporation shares of which all options were exercisable. The value of R.L. Broiles’ exercisable options was $4,390,984 U.S. at the end of 2006. In 2006, R.L. Broiles exercised 11,078 options and realized an aggregate value of $479,265 U.S.
Details of long-term and medium-term incentive compensation
     Consistent with the company’s compensation philosophy of being performance driven, long-term incentive compensation is granted to retain selected employees and reward them for high performance.
     The assessment of employee performance is conducted through the company’s appraisal program. The appraisal program is a disciplined annual program that assesses business performance measures relevant to eligible employees and involves ranking of employee performance using a consistent process throughout the organization at all levels. The number of units received by each employee is tied to the performance of the employee in achieving these business performance measures. The scope of the company program is determined by the overall performance of the company each year.
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
     In 1998, an additional form of long-term incentive compensation (“deferred share units”) was made available to selected executives whose decisions are considered to have a direct effect on the long term financial performance of the company. They can elect to receive all or part of their cash bonus compensation in the form of such units. The number of units granted to an executive is determined by dividing the amount of the executive’s bonus elected to be received as deferred share units by the average of the closing prices of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days (“average closing price”) immediately prior to the date that the bonus would have been paid to the executive. Additional units will be granted to recipients of these units, in respect of unexercised units, based on the cash dividend payable on the company shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient. An executive may not exercise these units until after termination of employment with the company and must exercise the units no later than December 31 of the year following termination of employment with the company. The units held must all be exercised on the same date. On the date of exercise, the cash value to be received for the units will be determined by multiplying the number of units exercised by the average closing price immediately prior to the date of exercise. In 2006, no executive elected to receive deferred share units.
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
     Starting in 2001, a medium-term incentive compensation plan was introduced, called the earnings bonus unit plan. This plan was made available to selected executives to promote individual contribution to sustained improvement in the company’s business performance and shareholder value. Each earnings bonus unit entitles the recipient to receive an amount equal to the company’s cumulative net earnings per common share as announced each quarter beginning after the grant. Payout occurs on the fifth anniversary of the grant or when the maximum settlement value per unit is reached, if earlier. If after five years the maximum settlement has not been reached, payout will be prorated.
     Under the stock option plan adopted by the company in April 2002, a total of 9,630,600 options, on a post share split basis, were granted to selected key employees on April 30, 2002 for the purchase of the company’s common shares at an exercise price of $15.50 per share on a post share split basis. All of the options are exercisable. Any unexercised options expire after April 29, 2012. As of February 15, 2007, there have been 4,139,439 common shares issued upon exercise of stock options and 5,426,811 common shares are issuable upon future exercise of stock options. The common shares that were issued and those that may be issued in the future represent about 1.0 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold 9.7 percent of the unexercised stock options.
     The maximum number of common shares that any one person may receive from the exercise of stock options is 165,000 common shares, which is about 0.02 percent of the currently outstanding common shares. Stock options may be exercised only during employment with the company except in the event of death, disability or retirement. Also, stock options may be forfeited if the company believes that the employee intends to terminate employment or if during employment or during the period of 24 months after the termination of employment the employee, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company. The company may determine that stock options will not be forfeited after the cessation of employment. Stock options cannot be assigned except in the case of death.
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
     In December 2002, the company introduced a restricted stock unit plan, which will be the primary long-term incentive compensation plan in future years. The purpose of the plan is to align the interests of the selected key employees and nonemployee directors directly with the interests of shareholders. Each unit entitles the recipient the right to receive from the company, upon exercise, an amount equal to the closing price of the company’s shares on the exercise dates. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the company on a common share of the company. The restricted stock unit plan was amended for units granted in 2002 and future years by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date. A total of 1,935,658 units were granted on December 4, 2006.
     There are 6,230,974 common shares issuable upon future exercise of restricted stock units, which represent about 0.66 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents have available, as a group, 19 percent of the common shares issuable under outstanding restricted stock units. The maximum number of common shares that any one person may receive from the exercise of outstanding restricted stock units is 423,200 common shares, which is about 0.04 percent of the currently outstanding common shares.
     Restricted stock units will be exercised only during employment except in the event of death, disability or retirement. Also, restricted stock units may be forfeited if the company believes that the employee intends to terminate employment or if during employment or during the period of 24 months after the termination of employment the employee, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company. The company may determine that restricted stock units will not be forfeited after the cessation of employment. Restricted stock units cannot be assigned. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit. Effective December 31, 2004, the restricted stock unit plan was amended by the company to provide that on retirement the company shall determine whether the employee’s restricted stock units will not be forfeited. Effective August 2, 2006, the restricted stock unit plan was amended by the company to change the exercise price under the plan from a single day’s closing price to a five-day average and to change exercise dates under the plan from December 31 to December 4 with respect to restricted stock units granted in prior years. Shareholder approval for these changes was not required by the Toronto Stock Exchange.
Payments to Employees Who Retire
Pension Plan Table

Remuneration for
determining
payments	Estimated undiscounted payments on retirement
on retirement	at the age of 65 after years of service indicated below ($)
($)	20 Years	25 Years	30 Years	35 Years	40 Years	45 Years
100,000	32,000	40,000	48,000	56,000	64,000	72,000
200,000	64,000	80,000	96,000	112,000	128,000	144,000
300,000	96,000	120,000	144,000	168,000	192,000	216,000
400,000	128,000	160,000	192,000	224,000	256,000	288,000
500,000	160,000	200,000	240,000	280,000	320,000	360,000
600,000	192,000	240,000	288,000	336,000	384,000	432,000
800,000	256,000	320,000	384,000	448,000	512,000	576,000
1,000,000	320,000	400,000	480,000	560,000	640,000	720,000
1,500,000	480,000	600,000	720,000	840,000	960,000	1,080,000
2,000,000	640,000	800,000	960,000	1,120,000	1,280,000	1,440,000
2,500,000	800,000	1,000,000	1,200,000	1,400,000	1,600,000	1,800,000
3,000,000	960,000	1,200,000	1,440,000	1,680,000	1,920,000	2,160,000
3,500,000	1,120,000	1,400,000	1,680,000	1,960,000	2,240,000	2,520,000
4,000,000	1,280,000	1,600,000	1,920,000	2,240,000	2,560,000	2,880,000
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
     The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 42 corresponds generally to the salary, bonus compensation and bonus compensation amount elected to be received as deferred share units in that table. The aggregate maximum settlement value that could be paid for earnings bonus units granted shown in the table on page 44 is also included in the employee’s “final three year average earnings” for the year of grant of such units. As of February 15, 2007, the number of completed years of service with Imperial Oil Limited used to determine payments on retirement was 40 for T.J. Hearn, 26 for P.A. Smith, 37 for R.F. Lipsett and 30 for J.F. Kyle.
     R.L. Broiles is not a member of the company’s pension plan, but is a member of Exxon Mobil Corporation’s pension plan. Under that plan, R.L. Broiles has 27 years of service and he will receive a pension payable in U.S. dollars. The remuneration used to determine the payment on retirement to him also corresponds generally to his salary extended on a full year basis and bonus compensation in the summary compensation table on page 42, which total may be applied to the pension plan table above but with the dollars in that table representing U.S. rather than Canadian dollars.

Executive Pension Value Disclosure (1) (2)

		Accrued	Annual Pension
	Current 2006	Obligations at	Benefit Payable at	Age		Normal
	Service Cost ($)	Dec. 31, 2006	age 65	(at Dec. 31,	Credited	Retirement
Name	(3)	(4)	(5)	2006)	Service	Age
T.J. Hearn	593,000	25,575,000	2,185,400	62	40	65
P.A. Smith	144,100	3,930,000	481,600	53	26	65
R.L. Broiles	—	—	—	49	27	65
R.F. Lipsett	144,200	5,618,000	509,100	60	37	65
J.F. Kyle	91,900	3,706,000	298,900	64	30	65

(1)	Pension benefits reflected in these tables do not vest until the named executive officer reaches age 55. In the case of T.J. Hearn, R.F. Lipsett and J.F. Kyle, their accrued pension to date is already vested.
(2)	Amounts shown include pension benefits under Imperial Oil Limited’s registered pension plan and supplemental retirement plans, other than for R.L. Broiles, who participates in Exxon Mobil Corporation’s pension plan and supplemental pension plan. Under Exxon Mobil Corporation’s pension plan and supplemental pension plan, R.L. Broiles’ current 2006 service cost was $139,963 U.S., the accrued obligations at December 31, 2006 with respect to R.L. Broiles was $1,232,150 U.S. and his annual pension benefit payable at age 65 will be $412,000 U.S.
(3)	Service cost is the value of the projected pension for the calendar year 2006. Amounts shown are consistent with disclosure in Note 6 of the 2006 Consolidated Financial Statements.
(4)	Accrued obligation is the value of the projected pension earned for service to December 31, 2006. The accrued obligation increases with age and is significantly impacted by changes in the discount rate. Amounts shown are consistent with disclosure in Note 6 of the 2006 Consolidated Financial Statements.
(5)	Amounts in this column are based on current compensation levels and assume accrued years of service to age 65 for each of the named executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     To the knowledge of the management of the company, the only shareholder who, as of February 15, 2007, owned beneficially, or exercised control or direction over, more than five percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 661,175,328 common shares, representing 69.6 percent of the outstanding voting shares of the company.
     Reference is made to the security ownership information under the preceding Items 10 and 11. As of February 15, 2007, R.F. Lipsett was the owner of 4,163 common shares of the company, held options to acquire 75,000 common shares of the company and held 154,650 restricted share units of the company. As of February 15, 2006, J.F. Kyle was the owner of 12,215 common shares of the company, held options to acquire 57,000 common shares of the company and held 127,300 restricted share units of the company.
     The directors and the senior executives of the company consist of 10 persons, who, as a group, own beneficially 155,346 common shares of the company, being approximately 0.02 percent of the total number of outstanding shares of the company, and 72,937 shares of Exxon Mobil Corporation. This information not being within the knowledge of the company has been provided by the directors and the senior executives individually. As a group, the directors and senior executives of the company held options to acquire 372,000 common shares of the company and held restricted stock units to acquire 1,196,225 common shares of the company, as of February 15, 2007.

Equity Compensation Plan Information
     The following table provides information on the common shares of the company that may be issued as of the end of 2006 pursuant to compensation plans of the company.

			Number of securities
	Number of securities to		remaining available for future
	be issued upon exercise	Weighted-average	issuance under equity
	of outstanding options,	exercise price of	compensation plans (excluding
	warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
	(3)	($)	(3)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,527,665	15.50	0

Equity compensation plans not approved by security holders (2)	6,236,404	—	4,263,596

Total	11,764,069	15.50	4,263,596

(1)	This is a stock option plan, which is described on page 46.
(2)	This is a restricted stock unit plan, which is described on page 46 and 47.
(3)	The number of securities reserved for the stock option plan represents three times the number of stock options granted before the three-for-one share split in May 2006 and still outstanding. The number of securities reserved for the restricted stock unit plan represent the securities reserved for restricted stock units issued in 2006 after the three-for-one share split in May 2006, plus three times the number of securities reserved for restricted stock units issued before the share split and still outstanding. The weighted average exercise price of the outstanding stock options of $15.50 was determined on a post share split basis.
Item 13. Certain Relationships and Related Transactions.
     On June 23, 2005, the company implemented another 12-month “normal course” share-purchase program under which it purchased 50,251,542 of its outstanding shares between June 23, 2005 and June 22, 2006. On June 23, 2006, another 12-month “normal course” program was implemented under which the company may purchase up to 48,772,466 of its outstanding shares, less any shares purchased by the employee savings plan and company pension fund. Exxon Mobil Corporation participated by selling shares to maintain its ownership at 69.6 percent. In 2006, such purchases cost $1,817 million, of which $1,247 million was received by Exxon Mobil Corporation.
     During 2003, the company borrowed $818 million from an affiliated company of Exxon Mobil Corporation under two long term loan agreements at interest equivalent to Canadian market rates. Interest on the loans in 2006 was $34 million. The average effective interest rate for the loans was 4.2 percent for 2006.
     The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2006 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $4,292 million and $1,948 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of natural resources activities conducted jointly in Canada. The company has agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. During 2005, the company and an affiliate of Exxon Mobil Corporation in Canada agreed to operate their respective Western Canada production organizations as one single organization. Under the consolidation, the company will operate all Western Canada properties. There are no asset ownership changes.

Item 14. Principal Accountant Fees and Services.
Auditor Fees
     The aggregate fees of the company’s auditors for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2006 and December 31, 2005 were as follows:

Dollars (thousands)	2006	2005
Audit Fees	1,117	1,117
Audit-Related Fees	62	64
Tax Fees	815	770
All Other Fees	Nil	Nil

Total Fees	1,994	1,951

     Audit fees include the audit of the company’s annual financial statements, audit of management’s report on internal control over financial reporting, and a review of the first three quarterly financial statements in 2006.
     Audit-related fees include other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Reference is made to the Index to Financial Statements on page F-1 of this report.
The following exhibits numbered in accordance with Item 601 of Regulation S-K are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).
(4)	The company’s long term debt authorized under any instrument does not exceed 10 percent of the company’s consolidated assets. The company agrees to furnish to the Commission upon request a copy of any such instrument.
(10)	(ii)	(1)	Alberta Crown Agreement, dated February 4, 1975, relating to the participation of the Province of Alberta in Syncrude (Incorporated herein by reference to Exhibit 13(a) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(2)	Amendment to Alberta Crown Agreement, dated January 1, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(3)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(4)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(5)	Norman Wells Pipeline Agreement, dated January 1, 1980, relating to the operation, tolls and financing of the pipeline system from the Norman Wells field (Incorporated herein by reference to Exhibit 10(a)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(6)	Norman Wells Pipeline Amending Agreement, dated April 1, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 2-9259)).
		(7)	Letter Agreement clarifying certain provisions to the Norman Wells Pipeline Agreement, dated August 29, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(8)	Norman Wells Pipeline Amending Agreement, made as of February 1, 1985, relating to certain amendments ordered by the National Energy Board (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(9)	Norman Wells Pipeline Amending Agreement, made as of April 1, 1985, relating to the definition of “Operating Year” (Incorporated herein by reference to Exhibit (10)(ii)(9) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(10)	Norman Wells Expansion Agreement, dated October 6, 1983, relating to the prices and royalties payable for crude oil production at Norman Wells (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(11)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(12)	Amendment to Alberta Crown Agreement, dated January 1, 1986 (Incorporated herein by reference to Exhibit (10)(ii)(12) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).

	(13)	Amendment to Alberta Crown Agreement, dated November 25, 1987 (Incorporated herein by reference to Exhibit (10)(ii)(13) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).
	(14)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
	(15)	Amendment to Alberta Crown Agreement, dated August 1, 1991 (Incorporated herein by reference to Exhibit (10)(ii)(15) of the company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-12014)).
	(16)	Norman Wells Settlement Agreement, dated July 31, 1996. (Incorporated herein by reference to Exhibit (10)(ii)(16) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(17)	Amendment to Alberta Crown Agreement, dated January 1, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(17) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(18)	Norman Wells Pipeline Amending Agreement, dated December 12, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(18) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
	(19)	Norman Wells Pipeline 1999 Amending Agreement, dated May 1, 1999. (Incorporated herein by reference to Exhibit (10)(ii)(19) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014)).
	(20)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
	(21)	Amendment to Alberta Crown Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(21) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(22)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(23)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(24)	Amendment to Alberta Crown Agreement dated November 29, 1995 (Incorporated herein by reference to Exhibit (10)(ii)(24) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(iii)	(A) (1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
	(2)	Incentive Share Unit Plan and Incentive Share Units granted in 2001 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001. Units granted in 2000 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-12014); units granted in 1999 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014); units granted in 1998 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014); units granted in 1997 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-12014).

(3)	Deferred Share Unit Plan. (Incorporated herein by reference to Exhibit(10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).

(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).

(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).

(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).

(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).

(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).

(9)	Restricted Stock Unit Plan and general form for Restricted Stock Units, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).

(10)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(1) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).

(11)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(2) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).

(12)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(3) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).

(13)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and subsequent years, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(4) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).

(14)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 1, 2007 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K filed on February 2, 2007 (File No. 0-121014)).
(21)	Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2006.
(23)	(ii) (A) Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
     Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 27, 2007 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By	/s/ T.J. Hearn

(Timothy J. Hearn, Chairman of the Board,
President and Chief Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ T.J. Hearn (Timothy J. Hearn)	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul A. Smith (Paul A. Smith)	Controller and Senior Vice-President, Finance and Administration and Director (Principal Accounting Officer and Principal Financial Officer)

/s/ R.L. Broiles (Randy L. Broiles)	Director

/s/ J.M. Mintz (Jack M. Mintz)	Director

/s/ Roger Phillips (Roger Phillips)	Director

/s/ J.F. Shepard (James F. Shepard)	Director

/s/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/s/ V.L. Young	Director
(Victor L. Young)

INDEX TO FINANCIAL STATEMENTS

Pages in this
Report
Management’s report on internal control over financial reporting	F-2
Report of independent registered public accounting firm	F-2
Financial statements:
Consolidated statement of income for the years 2004, 2005 and 2006	F-3
Consolidated statement of cash flows for the years 2004, 2005 and 2006	F-4
Consolidated balance sheet as at December 31, 2005 and 2006	F-5
Consolidated statement of shareholders’ equity as at December 31, 2004, 2005 and 2006	F-6
Notes to the consolidated financial statements	F-7 — F-20

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management, including the company’s chief executive officer, and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ T.J. Hearn	/s/ Paul A. Smith

T.J. Hearn	P.A. Smith
Chairman, president and chief executive officer	Controller and senior vice-president, finance and administration
(Principal accounting officer and principal financial officer)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Imperial Oil Limited
     We have completed integrated audits of Imperial Oil Limited’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
     Consolidated financial statements
     In our opinion, the accompanying consolidated financial statements in the Form 10-K present fairly, in all material respects, the financial position of Imperial Oil Limited and its subsidiaries at December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP Chartered Accountants
Calgary, Alberta, Canada
February 27, 2007

Consolidated statement of income

millions of Canadian dollars
For the years ended December 31	2006	2005	2004

Revenues and other income
Operating revenues (a)(b)(c)	24,505	27,797	22,408
Investment and other income (note 10)(d)	283	417	52

Total revenues and other income	24,788	28,214	22,460

Expenses
Exploration	32	43	59
Purchases of crude oil and products (b)(e)	13,793	17,168	13,094
Production and manufacturing (f)	3,446	3,327	2,820
Selling and general	1,284	1,577	1,281
Federal excise tax (a)	1,274	1,278	1,264
Depreciation and depletion	831	895	908
Financing costs (note 14)(g)	28	8	7

Total expenses	20,688	24,296	19,433

Income before income taxes	4,100	3,918	3,027

Income taxes (note 5)	1,056	1,318	975

Net income	3,044	2,600	2,052

Per-share information (Canadian dollars)
Net income per common share — basic (note 12)	3.12	2.54	1.92
Net income per common share — diluted (note 12)	3.11	2.53	1.91
Dividends	0.32	0.31	0.29

(a)	Operating revenues include federal excise tax of $1,274 million (2005 — $1,278 million, 2004 — $1,264 million).
(b)	Amounts included in operating revenues for purchase/sale contracts with the same counterparty (associated costs are included in purchases of crude oil and products resulting in no impact to net income) are nil (2005 — $4,894 million, 2004 — $3,584 million), (note 1).
(c)	Operating revenues include amounts from related parties of $1,927 million (2005 — $1,325 million, 2004 — $1,142 million), (note 15).
(d)	Investment and other income include amounts from related parties of $31 million (2005 — $24 million, 2004 — $23 million), (note 15).
(e)	Purchases of crude oil and products include amounts from related parties of $4,119 million (2005 — $3,650 million, 2004 — $3,169 million), (note 15).
(f)	Production and manufacturing expenses include amounts to related parties of $219 million (2005 — $175 million, 2004 — $43 million), (note 15).
(g)	Financing costs include amounts to related parties of $33 million (2005 — $22 million, 2004 - $20 million), (note 15).
The information on pages F-7 through F-20 is an integral part of these consolidated financial statements.

Consolidated statement of cash flows

millions of Canadian dollars
Inflow/(outflow)
For the years ended December 31	2006	2005	2004

Operating activities
Net income	3,044	2,600	2,052
Adjustments for non-cash items:
Depreciation and depletion	831	895	908
(Gain)/loss on asset sales, after tax	(96)	(233)	(32)
Deferred income taxes and other	254	(116)	(90)
Changes in operating assets and liabilities:
Accounts receivable	203	(414)	(311)
Inventories and prepaids	(97)	(67)	(32)
Income taxes payable	(225)	304	462
Accounts payable	(86)	644	308
All other items — net (a)	(241)	(162)	47

Cash from operating activities	3,587	3,451	3,312

Investing activities
Additions to property, plant and equipment and intangibles	(1,177)	(1,432)	(1,376)
Proceeds from asset sales	212	440	102
Loans to equity company	—	—	(32)

Cash from (used in) investing activities	(965)	(992)	(1,306)

Financing activities
Short-term debt — net	72	18	9
Repayment of long-term debt	(74)	(21)	(8)
Issuance of common shares under stock option plan	10	38	13
Common shares purchased (note 12)	(1,818)	(1,795)	(872)
Dividends paid	(315)	(317)	(317)

Cash from (used in) financing activities	(2,125)	(2,077)	(1,175)

Increase (decrease) in cash	497	382	831
Cash at beginning of year	1,661	1,279	448

Cash at end of year (b)	2,158	1,661	1,279

(a)	Includes contribution to registered pension plans of $395 million (2005 — $350 million, 2004 — $114 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
The information on pages F-7 through F-20 is an integral part of these consolidated financial statements.

Consolidated balance sheet

millions of Canadian dollars
At December 31	2006	2005

Assets
Current assets
Cash	2,158	1,661
Accounts receivable, less estimated doubtful amounts	1,871	2,073
Inventories of crude oil and products (note 13)	556	481
Materials, supplies and prepaid expenses	151	130
Deferred income tax assets (note 5)	573	654

Total current assets	5,309	4,999
Investments and other long-term assets	104	94
Property, plant and equipment, less accumulated depreciation and depletion (note 3)	10,457	10,132
Goodwill (note 3)	204	204
Other intangible assets, net	67	153

Total assets (note 3)	16,141	15,582

Liabilities
Current liabilities
Short-term debt	171	99
Accounts payable and accrued liabilities (a)	3,080	3,170
Income taxes payable	1,190	1,399
Current portion of long-term debt (b)	907	477

Total current liabilities	5,348	5,145
Long-term debt (note 4)(c)	359	863
Other long-term obligations (note 7)	1,683	1,728
Deferred income tax liabilities (note 5)	1,345	1,213
Commitments and contingent liabilities (note 11)

Total liabilities	8,735	8,949

Shareholders’ equity
Common shares at stated value (note 12)(d)	1,677	1,747
Earnings reinvested	6,462	5,466
Accumulated other nonowner changes in equity	(733)	(580)

Total shareholders’ equity	7,406	6,633

Total liabilities and shareholders’ equity	16,141	15,582

(a)	Accounts payable and accrued liabilities include amounts to related parties of $151 million (2005 — $224 million), (note 15).
(b)	Current portion of long-term debt includes amounts to related parties of $500 million (2005 - Nil), (note 4).
(c)	Long-term debt includes amounts to related parties of $318 million (2005 — $818 million), (note 4).
(d)	Number of common shares outstanding was 953 million (2005 — 998 million), (note 12).
The information on pages F-7 through F-20 is an integral part of these consolidated financial statements.
Approved by the directors

/s/ T.J. Hearn	/s/ Paul A. Smith
Chairman, president and	Controller and senior vice-president,
chief executive officer	finance and administration

Consolidated statement of shareholders’ equity

millions of Canadian dollars
At December 31	2006	2005	2004

Common shares at stated value (note 12)
At beginning of year	1,747	1,801	1,859
Issued under the stock option plan	10	38	13
Share purchases at stated value	(80)	(92)	(71)

At end of year	1,677	1,747	1,801

Earnings reinvested
At beginning of year	5,466	4,889	3,952
Net income for the year	3,044	2,600	2,052
Share purchases in excess of stated value	(1,737)	(1,703)	(801)
Dividends	(311)	(320)	(314)

At end of year	6,462	5,466	4,889

Accumulated other nonowner changes in equity
At beginning of year	(580)	(368)	(266)
Minimum pension liability adjustment (note 6)	580	(212)	(102)
Post-retirement benefit liability adjustment (note 6)	(733)	—	—

At end of year	(733)	(580)	(368)

Shareholders’ equity at end of year	7,406	6,633	6,322

Nonowner changes in equity for the year
Net income for the year	3,044	2,600	2,052
Other nonowner changes in equity
Minimum pension liability adjustment	580	(212)	(102)
Post-retirement benefit liability adjustment	(733)	—	—

Total nonowner changes in equity for the year	2,891	2,388	1,950

The information on pages F-7 through F-20 is an integral part of these consolidated financial statements.

Notes to consolidated financial statements
1.	Summary of significant accounting policies
The company’s principal business is energy, involving the exploration, production, transportation and sale of crude oil and natural gas and the manufacture, transportation and sale of petroleum products. The company is also a major manufacturer and marketer of petrochemicals.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The financial statements include certain estimates that reflect management’s best judgment. Certain reclassifications to prior years have been made to conform to the 2006 presentation. All amounts are in Canadian dollars unless otherwise indicated.
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
The company uses the successful-efforts method to account for its exploration and development activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. The company carries as an asset exploratory well costs if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria were charged to expense. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field. The company uses this accounting policy instead of the full-cost method because it provides a more timely accounting of the success or failure of the company’s exploration and production activities.
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
Depreciation and depletion for assets associated with producing properties begin at the time when production commences on a regular basis. Depreciation for other assets begins when the asset is in place and ready for its intended use. Assets under construction are not depreciated or depleted. Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Unit-of-production depreciation is applied to those wells, plant and equipment assets associated with productive depletable properties and the unit-of-production rates are based on the amount of proved developed reserves of oil and gas. Depreciation of other plant and equipment is calculated using the straight-line method, based on the estimated service life of the asset. In general, refineries are depreciated over 25 years; other major assets, including chemical plants and service stations, are depreciated over 20 years.
Proved oil and gas properties held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.
The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for crude oil commodity prices and foreign-

currency exchange rates. Annual volumes are based on individual field production profiles, which are also updated annually. Prices for natural gas and other products sold under contract are based on corporate plan assumptions developed annually by major contracts and also for investment evaluation purposes.
In general, impairment analyses are based on proved reserves. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.
Acquisition costs for the company’s oil sands (a) operation are capitalized as incurred. Oil sands exploration costs are expensed as incurred. The capitalization of project development costs begins when there are no major uncertainties that exist which would preclude management from making a significant funding commitment within a reasonable time period. The company expenses stripping costs during the production phase as incurred.
Depreciation of oil sands assets begins at the time when production commences on a regular basis. Assets under construction are not depreciated. Investments in extraction facilities, which separate the crude from sand, as well as the upgrading facilities, are depreciated on a unit-of-production method based on proven developed reserves. Investments in mining and transportation systems are generally depreciated on a straight-line basis over a 15-year life.
Oil sands assets held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts are not recoverable. The impairment evaluation for oil sands assets is based on a comparison of undiscounted cash flows to book carrying value.
Gains or losses on assets sold are included in “investment and other income” in the consolidated statement of income.
(a) Oil sands are a semi-solid material composed of bitumen, sand, water and clays, which are recovered through surface mining methods. Currently, the company’s oil sands production volumes and reserves include the company’s share of production volumes and reserves in the Syncrude joint venture.
Interest capitalization
Interest costs relating to major capital projects under construction are capitalized as part of property, plant and equipment. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use.
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
Asset retirement obligations and other environmental liabilities
Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. These obligations primarily relate to soil remediation and decommissioning and removal costs of oil and gas wells and related facilities. The obligations are initially measured at fair value and discounted to present value. A corresponding amount equal to that of the initial obligation is added to the capitalized costs of the related asset. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, and the initial capitalized costs will be depreciated over the useful lives of the related assets.
No asset retirement obligations are set up for those manufacturing, distribution and marketing facilities with an indeterminate useful life. Asset retirement obligations for these facilities generally become firm at the time the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites have indeterminate lives based on plans for continued operations, and as such, the fair value of the conditional legal obligations cannot be measured, since it is impossible to estimate the future settlement dates of such obligations. Provision for environmental liabilities of these assets is made when it is probable that obligations have been incurred and the amount can be reasonably estimated. These liabilities are not discounted. Asset retirement obligations and other provisions for environmental liabilities are determined based on engineering estimated costs, taking into account the anticipated method and extent of remediation consistent with legal requirements, current technology and the possible use of the location.
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

Notes to consolidated financial statements (continued)
Effective January 1, 2006, the company adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. In prior periods, the company recorded certain crude oil, natural gas, petroleum product and chemical sales and purchases contemporaneously negotiated with the same counterparty as revenues and purchases. As a result of the EITF consensus, beginning in 2006, the company’s accounts “operating revenue” and “purchases of crude oil and products” on the consolidated statement of income have been reduced by associated amounts with no impact on net income. All operating segments are affected by this change, with the largest impact in the petroleum products segment.
Share-based compensation
Effective January 1, 2006, the company adopted the Financial Accounting Standards Board’s (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-based Payment”. SFAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation costs is to be measured based on the grant-date fair value of the instrument issued. In addition, liability awards are to be remeasured each reporting period through settlement. SFAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. In 2003, the company adopted a policy of expensing all share-based payments that is consistent with the provisions of SFAS 123R, and all prior years outstanding stock option awards have vested. SFAS 123R does not materially change the company’s existing accounting practices or the amount of share-based compensation recognized in earnings. Compensation expense related to share-based programs is recorded as “selling and general” expenses in the consolidated statement of income.
The company has recognized restricted stock awards made prior to 2006 in compensation expense using the “nominal vesting period approach”. Under this method, the fair value of the awards has been amortized into compensation expense over the full vesting period of each award. The fair value is remeasured each reporting period through settlement. For awards granted after the company’s adoption of SFAS 123R, compensation expense is recognized using the “non-substantive vesting period approach”. Under this method, the value of the grants is amortized to compensation expense over the shorter of (a) the vesting period of each award or (b) the remaining time period until the employee becomes retiree eligible. Under both methods, the full unamortized value of awards for employees who retire before the end of the applicable amortization period is expensed. The impact of switching to the non-substantive vesting period approach is not material for the company.
As permitted by Statement of Financial Accounting Standard (SFAS) No. 123, the company continues to apply the intrinsic-value-based method of accounting for the incentive stock options granted in April 2002. Under this method, compensation expense is not recognized on the issuance of stock options, as the exercise price is equal to the market value at the date of grant. If the provisions of SFAS 123 had been adopted for all prior years, net income for 2004 would have been reduced by $2 million. The impact on net income per share on both a basic and diluted basis for 2004 was negligible. All incentive stock options have vested as of January 1, 2005.
Consumer taxes
Taxes levied on the consumer and collected by the company are excluded from the consolidated statement of income. These are primarily provincial taxes on motor fuels and the federal goods and services tax.
2.	Accounting change for defined benefit post-retirement plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment to FASB Statements No. 87, 88, 106 and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other nonowner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information, including certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses and prior service costs. SFAS 158 was adopted by the company in the financial statements for the year ending December 31, 2006. See note 6, Employee retirement benefits, for further details.
3.	Business segments
The company operates its business in Canada. The natural resources, petroleum products and chemicals functions best define the operating segments of the business that are reported separately. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment and the structure of the company’s internal organization. The natural resources segment is organized and operates to explore for and ultimately produce crude oil and its equivalent, and natural gas. The petroleum products segment is organized and operates to refine crude oil into petroleum products and the distribution and marketing of these products. The chemicals segment is organized and operates to manufacture and market hydrocarbon-based chemicals and chemical products. The above segmentation has been the long-standing practice of the company and is broadly understood across the petroleum and petrochemical industries.
These functions have been defined as the operating segments of the company because they are the segments (a) that engage in business activities from which revenues are earned and expenses are incurred; (b) whose operating results are regularly reviewed by the company’s chief operating decision maker to make decisions about resources to be allocated to each segment and assess its performance; and (c) for which discrete financial information is available.
Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash, long-term debt and liabilities associated with incentive compensation and post-retirement benefit liability adjustment. Net income in this segment primarily includes financing costs, interest income and incentive compensation expenses.
Segment accounting policies are the same as those described in this summary of significant accounting policies. Natural resources, petroleum products and chemicals expenses include amounts allocated from the “corporate and other” segment. The allocation is based on a combination of fee for service, proportional segment expenses and a three-year average of capital expenditures. Transfers of assets between segments are recorded at book amounts. Intersegment sales are made essentially at prevailing market prices. Assets and liabilities that are not identifiable by segment are allocated.

	Natural resources(a)			Petroleum products				Chemicals
millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004

Revenues and other income
External sales (b)	4,619	4,702	3,689	18,527	21,793	17,503	1,359	1,302	1,216
Intersegment sales	3,837	3,487	2,891	2,256	2,224	1,666	345	363	293
Investment and other income	111	331	45	105	60	42	–	–	–

	8,567	8,520	6,625	20,888	24,077	19,211	1,704	1,665	1,509

Expenses
Exploration	32	43	59	–	–	–	–	–	–
Purchases of crude oil and products	2,841	2,837	2,110	16,178	19,212	14,769	1,209	1,191	1,064
Production and manufacturing	1,994	1,931	1,581	1,266	1,203	1,064	189	195	176
Selling and general (c)	13	36	9	1,018	1,096	1,043	76	81	88
Federal excise tax	–	–	–	1,274	1,278	1,264	–	–	–
Depreciation and depletion	584	651	633	233	230	257	11	12	13
Financing costs (note 14)	2	–	1	6	2	2	–	–	–

Total expenses	5,466	5,498	4,393	19,975	23,021	18,399	1,485	1,479	1,341

Income before income taxes	3,101	3,022	2,232	913	1,056	812	219	186	168
Income taxes (note 5)
Current	602	955	771	174	409	314	60	69	61
Deferred	123	59	(56)	115	(47)	(58)	16	(4)	(2)

Total income tax expense	725	1,014	715	289	362	256	76	65	59

Net income	2,376	2,008	1,517	624	694	556	143	121	109

Cash flow from (used in) operating activities	3,024	2,440	2,331	507	799	908	161	94	126

Capital and exploration expenditures	787	937	1,113	361	478	283	13	19	15

Property, plant and equipment
Cost	14,926	14,229	13,538	6,581	6,350	6,078	702	701	682
Accumulated depreciation and depletion	(8,255)	(7,780)	(7,337)	(3,178)	(3,037)	(2,959)	(484)	(474)	(459)

Net property, plant and equipment (d)(e)	6,671	6,449	6,201	3,403	3,313	3,119	218	227	223

Total assets	7,513	7,289	6,822	6,450	6,257	5,509	504	500	490

	Corporate and other				Eliminations		Consolidated
millions of dollars	2006	2005	2004	2006	2005	2004	2006	2005	2004

Revenues and other income
External sales (b)	–	–	–				24,505	27,797	22,408
Intersegment sales	–	–	–	(6,438)	(6,074)	(4,850)	–	–	–
Investment and other income	67	26	(35)				283	417	52

	67	26	(35)	(6,438)	(6,074)	(4,850)	24,788	28,214	22,460

Expenses
Exploration	–	–	–				32	43	59
Purchases of crude oil and products	–	–	–	(6,435)	(6,072)	(4,849)	13,793	17,168	13,094
Production and manufacturing	–	–	–	(3)	(2)	(1)	3,446	3,327	2,820
Selling and general (c)	177	364	141				1,284	1,577	1,281
Federal excise tax	–	–	–				1,274	1,278	1,264
Depreciation and depletion	3	2	5				831	895	908
Financing costs (note 14)	20	6	4				28	8	7

Total expenses	200	372	150	(6,438)	(6,074)	(4,850)	20,688	24,296	19,433

Income before income taxes	(133)	(346)	(185)				4,100	3,918	3,027
Income taxes (note 5)
Current	(60)	(72)	(43)				776	1,361	1,103
Deferred	26	(51)	(12)				280	(43)	(128)

Total income tax expense	(34)	(123)	(55)				1,056	1,318	975

Net income	(99)	(223)	(130)	–	–	–	3,044	2,600	2,052

Cash flow from (used in) operating activities	(105)	118	(53)				3,587	3,451	3,312

Capital and exploration expenditures	48	41	34				1,209	1,475	1,445

Property, plant and equipment
Cost	269	246	205				22,478	21,526	20,503
Accumulated depreciation and depletion	(104)	(103)	(101)				(12,021)	(11,394)	(10,856)

Net property, plant and equipment (d)(e)	165	143	104				10,457	10,132	9,647

Total assets	2,145	1,959	1,504	(471)	(423)	(298)	16,141	15,582	14,027

Notes to consolidated financial statements (continued)
(a)	A significant portion of activities in the natural resources segment is conducted jointly with other companies. The segment includes the company’s share of undivided interest in such activities as follows:

millions of dollars	2006	2005	2004

Total external and intersegment sales	3,303	3,687	2,744
Total expenses	1,966	1,805	1,598
Net income, after income tax	1,148	1,249	780

Total current assets	516	245	367
Long-term assets	4,833	4,742	4,140
Total current liabilities	810	967	948
Other long-term obligations	344	382	243

Cash flow from operating activities	1,229	1,223	1,211
Cash (used in) investing activities	(403)	(403)	(858)

(b)	Includes export sales to the United States, as follows:

millions of dollars	2006	2005	2004

Natural resources	1,936	1,633	1,360
Petroleum products	869	856	1,074
Chemicals	793	750	678

Total export sales	3,598	3,239	3,112

(c)	Consolidated selling and general expenses include delivery costs from final storage areas to customers of $316 million in 2006 (2005 — $310 million, 2004 — $307 million).
(d)	Includes property, plant and equipment under construction of $782 million (2005 - $954 million).
(e)	All goodwill has been assigned to the petroleum products segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years.
4.	Long-term debt

			2006	2005

Issued	Maturity date	Interest rate	Millions of dollars

2003	$250 million due May 26, 2007 and
	$250 million due August 26, 2007 (a)	Variable	–	500
2003	January 19, 2008 (a)	Variable	318	318

Long-term debt (b)			318	818
Capital leases (c)			41	45

Total long-term debt (d) (e)			359	863

(a)	These are long-term variable-rate loans from an affiliated company of Exxon Mobil Corporation at interest equivalent to Canadian market rates.
(b)	The average effective rate for the loans was 4.2 percent for 2006 (2005 — 2.8 percent).
(c)	These obligations primarily relate to the capital lease for marine services, which are provided by the lessor commencing in 2004 for a period of 10 years, extendable for an additional five years. The average imputed rate was 10.7 percent in 2006 (2005 -10.5 percent).
(d)	Principal payments on long-term loans of $500 million are due in 2007 and $318 million are due in 2008. Principal payments on capital leases of approximately $3.6 million a year are due in each of the next five years.
(e)	These amounts exclude that portion of long-term debt, totalling $907 million (2005 – $477 million), which matures within one year and is included in current liabilities.
5.	Income taxes

millions of dollars	2006	2005	2004

Current income tax expense	776	1,361	1,103
Deferred income tax expense (a)	280	(43)	(128)

Total income tax expense (b)	1,056	1,318	975

Statutory corporate tax rate (percent)	32.8	35.6	37.0
Increase/(decrease) resulting from:
Non-deductible royalty payments to governments	–	3.8	3.9
Resource allowance in lieu of royalty deduction	–	(5.2)	(7.0)
Manufacturing and processing credit	–	–	–
Enacted tax rate change	(2.7)	–	(1.8)
Other	(4.3)	(0.6)	0.1

Effective income tax rate	25.8	33.6	32.2

(a)	The deferred income tax expense for the year is the difference in net deferred income tax liabilities at the beginning and end of the year. The provisions for deferred income taxes in 2006 include net (charges)/credits for the effect of changes in tax laws and rates of $81 million (2005 — nil; 2004 — $25 million).
(b)	Cash outflow from income taxes, plus investment credits earned, was $1,000 million in 2006 (2005 – $1,024 million; 2004 – $641 million).

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are remeasured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2006	2005

Depreciation and amortization	1,588	1,470
Successful drilling and land acquisitions	263	319
Pension and benefits (a)	(311)	(354)
Site restoration	(161)	(171)
Net tax loss carryforwards (b)	(42)	(49)
Capitalized interest	50	26
Other	(42)	(28)

Deferred income tax liabilities	1,345	1,213

LIFO inventory valuation	(448)	(487)
Other	(125)	(167)

Deferred income tax assets	(573)	(654)
Valuation allowance	–	–

Net deferred income tax liabilities	772	559

(a)	Income taxes charged directly to shareholders’ equity related to post-retirement benefit liability adjustment were $66 million benefit in 2006 and those related to minimum pension liability adjustment were $105 million benefit and $41 million benefit in 2005 and 2004, respectively.
(b)	Tax losses can be carried forward indefinitely.
The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. As a result, there are usually some tax matters in question. The company believes the provision made for income taxes is adequate.
6.	Employee retirement benefits
Retirement benefits, which cover almost all retired employees and their surviving spouses, include pension-income and certain health-care and life-insurance benefits. They are met through funded registered retirement plans and through unfunded supplementary benefits that are paid directly to recipients. Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation.
Pension-income benefits consist mainly of company-paid defined benefit plans that are based on years of service and final average earnings. The company shares in the cost of health-care and life-insurance benefits. The company’s benefit obligations are based on the projected benefit method of valuation that includes employee service to date and present compensation levels, as well as a projection of salaries and service to retirement.
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
The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

			Other post-retirement
		Pension Benefits	benefits
	2006	2005	2006	2005

Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	5.25	5.00	5.25	5.00
Long-term rate of compensation increase	3.50	3.50	3.50	3.50

millions of dollars

Change in projected benefit obligation
Projected benefit obligation at January 1	4,784	4,260	458	436
Current service cost	100	86	8	7
Interest cost	238	239	23	24
Amendments	–	20	(2)	–
Actuarial loss/(gain)	(122)	549	(19)	26
Other	–	(88)	–	(13)
Benefits paid (a)	(284)	(282)	(27)	(22)

Projected benefit obligation at December 31	4,716	4,784	441	458

Notes to consolidated financial statements (continued)

			Other post-retirement
	Pension Benefits		benefits
millions of dollars	2006	2005	2006	2005

Accumulated benefit obligation at December 31	4,207	4,261

Change in plan assets
Fair value at January 1	3,419	2,984
Actual return on plan assets	514	370
Company contributions	395	350
Other	–	(59)
Benefits paid (b)	(239)	(226)

Fair value at December 31	4,089	3,419

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(294)	(984)	–	–
Unfunded plans	(333)	(381)	(441)	(458)

Total (c)	(627)	(1,365)	(441)	(458)

(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plan only.
(c)	Fair value of assets less projected benefit obligation shown above.
Effective December 31, 2006, the company adopted SFAS 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other nonowner changes in equity. In 2006, the amounts recorded in other nonowner changes in equity for net actuarial losses and prior service cost are required by SFAS 158. For 2005, SFAS 87 required an employer to recognize a liability in its balance sheet that was at least equal to the unfunded accumulated benefit obligation for defined benefit pension plans.

	Pension Benefits			Other post-retirement benefits
millions of dollars	2006	2005	2004	2006	2005	2004

Amounts recorded in the consolidated balance sheet consist of:
Other intangible assets, net	–	93		–	–
Current liabilities	(28)	(24)		(23)	(23)
Other long-term obligations	(599)	(818)		(418)	(334)

Total	(627)	(749)		(441)	(357)

Cumulative amounts recorded in other nonowner changes in equity consist of:
Net actuarial loss/(gain)	947	875		73	–
Prior service cost	74	–		–	–

Total	1,021	875		73	–

Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	5.00	5.75	6.25	5.00	5.75	6.25
Long-term rate of compensation increase	3.50	3.50	3.50	3.50	3.50	3.50
Long-term rate of return on funded assets	8.25	8.25	8.25	–	–	–

millions of dollars

Components of net periodic benefit cost
Current service cost	100	86	76	8	7	6
Interest cost	238	239	237	23	24	24
Expected return on plan assets	(299)	(257)	(223)	–	–	–
Amortization of prior service cost	20	25	27	–	–	–
Recognized actuarial loss/(gain)	114	83	68	8	7	4

Net periodic benefit cost	173	176	185	39	38	34

Changes in amounts recorded in other nonowner changes in equity
Net actuarial loss/(gain)	72	317	143	73	–	–
Prior service cost	74	–	–	–	–	–

Total recorded in other nonowner changes in equity	146	317	143	73	–	–

Total recorded in net periodic benefit cost and other nonowner changes in equity, before tax	319	493	328	112	38	34

Costs for defined contribution plans, primarily the employee savings plan, were $30 million in 2006 (2005 — $30 million; 2004 — $32 million).

A summary of the change in other nonowner changes in equity is shown in the table below:

	Total pension and other
	post-retirement benefits
millions of dollars	2006	2005	2004

(Charge)/credit to accumulated other nonowner changes in equity, before tax	(219)	(317)	(143)
Deferred income tax (charge)/credit (note 5)	66	105	41

(Charge)/credit to accumulated other nonowner changes in equity, after tax	(153)	(212)	(102)

The impact of adopting SFAS 158 is shown in the table below:

	Pre - SFAS 158 with
	minimum pension
	liability	SFAS 158 adoption
millions of dollars	adjustment	adjustments	Post - SFAS 158

Other intangible assets, net	73	(6)	67
Total assets	16,147	(6)	16,141
Other long-term obligations	990	693	1,683
Deferred income tax liabilities	1,557	(212)	1,345
Accumulated other nonowner changes in equity	(246)	(487)	(733)
Total liabilities and shareholders’ equity	16,147	(6)	16,141

Preceding data on this note conform with current accounting standards that specify use of a discount rate at which post-retirement liabilities could be effectively settled. The discount rate for calculating year-end post-retirement liabilities is based on the yield for high quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health-care cost trend rate of 8.50 percent in 2007 that declines to 4.50 percent by 2012.
The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The 2006 long-term expected return of 8.25 percent used in the calculations of pension expense compares to an actual rate of return over the past decade of 9.82 percent.
The company’s pension plan asset allocation at December 31, 2005 and 2006, and target allocation for 2007 are as follows:

	Target	Percentage of plan assets at
	allocation	December 31
Asset category (percent)	2007	2006	2005

Equity securities	50 - 75	64	62
Debt securities	25 - 50	36	38
Other	0 - 10	–	–

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
A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2006	2005

For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	375	4,403
Accumulated benefit obligation	308	3,908
Fair value of plan assets	239	3,419
Accumulated benefit obligation less fair value of plan assets	69	489

For unfunded plans covered by book reserves:
Projected benefit obligation	333	381
Accumulated benefit obligation	314	353

Notes to consolidated financial statements (continued)

Estimated 2007 amortization from accumulated		Other
other nonowner changes in equity		post-retirement
millions of dollars	Pension benefits	benefits

Net actuarial loss/(gain) (a)	76	6
Prior service cost (b)	19	–

(a)	The company amortizes the net balance of actuarial loss/(gain) over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis as permitted under SFAS 87.
Cash flows
Benefit payments expected in:

	Other post-retirement
millions of dollars	Pension benefits	benefits

2007	245	23
2008	248	24
2009	252	24
2010	257	24
2011	264	24
2012 - 2016	1,465	123

     In 2007, the company expects to make cash contributions of about $183 million to its pension plan.
Sensitivities
     A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease)	One percent	One percent
millions of dollars	increase	decrease

Rate of return on plan assets:
Effect on net benefit cost	(40)	40

Discount rate:
Effect on net benefit cost	(60)	70
Effect on benefit obligation	(590)	730

Rate of pay increases:
Effect on net benefit cost	40	(35)
Effect on benefit obligation	185	(150)

     A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease)	One percent	One percent
millions of dollars	increase	decrease

Effect on service and interest cost components	4	(3)
Effect on benefit obligation	45	(35)

7.	Other long-term obligations

millions of dollars	2006	2005

Employee retirement benefits (note 6)(a)	1,017	1,152
Asset retirement obligations and other environmental liabilities (b)	438	423
Other obligations	228	153

Total other long-term obligations	1,683	1,728

(a)	Total recorded employee retirement benefit obligations also include $51 million in current liabilities (2005 – $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $97 million in current liabilities (2005 – $76 million).
     The change in asset retirement obligations liability is as follows:

millions of dollars	2006	2005

Asset retirement obligations liability at January 1	367	328
Additions	61	53
Accretion	22	20
Settlement	(28)	(34)

Asset retirement obligations liability at December 31	422	367

8.	Derivatives and financial instruments
No energy derivatives, foreign-exchange forward contracts or currency and interest-rate swaps were transacted in the past three years. The company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair values of the company’s financial instruments from the recorded book value.
9.	Share-based incentive compensation programs
Share-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the company’s future business performance and shareholder value.
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
All units require settlement by cash payments with one exception. The restricted stock unit program was amended for units granted in 2002 and future years by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised in the seventh year following the grant date.
In accordance with SFAS 123R, the company accounts for these units by using the fair-value-based method. The fair value of awards in the form of incentive share, deferred share and restricted stock units is the market price of the company’s stock, which is the same method of accounting as under SFAS 123. Under this method, compensation expense related to the units of these programs is measured each reporting period based on the company’s current stock price and is recorded in the consolidated statement of income over the vesting period.
The following table summarizes information about these units for the year ended December 31, 2006:

	Incentive share	Deferred share	Restricted
	units	units	stock units
	(a)	(a)	(a)

Outstanding at January 1, 2006	10,884,891	138,567	10,556,730
Granted	—	6,662	1,935,658
Exercised	(1,797,141)	(60,781)	(2,488,047)
Cancelled or adjusted	(16,500)	—	(7,951)

Outstanding at December 31, 2006	9,071,250	84,448	9,996,390

(a)	Reflects number of units granted after the share split in 2006, plus the number of units granted prior to the share split in 2006 as adjusted for the share splits that occurred in 1998 and 2006.
The compensation expense charged against income for these programs was $133 million, $238 million and $95 million in 2006, 2005, and 2004, respectively. Total income tax benefit recognized in income related to this compensation expense was $45 million, $127 million and $46 million in 2006, 2005 and 2004, respectively. Cash payments of $162 million, $169 million and $64 million for these programs were made in 2006, 2005 and 2004, respectively.
As of December 31, 2006, there was $265 million of total before-tax unrecognized compensation expenses related to nonvested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of nonvested restricted stock units is 3.9 years. All units under the incentive share and deferred share programs have vested as of December 31, 2006.

Notes to consolidated financial statements (continued)
Incentive stock options
In April 2002, incentive stock options were granted for the purchase of the company’s common shares at an exercise price of $15.50 per share (adjusted to reflect the three-for-one share split). Up to 50 percent of the options may be exercised on or after January 1, 2003; a further 25 percent may be exercised on or after January 1, 2004; and the remaining 25 percent may be exercised on or after January 1, 2005. Any unexercised options expire after April 29, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.
As permitted by SFAS 123, the company continues to apply the intrinsic-value-based method of accounting for the incentive stock options granted in April 2002. Under this method, compensation expense is not recognized on the issuance of stock options, as the exercise price is equal to the market value at the date of grant. All incentive stock options have vested as of January 1, 2005.
No compensation expense and no income tax benefit related to stock options were recognized for stock options in 2006, 2005 and 2004. Cash received from stock option exercised in 2006 was $10 million. The aggregate intrinsic value of stock options exercised was $18 million, $43 million and $5 million in 2006, 2005 and 2004, respectively, and for the balance of outstanding stock options is $152 million.
The average fair value of each option granted during 2002 was $4.23 (adjusted to reflect the three-for-one share split). The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.7 percent, expected life of five years, volatility of 25 percent and a dividend yield of 1.9 percent.
The company has purchased shares on the market to fully offset the dilutive effects from the exercise of stock options. The practice is expected to continue.
The following table summarizes information about stock options for the year ended December 31, 2006 :

		Exercise	Remaining
		price	contractual term
	Units (a)	(dollars) (b)	(years)

Incentive stock options
Outstanding at January 1, 2006	6,135,000	15.50
Granted	–
Exercised	(628,335)	15.50
Cancelled or adjusted	21,000

Outstanding at December 31, 2006	5,527,665	15.50	5.3

(a)	Reflects number of units granted, as adjusted for any share splits.
(b)	Adjusted to reflect the three-for-one share split.
10.	Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2006	2005	2004

Proceeds from asset sales	212	440	102
Book value of assets sold	78	96	59

Gain/(loss) on asset sales, before tax (a)	134	344	43

Gain/(loss) on asset sales, after tax (a)	96	233	32

(a)	2005 included a gain of $251 million ($163 million, after tax) from the sale of the wholly owned Redwater and interests in the North Pembina fields.
11.	Commitments and contingent liabilities
At December 31, 2006, the company had commitments for non-cancellable operating leases and other long-term agreements that require the following minimum future payments:

						After
millions of dollars	2007	2008	2009	2010	2011	2011

Operating leases (a)	53	51	46	40	35	48
Unconditional purchase obligations (b)	58	58	57	26	26	40
Firm capital commitments (c)	149	11	17	1	–	–
Other long-term agreements (d)	271	238	164	147	128	240

(a)	Total rental expense incurred for operating leases in 2006 was $79 million (2005 – $83 million; 2004 – $104 million) which included minimum rental expenditures of $66 million (2005 — $63 million; 2004 — $77 million). Related rental income was not material.
(b)	Unconditional purchase obligations are those long-term commitments that are non-cancellable or cancellable only under certain conditions. These mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $100 million in 2006 (2005 – $104 million; 2004 – $117 million).
(c)	Firm capital commitments related to capital projects, shown on an undiscounted basis, totalled approximately $178 million at the end of 2006 (2005 – $232 million). Commitments of $136 million were associated with the company’s share of upstream capital projects; the largest commitment of $41 million related to Syncrude.
(d)	Other long-term agreements include primarily raw material supply and transportation services agreements. Total payments under other long-term agreements were $441 million in 2006 (2005 – $448 million; 2004 – $355 million). Payments under other long-term agreements related to the company’s share of undivided interest in activities conducted jointly with other companies are approximately $103 million per year.
Other commitments arising in the normal course of business for operating and capital needs do not materially affect the company’s consolidated financial position.

The company was contingently liable at December 31, 2006, for a maximum of $87 million relating to guarantees for purchasing operating equipment and other assets from its rural marketing associates upon expiry of the associate agreement or the resignation of the associate. The company expects that the fair value of the operating equipment and other assets so purchased would cover the maximum potential amount of future payment under the guarantees.
Various lawsuits are pending against Imperial Oil Limited and its subsidiaries. The company accrues an undiscounted liability for those contingencies where the incurrence of a loss is determined to be probable and the amount can be reasonably estimated. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations or financial condition. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.
12.	Common shares

	As at	As at
thousands of shares	Dec. 31 2006	Dec. 31 2005

Authorized (prior period data have not been restated)	1,100,000	450,000

Effective May 23, 2006, the issued common shares of the company were split on a three-for-one basis and the number of authorized shares was increased from 450 million to 1,100 million. The prior period number of shares outstanding and shares purchased, as well as net income and dividends per share, have been adjusted to reflect the three-for one split.
From 1995 to 2005, the company purchased shares under eleven 12-month normal course share purchase programs, as well as an auction tender. On June 23, 2006, another 12-month normal course share purchase program was implemented with an allowable purchase of 48.8 million shares (five percent of the total at June 21, 2006), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are shown below.

	Purchased shares	Millions of
Year	(thousands)	dollars

1995 to 2004	697,582	6,840
2005	52,527	1,795
2006	45,514	1,818

Cumulative purchases to date	795,623	10,453

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of retained earnings.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars

Balance as at January 1, 2004	1,087,959	1,859
Issued for cash under the stock option plan	822	13
Purchases	(40,821)	(71)

Balance as at December 31, 2004	1,047,960	1,801
Issued for cash under the stock option plan	2,442	38
Purchases	(52,527)	(92)

Balance as at December 31, 2005	997,875	1,747
Issued for cash under the stock option plan	627	10
Purchases	(45,514)	(80)

Balance as at December 31, 2006	952,988	1,677

The following table provides the calculation of basic and diluted earnings per share:

	2006	2005	2004

Net income per common share — basic
Net income (millions of dollars)	3,044	2,600	2,052
Weighted average number of common shares outstanding (thousands of shares)	975,128	1,024,119	1,070,502
Net income per common share (dollars)	3.12	2.54	1.92

Net income per common share — diluted
Net income (millions of dollars)	3,044	2,600	2,052
Weighted average number of common shares outstanding (thousands of shares)	975,128	1,024,119	1,070,502
Effect of employee stock-based awards (thousands of shares)	4,460	4,179	2,454

Weighted average number of common shares outstanding, assuming dilution (thousands of shares)	979,588	1,028,298	1,072,956
Net income per common share (dollars)	3.11	2.53	1.91

Notes to consolidated financial statements (continued)
13.	Miscellaneous financial information
In 2006, net income included an after-tax gain of $14 million (2005 – $5 million gain; 2004 – $23 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2006 by $1,509 million (2005 – $1,429 million). Inventories of crude oil and products at year-end consisted of the following:

million of dollars	2006	2005
Crude oil	211	174
Petroleum products	277	234
Chemical products	54	63
Natural gas and other	14	10

Total inventories of crude oil and products	556	481

Research and development costs in 2006 were $73 million (2005 – $68 million; 2004 – $70 million) before investment tax credits earned on these expenditures of $7 million (2005 – $10 million; 2004 – $7 million). Research and development costs are included in expenses due to the uncertainty of future benefits.
Cash flow from operating activities included dividends of $18 million received from equity investments in 2006 (2005 – $21 million; 2004 – $18 million).
14.	Financing costs

millions of dollars	2006	2005	2004

Debt-related interest	63	45	37
Capitalized interest	(48)	(41)	(34)

Net interest expense	15	4	3
Other interest	13	4	4

Total financing costs (a)	28	8	7

(a)	Cash interest payments in 2006 were $71 million (2005 – $45 million; 2004 – $41 million). The weighted average interest rate on short-term borrowings in 2006 was 4.1 percent (2005 – 2.7 percent).
15.	Transactions with related parties
Revenues and expenses of the company also include the results of transactions with Exxon Mobil Corporation and affiliated companies (ExxonMobil) in the normal course of operations. These were conducted on terms as favourable as they would have been with unrelated parties and primarily consisted of the purchase and sale of crude oil and petroleum and chemical products, as well as transportation, technical and engineering services. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of natural resources activities conducted jointly in Canada. The company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of Exxon Mobil Corporation in Canada to operate the Western Canada production properties owned by ExxonMobil. This contractual agreement is designed to provide organizational efficiencies and to reduce costs. No separate legal entities were created from this arrangement. Separate books of account continue to be maintained for Imperial and ExxonMobil. Imperial and ExxonMobil retain ownership of their respective assets and there is no impact on operations or reserves.
Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.
The company borrowed $818 million (Cdn) from an affiliated company of Exxon Mobil Corporation under two long-term loan agreements as presented in note 4.
As at December 31, 2006, the company had outstanding loans of $33 million (2005 — $32 million) to Montreal Pipe Line Limited, in which the company has an equity interest, for financing of the equity company’s capital expenditure programs and working capital requirements.

16. Net payments/payables to governments

millions of dollars	2006	2005	2004

Current income tax expense (note 5)	776	1,361	1,103
Federal excise tax	1,274	1,278	1,264
Property taxes included in expenses	100	99	85
Payroll and other taxes included in expenses	46	52	50
GST/QST/HST collected (a)	2,715	2,703	2,297
GST/QST/HST input tax credits (a)	(2,293)	(2,344)	(1,948)
Other consumer taxes collected for governments	1,667	1,613	1,670
Crown royalties	904	620	472

Total paid or payable to governments	5,189	5,382	4,993
Less investment tax credits and other receipts	11	9	14

Net paid or payable to governments	5,178	5,373	4,979

Net paid or payable to:
Federal government	2,352	2,736	2,472
Provincial governments	2,726	2,538	2,422
Local governments	100	99	85

Net paid or payable to governments	5,178	5,373	4,979

(a)	The abbreviations refer to the federal goods and services tax, the Quebec sales tax and the federal/provincial harmonized sales tax, respectively. The HST is applicable in the provinces of Nova Scotia, New Brunswick and Newfoundland and Labrador.