Form 10-Q
period 2007-03-31
IMPERIAL OIL LTD
filed 2007-05-02
CIK 49938

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

237 Fourth Avenue S.W.
Calgary, Alberta, Canada	T2P 3M9
(Address of principal executive offices)	(Postal Code)
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
YES ☐ NO ☑
The number of common shares outstanding, as of March 31, 2007, was 939,564,231.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

	Three months
	to March 31
millions of Canadian dollars	2007	2006

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	5,767	5,786
Investment and other income (4)	167	32

TOTAL REVENUES AND OTHER INCOME	5,934	5,818

EXPENSES
Exploration	28	10
Purchases of crude oil and products (c)	3,153	3,134
Production and manufacturing (5)(d)	846	922
Selling and general (5)	286	338
Federal excise tax (a)	305	303
Depreciation and depletion	189	216
Financing costs (6)(e)	12	5

TOTAL EXPENSES	4,819	4,928

INCOME BEFORE INCOME TAXES	1,115	890

INCOME TAXES	341	299

NET INCOME (3)	774	591

NET INCOME PER COMMON SHARE — BASIC (dollars) (9)	0.82	0.60
NET INCOME PER COMMON SHARE — DILUTED (dollars) (9)	0.81	0.59
DIVIDENDS PER COMMON SHARE (dollars) (9)	0.08	0.08

(a)	Federal excise tax of $305 million included in operating revenues (2006 — $303 million).

(b)	Operating revenues include amounts from related parties of $439 million (2006 — $493 million).

(c)	Purchases of crude oil and products include amounts from related parties of $750 million (2006 — $1,125 million).

(d)	Production and manufacturing expenses include amounts to related parties of $34 million (2006 — $33 million).

(e)	Financing costs include amounts to related parties of $9 million (2006 — $7 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

	Three months
	to March 31
millions of Canadian dollars	2007	2006

OPERATING ACTIVITIES
Net income	774	591
Adjustment for non-cash items:
Depreciation and depletion	189	216
(Gain)/loss on asset sales, after income tax (4)	(93)	(8)
Deferred income taxes and other	71	95
Changes in operating assets and liabilities:
Accounts receivable	(116)	211
Inventories and prepaids	(269)	(452)
Income taxes payable	(424)	(363)
Accounts payable	270	(36)
All other items — net (a)	(127)	(292)

CASH FROM (USED IN) OPERATING ACTIVTIES	275	(38)

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(188)	(312)
Proceeds from asset sales	169	27
Loans to equity company	—	(1)

CASH FROM (USED IN) INVESTING ACTIVITIES	(19)	(286)

FINANCING ACTIVITIES
Repayment of long-term debt	(1)	(1)
Issuance of common shares under stock option plan	2	1
Common shares purchased (9)	(569)	(542)
Dividends paid	(76)	(80)

CASH FROM (USED IN) FINANCING ACTIVITIES	(644)	(622)

INCREASE (DECREASE) IN CASH	(388)	(946)
CASH AT BEGINNING OF PERIOD	2,158	1,661

CASH AT END OF PERIOD	1,770	715

	(147)	(353)

(a)	Includes contribution to registered pension plans
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Mar.31	Dec.31
millions of Canadian dollars	2007	2006

ASSETS
Current assets
Cash	1,770	2,158
Accounts receivable, less estimated doubtful accounts	1,986	1,871
Inventories of crude oil and products	801	556
Materials, supplies and prepaid expenses	176	151
Deferred income tax assets	576	573

Total current assets	5,309	5,309

Investments and other long-term assets	641	104

Property, plant and equipment,	22,509	22,478
less accumulated depreciation and depletion	(12,081)	12,021

Property, plant and equipment (net)	10,428	10,457

Goodwill	204	204
Other intangible assets, net	66	67

TOTAL ASSETS	16,648	16,141

LIABILITIES
Current liabilities
Short-term debt	171	171
Accounts payable and accrued liabilities (8)(a)	3,349	3,080
Income taxes payable	1,143	1,190
Current portion of long-term debt (7)(b)	1,225	907

Total current liabilities	5,888	5,348

Long-term debt (7)(c)	40	359
Other long-term obligations (8)	1,725	1,683
Deferred income tax liabilities	1,454	1,345

TOTAL LIABILITIES	9,107	8,735

SHAREHOLDERS’ EQUITY
Common shares at stated value (9)(d)	1,655	1,677
Earnings reinvested (10)	6,630	6,462
Accumulated other nonowner changes in equity (11)	(744)	(733)

TOTAL SHAREHOLDERS’ EQUITY	7,541	7,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,648	16,141

(a)	Accounts payable and accrued liabilities include amounts to related parties of $227 million (2006 — $151 million).

(b)	The current portion of long-term debt includes amounts to related parties of $818 million (2006 — $500 million).

(c)	Long-term debt includes amounts to related parties of nil (2006 — $318 million).

(d)	Number of common shares outstanding was 940 million (2006 — 953 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2007, and December 31, 2006, and the results of operations and changes in cash flows for the three months ending March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2007 presentation.
The results for the three months ending March 31, 2007, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.
2. Accounting change for uncertainty in income taxes
Effective January 1, 2007, the company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its income tax returns. Upon the adoption of FIN 48, the company recognized a transition gain of $14 million in shareholders’ equity. The gain reflected the recognition of several refund claims with associated interest, partly offset by increased income tax reserves.
The total amount of unrecognized income tax benefits at January 1, 2007, was $142 million. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized.
The company’s tax filings from 2002 to 2006 are subject to examination by the tax authorities. The Canada Revenue Agency (CRA) has proposed certain adjustments to the company’s filings for several years in the period 1987 to 2001. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2002 are expected to be resolved in 2007. The impact on unrecognized tax benefits and associated earnings effects, if any, from these matters are not expected to be material.
The company classifies interest on income tax related balances as interest expense or interest income and classifies tax related penalties as operating expense.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
3. Business Segments

	Natural		Petroleum
Three months to March 31	Resources		Products		Chemicals
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	1,139	1,146	4,318	4,278	310	362
Intersegment sales	918	828	506	601	82	88
Investment and other income	135	10	10	8	—	—

	2,192	1,984	4,834	4,887	392	450

EXPENSES
Exploration (b)	28	10	—	—	—	—
Purchases of crude oil and products	718	662	3,657	3,674	284	314
Production and manufacturing	509	559	291	311	46	53
Selling and general	2	3	233	241	18	20
Federal excise tax	—	—	305	303	—	—
Depreciation and depletion	124	156	61	56	3	3
Financing costs	2	—	—	—	—	—

TOTAL EXPENSES	1,383	1,390	4,547	4,585	351	390

INCOME BEFORE INCOME TAXES	809	594	287	302	41	60
INCOME TAXES	246	197	89	103	13	21

NET INCOME	563	397	198	199	28	39

Export sales to the United States	364	425	222	266	179	216
Cash flows from (used in) operating activities	267	185	(19)	(163)	(52)	(21)
CAPEX (b)	171	217	35	95	3	—

	Corporate
Three months to March 31	and Other		Eliminations		Consolidated
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	5,767	5,786
Intersegment sales	—	—	(1,506)	(1,517)	—	—
Investment and other income	22	14	—	—	167	32

	22	14	(1,506)	(1,517)	5,934	5,818

EXPENSES
Exploration (b)	—	—	—	—	28	10
Purchases of crude oil and products	—	—	(1,506)	(1,516)	3,153	3,134
Production and manufacturing	—	—	—	(1)	846	922
Selling and general	33	74	—	—	286	338
Federal excise tax	—	—	—	—	305	303
Depreciation and depletion	1	1	—	—	189	216
Financing costs	10	5	—	—	12	5

TOTAL EXPENSES	44	80	(1,506)	(1,517)	4,819	4,928

INCOME BEFORE INCOME TAXES	(22)	(66)	—	—	1,115	890
INCOME TAXES	(7)	(22)	—	—	341	299

NET INCOME	(15)	(44)	—	—	774	591

Export sales to the United States	—	—	—	—	765	907
Cash flows from (used in) operating activities	79	(39)	—	—	275	(38)
CAPEX (b)	7	10	—	—	216	322

(a)	Includes crude oil sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
4. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

	Three months
	to March 31
millions of dollars	2007	2006

Proceeds from asset sales	169	27
Book value of assets sold	38	16

Gain/(loss) on asset sales, before tax (a)	131	11

Gain/(loss) on asset sales, after tax (a)	93	8

(a)	First quarter 2007 included a gain of $129 million ($91 million after tax) from the sale of a producing property.
5. Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Three months
	to March 31
millions of dollars	2007	2006

Pension benefits:
Current service cost	25	25
Interest cost	61	60
Expected return on plan assets	(82)	(75)
Amortization of prior service cost	5	5
Recognized actuarial loss	19	29

Net benefit cost	28	44

Other post-retirement benefits:
Current service cost	1	2
Interest cost	6	6
Recognized actuarial loss	2	2

Net benefit cost	9	10

6. Financing costs

	Three months
	to March 31
millions of dollars	2007	2006

Debt related interest	16	14
Capitalized interest	(7)	(10)

Net interest expense	9	4
Other interest	3	1

Total financing costs	12	5

7. Long-term debt

			As at	As at
			Mar.31	Dec.31
			2007	2006
Issued	Maturity date	Interest rate	millions of dollars

2003	$250 million due May 26, 2007 and $250 million due August 26, 2007	Variable	—	—
2003	January 19, 2008	Variable	—	318

Long-term debt			—	318
Capital leases			40	41

Total long-term debt (a)			40	359

(a)	These amounts exclude that portion of long-term debt totalling $1,225 million (December 31, 2006 — $907 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
8. Other long-term obligations

	As at	As at
	Mar.31	Dec.31
millions of dollars	2007	2006

Employee retirement benefits (a)	905	1,017
Asset retirement obligations and other environmental liabilities (b)	442	438
Other obligations	378	228

Total other long-term obligations	1,725	1,683

(a)	Total recorded employee retirement benefits obligations also include $55 million in current liabilities (December 31, 2006 — $51 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $97 million in current liabilities (December 31, 2006 — $97 million).
9. Common shares

	As at	As at
	Mar.31	Dec.31
thousands of shares	2007	2006

Authorized	1,100,000	1,100,000
Common shares outstanding	939,564	952,988
Effective May 23, 2006, the issued common shares of the company were split on a three-for-one basis and the number of authorized shares was increased from 450 million to 1,100 million. The prior period number of shares outstanding and shares purchased, as well as net income and dividends per share, have been adjusted to reflect the three-for one split.
In 1995 through 2005, the company purchased shares under eleven 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 23, 2006, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to 48.8 million shares (five percent of the total on June 21, 2006), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars

1995 - 2005	750.1	8,635

2006 - First quarter	14.1	542
- Full year	45.5	1,818

2007 - First quarter	13.6	569

Cumulative purchases to date	809.2	11,022
Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
The following table provides the calculation of net income per common share:

	Three months
	to March 31
	2007	2006

Net income per common share — basic
Net income (millions of dollars)	774	591

Weighted average number of common shares outstanding (millions of shares)	948.8	992.9

Net income per common share (dollars)	0.82	0.60

Net income per common share — diluted
Net income (millions of dollars)	774	591

Weighted average number of common shares outstanding (millions of shares)	948.8	992.9
Effect of employee stock-based awards (millions of shares)	9.5	4.3

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	958.3	997.2

Net income per common share (dollars)	0.81	0.59
10. Earnings reinvested

	Three months
	to March 31
millions of dollars	2007	2006

Earnings reinvested at beginning of period	6,462	5,466
Cumulative effect of accounting change (2)	14	—
Net income for the period	774	591
Share purchases in excess of stated value	(545)	(518)
Dividends	(75)	(79)

Earnings reinvested at end of period	6,630	5,460

11. Nonowner changes in shareholders’ equity

	Three months
	to March 31
millions of dollars	2007	2006

Net income	774	591

Post-retirement benefit liability adjustment (excluding amortization)	(28)	—
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	17	—

Other nonowner changes in shareholders’ equity	(11)	—

Total nonowner changes in shareholders’ equity	763	591

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the first quarter of 2007 was $774 million or $0.81 a share on a diluted basis, compared with $591 million or $0.59 a share for the same period last year.
The main contributing factors for higher earnings were higher realizations for Cold Lake heavy oil and higher Syncrude volumes totaling about $180 million. The higher earnings were also due to lower operating costs and share-based compensation expenses totaling about $90 million and higher gains from asset divestments of about $85 million. These factors were partially offset by lower conventional resources volumes, lower natural gas realizations and higher royalties on Cold Lake heavy oil production totaling about $165 million. Stronger industry refining and marketing margins were essentially offset by the impact of shutdowns of refinery operating units.
Natural resources
Net income from natural resources in the first quarter was $563 million, versus $397 million in 2006. Earnings increased primarily due to higher realizations for Cold Lake heavy oil of about $120 million and higher Syncrude volumes of about $60 million. Lower depreciation, energy and other operating costs of about $50 million also contributed to higher earnings. These factors were partially offset by lower conventional crude oil, natural gas liquids (NGL) and natural gas volumes of about $65 million, lower natural gas realizations of about $60 million and higher royalties on Cold Lake heavy oil production of about $40 million. Included in first quarter 2007 net income was a $91 million gain on sale of the company’s interest in a producing property.
Average realizations for conventional crude oil in the first quarter were about two percent lower compared to the same period last year. Average realizations for Cold Lake heavy oil were higher by over 50 percent in the first quarter of 2007 primarily reflecting a narrowing price spread between light crude oil and Cold Lake heavy oil. Realizations for natural gas averaged $7.75 a thousand cubic feet in the first quarter, down from $9.40 in the same quarter last year.
Total gross production of crude oil and NGLs in the first quarter was 266 thousand barrels a day, up from 263 thousand barrels in the first quarter of 2006.
Gross production of Cold Lake heavy oil averaged 144 thousand barrels a day during the first quarter versus 150 thousand barrels in the same quarter last year. Lower production was due to the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production was 74 thousand barrels a day in the first quarter compared with 51 thousand barrels during the same period a year ago. Volumes from the new Stage 3 coker unit were partially offset by lower production from base operations due to unplanned maintenance of an existing coker unit. The existing coker unit has since returned to normal operation.
In the first quarter, gross production of conventional crude oil averaged 30 thousand barrels a day, compared with 33 thousand barrels during the same period in 2006. The natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)
Gross production of NGLs available for sale was 18 thousand barrels a day in the first quarter, down from 29 thousand barrels in the same quarter last year. Lower production in the first quarter was due mainly to declining NGL content of Wizard Lake gas production.
Gross production of natural gas during the first quarter of 2007 decreased to 525 million cubic feet a day from 580 million cubic feet in the same period last year. The lower production volume was primarily due to natural decline in the Western Canadian Basin.
In February, the Alberta Energy and Utilities Board and the Government of Canada gave conditional regulatory approval to the company’s proposed Kearl oil sands project, following a joint federal and provincial review. The company’s next steps are to review the approval’s conditions and further advance engineering work to define the project design, execution strategies and project cost estimate.
In March, the company, on behalf of the Mackenzie gas project co-venturers, filed updated cost and schedule information on the proposed project with the National Energy Board and Joint Review Panel. The updated project costs are $3.5 billion for the gas-gathering system, $7.8 billion for the Mackenzie Valley Pipeline and $4.9 billion for the development of the anchor fields. Future project activities will focus on the regulatory process and discussions with the federal government on fiscal framework. Project timing is uncertain, but production start-up is no sooner than 2014 and is conditional on progress on regulatory and fiscal matters.
In March, the company sold its interest in a natural gas producing property, located in British Columbia, for net proceeds of about $156 million, realizing a gain of about $91 million. Natural gas production for the company’s share of the property averaged about five million cubic feet a day in 2006.
In April, following the completion of an opportunity assessment study, the company confirmed that it will enter into a management services agreement with Syncrude Canada Ltd to provide operational, technical and business management services to the Syncrude joint venture. Under the agreement, the company and ExxonMobil will second management and staff into selected positions within Syncrude and expert teams will assist in the implementation of proven global best practices and systems.
In April, the exploration well drilled with co-venturers in Orphan Basin off the East Coast of Newfoundland was completed. Results from the well will be used to plan future drilling in the area.
Petroleum products
Net income from petroleum products was $198 million in the first quarter of 2007, compared with $199 million in the same period a year ago. Stronger industry refining and marketing margins totaling about $40 million in the first quarter were essentially offset by shutdowns of refinery operating units, which impacted both refinery supply to customers and operating expenses.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)
Chemicals
Net income from chemicals was $28 million in the first quarter, compared with $39 million in the same period last year. Lower industry margin for polyethylene products was the main contributor to the lower earnings.
Corporate and other
Net income from corporate and other was negative $15 million in the first quarter compared with negative $44 million in the same period of 2006. Favourable earnings effects were due mainly to lower share-based compensation charges.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $275 million during the first quarter of 2007 compared to negative $38 million in the same period last year. Higher cash flow was due primarily to higher net income and lower overall working capital requirements.
Capital and exploration expenditures were $216 million in the first quarter, down from $322 million during the same quarter of 2006. For the natural resources segment, capital and exploration expenditures included ongoing development drilling and programs at Cold Lake to maintain and expand production capacity, drilling at conventional fields in Western Canada and advancing the Mackenzie gas and Kearl oil sands projects. The petroleum products segment’s capital expenditures were mainly on projects to improve operating efficiency and upgrade the network of Esso retail outlets.
During the quarter, the company repurchased about 13.6 million shares for $569 million. Under the current share-repurchase program, which began on June 23, 2006, the company has repurchased about 36 million shares, and can purchase about another 12 million shares before June 22, 2007 when the current program expires.
Cash dividends of $76 million were paid in the first quarter of 2007 compared to $80 million in the first quarter of 2006. Per-share dividends paid in the first quarter was $0.08, unchanged from the same period last year.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $1,770 million at March 31, 2007, from $2,158 million at the end of 2006.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the three months ended March 31, 2007 does not differ materially from that discussed on page 30 in the company’s annual report on Form 10-K for the year ended December 31, 2006, except for the following:
The Province of Alberta has introduced regulations effective July 1, 2007 limiting greenhouse gas emissions from large industrial facilities. The company estimates that the impact of these regulations would not have a material adverse effect on the company’s operations or financial condition.

Earnings sensitivity (a)
millions of dollars after tax

Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 475
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2006 year-end by about $8 million (after tax) for each one-cent difference. This was primarily due to the narrowing price spread between light crude oil and Cold lake heavy oil and stronger industry refining margins.

(a)	The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2007. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.
Item 4. Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period January 1, 2007 to March 31, 2007, the company issued 103,590 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

(d) Maximum
			(c) Total	number (or
			number of	approximate
		(b)	shares (or units)	dollar value) of
	(a) Total	Average	purchased as	shares (or units)
	number of	price	part of publicly	that may yet be
	shares (or	paid per	announced	purchased
	units)	share (or	plans or	under the plans
Period	purchased	unit)	programs	or programs
January 2007 (January 1- January 31)	33,000	$40.31	33,000	25,534,394
February 2007 (February 1 - February 28)	6,143,017	$42.23	6,143,017	19,329,175
March 2007 (March 1 - March 31)	7,381,572	$41.71	7,381,572	11,883,999

(1)	The purchases were pursuant to a 12 month normal course share purchase program that was renewed on June 23, 2006 under which the company may purchase up to 48,772,466 of its outstanding common shares less any shares purchased by the employee savings plan and company pension fund. If not previously terminated, the program will terminate on June 22, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
At the annual meeting of shareholders on May 1, 2007, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: R.L. Broiles 832,901,469 shares for and 617,299 shares withheld, T.J. Hearn 832,891,425 shares for and 627,343 shares withheld, J.M. Mintz 832,498,379 shares for and 1,020,389 shares withheld, R. Phillips 832,567,102 shares for and 951,666 shares withheld, J.F. Shepard 832,583,198 shares for and 935,570 shares withheld, P.A. Smith 832,945,227 shares for and 573,541 shares withheld, S.D. Whittaker 832,489,557 shares for and 1,029,211 shares withheld, and V.L. Young 832,541,495 shares for and 977,273 shares withheld.
At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 832,155,331 shares for and 1,361,882 shares withheld from the reappointment of the auditors.

Item 6. Exhibits.
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

IMPERIAL OIL LIMITED
(Registrant)

Date: May 1, 2007	/s/ P. A. Smith

(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date: May 1, 2007	/s/ Brent A. Latimer

(Signature)
Brent A. Latimer
Assistant Secretary