Form 10-Q
period 2007-06-30
IMPERIAL OIL LTD
filed 2007-08-03
CIK 49938

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
YES ☐       NO ☑
The number of common shares outstanding, as of June 30, 2007, was 926,945,853.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Form 10-Q for the quarter ended March 31, 2007.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)				Six months
	Second quarter		to June 30
millions of Canadian dollars	2007	2006	2007	2006

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,299	6,604	12,066	12,390
Investment and other income (4)	40	84	207	116

TOTAL REVENUES AND OTHER INCOME	6,339	6,688	12,273	12,506

EXPENSES
Exploration	43	3	71	13
Purchases of crude oil and products (c)	3,470	3,868	6,623	7,002
Production and manufacturing (5)(d)	888	925	1,734	1,847
Selling and general (5)	385	277	671	615
Federal excise tax (a)	324	315	629	618
Depreciation and depletion	198	214	387	430
Financing costs (6)(e)	11	2	23	7

TOTAL EXPENSES	5,319	5,604	10,138	10,532

INCOME BEFORE INCOME TAXES	1,020	1,084	2,135	1,974

INCOME TAXES	308	247	649	546

NET INCOME (3)	712	837	1,486	1,428

NET INCOME PER COMMON SHARE — BASIC (dollars) (9)	0.76	0.85	1.58	1.45
NET INCOME PER COMMON SHARE — DILUTED (dollars) (9)	0.76	0.85	1.57	1.44
DIVIDENDS PER COMMON SHARE (dollars) (9)	0.09	0.08	0.17	0.16

(a) Federal excise tax included in operating revenues	324	315	629	618
(b) Amounts from related parties included in operating revenues	407	628	846	1,121
(c) Amounts to related parties included in purchases of crude oil and products	797	858	1,547	1,983
(d) Amounts to related parties included in production and manufacturing expenses	47	36	81	69
(e) Amounts to related parties included in financing costs	8	8	17	15
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)			Six months
inflow/(outflow)	Second quarter		to June 30
millions of Canadian dollars	2007	2006	2007	2006

OPERATING ACTIVITIES
Net income	712	837	1,486	1,428
Adjustment for non-cash items:
Depreciation and depletion	198	214	387	430
(Gain)/loss on asset sales, after income tax (4)	(8)	(46)	(101)	(54)
Deferred income taxes and other	(20)	(138)	51	(43)
Changes in operating assets and liabilities:
Accounts receivable	(116)	(191)	(232)	20
Inventories and prepaids	71	243	(198)	(209)
Income taxes payable	16	68	(408)	(295)
Accounts payable	210	(91)	480	(127)
All other items — net (a)	62	30	(65)	(262)

CASH FROM (USED IN) OPERATING ACTIVTIES	1,125	926	1,400	888

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(184)	(280)	(372)	(592)
Proceeds from asset sales	17	107	186	134
Loans to equity company	(1)	(1)	(1)	(2)

CASH FROM (USED IN) INVESTING ACTIVITIES	(168)	(174)	(187)	(460)

FINANCING ACTIVITIES
Short-term debt — net	405	72	405	72
Repayment of long-term debt	(654)	(71)	(655)	(72)
Long-term Debt issued	250	—	250	—
Issuance of common shares under stock option plan	7	3	9	4
Common shares purchased (9)	(622)	(395)	(1,191)	(937)
Dividends paid	(76)	(79)	(152)	(159)

CASH FROM (USED IN) FINANCING ACTIVITIES	(690)	(470)	(1,334)	(1,092)

INCREASE (DECREASE) IN CASH	267	282	(121)	(664)
CASH AT BEGINNING OF PERIOD	1,770	715	2,158	1,661

CASH AT END OF PERIOD	2,037	997	2,037	997

(a) Includes contribution to registered pension plans	(6)	(3)	(153)	(356)
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET	As at	As at
(U.S. GAAP, unaudited)	June 30	Dec.31
millions of Canadian dollars	2007	2006

ASSETS
Current assets
Cash	2,037	2,158
Accounts receivable, less estimated doubtful accounts	2,104	1,871
Inventories of crude oil and products	740	556
Materials, supplies and prepaid expenses	165	151
Deferred income tax assets	611	573

Total current assets	5,657	5,309

Investments and other long-term assets	649	104

Property, plant and equipment,	22,540	22,478
less accumulated depreciation and depletion	(12,164)	12,021

Property, plant and equipment (net)	10,376	10,457

Goodwill	204	204
Other intangible assets, net	65	67

TOTAL ASSETS	16,951	16,141

LIABILITIES
Current liabilities
Short-term debt	575	171
Accounts payable and accrued liabilities (8)(a)	3,567	3,080
Income taxes payable	1,161	1,190
Current portion of long-term debt (7)(b)	572	907

Total current liabilities	5,875	5,348

Long-term debt (7)(c)	289	359
Other long-term obligations (8)	1,769	1,683
Deferred income tax liabilities	1,446	1,345

TOTAL LIABILITIES	9,379	8,735

SHAREHOLDERS’ EQUITY
Common shares at stated value (9)(d)	1,639	1,677
Earnings reinvested (10)	6,659	6,462
Accumulated other comprehensive income (11)	(726)	(733)

TOTAL SHAREHOLDERS’ EQUITY	7,572	7,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,951	16,141

(a)	Accounts payable and accrued liabilities include amounts to related parties of $213 million (2006 — $151 million).

(b)	Current portion of long-term debt includes amounts to related parties of $568 million (2006 — $500 million).

(c)	Long-term debt includes amounts to related parties of $250 million (2006 — $318 million).

(d)	Number of common shares outstanding was 927 million (2006 — 953 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2007, and December 31, 2006, and the results of operations and changes in cash flows for the six months ending June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2007 presentation.
The results for the six months ending June 30, 2007, are not necessarily indicative of the operations to be expected for the full year.
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
The total amount of unrecognized income tax benefits at January 1, 2007, was $142 million. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized. The unrecognized tax benefits described above will not be included in the company’s annual Form 10-K contractual obligations table because the company does not expect that there will be any cash impact from the final settlements as sufficient general funds have been deposited with the Canada Revenue Agency (CRA).
The company’s tax filings from 2002 to 2006 are subject to examination by the tax authorities. The CRA has proposed certain adjustments to the company’s filings for several years in the period 1987 to 2001. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2002 are expected to be resolved in 2007. The impact on unrecognized tax benefits and associated earnings effects, if any, from these matters are not expected to be material.
The company classifies interest on income tax related balances as interest expense or interest income and classifies tax related penalties as operating expense.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.	Business segments

	Natural		Petroleum
Second quarter	Resources		Products		Chemicals
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	1,210	1,260	4,764	5,003	325	341
Intersegment sales	832	1,024	551	605	91	80
Investment and other income	5	55	14	15	—	—

	2,047	2,339	5,329	5,623	416	421

EXPENSES
Exploration (b)	43	3	—	—	—	—
Purchases of crude oil and products	706	803	3,921	4,469	317	305
Production and manufacturing	527	486	313	394	48	45
Selling and general	2	4	244	244	17	19
Federal excise tax	—	—	324	315	—	—
Depreciation and depletion	134	156	60	55	2	3
Financing costs	1	—	1	—	—	—

TOTAL EXPENSES	1,413	1,452	4,863	5,477	384	372

INCOME BEFORE INCOME TAXES	634	887	466	146	32	49
INCOME TAXES	174	133	152	84	10	18

NET INCOME	460	754	314	62	22	31

Export sales to the United States	547	530	280	226	185	199
Cash flows from (used in) operating activities	675	631	491	232	(7)	88
CAPEX (b)	140	144	48	120	3	4

	Corporate
Second quarter	and Other		Eliminations		Consolidated
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	6,299	6,604
Intersegment sales	—	—	(1,474)	(1,709)	—	—
Investment and other income	21	14	—	—	40	84

	21	14	(1,474)	(1,709)	6,339	6,688

EXPENSES
Exploration (b)	—	—	—	—	43	3
Purchases of crude oil and products	—	—	(1,474)	(1,709)	3,470	3,868
Production and manufacturing	—	—	—	—	888	925
Selling and general	122	10	—	—	385	277
Federal excise tax	—	—	—	—	324	315
Depreciation and depletion	2	—	—	—	198	214
Financing costs	9	2	—	—	11	2

TOTAL EXPENSES	133	12	(1,474)	(1,709)	5,319	5,604

INCOME BEFORE INCOME TAXES	(112)	2	—	—	1,020	1,084
INCOME TAXES	(28)	12	—	—	308	247

NET INCOME	(84)	(10)	—	—	712	837

Export sales to the United States	—	—	—	—	1,012	955
Cash flows from (used in) operating activities	(34)	(25)	—	—	1,125	926
CAPEX (b)	9	15	—	—	200	283

(a)	Include crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.	Business segments (continued)

	Natural		Petroleum
Six months to June 30	Resources		Products		Chemicals
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	2,349	2,406	9,082	9,281	635	703
Intersegment sales	1,750	1,852	1,057	1,206	173	168
Investment and other income	140	65	24	23	—	—

	4,239	4,323	10,163	10,510	808	871

EXPENSES
Exploration (b)	71	13	—	—	—	—
Purchases of crude oil and products	1,424	1,465	7,578	8,143	601	619
Production and manufacturing	1,036	1,045	604	705	94	98
Selling and general	4	7	477	485	35	39
Federal excise tax	—	—	629	618	—	—
Depreciation and depletion	258	312	121	111	5	6
Financing costs	3	—	1	—	—	—

TOTAL EXPENSES	2,796	2,842	9,410	10,062	735	762

INCOME BEFORE INCOME TAXES	1,443	1,481	753	448	73	109
INCOME TAXES	420	330	241	187	23	39

NET INCOME	1,023	1,151	512	261	50	70

Export sales to the United States	1,022	955	502	492	364	415
Cash flows from (used in) operating activities	942	816	472	69	(59)	67
CAPEX (b)	311	361	83	215	6	4
Total assets as at June 30	7,880	7,278	6,795	6,696	515	490

	Corporate
Six months to June 30	and Other		Eliminations		Consolidated
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	12,066	12,390
Intersegment sales	—	—	(2,980)	(3,226)	—	—
Investment and other income	43	28	—	—	207	116

	43	28	(2,980)	(3,226)	12,273	12,506

EXPENSES
Exploration (b)	—	—	—	—	71	13
Purchases of crude oil and products	—	—	(2,980)	(3,225)	6,623	7,002
Production and manufacturing	—	—	—	(1)	1,734	1,847
Selling and general	155	84	—	—	671	615
Federal excise tax	—	—	—	—	629	618
Depreciation and depletion	3	1	—	—	387	430
Financing costs	19	7	—	—	23	7

TOTAL EXPENSES	177	92	(2,980)	(3,226)	10,138	10,532

INCOME BEFORE INCOME TAXES	(134)	(64)	—	—	2,135	1,974
INCOME TAXES	(35)	(10)	—	—	649	546

NET INCOME	(99)	(54)	—	—	1,486	1,428

Export sales to the United States	—	—	—	—	1,888	1,862
Cash flows from (used in) operating activities	45	(64)	—	—	1,400	888
CAPEX (b)	16	25	—	—	416	605
Total assets as at June 30	2,069	1,283	(308)	(501)	16,951	15,246

(a)	Includes crude oil sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2007	2006	2007	2006

Proceeds from asset sales	17	107	186	134
Book value of assets sold	9	40	47	56

Gain/(loss) on asset sales, before tax (a)	8	67	139	78

Gain/(loss) on asset sales, after tax (a)	8	46	101	54

(a)	Second quarter 2006 included a gain of $56 million ($38 million after tax) from the sale of the company’s interests in the Calmette and Westlock producing properties.
5.	Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2007	2006	2007	2006

Pension benefits:
Current service cost	25	25	50	50
Interest cost	62	59	123	119
Expected return on plan assets	(82)	(75)	(164)	(150)
Amortization of prior service cost	5	5	10	10
Recognized actuarial loss	19	28	38	57

Net benefit cost	29	42	57	86

Other post-retirement benefits:
Current service cost	2	2	3	4
Interest cost	6	6	12	12
Recognized actuarial loss	1	2	3	4

Net benefit cost	9	10	18	20

6.	Financing costs

			Six months
	Second quarter		to June 30
millions of dollars	2007	2006	2007	2006

Debt related interest	17	15	33	29
Capitalized interest	(9)	(14)	(16)	(24)

Net interest expense	8	1	17	5
Other interest	3	1	6	2

Total financing costs	11	2	23	7

7.	Long-term debt

			As at	As at
			June 30	Dec. 31
			2007	2006

Issued	Maturity date	Interest rate	millions of dollars

2003	$250 million due May 26, 2007 (a) and
	$250 million due August 26, 2007	Variable	—	—
2003	January 19, 2008	Variable	—	318
2007	May 26, 2009 (a)	Variable	250	—

Long-term debt			250	318
Capital leases			39	41

Total long-term debt (b)			289	359

(a)	The company retired $250 million variable-rate debt on maturity and replaced it with long-term variable-rate loans of $250 million from an affiliated company of Exxon Mobil Corporation at interest equivalent to Canadian market rates.

(b)	These amounts exclude that portion of long-term debt totalling $572 million (December 31, 2006 - $907 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8.	Other long-term obligations

	As at	As at
	June 30	Dec. 31
millions of dollars	2007	2006

Employee retirement benefits (a)	897	1,017
Asset retirement obligations and other environmental liabilities (b)	438	438
Other obligations	434	228

Total other long-term obligations	1,769	1,683

(a)	Total recorded employee retirement benefits obligations also include $55 million in current liabilities (December 31, 2006 - $51 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $97 million in current liabilities (December 31, 2006 - $97 million).
9.	Common shares

	As at	As at
	June 30	Dec. 31
thousands of shares	2007	2006

Authorized	1,100,000	1,100,000
Common shares outstanding	926,946	952,988
From 1995 through 2006, the company purchased shares under twelve 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2007, another 12-month normal course issuer bid program was implemented with an allowable purchase of about 46.5 million shares (five percent of the total on June 22, 2007), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	shares	dollars

1995 - 2005	750.1	8,635

2006 - Second quarter	10.0	395
- Full year	45.5	1,818

2007 - Second quarter	13.0	622
- Year-to-date	26.6	1,191

Cumulative purchases to date	822.2	11,644
Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides the calculation of net income per common share:

			Six months
	Second quarter		to June 30
	2007	2006	2007	2006

Net income per common share — basic
Net income (millions of dollars)	712	837	1,486	1,428

Weighted average number of common shares outstanding (millions of shares)	934.1	979.6	941.4	986.3

Net income per common share (dollars)	0.76	0.85	1.58	1.45

Net income per common share — diluted
Net income (millions of dollars)	712	837	1,486	1,428

Weighted average number of common shares outstanding (millions of shares)	934.1	979.6	941.4	986.3
Effect of employee stock-based awards (millions of shares)	5.8	4.4	5.7	4.4

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	939.9	984.0	947.1	990.7

Net income per common share (dollars)	0.76	0.85	1.57	1.44
10.	Earnings reinvested

			Six months
	Second quarter		to June 30
millions of dollars	2007	2006	2007	2006

Earnings reinvested at beginning of period	6,630	5,460	6,462	5,466
Cumulative effect of accounting change (2)	—	—	14	—
Net income for the period	712	837	1,486	1,428
Share purchases in excess of stated value	(599)	(377)	(1,144)	(895)
Dividends	(84)	(79)	(159)	(158)

Earnings reinvested at end of period	6,659	5,841	6,659	5,841

11.	Comprehensive income

			Six months
	Second quarter		to June 30
millions of dollars	2007	2006	2007	2006

Net income	712	837	1,486	1,428

Post-retirement benefit liability adjustment (excluding amortization)	—	—	(28)	—
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	18	—	35	—

Other comprehensive income (net of income taxes)	18	—	7	—

Total comprehensive income	730	837	1,493	1,428

12.	Additional SFAS 158 Adoption Disclosure
In its 2006 Form 10-K financial statements, the company reported the adjustment related to the adoption of Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment to FASB Statements No. 87, 88, 106 and 132(R)” as a component of 2006 comprehensive income. Based on further regulatory guidance, this adjustment should have been reported as an adjustment to ending 2006 accumulated other comprehensive income. The amount reported by the company as 2006 comprehensive income (nonowner changes in equity) was $2,891 million. Excluding the negative $487 million SFAS 158 adoption adjustment (which was separately disclosed in the 2006 Form 10-K footnote 6, Employee retirement benefits), the amount would have been $3,378 million. The company will accordingly revise the presentation of 2006 comprehensive income (nonowner changes in equity) in its 2007 Form 10-K financial statements.

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the second quarter of 2007 was $712 million or $0.76 a share on a diluted basis, compared with $837 million or $0.85 a share for the same period last year. Net income for the first six months of 2007 was $1,486 million or $1.57 a share on a diluted basis, versus $1,428 million or $1.44 a share for the first half of 2006.
Earnings in the second quarter were lower than the same period of 2006 due mainly to the absence of the favourable effects of tax rate changes of about $120 million reported in the second quarter of 2006 and higher share-based compensation expenses of about $65 million. Earnings were also lower due to lower crude oil realizations of about $120 million and higher upstream energy costs and exploration expenses of about $50 million. These factors were partially offset by stronger industry refining and marketing margins of about $115 million, favourable impacts of about $100 million from lower refinery maintenance and project activities and higher realizations for natural gas liquids (NGL) and natural gas totaling about $30 million.
For the first six months, earnings increased primarily due to stronger industry refining and marketing margins of about $160 million and higher Syncrude volumes of about $80 million. Gains from asset divestment were also higher in 2007 by about $50 million. Higher earnings were partially offset by lower conventional resources volumes of about $105 million and the absence of the favourable effects of tax rate changes of about $120 million reported in 2006.
Natural resources
Net income from natural resources in the second quarter was $460 million, versus $754 million in the same period of 2006. Earnings decreased primarily due to lower crude oil realizations of about $120 million, higher energy costs and exploration expenses totaling about $50 million and the impact of a higher Canadian dollar of about $15 million. Earnings were also lower due to the absence of the effects of tax rate reductions of about $160 million reported in second quarter 2006. These factors were partially offset by higher realizations for NGL and natural gas totaling about $30 million. The impact of natural resources volumes on earnings was mixed with higher net Cold Lake and Syncrude volumes totaling about $60 million partially offset by lower natural gas volumes of about $35 million.
Net income for the first six months was $1,023 million versus $1,151 million during the same period last year. Earnings decreased primarily due to lower conventional crude oil, NGL and natural gas volumes of about $105 million. Earnings were also lower due to the absence of the effects of tax rate reductions of about $160 million reported in 2006. These factors were partially offset by higher Syncrude volumes of about $80 million. Higher realizations for Cold Lake heavy oil of about $25 million were essentially offset by lower natural gas realizations of about $30 million. Gains from asset divestments were higher in 2007 by about $50 million.
The company’s average realizations for conventional crude oil were about 11 percent lower in the second quarter and about seven percent lower for the first six months compared to the same periods last year reflecting lower world crude oil prices. Average realizations for Cold Lake heavy oil in the second quarter were over 20 percent lower than the second quarter of 2006 as the price spread between light crude oil and Cold Lake heavy oil widened. However, for the first six months in 2007, average realizations for Cold Lake heavy oil were still slightly higher than the

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued.....)

same period in 2006. Realizations for natural gas averaged $7.61 a thousand cubic feet in the second quarter, up from $6.52 in the same quarter last year. For the first six-month period, realizations for natural gas averaged $7.68 a thousand cubic feet in 2007, down from $7.99 in the same period of 2006.
Total gross production of crude oil and NGLs in the second quarter was 263 thousand barrels a day, versus 273 thousand barrels in the second quarter of 2006. For the first six months of the year, total gross production of crude oil and NGLs averaged 266 thousand barrels a day, compared with 269 thousand barrels in the same period of 2006.
Gross production of Cold Lake heavy oil averaged 150 thousand barrels a day during the second quarter, versus 157 thousand barrels in the same quarter last year. For the first six months, gross production was 148 thousand barrels a day this year, compared with 154 thousand barrels in the same period of 2006. Lower production was due to maintenance activities and the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production was 66 thousand barrels a day in the second quarter compared with 60 thousand barrels during the same period a year ago. During the six-month period, the company’s share of gross production from Syncrude averaged 70 thousand barrels a day in 2007, up from 56 thousand barrels in the same period of 2006. Increased volumes from the new Stage 3 coker unit were partially offset by lower production due to planned maintenance activities.
In the second quarter, gross production of conventional crude oil averaged 29 thousand barrels a day, compared with 31 thousand barrels during the same period in 2006. For the first six months, gross production of conventional crude oil averaged 30 thousand barrels a day, compared with 32 thousand barrels during the same period in 2006. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.
Gross production of NGLs available for sale was 18 thousand barrels a day in the second quarter, down from 25 thousand barrels in the same quarter last year. During the first half of 2007, gross production of NGLs available for sale decreased to 18 thousand barrels a day, from 27 thousand barrels in the same period of 2006, mainly due to declining NGL content of Wizard Lake gas production.
Gross production of natural gas during the second quarter of 2007 decreased to 492 million cubic feet a day from 557 million cubic feet in the same period last year. In the first half of the year, gross production was 508 million cubic feet a day, down from 568 million in the first six months of 2006. The lower production volume was primarily due to decline in production from the gas cap at Wizard Lake and natural decline in other producing properties in the Western Canadian Basin.
In April, the exploration well drilled with co-venturers in Orphan Basin off the East Coast of Newfoundland was completed. Exploration costs related to the well were reflected in the second quarter earnings. Results from the well will be used to plan future drilling in the area.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued.....)

In July, the company, along with co-venturer ExxonMobil Canada, successfully acquired exploration rights for a parcel in the Beaufort Sea. The company’s 50 percent share of the proposed exploration spending would be about $293 million with a minimum commitment of about $73 million.
Petroleum products
Net income from petroleum products was a record of $314 million in the second quarter of 2007, an increase of $252 million from the same period a year ago. Stronger industry refining and marketing margins totaling about $115 million and favourable margin and expense effects of about $100 million associated with lower refinery maintenance and project activities were the main contributors to higher earnings. Earnings were also higher with the absence of the unfavourable effects of tax rate changes of about $40 million reported in second quarter 2006.
Six-month net income was $512 million, $251 million higher than the same period of 2006. Increased earnings were primarily due to stronger industry refining and marketing margins totaling about $160 million and favourable impacts of about $50 million from lower refinery maintenance and project activities. Earnings were also higher with the absence of the unfavourable effects of tax rate changes of about $40 million reported in 2006.
Chemicals
Net income from chemicals was $22 million in the second quarter, compared with $31 million in the same period last year. Six-month net income was $50 million, compared with $70 million for the same period in 2006. Lower earnings were due primarily to lower industry margin for polyethylene products.
Corporate and other
Net income from corporate and other was negative $84 million in the second quarter, compared with negative $10 million in the same period of 2006. Six-month net income was negative $99 million, versus negative $54 million last year. Unfavourable earnings effects were due mainly to higher share-based compensation charges.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,125 million during the second quarter of 2007, $199 million higher than the same period last year. The increase in cash flow was driven primarily by lower working capital requirements. Year-to-date cash flow from operating activities was $1,400 million, an increase of $512 million from the first half of 2006. Lower working capital requirements and lower funding to employee pension plans were the main reasons for the increase.
Capital and exploration expenditures were $200 million in the second quarter, compared with $283 million during the same quarter of 2006, and $416 million in the first half of 2007, versus $605 million in the same period a year ago. Lower expenditures were primarily due to the completion of the Stage 3 upgrader expansion project at Syncrude and also the completion of the project to produce ultra-low sulphur diesel. In 2007, for the natural resources segment, capital and exploration expenditures included ongoing development drilling and programs at Cold Lake

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued.....)

to maintain and expand production capacity, drilling at conventional fields in Western Canada and advancing the Mackenzie gas and Kearl oil sands projects. The petroleum products segment’s capital expenditures were mainly on projects to improve operating efficiency and upgrade the network of Esso retail outlets.
In the second quarter of 2007, the company retired the remaining $404 million of its medium-term notes on maturity, replacing them with short-term Canadian commercial paper. Also in the second quarter, the company retired its $250-million variable-rate loan on maturity and replaced it with a $250 million long-term variable-rate loan from an affiliated company of Exxon Mobil Corporation at interest equivalent to Canadian market rates.
In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share-purchase program that expired on June 22, 2007. The new share-purchase program enables the company to repurchase up to about 46.5 million shares during the period from June 25, 2007, to June 24, 2008. During the first half of 2007, the company repurchased about 26.6 million shares for $1,191 million.
Cash dividends of $152 million were paid in the first six months of 2007. This compared with dividends of $159 million in the comparable period of 2006. Increased repurchase of shares reduced the number of shares outstanding and total dividend payments. On May 22, 2007, the company declared a quarterly dividend of nine cents a share, an increase of one cent a share from the previous quarter, payable on July 1, 2007.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $2,037 million at June 30, 2007, from $2,158 million at the end of 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the six months ended June 30, 2007 does not differ materially from that discussed on page 30 in the company’s annual report on Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007.

Item 4.	Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On May 14, 2007 Imperial Oil Limited was charged with an alleged violation of section 186(1) of the Environmental Protection Act (Ontario), as a result of emissions of sulphur dioxide allegedly in excess of regulated limits during an operating upset at its Sarnia refinery on December 6, 2005. The matter has been remanded for the next court appearance to August 24, 2007. Under the relevant sections of the act the minimum fine is $100,000 and maximum fine is $10,000,000 with the potential for a surcharge. It is anticipated that a conviction would result in a penalty at the lower end of the range.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period April 1, 2007 to June 30, 2007, the company issued 398,712 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

(d) Maximum
			(c) Total	number (or
			number of	approximate
		(b)	shares (or units)	dollar value) of
	(a) Total	Average	purchased as	shares (or units)
	number of	price	part of publicly	that may yet be
	shares (or	paid per	announced	purchased
	units)	share (or	plans or	under the plans
Period	purchased	unit)	programs	or programs
April 2007 (April 1 - April 30)	1,717,890	$43.58	1,717,890	10,104,392

May 2007 (May 1 - May 31)	6,998,697	$47.49	6,998,697	3,046,379

June 2007 (June 1 - June 30)	4,322,928	$49.60	4,322,928	44,979,707
(1) On June 21, 2006, the company announced by press release that it had received final approval from the Toronto Stock Exchange for another normal course issuer bid to continue its share repurchase program. That enabled the company to repurchase up to a maximum of 48,772,466 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 23, 2006 to June 22, 2007. That program ended on June 22, 2007.
On June 21, 2007, the company announced by press release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 46,459,967 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 25, 2007 to June 24, 2008. If not previously terminated, the program will end on June 24, 2008.
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

IMPERIAL OIL LIMITED
(Registrant)

Date:	August 2, 2007	/s/ P.A. Smith

(Signature)
Paul A. Smith
Controller and Senior Vice-President,
Finance and Administration
(Principal Accounting Officer)

Date:	August 2, 2007	/s/ Brent.A. Latimer

(Signature)
Brent A. Latimer
Assistant Secretary