Form 10-Q
period 2007-09-30
IMPERIAL OIL LTD
filed 2007-10-31
CIK 49938

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
YES ☐ NO ☑
The number of common shares outstanding, as of September 30, 2007, was 914,215,617.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Nine months
	Third quarter		to September 30
millions of Canadian dollars	2007	2006	2007	2006

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,306	6,612	18,372	19,002
Investment and other income (4)	124	39	331	155

TOTAL REVENUES AND OTHER INCOME	6,430	6,651	18,703	19,157

EXPENSES
Exploration	19	5	90	18
Purchases of crude oil and products (c)	3,519	3,832	10,142	10,834
Production and manufacturing (5)(d)	846	772	2,580	2,619
Selling and general (5)	298	276	969	891
Federal excise tax (a)	343	336	972	954
Depreciation and depletion	205	197	592	627
Financing costs (6)(e)	10	3	33	10

TOTAL EXPENSES	5,240	5,421	15,378	15,953

INCOME BEFORE INCOME TAXES	1,190	1,230	3,325	3,204

INCOME TAXES	374	408	1,023	954

NET INCOME (3)	816	822	2,302	2,250

NET INCOME PER COMMON SHARE — BASIC (dollars) (9)	0.88	0.84	2.46	2.29
NET INCOME PER COMMON SHARE — DILUTED (dollars) (9)	0.88	0.84	2.45	2.28
DIVIDENDS PER COMMON SHARE (dollars) (9)	0.09	0.08	0.26	0.24

(a) Federal excise tax included in operating revenues	343	336	972	954
(b) Amounts from related parties included in operating revenues	431	528	1,277	1,649
(c) Amounts to related parties included in purchases of crude oil and products	893	1,088	2,440	3,071
(d) Amounts to related parties included in production and manufacturing expenses	62	35	143	104
(e) Amounts to related parties included in financing costs	9	9	26	24
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)

			Nine months
inflow/(outflow)	Third quarter		to September 30
millions of Canadian dollars	2007	2006	2007	2006

OPERATING ACTIVITIES
Net income	816	822	2,302	2,250
Adjustment for non-cash items:
Depreciation and depletion	205	197	592	627
(Gain)/loss on asset sales, after income tax (4)	(51)	(7)	(152)	(61)
Deferred income taxes and other	(12)	60	39	17
Changes in operating assets and liabilities:
Accounts receivable	(23)	272	(255)	292
Inventories and prepaids	(51)	(54)	(249)	(263)
Income taxes payable	183	284	(225)	(11)
Accounts payable	(80)	30	400	(97)
All other items — net (a)	27	36	(38)	(226)

CASH FROM (USED IN) OPERATING ACTIVTIES	1,014	1,640	2,414	2,528

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(226)	(258)	(598)	(850)
Proceeds from asset sales	82	20	268	154
Loans to equity company	1	2	—	—

CASH FROM (USED IN) INVESTING ACTIVITIES	(143)	(236)	(330)	(696)

FINANCING ACTIVITIES
Short-term debt — net	(1)	—	404	72
Repayment of long-term debt	(251)	—	(906)	(72)
Long-term Debt issued	250	—	500	—
Issuance of common shares under stock option plan	1	3	10	7
Common shares purchased (9)	(600)	(468)	(1,791)	(1,405)
Dividends paid	(84)	(79)	(236)	(238)

CASH FROM (USED IN) FINANCING ACTIVITIES	(685)	(544)	(2,019)	(1,636)

INCREASE (DECREASE) IN CASH	186	860	65	196

CASH AT BEGINNING OF PERIOD	2,037	997	2,158	1,661

CASH AT END OF PERIOD	2,223	1,857	2,223	1,857

(a) Includes contribution to registered pension plans	(5)	(13)	(158)	(369)
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Sept. 30	Dec. 31
millions of Canadian dollars	2007	2006

ASSETS
Current assets
Cash	2,223	2,158
Accounts receivable, less estimated doubtful accounts	2,126	1,871
Inventories of crude oil and products	790	556
Materials, supplies and prepaid expenses	166	151
Deferred income tax assets	635	573

Total current assets	5,940	5,309

Investments and other long-term assets	657	104

Property, plant and equipment,	22,694	22,478
less accumulated depreciation and depletion	12,305	12,021

Property, plant and equipment (net)	10,389	10,457

Goodwill	204	204
Other intangible assets, net	63	67

TOTAL ASSETS	17,253	16,141

LIABILITIES
Current liabilities
Short-term debt	575	171
Accounts payable and accrued liabilities (8)(a)	3,485	3,080
Income taxes payable	1,351	1,190
Current portion of long-term debt (7)(b)	322	907

Total current liabilities	5,733	5,348

Long-term debt (7)(c)	538	359
Other long-term obligations (8)	1,775	1,683
Deferred income tax liabilities	1,483	1,345

TOTAL LIABILITIES	9,529	8,735

SHAREHOLDERS’ EQUITY
Common shares at stated value (9)(d)	1,617	1,677
Earnings reinvested (10)	6,815	6,462
Accumulated other comprehensive income (11)	(708)	(733)

TOTAL SHAREHOLDERS’ EQUITY	7,724	7,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	17,253	16,141

(a)	Accounts payable and accrued liabilities include amounts to related parties of $221 million (2006 — $151 million).

(b)	Current portion of long-term debt includes amounts to related parties of $318 million (2006 — $500 million).

(c)	Long-term debt includes amounts to related parties of $500 million (2006 — $318 million).

(d)	Number of common shares outstanding was 914 million (2006 — 953 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2007, and December 31, 2006, and the results of operations and changes in cash flows for the nine months ending September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2007 presentation.
The results for the nine months ending September 30, 2007, are not necessarily indicative of the operations to be expected for the full year.
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
The company’s tax filings from 2003 to 2006 are subject to examination by the tax authorities. The CRA has proposed certain adjustments to the company’s filings for several years in the period 1987 to 2002. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2002 are expected to be resolved in 2007. The impact on unrecognized tax benefits and associated earnings effects, if any, from these matters are not expected to be material.
The company classifies interest on income tax related balances as interest expense or interest income and classifies tax related penalties as operating expense.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments

	Natural		Petroleum
Third quarter	Resources		Products		Chemicals
millions of dollars	2007	2006	2007	2006	2007	2006
REVENUES AND OTHER INCOME
External sales (a)	1,028	1,178	4,934	5,086	344	348
Intersegment sales	1,227	1,090	552	570	74	87
Investment and other income	85	—	14	21	—	—

	2,340	2,268	5,500	5,677	418	435

EXPENSES
Exploration (b)	19	5	—	—	—	—
Purchases of crude oil and products	817	736	4,243	4,535	312	307
Production and manufacturing	479	453	321	271	46	49
Selling and general	2	3	251	266	19	19
Federal excise tax	—	—	343	336	—	—
Depreciation and depletion	141	131	59	61	4	3
Financing costs	—	—	—	(2)	—	—

TOTAL EXPENSES	1,458	1,328	5,217	5,467	381	378

INCOME BEFORE INCOME TAXES	882	940	283	210	37	57
INCOME TAXES	275	323	92	61	13	19

NET INCOME	607	617	191	149	24	38

Export sales to the United States	490	585	268	233	212	193
Cash flows from (used in) operating activities	760	1,236	184	378	60	33
CAPEX (b)	184	183	50	63	2	5

	Corporate
Third quarter	and Other		Eliminations		Consolidated
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	6,306	6,612
Intersegment sales	—	—	(1,853)	(1,747)	—	—
Investment and other income	25	18	—	—	124	39

	25	18	(1,853)	(1,747)	6,430	6,651

EXPENSES
Exploration (b)	—	—	—	—	19	5
Purchases of crude oil and products	—	—	(1,853)	(1,746)	3,519	3,832
Production and manufacturing	—	—	—	(1)	846	772
Selling and general	26	(12)	—	—	298	276
Federal excise tax	—	—	—	—	343	336
Depreciation and depletion	1	2	—	—	205	197
Financing costs	10	5	—	—	10	3

TOTAL EXPENSES	37	(5)	(1,853)	(1,747)	5,240	5,421

INCOME BEFORE INCOME TAXES	(12)	23	—	—	1,190	1,230
INCOME TAXES	(6)	5	—	—	374	408

NET INCOME	(6)	18	—	—	816	822

Export sales to the United States	—	—	—	—	970	1,011
Cash flows from (used in) operating activities	10	(7)	—	—	1,014	1,640
CAPEX (b)	9	12	—	—	245	263

(a)	Include crude sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Business segments (continued)

	Natural		Petroleum
Nine months to September 30	Resources		Products		Chemicals
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	3,377	3,584	14,016	14,367	979	1,051
Intersegment sales	2,977	2,942	1,609	1,776	247	255
Investment and other income	225	65	38	44	—	—

	6,579	6,591	15,663	16,187	1,226	1,306

EXPENSES
Exploration (b)	90	18	—	—	—	—
Purchases of crude oil and products	2,241	2,201	11,821	12,678	913	926
Production and manufacturing	1,515	1,498	925	976	140	147
Selling and general	6	10	728	751	54	58
Federal excise tax	—	—	972	954	—	—
Depreciation and depletion	399	443	180	172	9	9
Financing costs	3	—	1	(2)	—	—

TOTAL EXPENSES	4,254	4,170	14,627	15,529	1,116	1,140

INCOME BEFORE INCOME TAXES	2,325	2,421	1,036	658	110	166
INCOME TAXES	695	653	333	248	36	58

NET INCOME	1,630	1,768	703	410	74	108

Export sales to the United States	1,512	1,540	770	725	576	608
Cash flows from (used in) operating activities	1,702	2,052	656	447	1	100
CAPEX (b)	495	544	133	278	8	9
Total assets as at September 30	7,923	7,325	6,889	6,429	499	489

	Corporate
Nine months to September 30	and Other		Eliminations		Consolidated
millions of dollars	2007	2006	2007	2006	2007	2006

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	18,372	19,002
Intersegment sales	—	—	(4,833)	(4,973)	—	—
Investment and other income	68	46	—	—	331	155

	68	46	(4,833)	(4,973)	18,703	19,157

EXPENSES
Exploration (b)	—	—	—	—	90	18
Purchases of crude oil and products	—	—	(4,833)	(4,971)	10,142	10,834
Production and manufacturing	—	—	—	(2)	2,580	2,619
Selling and general	181	72	—	—	969	891
Federal excise tax	—	—	—	—	972	954
Depreciation and depletion	4	3	—	—	592	627
Financing costs	29	12	—	—	33	10

TOTAL EXPENSES	214	87	(4,833)	(4,973)	15,378	15,953

INCOME BEFORE INCOME TAXES	(146)	(41)	—	—	3,325	3,204
INCOME TAXES	(41)	(5)	—	—	1,023	954

NET INCOME	(105)	(36)	—	—	2,302	2,250

Export sales to the United States	—	—	—	—	2,858	2,873
Cash flows from (used in) operating activities	55	(71)	—	—	2,414	2,528
CAPEX (b)	25	37	—	—	661	868
Total assets as at September 30	2,256	2,147	(314)	(482)	17,253	15,908

(a)	Includes crude oil sales made by Products in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2007	2006	2007	2006

Proceeds from asset sales	82	20	268	154
Book value of assets sold	10	13	57	69

Gain/(loss) on asset sales, before tax (a)	72	7	211	85

Gain/(loss) on asset sales, after tax (a)	51	7	152	61

(a)	Third quarter 2007 included a gain of $71 million ($51million after tax) from the sale of the company’s interest in the Willesden Green producing property.
5. Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2007	2006	2007	2006

Pension benefits:
Current service cost	25	25	75	75
Interest cost	62	60	185	179
Expected return on plan assets	(83)	(75)	(247)	(225)
Amortization of prior service cost	5	5	15	15
Recognized actuarial loss	19	29	57	86

Net benefit cost	28	44	85	130

Other post-retirement benefits:
Current service cost	1	2	4	6
Interest cost	5	6	17	18
Recognized actuarial loss	2	2	5	6

Net benefit cost	8	10	26	30

6. Financing costs

			Nine months
	Third quarter		to September 30
millions of dollars	2007	2006	2007	2006

Debt related interest	18	17	51	46
Capitalized interest	(9)	(13)	(25)	(37)

Net interest expense	9	4	26	9
Other interest	1	(1)	7	1

Total financing costs	10	3	33	10

7. Long-term debt

			As at	As at
			Sept. 30	Dec. 31
			2007	2006
Issued	Maturity date	Interest rate	millions of dollars

2003	January 19, 2008	Variable	—	318
2007	$250 million due May 26, 2009 and
	$250 million due August 26, 2009 (a)	Variable	500	—

Long-term debt			500	318
Capital leases			38	41

Total long-term debt (b)			538	359

(a)	On August 26, 2007, the company retired $250 million variable-rate debt on maturity and replaced it with long-term variable-rate loans of $250 million from an affiliated company of Exxon Mobil Corporation at interest equivalent to Canadian market rates.

(b)	These amounts exclude that portion of long-term debt totalling $322 million (December 31, 2006 — $907 million), which matures within one year and is included in current liabilities.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. Other long-term obligations

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2007	2006

Employee retirement benefits (a)	881	1,017
Asset retirement obligations and other environmental liabilities (b)	441	438
Other obligations	453	228

Total other long-term obligations	1,775	1,683

(a)	Total recorded employee retirement benefits obligations also include $55 million in current liabilities (December 31, 2006 — $51 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $97 million in current liabilities (December 31, 2006 — $97 million).
9. Common shares

	As at	As at
	Sept. 30	Dec. 31
thousands of shares	2007	2006

Authorized	1,100,000	1,100,000
Common shares outstanding	914,216	952,988
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

	millions of
Year	shares	dollars

1995 - 2005	750.1	8,635
2006 - Third quarter	11.5	468
- Full year	45.5	1,818
2007 - Third quarter	12.8	600
- Year-to-date	39.4	1,791
Cumulative purchases to date	835.0	12,244
Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides the calculation of net income per common share:

			Nine months
	Third quarter		to September 30
	2007	2006	2007	2006

Net income per common share — basic
Net income (millions of dollars)	816	822	2,302	2,250

Weighted average number of common shares outstanding (millions of shares)	922.0	969.6	935.0	980.7

Net income per common share (dollars)	0.88	0.84	2.46	2.29

Net income per common share — diluted
Net income (millions of dollars)	816	822	2,302	2,250

Weighted average number of common shares outstanding (millions of shares)	922.0	969.6	935.0	980.7
Effect of employee stock-based awards (millions of shares)	5.9	4.5	5.7	4.4

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	927.9	974.1	940.7	985.1

Net income per common share (dollars)	0.88	0.84	2.45	2.28
10. Earnings reinvested

			Nine months
	Third quarter		to September 30
millions of dollars	2007	2006	2007	2006

Earnings reinvested at beginning of period	6,659	5,841	6,462	5,466
Cumulative effect of accounting change (2)	—	—	14	—
Net income for the period	816	822	2,302	2,250
Share purchases in excess of stated value	(577)	(448)	(1,721)	(1,343)
Dividends	(83)	(77)	(242)	(235)

Earnings reinvested at end of period	6,815	6,138	6,815	6,138

11. Comprehensive income

			Nine months
	Third quarter		to September 30
millions of dollars	2007	2006	2007	2006

Net income	816	822	2,302	2,250

Post-retirement benefit liability adjustment (excluding amortization)	—	—	(28)	—
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	18	—	53	—

Other comprehensive income (net of income taxes)	18	—	25	—

Total comprehensive income	834	822	2,327	2,250

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

IMPERIAL OIL LIMITED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the third quarter of 2007 was $816 million or $0.88 a share on a diluted basis, compared with $822 million or $0.84 a share for the same period last year. Net income for the first nine months of 2007 was $2,302 million or $2.45 a share on a diluted basis, versus $2,250 million or $2.28 a share for the first nine months of 2006.
Earnings in the third quarter were essentially equal to that in the same period in 2006. Earnings were positively impacted by higher crude oil realizations of about $60 million and higher Syncrude volumes of about $50 million. Earnings were also about $60 million higher due to favourable refinery operations and inventory effects partially offset by weaker industry refining margins. Higher gains from asset divestments of about $50 million also contributed to earnings. Offsetting these positive factors were lower natural gas, conventional crude oil and natural gas liquids (NGL) volumes totaling about $80 million and lower Cold Lake heavy oil realizations of about $45 million. A stronger Canadian dollar also negatively impacted earnings by about $80 million.
For the first nine months, earnings increased primarily due to the positive impacts of about $160 million from refinery operations, stronger industry refining and marketing margins of about $130 million and higher Syncrude volumes of about $125 million. Gains from asset divestments were also higher in 2007 by about $100 million. Higher earnings were partially offset by lower conventional resources volumes of about $180 million, higher share-based compensation and exploration expenses totaling about $110 million and higher tax expense of about $80 million. A stronger Canadian dollar also negatively impacted earnings by about $80 million.
Natural resources
Net income from natural resources in the third quarter was $607 million, versus $617 million in the same period of 2006. The impact of natural resources volumes and realizations on earnings were mixed. Higher Syncrude volumes of about $50 million were more than offset by lower natural gas, conventional crude oil and NGL volumes totaling about $80 million. Higher crude oil realizations of about $60 million were partially offset by lower Cold Lake heavy oil realizations of about $45 million. Earnings were negatively impacted by a higher Canadian dollar of about $60 million and higher production, exploration and other operating costs of about $40 million. These negative factors were essentially offset by gains from asset divestments of about $50 million and lower tax expense of about $35 million.
Net income for the first nine months was $1,630 million versus $1,768 million during the same period last year. Earnings decreased primarily due to lower natural gas, conventional crude oil, and NGL volumes of about $180 million. Earnings were also lower due to higher tax expense of $80 million, the negative impact of a higher Canadian dollar of about $60 million and higher exploration expense of about $40 million. These factors were partially offset by higher Syncrude volumes of about $125 million. Higher crude oil realizations of about $35 million were more than offset by lower natural gas and Cold Lake heavy oil realizations totaling $50 million. Gains from asset divestments were higher in 2007 by about $100 million.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)
Brent crude oil prices in U.S. dollars averaged eight percent higher in the third quarter and were at about the same level for the first nine months compared with the same periods last year. However, mainly because of a stronger Canadian dollar, the company’s realizations for conventional crude oil were only about two percent higher in the third quarter and about four percent lower for the first nine months compared with the same periods last year. Average realizations for Cold Lake heavy oil in the third quarter were about 15 percent lower than the third quarter of 2006 as the price spread between light crude oil and Cold Lake heavy oil widened. For the first nine months in 2007, average realizations for Cold Lake heavy oil were slightly lower than the same period in 2006. Realizations for natural gas averaged $5.73 a thousand cubic feet in the third quarter, down from $6.29 in the same quarter last year. For the first nine-month period, realizations for natural gas averaged $7.11 a thousand cubic feet in 2007, down from $7.42 in the same period of 2006.
Total gross production of crude oil and NGLs in the third quarter was 291 thousand barrels a day, versus 281 thousand barrels in the third quarter of 2006. For the first nine months of the year, total gross production of crude oil and NGLs averaged 274 thousand barrels a day, compared with 273 thousand barrels in the same period of 2006.
Gross production of Cold Lake heavy oil averaged 160 thousand barrels a day during the third quarter, versus 158 thousand barrels in the same quarter last year. For the first nine months, gross production was 152 thousand barrels a day this year, compared with 155 thousand barrels in the same period of 2006. Lower production in the first nine months was due to maintenance activities and the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production was 87 thousand barrels a day in the third quarter compared with 71 thousand barrels during the same period a year ago. During the nine-month period, the company’s share of gross production from Syncrude averaged 76 thousand barrels a day in 2007, up from 61 thousand barrels in the same period of 2006. Increased volumes from the new coker were partially offset by lower production due to planned maintenance activities.
In the third quarter, gross production of conventional crude oil averaged 28 thousand barrels a day, compared with 31 thousand barrels during the same period in 2006. For the first nine months, gross production of conventional crude oil averaged 29 thousand barrels a day, compared with 32 thousand barrels during the same period in 2006. Natural reservoir decline in the Western Canadian Basin and the impact of divested producing properties were the main reasons for the reduced production.
Gross production of NGLs available for sale was 16 thousand barrels a day in the third quarter, down from 21 thousand barrels in the same quarter last year. During the first nine months of 2007, gross production of NGLs available for sale decreased to 17 thousand barrels a day, from 25 thousand barrels in the same period of 2006, mainly due to declining NGL content of Wizard Lake gas production.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)
Gross production of natural gas during the third quarter of 2007 decreased to 430 million cubic feet a day from 560 million cubic feet in the same period last year. In the first nine months of the year, gross production was 482 million cubic feet a day, down from 566 million in the first nine months of 2006. The lower production volume was primarily due to decline in production from the gas cap at Wizard Lake and natural decline in other producing properties in the Western Canadian Basin.
In the quarter, the company realized a gain of $51 million from the sale of its interest in the Willesden Green producing property in Alberta for net proceeds of about $78 million. Production of the company’s share of the Willesden Green property averaged about one thousand oil-equivalent barrels a day in 2006.
On October 25, the Alberta government proposed increases to the royalty rates on oil and gas production beginning in 2009. The company believes that this proposal could have an adverse effect on future company investments in Alberta and the company’s future financial results. The magnitude of the potential impact will depend on the final form of enacted legislation and the future prices of oil and gas and cannot be reasonably estimated at this time.
Petroleum products
Net income from petroleum products was $191 million in the third quarter of 2007, an increase of $42 million from the same period a year ago. Earnings were about $60 million higher due mainly to favourable refinery operations and inventory effects partially offset by weaker industry refining margins. A stronger Canadian dollar negatively impacted earnings by about $20 million.
Nine-month net income was $703 million, $293 million higher than the same period of 2006. Increased earnings were primarily due to the positive impacts of about $160 million from refinery operations including lower refinery maintenance and project activities, and stronger industry refining and marketing margins totaling about $130 million.
Chemicals
Net income from chemicals was $24 million in the third quarter, compared with $38 million in the same period last year. Lower earnings were due primarily to lower industry margin for polyethylene products. Nine-month net income was $74 million, compared with $108 million for the same period in 2006. Lower earnings were due primarily to lower industry margin for polyethylene products partially offset by increased margin and sales volume for intermediate chemical products. A stronger Canadian dollar also negatively impacted earnings in the third quarter and the first nine months of 2007.
Corporate and other
Net income from corporate and other was negative $6 million in the third quarter, compared with $18 million in the same period of 2006. Nine-month net income was negative $105 million, versus negative $36 million last year. Unfavourable earnings effects were due mainly to higher share-based compensation charges.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,014 million during the third quarter of 2007, compared with $1,640 million in the same period last year. Lower cash flow was driven primarily by higher working capital requirements. Year-to-date cash flow from operating activities was $2,414 million, a decrease of $114 million from the first nine months of 2006. Lower cash flow was due mainly to higher working capital requirements partially offset by lower funding to employee pension plans.
Capital and exploration expenditures were $245 million in the third quarter, compared with $263 million during the same quarter of 2006, and $661 million in the first nine months of 2007, versus $868 million in the same period a year ago. Lower expenditures were primarily due to the completion of the Stage 3 upgrader expansion project at Syncrude and also the completion of the project to produce ultra-low sulphur diesel. In 2007, for the natural resources segment, capital and exploration expenditures included ongoing development drilling and programs at Cold Lake to maintain and expand production capacity, drilling at conventional fields in Western Canada and advancing the Mackenzie gas and Kearl oil sands projects. The petroleum products segment’s capital expenditures were mainly on projects to improve operating efficiency and upgrade the network of Esso retail outlets.
In the third quarter of 2007, the company retired its $250-million variable-rate loan from an affiliated company of Exxon Mobil Corporation on maturity and replaced it with a $250 million long-term variable-rate loan, also from an affiliated company of Exxon Mobil Corporation, at interest equivalent to Canadian market rates.
During the third quarter of 2007, the company repurchased about 12.8 million shares for $600 million. Under the current share-repurchase program, which began on June 25, 2007, the company has purchased about 14 million shares, and can purchase an additional 32.5 million shares before June 24, 2008 when the current program expires.
Cash dividends of $236 million were paid in the first nine months of 2007. This compared with dividends of $238 million in the same period of 2006. Increased repurchase of shares reduced the number of shares outstanding and total dividend payments. Per-share dividends declared in the first three quarters of 2007 totaled $0.26, up from $0.24 in the same period last year.
The above factors led to an increase in the company’s balance of cash and marketable securities to $2,223 million at September 30, 2007, from $2,158 million at the end of 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the nine months ended September 30, 2007 does not differ materially from that discussed on page 30 in the company’s annual report on Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007 except for the following:

Earnings sensitivity (a)
millions of dollars after tax
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 400
Eight dollars (U.S.) a barrel change in crude oil price	+ (-) 320
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from the first quarter 2007 by about $13 million (after tax) for each one-cent difference. This was primarily due to the impact of lower industry refining margins.
The sensitivity to changes in crude oil prices decreased from 2006 year-end by about $5 million (after tax) for each one U.S.-dollar difference. An increase in the value of the Canadian dollar has lessened the impact of U.S. dollar denominated crude oil prices on the company’s revenues and earnings.

(a)   The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the third quarter 2007. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.
Item 4. Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On August 24, 2007 Imperial Oil Limited pled guilty to a charge of discharging sulphur dioxide into the atmosphere at levels that exceeded air quality limits. The events occurred during an operating upset at the Sarnia refinery on December 6, 2005. The minimum fine of $100,000, plus victim surcharge of 25%, was paid by Imperial Oil Limited.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period July 1, 2007 to September 30, 2007, the company issued 61,428 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

(d) Maximum
			(c) Total	number (or
			number of	approximate
		(b)	shares (or units)	dollar value) of
	(a) Total	Average	purchased as	shares (or units)
	number of	price	part of publicly	that may yet be
	shares (or	paid per	announced	purchased
	units)	share (or	plans or	under the plans
Period	purchased	unit)	programs	or programs
July 2007	1,480,260	50.13	1,480,260	43,432,099
(July 1-July 31)
August 2007	5,685,417	44.51	5,685,417	37,685,573
(August 1-August 31)
September 2007	5,625,987	48.55	5,625,987	32,059,586
(September 1-September 30)

(1)   On June 21, 2007, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 46,459,967 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 25, 2007 to June 24, 2008. If not previously terminated, the program will end on June 24, 2008.

Item 6. Exhibits.
(10)(ii)(25) Amendment to Syncrude Ownership and Management Agreement made as of June 1, 2006 and fully executed as of September 24, 2007
(31.1) Certification by the principal executive officer of the company pursuant to Rule 13a-14(a)
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

IMPERIAL OIL LIMITED
(Registrant)

Date: October 30, 2007	/s/ P.A. Smith

(Signature)
Paul A. Smith Controller and Senior Vice-President, Finance and Administration (Principal Accounting Officer)

Date: October 30, 2007	/s/ Brent.A. Latimer

(Signature)
Brent A. Latimer Assistant Secretary