Form 10-Q
period 2008-03-31
IMPERIAL OIL LTD
filed 2008-05-02
CIK 49938

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES ☐     NO ☑
The number of common shares outstanding, as of March 31, 2008, was 892,487,053.

IMPERIAL OIL LIMITED
In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

IMPERIAL OIL LIMITED
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three months
	to March 31
millions of Canadian dollars	2008	2007
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	7,231	5,767
Investment and other income (4)	32	167

TOTAL REVENUES AND OTHER INCOME	7,263	5,934

EXPENSES
Exploration	40	28
Purchases of crude oil and products (c)	4,496	3,153
Production and manufacturing (5)(d)	977	846
Selling and general (5)	295	286
Federal excise tax (a)	312	305
Depreciation and depletion	181	189
Financing costs (6)(e)	(3)	12

TOTAL EXPENSES	6,298	4,819

INCOME BEFORE INCOME TAXES	965	1,115

INCOME TAXES	284	341

NET INCOME (3)	681	774

NET INCOME PER COMMON SHARE — BASIC (dollars) (8)	0.76	0.82
NET INCOME PER COMMON SHARE — DILUTED (dollars) (8)	0.75	0.81
DIVIDENDS PER COMMON SHARE (dollars) (8)	0.09	0.08

(a) Federal excise tax included in operating revenues	312	305
(b) Amounts from related parties included in operating revenues	591	439
(c) Amounts to related parties included in purchases of crude oil and products	1,259	654
(d) Amounts to related parties included in production and manufacturing expenses	47	43
(e) Amounts to related parties included in financing costs	—	9
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)
inflow/(outflow)

	Three months
	to March 31
millions of Canadian dollars	2008	2007

OPERATING ACTIVITIES
Net income	681	774
Adjustment for non-cash items:
Depreciation and depletion	181	189
(Gain)/loss on asset sales (4)	(11)	(131)
Deferred income taxes and other	(65)	94
Changes in operating assets and liabilities:
Accounts receivable	(398)	(116)
Inventories and prepaids	(572)	(269)
Income taxes payable	(11)	(409)
Accounts payable	584	270
All other items — net (a)	(91)	(127)

CASH FROM (USED IN) OPERATING ACTIVTIES	298	275

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(260)	(188)
Proceeds from asset sales	13	169

CASH FROM (USED IN) INVESTING ACTIVITIES	(247)	(19)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)
Issuance of common shares under stock option plan	4	2
Common shares purchased (8)	(590)	(569)
Dividends paid	(82)	(76)

CASH FROM (USED IN) FINANCING ACTIVITIES	(669)	(644)

INCREASE (DECREASE) IN CASH	(618)	(388)
CASH AT BEGINNING OF PERIOD	1,208	2,158

CASH AT END OF PERIOD	590	1,770

(a) Includes contribution to registered pension plans	(147)	(147)
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Mar.31	Dec.31
millions of Canadian dollars	2008	2007

ASSETS
Current assets
Cash	590	1,208
Accounts receivable, less estimated doubtful accounts	2,530	2,132
Inventories of crude oil and products	1,089	566
Materials, supplies and prepaid expenses	177	128
Deferred income tax assets	745	660

Total current assets	5,131	4,694

Long-term receivables, investments and other long-term assets	769	766

Property, plant and equipment,	23,160	22,962
less accumulated depreciation and depletion	12,521	12,401

Property, plant and equipment, net	10,639	10,561

Goodwill	204	204
Other intangible assets, net	62	62

TOTAL ASSETS	16,805	16,287

LIABILITIES
Current liabilities
Short-term debt	105	105
Accounts payable and accrued liabilities (7)(a)	3,918	3,335
Income taxes payable	1,487	1,498
Current portion of capitalized lease obligations	3	3

Total current liabilities	5,513	4,941

Capitalized lease obligations	37	38
Other long-term obligations (7)	1,801	1,914
Deferred income tax liabilities	1,499	1,471

TOTAL LIABILITIES	8,850	8,364

SHAREHOLDERS’ EQUITY
Common shares at stated value (8)(b)	1,584	1,600
Earnings reinvested (9)	7,100	7,071
Accumulated other comprehensive income (10)	(729)	(748)

TOTAL SHAREHOLDERS’ EQUITY	7,955	7,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,805	16,287

(a)	Accounts payable and accrued liabilities include amounts to related parties of $300 million (2007 — $260 million).

(b)	Number of common shares outstanding was 892 million (2007 — 903 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2008, and December 31, 2007, and the results of operations and changes in cash flows for the three months ending March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2008 presentation.
The results for the three months ending March 31, 2008, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.
2. Accounting changes
Uncertainty in income taxes
As of January 1, 2007, the company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. The cumulative adjustment for the accounting change reported in the first quarter of 2007 was an after-tax gain of $14 million.
Fair value measurements
Effective January 1, 2008, the company adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are remeasured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements. The initial application of SFAS 157 has no impact on the company’s financial statements.
On January 1, 2009, the company will adopt SFAS 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The application of SFAS 157 to the company’s nonfinancial assets and liabilities will mostly be limited to the recognition and measurement of nonmonetary exchange transactions, asset retirement obligations and asset impairments. The company does not expect the adoption to have a material impact on the company’s financial statements.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
3. Business Segments

Three months to March 31	Upstream		Downstream		Chemical
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	1,449	1,139	5,429	4,318	353	310
Intersegment sales	1,292	918	779	506	101	82
Investment and other income	4	135	14	10	1	—

	2,745	2,192	6,222	4,834	455	392

EXPENSES
Exploration (b)	40	28	—	—	—	—
Purchases of crude oil and products	1,085	718	5,234	3,657	349	284
Production and manufacturing	581	509	346	291	50	46
Selling and general	2	2	233	233	18	18
Federal excise tax	—	—	312	305	—	—
Depreciation and depletion	117	124	59	61	3	3
Financing costs	—	2	(4)	—	—	—

TOTAL EXPENSES	1,825	1,383	6,180	4,547	420	351

INCOME BEFORE INCOME TAXES	920	809	42	287	35	41
INCOME TAXES	270	246	12	89	11	13

NET INCOME	650	563	30	198	24	28

Export sales to the United States	736	475	225	222	221	179
Cash flows from (used in) operating activities	487	267	(174)	(19)	(8)	(52)
CAPEX (b)	264	171	32	35	2	3
Total assets as at March 31	8,555	7,971	7,539	6,737	516	495

	Corporate
Three months to March 31	and Other		Eliminations		Consolidated
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	7,231	5,767
Intersegment sales	—	—	(2,172)	(1,506)	—	—
Investment and other income	13	22	—	—	32	167

	13	22	(2,172)	(1,506)	7,263	5,934

EXPENSES
Exploration (b)	—	—	—	—	40	28
Purchases of crude oil and products	—	—	(2,172)	(1,506)	4,496	3,153
Production and manufacturing	—	—	—	—	977	846
Selling and general	42	33	—	—	295	286
Federal excise tax	—	—	—	—	312	305
Depreciation and depletion	2	1	—	—	181	189
Financing costs	1	10	—	—	(3)	12

TOTAL EXPENSES	45	44	(2,172)	(1,506)	6,298	4,819

INCOME BEFORE INCOME TAXES	(32)	(22)	—	—	965	1,115
INCOME TAXES	(9)	(7)	—	—	284	341

NET INCOME	(23)	(15)	—	—	681	774

Export sales to the United States	—	—	—	—	1,182	876
Cash flows from (used in) operating activities	(7)	79	—	—	298	275
CAPEX (b)	2	7	—	—	300	216
Total assets as at March 31	629	1,777	(434)	(332)	16,805	16,648

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
4. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

	Three months
	to March 31
millions of dollars	2008	2007

Proceeds from asset sales	13	169
Book value of assets sold	2	38

Gain/(loss) on asset sales, before tax (a)	11	131

Gain/(loss) on asset sales, after tax (a)	9	93

(a)	First quarter of 2007 included a gain of $129 million ($91 million, after tax) from the sale of a producing property.
5. Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Three months
	to March 31
millions of dollars	2008	2007

Pension benefits:
Current service cost	24	25
Interest cost	66	61
Expected return on plan assets	(82)	(82)
Amortization of prior service cost	5	5
Recognized actuarial loss	20	19

Net benefit cost	33	28

Other post-retirement benefits:
Current service cost	1	1
Interest cost	6	6
Recognized actuarial loss	1	2

Net benefit cost	8	9

6. Financing costs

	Three months
	to March 31
millions of dollars	2008	2007

Debt related interest	2	16
Capitalized interest	(2)	(7)

Net interest expense	—	9
Other interest	(3)	3

Total financing costs	(3)	12

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
7. Other long-term obligations

	As at	As at
	Mar.31	Dec.31
millions of dollars	2008	2007

Employee retirement benefits (a)	801	954
Asset retirement obligations and other environmental liabilities (b)	520	522
Share-based incentive compensation liabilities	252	210
Other obligations	228	228

Total other long-term obligations	1,801	1,914

(a)	Total recorded employee retirement benefits obligations also include $59 million in current liabilities (December 31, 2007 — $59 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $74 million in current liabilities (December 31, 2007 — $74 million).
8. Common shares

	As at	As at
	Mar.31	Dec.31
thousands of shares	2008	2007

Authorized	1,100,000	1,100,000
Common shares outstanding	892,487	903,263
From 1995 through 2006, the company purchased shares under twelve 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2007, another 12-month normal course issuer bid program was implemented with an allowable purchase of 46.5 million shares (five percent of the total on June 22, 2007), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	Shares	Dollars

1995 — 2006	795.6	10,453
2007 — First quarter	13.6	569
— Full year	50.5	2,358
2008 — First quarter	11.0	590
Cumulative purchases to date	857.1	13,401
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

IMPERIAL OIL LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued ...)
(unaudited)
The following table provides the calculation of net income per common share:

	Three months
	to March 31
	2008	2007

Net income per common share — basic
Net income (millions of dollars)	681	774
Weighted average number of common shares outstanding (millions of shares)	899.7	948.8
Net income per common share (dollars)	0.76	0.82
Net income per common share — diluted
Net income (millions of dollars)	681	774
Weighted average number of common shares outstanding (millions of shares)	899.7	948.8
Effect of employee stock-based awards (millions of shares)	6.3	5.5

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	906.0	954.3
Net income per common share (dollars)	0.75	0.81
9. Earnings reinvested

	Three months
	to March 31
millions of dollars	2008	2007

Earnings reinvested at beginning of period	7,071	6,462
Cumulative effect of accounting change (2)	—	14
Net income for the period	681	774
Share purchases in excess of stated value	(571)	(545)
Dividends	(81)	(75)

Earnings reinvested at end of period	7,100	6,630

10. Comprehensive income

	Three months
	to March 31
millions of dollars	2008	2007

Net income	681	774

Post-retirement benefit liability adjustment (excluding amortization)	—	(28)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	19	17

Other comprehensive income (net of income taxes)	19	(11)

Total comprehensive income	700	763

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the first quarter of 2008 was $681 million or $0.75 a share on a diluted basis, compared with $774 million or $0.81 a share for the same period last year.
Earnings in the first quarter were lower than the same quarter of 2007 as higher Upstream earnings were more than offset by lower Downstream earnings. In the Upstream, higher crude oil and natural gas commodity prices were partially offset by the negative impacts of lower conventional volumes from expected reservoir decline, lower Syncrude volumes, higher royalties and a stronger Canadian dollar. Earnings in the Upstream were also negatively impacted by lower gains from asset divestments. The negative impacts of lower overall industry refining margins, unplanned shutdown at the Strathcona refinery and a stronger Canadian dollar contributed to lower Downstream earnings.
Upstream
Net income from Upstream in the first quarter was $650 million, $87 million higher than the same period in 2007. Increased earnings were primarily due to higher crude oil and natural gas commodity prices totaling about $600 million. Improved realizations were partially offset by the negative impacts of lower conventional upstream volumes from expected reservoir decline of about $120 million, lower Syncrude volumes of about $60 million, higher royalties of about $100 million and a stronger Canadian dollar of about $110 million. Earnings were also negatively impacted by lower gains from asset divestments of about $90 million and higher production and exploration expenses of about $50 million.
In U.S. dollars, both Brent crude oil prices and average Cold Lake heavy oil realizations were higher by about 70 percent and 85 percent, respectively, in the first quarter compared with the same quarter last year. However, the effect of a stronger Canadian dollar dampened improvements in the company’s average realizations for conventional crude oil to 50 percent and for Cold Lake heavy oil to about 55 percent in the first quarter of 2008.
The company’s average realizations for natural gas averaged $8.00 a thousand cubic feet in the first quarter, up from $7.75 in the same quarter last year.
Total gross production of crude oil and NGLs in the first quarter was 260 thousand barrels a day, versus 266 thousand barrels in the first quarter of 2007.
Gross production of Cold Lake heavy oil averaged 154 thousand barrels a day during the first quarter, versus 144 thousand barrels in the same quarter last year. Higher production in 2008 was due to the cyclic nature of production at Cold Lake and increased volumes from the ongoing development drilling program.
The company’s share of Syncrude’s gross production was 67 thousand barrels a day in the first quarter compared with 74 thousand barrels during the same period a year ago. Production was temporarily reduced during the quarter as a result of unplanned shutdowns of several operating units, the recovery of which was aggravated by extremely cold temperatures. These operating units returned to normal production during the quarter.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued .....)
In the first quarter, gross production of conventional crude oil averaged 27 thousand barrels a day, down from 30 thousand barrels a day in the same period last year primarily due to natural reservoir decline in the Western Canadian Basin.
Gross production of NGLs available for sale was 12 thousand barrels a day in the first quarter, down from 18 thousand barrels in the same quarter last year, mainly due to the decline, as expected, in production from the gas cap at Wizard Lake.
Gross production of natural gas during the first quarter of 2008 decreased to 325 million cubic feet a day from 525 million cubic feet in the same period last year. The lower production volume was primarily due to decline, as expected, in production from the gas cap at Wizard Lake, which is largely complete.
In March, the Federal court ordered the joint federal and provincial review panel that had previously granted approval for the company’s proposed Kearl oil sands project to provide rationale for the greenhouse gas emissions aspect of its conclusions. The judgment did not direct the company to undertake or refrain from taking any particular course of action nor did it direct the project approval be altered in any way. Following this, the Federal Department of Fisheries notified the company that a permit it had issued earlier this year for the project had been nullified. The company is working to resolve this matter and is continuing to advance the project including further progress in engineering work consistent with the terms of the other permits and approvals that have been granted.
In recent land sales, Imperial, together with ExxonMobil Canada, acquired exploration rights in the natural gas prone Horn River area of northeastern British Columbia. Since September 2007, the companies have acquired total licence holdings of about 115,000 acres. The licences, in which the company and ExxonMobil Canada each have a 50-percent interest, are located about 70 kilometres northeast of Fort Nelson, British Columbia.
Downstream
Net income from Downstream was $30 million in the first quarter of 2008, compared with $198 million in the same period a year ago. Lower earnings were primarily driven by lower overall industry refining margins of about $145 million and the negative impact of a stronger Canadian dollar of about $20 million. As well, conversion units at the Strathcona refinery were shutdown for part of the quarter which temporarily reduced the availability of refined products in Western Canada. The Strathcona refinery returned to normal operation in early April. The impact on first quarter earnings was largely offset by the absence of operational events last year.
In April, the company and co-owners entered into an agreement to sell Rainbow Pipe Line Co. Ltd., in which the company has a one-third equity interest, for about $540 million in total, subject to closing adjustments including the sale of the crude-oil line fill currently estimated at an additional $120 million. The transaction is expected to close in the second quarter of 2008 subject to closing conditions and regulatory approvals.

IMPERIAL OIL LIMITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued .....)
Chemical
Net income from Chemical was $24 million in the first quarter, compared with $28 million in the same quarter last year. Lower earnings were primarily due to lower margins for intermediate and other chemical products partially offset by higher margins for polyethylene products.
Corporate and other
Net income from Corporate and other was negative $23 million in the first quarter, compared with negative $15 million in the same period of 2007. Unfavourable earnings effects were primarily due to higher share-based compensation charges.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $298 million during the first quarter of 2008, an increase of $23 million from the same period last year. The favourable impact of the timing of income tax payments and the net effects of higher commodity prices on receivable and payable balances were essentially offset by higher seasonal inventory builds.
Capital and exploration expenditures were $300 million in the first quarter, compared with $216 million during the same quarter of 2007. For the Upstream segment, capital and exploration expenditures included ongoing development drilling at Cold Lake to maintain and expand production capacity, advancing the Kearl oil sands project, investments in facilities improvement at Syncrude and drilling at conventional fields in Western Canada. The Downstream segment’s capital expenditures were mainly on projects to improve operating efficiency.
During the first quarter of 2008, the company repurchased about 11 million shares for $590 million. Under the current share repurchase program, which began on June 25, 2007, the company has purchased about 36 million shares.
Cash dividends of $82 million were paid in the first quarter of 2008 compared with dividends of $76 million in the first quarter of 2007. Per-share dividends declared in the first quarter was $0.09, up from $0.08 in 2007.
The above factors led to a decrease in the company’s balance of cash and marketable securities to $590 million at March 31, 2008, from $1,208 million at the end of 2007.

IMPERIAL OIL LIMITED
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the three months ended March 31, 2008 does not differ materially from that discussed on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2007, except for the following:

Earnings sensitivity (a) millions of dollars after tax
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+(-)	560
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2007 year-end by about $16 million (after tax) for each one-cent difference. This was primarily due to the narrowing price spread between light crude oil and Cold Lake heavy oil.

(a)	The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2008. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.
Item 4. Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the period January 1, 2008 to March 31, 2008, the company issued 140,289 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

				(d) Maximum number
				(or approximate
			(c) Total number	dollar value) of
			of shares (or	shares (or units)
			units) purchased as	that may yet be
	(a) Total number	(b) Average price	part of publicly	purchased
	of shares (or	paid per share (or	announced plans or	under the plans or
Period	units) purchased	unit)	programs	programs
January 2008 (January 1- January 31)	4,200	$53.91	4,200	20,665,956

February 2008 (February 1 — February 28)	5,391,510	$53.20	5,391,510	15,209,808

March 2008 (March 1 — March 31)	5,604,114	$54.13	5,604,114	9,550,768

(1)	On June 21, 2007, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 46,459,967 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 25, 2007 to June 24, 2008. If not previously terminated, the program will end on June 24, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
At the annual meeting of shareholders on May 1, 2008, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 769,706,295 shares for and 1,064,055 shares withheld, B. H. March 769,541,374 shares for and 1,228,976 shares withheld, J.M. Mintz 769,537,081 shares for and 1,233,269 shares withheld, R.C. Olsen 767,199,555 shares for and 3,570,795 shares withheld, R. Phillips 769,648,913 shares for and 1,121,437 shares withheld, P.A. Smith 767,422,771 shares for and 3,347,579 shares withheld, S.D. Whittaker 769,707,789 shares for and 1,062,561 shares withheld, and V.L. Young 769,681,060 shares for and 1,089,290 shares withheld.
At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 769,560,809 shares for and 1,215,339 shares withheld from the reappointment of the auditors.

At the same annual meeting of shareholders, the shareholders accepted a special resolution to amend various provisions of the restricted stock unit plan by a vote of 755,085,455 for and 6,777,425 against. These amendments relate to the following: (1) adding an amendment provision to the plan; (2) permitting the grant of alternative units with extended exercise dates; and (3) amending the definition of exercise price.
At the same annual meeting of shareholders, the shareholders rejected a shareholder proposal that the company establish a policy excluding incentive pay and prohibiting past service credits relating to the company’s pension plan by a vote of 738,977,607 against and 22,880,868 for.
Item 6. Exhibits.
[10(iii)(A)(15)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 26, 2008 and May 1, 2008.
[10(iii)(A)(16)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective February 26, 2008 and May 1, 2008.
[10(iii)(A)(17)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective February 26, 2008 and May 1, 2008.
[10(iii)(A)(18)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective February 26, 2008 and May 1, 2008.
[10(iii)(A)(19)] Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective February 26, 2008 and May 1, 2008.
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

IMPERIAL OIL LIMITED (Registrant)
Date: May 1, 2008	/s/ P.A. Smith
(Signature)
Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: May 1, 2008	/s/ Brent. A. Latimer
(Signature)
Brent A. Latimer Assistant Secretary