Form 10-Q
period 2008-06-30
IMPERIAL OIL LTD
filed 2008-08-01
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
YES   ☐          NO   ☑
The number of common shares outstanding, as of June 30, 2008, was 882,072,607.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Form 10-Q for the quarter ended March 31, 2008.
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

IMPERIAL OIL LIMITED

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Six months
	Second quarter		to June 30
millions of Canadian dollars	2008	2007	2008	2007

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	8,618	6,299	15,849	12,066
Investment and other income (4)	241	40	273	207

TOTAL REVENUES AND OTHER INCOME	8,859	6,339	16,122	12,273

EXPENSES
Exploration	17	43	57	71
Purchases of crude oil and products (c)	5,312	3,470	9,808	6,623
Production and manufacturing (5)(d)	1,114	888	2,091	1,734
Selling and general (5)	324	385	619	671
Federal excise tax (a)	328	324	640	629
Depreciation and depletion	181	198	362	387
Financing costs (6)(e)	—	11	(3)	23

TOTAL EXPENSES	7,276	5,319	13,574	10,138

INCOME BEFORE INCOME TAXES	1,583	1,020	2,548	2,135

INCOME TAXES	435	308	719	649

NET INCOME (3)	1,148	712	1,829	1,486

NET INCOME PER COMMON SHARE — BASIC (dollars) (8)	1.29	0.76	2.05	1.58
NET INCOME PER COMMON SHARE — DILUTED (dollars) (8)	1.28	0.76	2.03	1.57
DIVIDENDS PER COMMON SHARE (dollars)	0.09	0.09	0.18	0.17

(a) Federal excise tax included in operating revenues	328	324	640	629
(b) Amounts from related parties included in operating revenues	628	407	1,219	846
(c) Amounts to related parties included in purchases of crude oil and products	1,250	837	2,509	1,491
(d) Amounts to related parties included in production and manufacturing expenses	43	50	90	93
(e) Amounts to related parties included in financing costs	(1)	8	(1)	17
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)

			Six months
inflow/(outflow)	Second quarter		to June 30
millions of Canadian dollars	2008	2007	2008	2007

OPERATING ACTIVITIES
Net income	1,148	712	1,829	1,486
Adjustment for non-cash items:
Depreciation and depletion	181	198	362	387
(Gain)/loss on asset sales (4)	(221)	(8)	(232)	(101)
Deferred income taxes and other	(177)	(20)	(242)	51
Changes in operating assets and liabilities:
Accounts receivable	(366)	(116)	(764)	(232)
Inventories and prepaids	103	71	(469)	(198)
Income taxes payable	370	16	359	(408)
Accounts payable	479	210	1,063	480
All other items — net (a)	(61)	62	(152)	(65)

CASH FROM (USED IN) OPERATING ACTIVITIES	1,456	1,125	1,754	1,400

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(291)	(184)	(551)	(372)
Proceeds from asset sales	228	17	241	186
Loans to equity company	(2)	(1)	(2)	(1)

CASH FROM (USED IN) INVESTING ACTIVITIES	(65)	(168)	(312)	(187)

FINANCING ACTIVITIES
Short-term debt — net	—	405	—	405
Repayment of long-term debt	—	(654)	—	(654)
Long-term debt issued	—	250	—	250
Reduction in capitalized lease obligations	(1)	—	(2)	(1)
Issuance of common shares under stock option plan	2	7	6	9
Common shares purchased (8)	(606)	(622)	(1,196)	(1,191)
Dividends paid	(81)	(76)	(163)	(152)

CASH FROM (USED IN) FINANCING ACTIVITIES	(686)	(690)	(1,355)	(1,334)

INCREASE (DECREASE) IN CASH	705	267	87	(121)
CASH AT BEGINNING OF PERIOD	590	1,770	1,208	2,158

CASH AT END OF PERIOD	1,295	2,037	1,295	2,037

(a) Includes contribution to registered pension plans	(6)	(6)	(153)	(153)
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	June 30	Dec. 31
millions of Canadian dollars	2008	2007

ASSETS
Current assets
Cash	1,295	1,208
Accounts receivable, less estimated doubtful accounts	2,898	2,132
Inventories of crude oil and products	865	566
Materials, supplies and prepaid expenses	298	128
Deferred income tax assets	944	660

Total current assets	6,300	4,694

Long-term receivables, investments and other long-term assets	860	766

Property, plant and equipment,	23,423	22,962
less accumulated depreciation and depletion	12,677	12,401

Property, plant and equipment, net	10,746	10,561

Goodwill	204	204
Other intangible assets, net	61	62

TOTAL ASSETS	18,171	16,287

LIABILITIES
Current liabilities
Short-term debt	105	105
Accounts payable and accrued liabilities (7)(a)	4,398	3,335
Income taxes payable	1,857	1,498
Current portion of capitalized lease obligations	3	3

Total current liabilities	6,363	4,941

Capitalized lease obligations	36	38
Other long-term obligations (7)	1,946	1,914
Deferred income tax liabilities	1,488	1,471

TOTAL LIABILITIES	9,833	8,364

SHAREHOLDERS’ EQUITY
Common shares at stated value (8)(b)	1,568	1,600
Earnings reinvested (9)	7,581	7,071
Accumulated other comprehensive income (10)	(811)	(748)

TOTAL SHAREHOLDERS’ EQUITY	8,338	7,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	18,171	16,287

(a)	Accounts payable and accrued liabilities include amounts to related parties of $453 million (2007 — $260 million).

(b)	Number of common shares outstanding was 882 million (2007 — 903 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2008, and December 31, 2007, and the results of operations and changes in cash flows for the six months ending June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2008 presentation.
The results for the six months ending June 30, 2008, are not necessarily indicative of the operations to be expected for the full year.
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
Fair value measurements
Effective January 1, 2008, the company adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are remeasured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements. The initial application of SFAS 157 had no impact on the company’s financial statements.
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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Business segments

Second quarter	Upstream		Downstream		Chemical
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	1,836	1,210	6,401	4,764	381	325
Intersegment sales	1,554	832	892	551	141	91
Investment and other income	5	5	228	14	—	—

	3,395	2,047	7,521	5,329	522	416

EXPENSES
Exploration (b)	17	43	—	—	—	—
Purchases of crude oil and products	1,261	706	6,209	3,921	429	317
Production and manufacturing	675	527	382	313	57	48
Selling and general	1	2	243	244	19	17
Federal excise tax	—	—	328	324	—	—
Depreciation and depletion	118	134	59	60	3	2
Financing costs	—	1	(1)	1	—	—

TOTAL EXPENSES	2,072	1,413	7,220	4,863	508	384

INCOME BEFORE INCOME TAXES	1,323	634	301	466	14	32
INCOME TAXES	385	174	62	152	4	10

NET INCOME	938	460	239	314	10	22

Export sales to the United States	915	547	368	280	230	185
Cash flows from (used in) operating activities	1,054	675	417	491	18	(7)
CAPEX (b)	241	140	63	48	2	3

	Corporate
Second quarter	and Other		Eliminations		Consolidated
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	8,618	6,299
Intersegment sales	—	—	(2,587)	(1,474)	—	—
Investment and other income	8	21	—	—	241	40

	8	21	(2,587)	(1,474)	8,859	6,339

EXPENSES
Exploration (b)	—	—	—	—	17	43
Purchases of crude oil and products	—	—	(2,587)	(1,474)	5,312	3,470
Production and manufacturing	—	—	—	—	1,114	888
Selling and general	61	122	—	—	324	385
Federal excise tax	—	—	—	—	328	324
Depreciation and depletion	1	2	—	—	181	198
Financing costs	1	9	—	—	—	11

TOTAL EXPENSES	63	133	(2,587)	(1,474)	7,276	5,319

INCOME BEFORE INCOME TAXES	(55)	(112)	—	—	1,583	1,020
INCOME TAXES	(16)	(28)	—	—	435	308

NET INCOME	(39)	(84)	—	—	1,148	712

Export sales to the United States	—	—	—	—	1,513	1,012
Cash flows from (used in) operating activities	(33)	(34)	—	—	1,456	1,125
CAPEX (b)	2	9	—	—	308	200

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Business segments (continued)

Six months to June 30	Upstream		Downstream		Chemical
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	3,285	2,349	11,830	9,082	734	635
Intersegment sales	2,846	1,750	1,671	1,057	242	173
Investment and other income	9	140	242	24	1	—

	6,140	4,239	13,743	10,163	977	808

EXPENSES
Exploration (b)	57	71	—	—	—	—
Purchases of crude oil and products	2,346	1,424	11,443	7,578	778	601
Production and manufacturing	1,256	1,036	728	604	107	94
Selling and general	3	4	476	477	37	35
Federal excise tax	—	—	640	629	—	—
Depreciation and depletion	235	258	118	121	6	5
Financing costs	—	3	(5)	1	—	—

TOTAL EXPENSES	3,897	2,796	13,400	9,410	928	735

INCOME BEFORE INCOME TAXES	2,243	1,443	343	753	49	73
INCOME TAXES	655	420	74	241	15	23

NET INCOME	1,588	1,023	269	512	34	50

Export sales to the United States	1,651	1,022	593	502	451	364
Cash flows from (used in) operating activities	1,541	942	243	472	10	(59)
CAPEX (b)	505	311	95	83	4	6
Total assets as at June 30	9,018	7,880	7,909	6,795	535	515

	Corporate
Six months to June 30	and Other		Eliminations		Consolidated
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	15,849	12,066
Intersegment sales	—	—	(4,759)	(2,980)	—	—
Investment and other income	21	43	—	—	273	207

	21	43	(4,759)	(2,980)	16,122	12,273

EXPENSES
Exploration (b)	—	—	—	—	57	71
Purchases of crude oil and products	—	—	(4,759)	(2,980)	9,808	6,623
Production and manufacturing	—	—	—	—	2,091	1,734
Selling and general	103	155	—	—	619	671
Federal excise tax	—	—	—	—	640	629
Depreciation and depletion	3	3	—	—	362	387
Financing costs	2	19	—	—	(3)	23

TOTAL EXPENSES	108	177	(4,759)	(2,980)	13,574	10,138

INCOME BEFORE INCOME TAXES	(87)	(134)	—	—	2,548	2,135
INCOME TAXES	(25)	(35)	—	—	719	649

NET INCOME	(62)	(99)	—	—	1,829	1,486

Export sales to the United States	—	—	—	—	2,695	1,888
Cash flows from (used in) operating activities	(40)	45	—	—	1,754	1,400
CAPEX (b)	4	16	—	—	608	416
Total assets as at June 30	1,335	2,069	(626)	(308)	18,171	16,951

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2008	2007	2008	2007

Proceeds from asset sales	228	17	241	186
Book value of assets sold	7	9	9	47

Gain/(loss) on asset sales, before tax (a)	221	8	232	139

Gain/(loss) on asset sales, after tax (a)	192	8	201	101

(a)	Second quarter of 2008 included a gain of $219 million ($187 million, after tax) from the sale of Rainbow Pipe Line Co. Ltd., an equity company.

5.	Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Six months
	Second quarter		to June 30
millions of dollars	2008	2007	2008	2007

Pension benefits:
Current service cost	23	25	47	50
Interest cost	70	62	136	123
Expected return on plan assets	(83)	(82)	(165)	(164)
Amortization of prior service cost	4	5	9	10
Recognized actuarial loss	26	19	46	38

Net benefit cost	40	29	73	57

Other post-retirement benefits:
Current service cost	2	2	3	3
Interest cost	6	6	12	12
Recognized actuarial loss	2	1	3	3

Net benefit cost	10	9	18	18

6.	Financing costs

			Six months
	Second quarter		to June 30
millions of dollars	2008	2007	2008	2007

Debt related interest	2	17	4	33
Capitalized interest	(2)	(9)	(4)	(16)

Net interest expense	—	8	—	17
Other interest	—	3	(3)	6

Total financing costs	—	11	(3)	23

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.	Other long-term obligations

	As at	As at
	June 30	Dec. 31
millions of dollars	2008	2007

Employee retirement benefits (a)	907	954
Asset retirement obligations and other environmental liabilities (b)	521	522
Share-based incentive compensation liabilities	287	210
Other obligations	231	228

Total other long-term obligations	1,946	1,914

(a)	Total recorded employee retirement benefits obligations also include $59 million in current liabilities (December 31, 2007 — $59 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $74 million in current liabilities (December 31, 2007 — $74 million).

8.	Common shares

	As at	As at
	June 30	Dec. 31
thousands of shares	2008	2007

Authorized	1,100,000	1,100,000
Common shares outstanding	882,073	903,263
From 1995 through 2007, the company purchased shares under thirteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2008, another 12-month normal course issuer bid program was implemented with an allowable purchase of 44.2 million shares (five percent of the total on June 24, 2008), less any shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	shares	dollars

1995 - 2006	795.6	10,453

2007 - Second quarter	13.0	622
- Full year	50.5	2,358

2008 - Second quarter	10.6	606
- Year-to-date	21.6	1,196

Cumulative purchases to date	867.7	14,007
Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides the calculation of net income per common share:

			Six months
	Second quarter		to June 30
	2008	2007	2008	2007

Net income per common share — basic
Net income (millions of dollars)	1,148	712	1,829	1,486

Weighted average number of common shares outstanding (millions of shares)	888.1	934.1	893.9	941.4

Net income per common share (dollars)	1.29	0.76	2.05	1.58

Net income per common share — diluted
Net income (millions of dollars)	1,148	712	1,829	1,486

Weighted average number of common shares outstanding (millions of shares)	888.1	934.1	893.9	941.4
Effect of employee share-based awards (millions of shares)	6.5	5.8	6.4	5.8

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	894.6	939.9	900.3	947.2

Net income per common share (dollars)	1.28	0.76	2.03	1.57

9.	Earnings reinvested

			Six months
	Second quarter		to June 30
millions of dollars	2008	2007	2008	2007

Earnings reinvested at beginning of period	7,100	6,630	7,071	6,462
Cumulative effect of accounting change (2)	—	—	—	14
Net income for the period	1,148	712	1,829	1,486
Share purchases in excess of stated value	(587)	(599)	(1,158)	(1,144)
Dividends	(80)	(84)	(161)	(159)

Earnings reinvested at end of period	7,581	6,659	7,581	6,659

10.	Comprehensive income

			Six months
	Second quarter		to June 30
millions of dollars	2008	2007	2008	2007

Net income	1,148	712	1,829	1,486

Post-retirement benefit liability adjustment (excluding amortization)	(105)	—	(105)	(28)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	23	18	42	35

Other comprehensive income (net of income taxes)	(82)	18	(63)	7

Total comprehensive income	1,066	730	1,766	1,493

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the second quarter of 2008 was a record $1,148 million or $1.28 a share on a diluted basis, compared with $712 million or $0.76 a share for the same period last year. Net income for the first six months of 2008 was $1,829 million or $2.03 a share on a diluted basis, versus $1,486 million or $1.57 a share for the first half of 2007.
Earnings in the second quarter were higher than the same quarter of 2007 as higher Upstream earnings were partially offset by lower Downstream earnings. In the Upstream, higher crude oil and natural gas commodity prices were partially offset by the negative impacts of lower conventional volumes from expected reservoir decline, higher royalties, a stronger Canadian dollar, and higher energy and maintenance costs. Lower Downstream earnings were primarily due to the negative impacts of lower overall industry refining margins and a stronger Canadian dollar, partially offset by a gain from asset divestment.
For the first six months, earnings increased primarily due to higher crude oil and natural gas commodity prices. Improved upstream realizations were partially offset by the negative impacts of lower overall industry refining margins, lower upstream conventional and Syncrude volumes, higher royalties and a stronger Canadian dollar.
Upstream
Net income from Upstream in the second quarter was a record $938 million, $478 million higher than the same period in 2007. Increased earnings were primarily due to higher crude oil and natural gas commodity prices totaling about $950 million. Improved realizations were partially offset by the negative impacts of higher royalties of about $170 million, lower conventional volumes from expected reservoir decline of about $160 million and a stronger Canadian dollar of about $70 million. Earnings were also negatively impacted by higher energy and Syncrude maintenance costs totaling about $70 million.
Net income for the first six months was $1,588 million versus $1,023 million during the same period last year. Crude oil and natural gas commodity prices were stronger by about $1,550 million compared to the first six months of 2007. Their positive impact on earnings was partially offset by lower conventional volumes of about $280 million and lower Syncrude volumes of about $60 million. Earnings were also negatively impacted by higher royalties of about $270 million, a stronger Canadian dollar of about $180 million, higher energy, Syncrude maintenance, and other production costs totaling about $120 million and lower gains from asset divestments of about $90 million.
Gross production of Cold Lake heavy oil averaged 144 thousand barrels a day during the second quarter, versus 150 thousand barrels in the same quarter last year. Lower production was due to the cyclic nature of production at Cold Lake and higher planned maintenance activities in the quarter. For the first six months, gross production was 149 thousand barrels a day this year, compared with 148 thousand barrels in the same period of 2007.
The company’s share of Syncrude’s gross production in the second quarter was 66 thousand barrels a day, the same as in the second quarter of 2007. The planned maintenance of a coker unit was successfully completed in the second quarter of 2008. During 2008, the company’s share of gross production from Syncrude averaged 66 thousand barrels a day, down from 70 thousand barrels in 2007. Lower volumes were due primarily to unplanned shutdowns in the first quarter of 2008.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued...)

In the second quarter, gross production of conventional crude oil averaged 26 thousand barrels a day, down from 29 thousand barrels during the same period in 2007. For the six months of 2008, gross production of conventional crude oil averaged 27 thousand barrels a day, compared with 30 thousand barrels in 2007. Natural reservoir decline in the Western Canadian Basin was the main reason for the reduced production.
Gross production of natural gas liquids (NGLs) available for sale was 10 thousand barrels a day in the second quarter, down from 18 thousand barrels in the same quarter last year. During the first six months of 2008, gross production of NGLs available for sale decreased to 11 thousand barrels a day, from 18 thousand barrels in 2007. The lower production volumes in the second quarter and the first six months of 2008 were mainly due to the expected decline in production from the gas cap at Wizard Lake.
Gross production of natural gas during the second quarter of 2008 decreased to 310 million cubic feet a day from 492 million cubic feet in the same period last year. In the first half of the year, gross production was 318 million cubic feet a day, down from 508 million in the first six months of 2007. The lower production volume was primarily due to decline, as expected, in production from the gas cap at Wizard Lake, which is largely complete.
In June, the Federal Department of Fisheries reissued a permit that allows the Kearl oil sands project to continue with project site preparation activities. This followed the Federal government’s approval of the amended Joint Review Panel report on the Kearl oil sands project’s environmental impact.
Downstream
Net income from Downstream was $239 million in the second quarter of 2008, compared with $314 million in the same period a year ago and included a gain of $187 million from the sale of the company’s equity investment in Rainbow Pipe Line Co. Ltd. Second quarter 2008 earnings were negatively impacted by lower overall industry refining margins of about $220 million and a stronger Canadian dollar of about $25 million when compared to the same period in 2007. Planned refinery maintenance activities, primarily at the Sarnia refinery, were successfully completed in the quarter.
Six-month net income was $269 million compared with $512 million in 2007. Earnings decreased primarily due to lower overall industry refining margins of about $365 million and the negative impact of a stronger Canadian dollar of about $40 million. These factors were partially offset by a gain of $187 million from the sale of Rainbow.
Chemical
Net income from Chemical was $10 million in the second quarter, compared with $22 million in the same quarter last year. Six-month net income was $34 million, compared with $50 million in 2007. Lower earnings in the second quarter and for the year were primarily due to lower margins for intermediate and other chemical products partially offset by higher margins for polyethylene products.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued...)

Corporate and other
Net income from Corporate and other was negative $39 million in the second quarter, compared with negative $84 million in the same period of 2007. For the six months of 2008, net income was negative $62 million, versus negative $99 million last year. Favourable earnings effects in the second quarter and the first six months of 2008 were primarily due to lower share-based compensation charges.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,456 million during the second quarter of 2008, $331 million higher than the same period last year. Year-to-date cash flow from operating activities was $1,754 million, an increase of $354 million from the first half of 2007. Higher cash flow in the second quarter and the six months of 2008 were primarily due to higher earnings.
Investing activities used net cash of $65 million in the second quarter and $312 million in the first half of 2008, compared to $168 million and $187 million in the corresponding periods in 2007. Capital and exploration expenditures were $308 million in the second quarter, compared with $200 million during the same quarter of 2007, and $608 million in the first half, compared with $416 million in the first half of 2007. For the Upstream segment, capital and exploration expenditures included ongoing development drilling at Cold Lake to maintain and expand production capacity, advancing the Kearl oil sands project, investments in facilities improvement at Syncrude and drilling at conventional fields in Western Canada. The Downstream segment’s capital expenditures were focused mainly on reducing air emissions and improving refinery reliability and utilization. Proceeds from asset sales were $228 million in the second quarter and $241 million in the first half of 2008 compared with $17 million and $186 million in the corresponding periods of 2007.
In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share-purchase program that expired on June 24, 2008. The new share-purchase program enables the company to repurchase up to about 44 million shares during the period from June 25, 2008, to June 24, 2009. During the first half of 2008, the company repurchased about 22 million shares for $1,196 million.
Cash dividends of $163 million were paid in the first six months of 2008 compared with dividends of $152 million in the same period of 2007. Per-share dividends declared in the first two quarters of 2008 totaled $0.18, up from $0.17 in the same period of 2007.
The above factors led to an increase in the company’s balance of cash and marketable securities to $1,295 million at June 30, 2008, from $1,208 million at the end of 2007.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the six months ended June 30, 2008 does not differ materially from that discussed on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2008 except for the following:

Earnings sensitivity (a)
millions of dollars after tax
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 710
The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter 2008 by about $15 million (after tax) for each one-cent difference. This was primarily due to the increase in crude oil prices.
(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the second quarter 2008. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

Item 4.	Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the period April 1, 2008 to June 30, 2008, the company issued 162,798 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)(2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2008 (April 1- April 30)	1,381,575	$53.47	1,381,575	8,114,821

May 2008 (May 1 - May 31)	5,363,733	$58.18	5,363,733	2,700,158

June 2008 (June 1 - June 30)	3,833,934	$57.51	3,833,934	43,010,753
(1)	On June 21, 2007, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid to continue its share repurchase program. The program enabled the company to repurchase up to a maximum of 46,459,967 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 25, 2007 to June 24, 2008. The program ended on June 24, 2008.

(2)	On June 23, 2008, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 44,194,961 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2008 to June 24, 2009. If not previously terminated, the program will end on June 24, 2009.

Item 6. Exhibits.

(31.1)	Certification by the principal executive officer of the company pursuant to Rule 13a-14(a).

(31.2)	Certification by the principal financial officer of the company pursuant to Rule 13a-14(a).

(32.1)	Certification by the chief executive officer and of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification by the chief financial officer and of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)
Date: July 31, 2008	/s/ Paul. A. Smith
(Signature)
Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: July 31, 2008	/s/ Brent. A. Latimer
(Signature)
Brent A. Latimer Assistant Secretary