Form 10-Q
period 2008-09-30
IMPERIAL OIL LTD
filed 2008-10-31
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
The number of common shares outstanding, as of September 30, 2008, was 869,672,953.

IMPERIAL OIL LIMITED

INDEX

PAGE

PART I — Financial Information

Item 1 — Financial Statements.

Consolidated Statement of Income —
Three months ended September 30, 2008 and 2007
Nine months ended September 30, 2008 and 2007	3

Consolidated Statement of Cash Flows —
Three months ended September 30, 2008 and 2007
Nine months ended September 30, 2008 and 2007	4

Consolidated Balance Sheet —
As at September 30, 2008 and December 31, 2007	5

Notes to the Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3 — Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4 — Controls and Procedures.	15

PART II — Other Information

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 6 — Exhibits.	17

SIGNATURES	17

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Statements in this report regarding future events or conditions are forward-looking statements. Actual results could differ materially due to the impact of market conditions, changes in law or governmental policy, changes in operating conditions and costs

IMPERIAL OIL LIMITED

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)

			Nine months
	Third quarter		to September 30
millions of Canadian dollars	2008	2007	2008	2007

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	9,478	6,306	25,327	18,372
Investment and other income (4)	37	124	310	331

TOTAL REVENUES AND OTHER INCOME	9,515	6,430	25,637	18,703

EXPENSES
Exploration	34	19	91	90
Purchases of crude oil and products (c)	5,727	3,519	15,535	10,142
Production and manufacturing (5)(d)	1,092	846	3,183	2,580
Selling and general (5)	175	298	794	969
Federal excise tax (a)	341	343	981	972
Depreciation and depletion	188	205	550	592
Financing costs (6)(e)	1	10	(2)	33

TOTAL EXPENSES	7,558	5,240	21,132	15,378

INCOME BEFORE INCOME TAXES	1,957	1,190	4,505	3,325

INCOME TAXES	568	374	1,287	1,023

NET INCOME (3)	1,389	816	3,218	2,302

NET INCOME PER COMMON SHARE — BASIC (dollars) (8)	1.57	0.88	3.62	2.46
NET INCOME PER COMMON SHARE — DILUTED (dollars) (8)	1.57	0.88	3.60	2.45
DIVIDENDS PER COMMON SHARE (dollars)	0.10	0.09	0.28	0.26

(a) Federal excise tax included in operating revenues	341	343	981	972
(b) Amounts from related parties included in operating revenues	637	431	1,856	1,277
(c) Amounts to related parties included in purchases of crude oil and products	1,442	866	3,951	2,357
(d) Amounts to related parties included in production and manufacturing expenses	48	55	138	148
(e) Amounts to related parties included in financing costs	—	9	(1)	26
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)

			Nine months
inflow/(outflow)	Third quarter		to September 30
millions of Canadian dollars	2008	2007	2008	2007

OPERATING ACTIVITIES
Net income	1,389	816	3,218	2,302
Adjustment for non-cash items:
Depreciation and depletion	188	205	550	592
(Gain)/loss on asset sales (4)	(4)	(72)	(236)	(211)
Deferred income taxes and other	137	9	(105)	98
Changes in operating assets and liabilities:
Accounts receivable	128	(23)	(636)	(255)
Inventories and prepaids	(8)	(51)	(477)	(249)
Income taxes payable	200	183	559	(225)
Accounts payable	(409)	(80)	654	400
All other items — net (a)	42	27	(110)	(38)

CASH FROM (USED IN) OPERATING ACTIVITIES	1,663	1,014	3,417	2,414

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(354)	(226)	(905)	(598)
Proceeds from asset sales	19	82	260	268
Loans to equity company	—	1	(2)	—

CASH FROM (USED IN) INVESTING ACTIVITIES	(335)	(143)	(647)	(330)

FINANCING ACTIVITIES
Short-term debt — net	—	(1)	—	404
Repayment of long-term debt	—	(250)	—	(904)
Long-term debt issued	—	250	—	500
Reduction in capitalized lease obligations	(1)	(1)	(3)	(2)
Issuance of common shares under stock option plan	—	1	6	10
Common shares purchased (8)	(610)	(600)	(1,806)	(1,791)
Dividends paid	(79)	(84)	(242)	(236)

CASH FROM (USED IN) FINANCING ACTIVITIES	(690)	(685)	(2,045)	(2,019)

INCREASE (DECREASE) IN CASH	638	186	725	65
CASH AT BEGINNING OF PERIOD	1,295	2,037	1,208	2,158

CASH AT END OF PERIOD	1,933	2,223	1,933	2,223

(a) Includes contribution to registered pension plans	(6)	(5)	(159)	(158)
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)

	As at	As at
	Sept. 30	Dec. 31
millions of Canadian dollars	2008	2007

ASSETS
Current assets
Cash	1,933	1,208
Accounts receivable, less estimated doubtful accounts	2,770	2,132
Inventories of crude oil and products	898	566
Materials, supplies and prepaid expenses	273	128
Deferred income tax assets	807	660

Total current assets	6,681	4,694

Long-term receivables, investments and other long-term assets	785	766

Property, plant and equipment,	23,709	22,962
less accumulated depreciation and depletion	12,812	12,401

Property, plant and equipment, net	10,897	10,561

Goodwill	204	204
Other intangible assets, net	60	62

TOTAL ASSETS	18,627	16,287

LIABILITIES
Current liabilities
Short-term debt	105	105
Accounts payable and accrued liabilities (7)(a)	3,995	3,335
Income taxes payable	2,057	1,498
Current portion of capitalized lease obligations	3	3

Total current liabilities	6,160	4,941

Capitalized lease obligations	35	38
Other long-term obligations (7)	1,879	1,914
Deferred income tax liabilities	1,503	1,471

TOTAL LIABILITIES	9,577	8,364

SHAREHOLDERS’ EQUITY
Common shares at stated value (8)(b)	1,546	1,600
Earnings reinvested (9)	8,294	7,071
Accumulated other comprehensive income (10)	(790)	(748)

TOTAL SHAREHOLDERS’ EQUITY	9,050	7,923

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	18,627	16,287

(a)  Accounts payable and accrued liabilities include amounts to related parties of $556 million (2007 — $260 million).
(b)  Number of common shares outstanding was 870 million (2007 — 903 million).
The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of financial statement presentation
These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2008, and December 31, 2007, and the results of operations and changes in cash flows for the nine months ending September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2008 presentation.
The results for the nine months ending September 30, 2008, are not necessarily indicative of the operations to be expected for the full year.
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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  Business segments

Third quarter	Upstream		Downstream		Chemical
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	1,692	1,028	7,393	4,934	393	344
Intersegment sales	1,682	1,227	747	552	132	74
Investment and other income	5	85	18	14	—	—

	3,379	2,340	8,158	5,500	525	418

EXPENSES
Exploration (b)	34	19	—	—	—	—
Purchases of crude oil and products	1,134	817	6,759	4,243	395	312
Production and manufacturing	671	479	369	321	52	46
Selling and general	2	2	256	251	19	19
Federal excise tax	—	—	341	343	—	—
Depreciation and depletion	124	141	57	59	4	4
Financing costs	1	—	—	—	—	—

TOTAL EXPENSES	1,966	1,458	7,782	5,217	470	381

INCOME BEFORE INCOME TAXES	1,413	882	376	283	55	37
INCOME TAXES	414	275	106	92	17	13

NET INCOME	999	607	270	191	38	24

Export sales to the United States	984	490	682	200	250	212
Cash flows from (used in) operating activities	1,534	760	93	184	32	60
CAPEX (b)	316	184	67	50	3	2

	Corporate
Third quarter	and Other		Eliminations		Consolidated
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	9,478	6,306
Intersegment sales	—	—	(2,561)	(1,853)	—	—
Investment and other income	14	25	—	—	37	124

	14	25	(2,561)	(1,853)	9,515	6,430

EXPENSES
Exploration (b)	—	—	—	—	34	19
Purchases of crude oil and products	—	—	(2,561)	(1,853)	5,727	3,519
Production and manufacturing	—	—	—	—	1,092	846
Selling and general	(102)	26	—	—	175	298
Federal excise tax	—	—	—	—	341	343
Depreciation and depletion	3	1	—	—	188	205
Financing costs	—	10	—	—	1	10

TOTAL EXPENSES	(99)	37	(2,561)	(1,853)	7,558	5,240

INCOME BEFORE INCOME TAXES	113	(12)	—	—	1,957	1,190
INCOME TAXES	31	(6)	—	—	568	374

NET INCOME	82	(6)	—	—	1,389	816

Export sales to the United States	—	—	—	—	1,916	902
Cash flows from (used in) operating activities	4	10	—	—	1,663	1,014
CAPEX (b)	2	9	—	—	388	245
(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.  Business segments (continued)

Nine months to September 30	Upstream		Downstream		Chemical
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	4,977	3,377	19,223	14,016	1,127	979
Intersegment sales	4,528	2,977	2,418	1,609	374	247
Investment and other income	14	225	260	38	1	—

	9,519	6,579	21,901	15,663	1,502	1,226

EXPENSES
Exploration (b)	91	90	—	—	—	—
Purchases of crude oil and products	3,480	2,241	18,202	11,821	1,173	913
Production and manufacturing	1,927	1,515	1,097	925	159	140
Selling and general	5	6	732	728	56	54
Federal excise tax	—	—	981	972	—	—
Depreciation and depletion	359	399	175	180	10	9
Financing costs	1	3	(5)	1	—	—

TOTAL EXPENSES	5,863	4,254	21,182	14,627	1,398	1,116

INCOME BEFORE INCOME TAXES	3,656	2,325	719	1,036	104	110
INCOME TAXES	1,069	695	180	333	32	36

NET INCOME	2,587	1,630	539	703	72	74

Export sales to the United States	2,635	1,512	1,275	702	701	576
Cash flows from (used in) operating activities	3,075	1,702	336	656	42	1
CAPEX (b)	821	495	162	133	7	8
Total assets as at September 30	8,790	7,923	7,820	6,889	516	499

	Corporate
Nine months to September 30	and Other		Eliminations		Consolidated
millions of dollars	2008	2007	2008	2007	2008	2007

REVENUES AND OTHER INCOME
External sales (a)	—	—	—	—	25,327	18,372
Intersegment sales	—	—	(7,320)	(4,833)	—	—
Investment and other income	35	68	—	—	310	331

	35	68	(7,320)	(4,833)	25,637	18,703

EXPENSES
Exploration (b)	—	—	—	—	91	90
Purchases of crude oil and products	—	—	(7,320)	(4,833)	15,535	10,142
Production and manufacturing	—	—	—	—	3,183	2,580
Selling and general	1	181	—	—	794	969
Federal excise tax	—	—	—	—	981	972
Depreciation and depletion	6	4	—	—	550	592
Financing costs	2	29	—	—	(2)	33

TOTAL EXPENSES	9	214	(7,320)	(4,833)	21,132	15,378

INCOME BEFORE INCOME TAXES	26	(146)	—	—	4,505	3,325
INCOME TAXES	6	(41)	—	—	1,287	1,023

NET INCOME	20	(105)	—	—	3,218	2,302

Export sales to the United States	—	—	—	—	4,611	2,790
Cash flows from (used in) operating activities	(36)	55	—	—	3,417	2,414
CAPEX (b)	6	25	—	—	996	661
Total assets as at September 30	1,956	2,256	(455)	(314)	18,627	17,253
(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2008	2007	2008	2007

Proceeds from asset sales	19	82	260	268
Book value of assets sold	15	10	24	57

Gain/(loss) on asset sales, before tax (a)	4	72	236	211

Gain/(loss) on asset sales, after tax (a)	2	51	203	152

(a)	Third quarter of 2007 included a gain of $71 million ($51 million, after tax) from the sale of the company’s interest in the Willesden Green producing property.
5.  Employee retirement benefits
The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

			Nine months
	Third quarter		to September 30
millions of dollars	2008	2007	2008	2007

Pension benefits:
Current service cost	24	25	71	75
Interest cost	67	62	203	185
Expected return on plan assets	(82)	(83)	(247)	(247)
Amortization of prior service cost	5	5	14	15
Recognized actuarial loss	22	19	68	57

Net benefit cost	36	28	109	85

Other post-retirement benefits:
Current service cost	2	1	5	4
Interest cost	7	5	19	17
Recognized actuarial loss	1	2	4	5

Net benefit cost	10	8	28	26

6.  Financing costs

			Nine months
	Third quarter		to September 30
millions of dollars	2008	2007	2008	2007

Debt related interest	2	18	6	51
Capitalized interest	(2)	(9)	(6)	(25)

Net interest expense	—	9	—	26
Other interest	1	1	(2)	7

Total financing costs	1	10	(2)	33

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  Other long-term obligations

	As at	As at
	Sept. 30	Dec. 31
millions of dollars	2008	2007

Employee retirement benefits (a)	904	954
Asset retirement obligations and other environmental liabilities (b)	516	522
Share-based incentive compensation liabilities	253	210
Other obligations	206	228

Total other long-term obligations	1,879	1,914

(a)	Total recorded employee retirement benefits obligations also include $59 million in current liabilities (December 31, 2007 — $59 million).

(b)	Total asset retirement obligations and other environmental liabilities also include $74 million in current liabilities (December 31, 2007 — $74 million).
8.  Common shares

	As at	As at
	Sept. 30	Dec. 31
thousands of shares	2008	2007

Authorized	1,100,000	1,100,000
Common shares outstanding	869,673	903,263
From 1995 through 2007, the company purchased shares under thirteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2008, another 12-month normal course issuer bid program was implemented with an allowable purchase of 44.2 million shares (five percent of the total on June 24, 2008), less shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

	millions of
Year	shares	dollars

1995 - 2006	795.6	10,453

2007 - Third quarter	12.8	600
- Full year	50.5	2,358

2008 - Third quarter	12.4	610
- Year-to-date	34.0	1,806

Cumulative purchases to date	880.1	14,617
Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table provides the calculation of net income per common share:

			Nine months
	Third quarter		to September 30
	2008	2007	2008	2007

Net income per common share — basic
Net income (millions of dollars)	1,389	816	3,218	2,302

Weighted average number of common shares outstanding (millions of shares)	877.3	922.0	888.4	935.0

Net income per common share (dollars)	1.57	0.88	3.62	2.46
Net income per common share — diluted
Net income (millions of dollars)	1,389	816	3,218	2,302

Weighted average number of common shares outstanding (millions of shares)	877.3	922.0	888.4	935.0
Effect of employee share-based awards (millions of shares)	6.5	5.9	6.4	5.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	883.8	927.9	894.8	940.7

Net income per common share (dollars)	1.57	0.88	3.60	2.45
9.  Earnings reinvested

			Nine months
	Third quarter		to September 30
millions of dollars	2008	2007	2008	2007

Earnings reinvested at beginning of period	7,581	6,659	7,071	6,462
Cumulative effect of accounting change (2)	—	—	—	14
Net income for the period	1,389	816	3,218	2,302
Share purchases in excess of stated value	(588)	(577)	(1,746)	(1,721)
Dividends	(88)	(83)	(249)	(242)

Earnings reinvested at end of period	8,294	6,815	8,294	6,815

10.  Comprehensive income

			Nine months
	Third quarter		to September 30
millions of dollars	2008	2007	2008	2007

Net income	1,389	816	3,218	2,302

Post-retirement benefit liability adjustment (excluding amortization)	—	—	(105)	(28)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	21	18	63	53

Other comprehensive income (net of income taxes)	21	18	(42)	25

Total comprehensive income	1,410	834	3,176	2,327

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OPERATING RESULTS
The company’s net income for the third quarter of 2008 was a record $1,389 million or $1.57 a share on a diluted basis, compared with $816 million or $0.88 a share for the same period last year. Net income for the first nine months of 2008 was $3,218 million or $3.60 a share on a diluted basis, versus $2,302 million or $2.45 a share for the first nine months of 2007.
Earnings in the third quarter were higher than the same quarter of 2007 as earnings improved in all segments. In the Upstream, higher crude oil and natural gas commodity prices were partially offset by the negative impacts of lower volumes, higher royalties, and higher energy and planned maintenance costs. Higher Downstream earnings were primarily due to stronger margins. Chemical earnings benefited from higher margins for polyethylene products. Lower share-based compensation costs also contributed to higher earnings.
For the first nine months, earnings increased primarily due to higher crude oil and natural gas commodity prices. Improved upstream realizations were partially offset by the negative impacts of lower upstream volumes, higher royalties, lower overall downstream margins and a stronger Canadian dollar.
Upstream
 Net income in the third quarter was a record $999 million, $392 million higher than the same period in 2007. Increased earnings were primarily due to higher crude oil and natural gas commodity prices totaling about $960 million. Improved realizations were partially offset by the negative impacts of higher royalties of about $150 million, lower conventional volumes from expected reservoir decline of about $95 million, lower cyclical Cold Lake heavy oil production of about $85 million and lower Syncrude volumes of about $70 million. Earnings were also negatively impacted by higher energy and planned Syncrude maintenance costs totaling about $120 million and lower gains from asset divestments of about $50 million.
Net income for the first nine months was $2,587 million versus $1,630 million during the same period last year. Crude oil and natural gas commodity prices were stronger by about $2,500 million. Their positive impact on earnings was partially offset by lower conventional volumes of about $375 million, lower Syncrude volumes of about $130 million and lower cyclical Cold Lake heavy oil production of about $70 million. Earnings were also negatively impacted by higher royalties of about $425 million, a stronger Canadian dollar of about $180 million, higher energy, Syncrude maintenance, and other production costs totaling about $240 million and lower gains from asset divestments of about $140 million.
Gross production of Cold Lake heavy oil averaged 143 thousand barrels a day during the third quarter, versus 160 thousand barrels in the same quarter last year. For the first nine months, gross production was 147 thousand barrels a day this year, compared with 152 thousand barrels in the same period of 2007. Lower production volumes in the third quarter and nine months of 2008 were due to the cyclic nature of production at Cold Lake.
The company’s share of Syncrude’s gross production in the third quarter was 79 thousand barrels a day compared with 87 thousand barrels during the same period a year ago. Lower volumes were attributed to planned maintenance of a coker unit which began in the third quarter. During the nine-month period, the company’s share of gross production from Syncrude averaged 71 thousand barrels a day, down from 76 thousand barrels in 2007. Lower volumes were due primarily to unplanned shutdowns in the first quarter and planned maintenance activities in the second and third quarters of 2008.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued ....)

In both the third quarter and nine months of 2008, gross production of conventional crude oil averaged 27 thousand barrels a day and was essentially the same when compared to corresponding periods in 2007.
Gross production of natural gas during the third quarter of 2008 decreased to 309 million cubic feet a day from 430 million cubic feet in the same period last year. In the first nine months of the year, gross production was 315 million cubic feet a day, down from 482 million in the first nine months of 2007. The lower production volume was primarily due to the decline, as expected, in production from the Wizard Lake gas cap blowdown, which is largely complete.
Gross production of natural gas liquids (NGLs) available for sale was 9 thousand barrels a day in the third quarter, down from 16 thousand barrels in the same quarter last year. During the first nine months of 2008, gross production of NGLs available for sale decreased to 11 thousand barrels a day, from 17 thousand barrels in 2007. The lower production volumes in the third quarter and the first nine months of 2008 were mainly due to the expected decline in production from Wizard Lake.
Downstream
 Net income was $270 million in the third quarter of 2008, compared with $191 million in the same period a year ago. Earnings were higher mainly due to stronger margins in the quarter. Also contributing to higher earnings was increased throughput at the refineries, with refinery utilization averaging 93 percent in the third quarter.
Nine-month net income was $539 million compared with $703 million in 2007. Earnings decreased primarily due to lower overall downstream margins of about $285 million and the negative impact of a stronger Canadian dollar of about $50 million. These factors were partially offset by a gain of $187 million from the sale of the company’s equity investment in Rainbow Pipe Line Co. Ltd. in the second quarter of 2008.
Chemical
 Net income was $38 million in the third quarter, compared with $24 million in the same quarter last year. Higher earnings in the third quarter were primarily due to higher margins for polyethylene products partially offset by lower overall sales volumes. Nine-month net income was $72 million, compared with $74 million in 2007. Lower margins for intermediate and other chemical products were essentially offset by higher margins for polyethylene products.
Corporate and other
 Net income effects were $82 million in the third quarter, compared with negative $6 million in the same period of 2007. For the nine months of 2008, net income effects were $20 million, versus negative $105 million last year. Favourable earnings effects in the third quarter and the first nine months of 2008 were primarily due to lower share-based compensation charges.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued .....)

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $1,663 million during the third quarter of 2008, $649 million higher than the same period last year. Year-to-date cash flow from operating activities was $3,417 million, an increase of $1,003 million from the first nine months of 2007. Higher cash flow in the third quarter and the nine months of 2008 were primarily due to higher earnings.
Investing activities used net cash of $335 million in the third quarter and $647 million in the nine months of 2008, compared to $143 million and $330 million in the corresponding periods in 2007. Additions to property, plant and equipment were $354 million in the third quarter, compared with $226 million during the same quarter of 2007, and $905 million in the first nine months, compared with $598 million in the first nine months of 2007. For the Upstream segment, capital and exploration expenditures included ongoing development drilling at Cold Lake to maintain and expand production capacity, advancing the Kearl oil sands project, investments in facilities improvement at Syncrude, drilling at conventional fields in Western Canada and a 3-D seismic program in the Beaufort Sea. The Downstream segment’s capital expenditures were focused mainly on reducing air emissions and improving refinery reliability and utilization. Proceeds from asset sales were $260 million in the nine months of 2008 compared with $268 million in the corresponding period of 2007.
During the third quarter and the first nine months of 2008, the company repurchased about 12 million shares for $610 million and about 34 million shares for $1,806 million, respectively. Under the current share repurchase program, which began on June 25, 2008, the company has purchased about 14 million shares, including shares purchased from ExxonMobil.
Cash dividends of $242 million were paid in the first nine months of 2008 compared with dividends of $236 million in the same period of 2007. On July 31, 2008, the company declared a quarterly dividend of ten cents a share, an increase of one cent a share from the previous quarter, payable on October 1, 2008. Per-share dividends declared in the first three quarters of 2008 totaled $0.28, up from $0.26 in the same period of 2007.
The above factors led to an increase in the company’s balance of cash to $1,933 million at September 30, 2008, from $1,208 million at the end of 2007.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Information about market risks for the nine months ended September 30, 2008 does not differ materially from that discussed on page 29 in the company’s annual report on Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	600

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from the second quarter of 2008 by about $5 million (after tax) for each one-cent difference. This was primarily due to the decrease in crude oil prices partially offset by the impacts of narrowing price spread between light crude oil and Cold Lake heavy oil and higher industry refining margins.
(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the third quarter 2008. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

Item 4.	Controls and Procedures.
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the period July 1, 2008 to September 30, 2008, the company issued 12,210 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.
Issuer Purchases of Equity Securities (1)

(c) Total
			number of	(d) Maximum
			shares (or	number (or
			units)	approximate
			purchased	dollar value) of
	(a) Total		as part of	shares (or units)
	number of	(b) Average	publicly	that may yet be
	shares (or	price paid	announced	purchased
	units)	per share (or	plans or	under the plans
Period	purchased	unit)	programs	or programs
July 2008 (July 1- July 31)	1,478,944	$53.52	1,478,944	41,473,215
August 2008 (August 1 — August 31)	5,190,375	$50.89	5,190,375	36,223,864
September 2008 (September 1 - September 30)	5,742,545	$46.39	5,742,545	30,417,719

(1)	On June 23, 2008, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 44,194,961 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2008 to June 24, 2009. If not previously terminated, the program will end on June 24, 2009.

Item 6.	Exhibits.
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

IMPERIAL OIL LIMITED (Registrant)
Date: October 30, 2008	/s/ Paul. A. Smith
(Signature)
Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: October 30, 2008	/s/ Brent. A. Latimer
(Signature)
Brent A. Latimer Assistant Secretary