Form 10-Q
period 2009-03-31
IMPERIAL OIL LTD
filed 2009-05-01
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from — to —

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

YES  ✓      NO

The registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES           NO

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

YES             NO  ✓

The number of common shares outstanding, as of March 31, 2009, was 848,881,911.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (U.S. GAAP, unaudited) millions of Canadian dollars	Three months to March 31
	2009	2008
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	4,653	7,231
Investment and other income (4)	17	32

TOTAL REVENUES AND OTHER INCOME	4,670	7,263

EXPENSES
Exploration	83	40
Purchases of crude oil and products (c)	2,320	4,496
Production and manufacturing (5)(d)	1,030	977
Selling and general (5)	330	295
Federal excise tax (a)	306	312
Depreciation and depletion	197	181
Financing costs	2	(3)

TOTAL EXPENSES	4,268	6,298

INCOME BEFORE INCOME TAXES	402	965

INCOME TAXES	113	284

NET INCOME (3)	289	681

NET INCOME PER COMMON SHARE - BASIC (dollars) (7)	0.34	0.76
NET INCOME PER COMMON SHARE - DILUTED (dollars) (7)	0.33	0.75
DIVIDENDS PER COMMON SHARE (dollars)	0.10	0.09

(a) Federal excise tax included in operating revenues	306	312
(b) Amounts from related parties included in operating revenues	314	591
(c) Amounts to related parties included in purchases of crude oil and products	697	1,259
(d) Amounts to related parties included in production and manufacturing expenses	74	45

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET (U.S. GAAP, unaudited) millions of Canadian dollars	As at Mar.31 2009	As at Dec.31 2008
ASSETS
Current assets
Cash	755	1,974
Accounts receivable, less estimated doubtful accounts	1,578	1,455
Inventories of crude oil and products	890	673
Materials, supplies and prepaid expenses	260	180
Deferred income tax assets	367	361

Total current assets	3,850	4,643

Long-term receivables, investments and other long-term assets	915	881

Property, plant and equipment,	24,538	24,165
less accumulated depreciation and depletion	13,075	12,917

Property, plant and equipment, net	11,463	11,248

Goodwill	204	204
Other intangible assets, net	58	59

TOTAL ASSETS	16,490	17,035

LIABILITIES
Current liabilities
Notes and loans payable	109	109
Accounts payable and accrued liabilities (6)(a)	2,829	2,542
Income taxes payable	938	1,498

Total current liabilities	3,876	4,149

Capitalized lease obligations	34	34
Other long-term obligations (6)	2,185	2,298
Deferred income tax liabilities	1,533	1,489

TOTAL LIABILITIES	7,628	7,970

SHAREHOLDERS’ EQUITY
Common shares at stated value (7)(b)	1,509	1,528
Earnings reinvested	8,277	8,484
Accumulated other comprehensive income (8)	(924)	(947)

TOTAL SHAREHOLDERS’ EQUITY	8,862	9,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,490	17,035

(a)	Accounts payable and accrued liabilities include amounts to related parties of $147 million (2008 - $127 million).
(b)	Number of common shares outstanding was 849 million (2008 - 859 million).

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (U.S. GAAP, unaudited) inflow/(outflow) millions of Canadian dollars	Three months to March 31
	2009	2008
OPERATING ACTIVITIES
Net income	289	681
Adjustment for non-cash items:
Depreciation and depletion	197	181
(Gain)/loss on asset sales (4)	(1)	(11)
Deferred income taxes and other	28	(65)
Changes in operating assets and liabilities:
Accounts receivable	(125)	(398)
Inventories and prepaids	(297)	(572)
Income taxes payable	(560)	(11)
Accounts payable	288	584
All other items - net (a)	(115)	(100)

CASH FROM (USED IN) OPERATING ACTIVITIES	(296)	289

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(411)	(251)
Proceeds from asset sales	2	13
Loans to equity company	2	-

CASH FROM (USED IN) INVESTING ACTIVITIES	(407)	(238)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)
Issuance of common shares under stock option plan	-	4
Common shares purchased (7)	(429)	(590)
Dividends paid	(86)	(82)

CASH FROM (USED IN) FINANCING ACTIVITIES	(516)	(669)

INCREASE (DECREASE) IN CASH	(1,219)	(618)
CASH AT BEGINNING OF PERIOD	1,974	1,208

CASH AT END OF PERIOD	755	590

(a) Includes contribution to registered pension plans	(161)	(147)

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2009, and December 31, 2008, and the results of operations and changes in cash flows for the three months ending March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2009 presentation.

The results for the three months ended March 31, 2009, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.	Accounting change for fair value measurements

Effective January 1, 2009, the company adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements” for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measures. The adoption did not have a material impact on the company’s financial statements. The company previously adopted SFAS 157 for financial assets and liabilities that are measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

3.	Business Segments

Three months to March 31	Upstream		Downstream		Chemical
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	760	1,449	3,685	5,429	208	353
Intersegment sales	656	1,292	390	779	64	101
Investment and other income	4	4	8	14	-	1

	1,420	2,745	4,083	6,222	272	455

EXPENSES
Exploration (b)	83	40	-	-	-	-
Purchases of crude oil and products	364	1,085	2,867	5,234	199	349
Production and manufacturing	646	581	336	346	48	50
Selling and general	1	2	233	233	19	18
Federal excise tax	-	-	306	312	-	-
Depreciation and depletion	136	117	56	59	3	3
Financing costs	-	-	1	(4)	-	-

TOTAL EXPENSES	1,230	1,825	3,799	6,180	269	420

INCOME BEFORE INCOME TAXES	190	920	284	42	3	35
INCOME TAXES	48	270	82	12	-	11

NET INCOME	142	650	202	30	3	24

Export sales to the United States	405	736	237	225	109	221
Cash flows from (used in) operating activities	(230)	478	(46)	(174)	(14)	(8)
CAPEX (b)	447	255	42	32	4	2
Total assets as at March 31	9,154	8,555	6,326	7,539	420	516

Three months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	-	-	-	-	4,653	7,231
Intersegment sales	-	-	(1,110)	(2,172)	-	-
Investment and other income	5	13	-	-	17	32

	5	13	(1,110)	(2,172)	4,670	7,263

EXPENSES
Exploration (b)	-	-	-	-	83	40
Purchases of crude oil and products	-	-	(1,110)	(2,172)	2,320	4,496
Production and manufacturing	-	-	-	-	1,030	977
Selling and general	77	42	-	-	330	295
Federal excise tax	-	-	-	-	306	312
Depreciation and depletion	2	2	-	-	197	181
Financing costs	1	1	-	-	2	(3)

TOTAL EXPENSES	80	45	(1,110)	(2,172)	4,268	6,298

INCOME BEFORE INCOME TAXES	(75)	(32)	-	-	402	965
INCOME TAXES	(17)	(9)	-	-	113	284

NET INCOME	(58)	(23)	-	-	289	681

Export sales to the United States	-	-	-	-	751	1,182
Cash flows from (used in) operating activities	(6)	(7)	-	-	(296)	289
CAPEX (b)	1	2	-	-	494	291
Total assets as at March 31	833	629	(243)	(434)	16,490	16,805

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

4.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Three months to March 31
millions of dollars	2009	2008
Proceeds from asset sales	2	13
Book value of assets sold	1	2

Gain/(loss) on asset sales, before tax	1	11

Gain/(loss) on asset sales, after tax	1	9

5.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Three months to March 31
millions of dollars	2009	2008
Pension benefits:
Current service cost	26	24
Interest cost	73	66
Expected return on plan assets	(68)	(82)
Amortization of prior service cost	4	5
Recognized actuarial loss	28	20

Net benefit cost	63	33

Other post-retirement benefits:
Current service cost	1	1
Interest cost	7	6
Recognized actuarial loss	-	1

Net benefit cost	8	8

6. Other long-term obligations

millions of dollars	As at Mar.31 2009	As at Dec. 31 2008
Employee retirement benefits (a)	1,013	1,151
Asset retirement obligations and other environmental liabilities (b)	713	728
Share-based incentive compensation liabilities	247	203
Other obligations	212	216

Total other long-term obligations	2,185	2,298

(a)	Total recorded employee retirement benefits obligations also include $45 million in current liabilities (December 31, 2008 - $45 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $84 million in current liabilities (December 31, 2008 - $83 million).

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

7.	Common shares

thousands of shares	As at Mar.31 2009	As at Dec. 31 2008
Authorized	1,100,000	1,100,000
Common shares outstanding	848,882	859,402

From 1995 through 2007, the company purchased shares under thirteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2008, another 12-month normal course issuer bid program was implemented with an allowable purchase of 44.2 million shares (five percent of the total on June 16, 2008), less shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

		millions of
Year		Shares	Dollars
1995	- 2007	846.1	12,811

2008	- First quarter	11.0	590
	- Full year	44.3	2,210

2009	- First quarter	10.5	429

Cumulative purchases to date		900.9	15,450

Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The following table provides the calculation of net income per common share:

	Three months to March 31
	2009	2008
Net income per common share - basic
Net income (millions of dollars)	289	681

Weighted average number of common shares outstanding (millions of shares)	856.0	899.7

Net income per common share (dollars)	0.34	0.76

Net income per common share - diluted
Net income (millions of dollars)	289	681

Weighted average number of common shares outstanding (millions of shares)	856.0	899.7
Effect of employee share-based awards (millions of shares)	6.7	6.3

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	862.7	906.0

Net income per common share (dollars)	0.33	0.75

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

8.	Comprehensive income

	Three months to March 31
millions of dollars	2009	2008
Net income	289	681

Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	23	19

Other comprehensive income (net of income taxes)	23	19

Total comprehensive income	312	700

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the first quarter of 2009 was $289 million or $0.33 a share on a diluted basis, compared with $681 million or $0.75 a share for the same period last year.

Earnings in the first quarter were lower than the same quarter in 2008, as lower Upstream and Chemical earnings were partially offset by higher Downstream earnings. In the Upstream, earnings decreased primarily due to lower crude oil and natural gas commodity prices of about $940 million, partially offset by lower royalty costs due to lower commodity prices of about $270 million and the impact of a lower Canadian dollar of about $250 million. Higher Downstream earnings were primarily due to stronger margins of about $90 million and increased refinery throughput and utilization of about $60 million. Chemical earnings were negatively impacted by the slow economy in the first quarter with lower overall margins and lower sales volumes. Higher share-based compensation costs also contributed to lower earnings.

Upstream

Net income in the first quarter was $142 million versus $650 million in the same period of 2008. Earnings decreased primarily due to lower crude oil and natural gas commodity prices of about $940 million. Earnings were also negatively impacted by higher production costs, Syncrude maintenance costs and exploration expenses totaling about $70 million. These factors were partially offset by lower royalty costs due to lower commodity prices of about $270 million and the impact of a lower Canadian dollar of about $250 million.

The average price of Brent crude oil, a common benchmark for world oil markets, was $44.44 a barrel, in U.S. dollars, in the first quarter, down about 54 percent from the same quarter last year. The company’s realizations on sales of Canadian conventional crude oil mirrored the same trend as world prices, decreasing about 50 percent in the first quarter compared to the same period last year.

Prices for Canadian heavy oil, including the company’s heavy oil from Cold Lake, moved generally in line with that of the lighter crude oil. The price of Bow River, a benchmark Canadian heavy oil, fell by about 44 percent in the first quarter compared to the same quarter last year.

Gross production of Cold Lake heavy oil averaged 148 thousand barrels a day during the first quarter, versus 154 thousand barrels in the same quarter last year. Lower production volumes in the first quarter were due to the cyclic nature of production at Cold Lake and increased maintenance activities.

The company’s share of Syncrude’s gross production in the first quarter was 68 thousand barrels a day compared with 67 thousand barrels during the same period a year ago. Volumes in the first quarter were slightly higher than the same period in 2008, as lower maintenance activities were largely offset by bitumen production constraints and acceleration of planned maintenance activities.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ....)

In the first quarter, gross production of conventional crude oil averaged 26 thousand barrels a day, down from 27 thousand barrels a day in the same period last year, due to natural reservoir decline.

Gross production of natural gas during the first quarter of 2009 decreased to 307 million cubic feet a day from 325 million cubic feet in the same period last year as a result of natural reservoir decline.

Downstream

Net income was $202 million in the first quarter of 2009, compared with $30 million in the same period a year ago. Earnings were higher in the quarter mainly due to stronger downstream margins of about $90 million, increased refinery throughput and utilization of about $60 million and the impact of a lower Canadian dollar of about $45 million. Partially offsetting these factors were lower industry sales volumes due to the slowdown in the economy of about $25 million.

Chemical

Net income was $3 million in the first quarter, compared with $24 million in the same quarter last year. Chemical earnings were negatively impacted by the slow economy in the first quarter with lower margins for polyethylene and aromatic products and lower sales volumes for polyethylene and intermediate products.

Corporate and other

Net income effects were negative $58 million in the first quarter, compared with negative $23 million in the same period of 2008. Unfavourable earnings effects were primarily due to higher share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operating activities was $296 million during the first quarter of 2009, compared with cash flow generated from operating activities of $289 million in the same period last year. Lower cash flow was primarily driven by lower earnings and timing of scheduled income tax payments. These factors were partially offset by lower seasonal inventory builds. The net effects of lower commodity prices on receivable and payable balances did not have a material impact on cash flow. Funding contributions of $161 million to the company’s registered pension plan in the first quarter were at a slightly higher level than the same period last year.

Investing activities used net cash of $407 million in the first quarter, an increase of $169 million from the corresponding period in 2008. Additions to property, plant and equipment were $411 million in the first quarter, compared with $251 million during the same quarter 2008. For the Upstream segment, expenditures during the quarter were primarily for advancing the Kearl oil sands project and development drilling at Cold Lake. Other investments included facilities improvements at Syncrude, exploration drilling at Horn River and development drilling at conventional fields in Western Canada. The Downstream segment’s capital expenditures were focused mainly on refinery projects to increase sulphur recovery to further reduce sulphur dioxide emissions, upgrade water management systems as well as enhance feedstock flexibility and energy efficiency.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ....)

During the first quarter of 2009, the company repurchased about 10.5 million shares for $429 million. Under the current share repurchase program, which began on June 25, 2008, the company has purchased about 34 million shares, including shares purchased from ExxonMobil.

Cash dividends of $86 million were paid in the first quarter of 2009 compared with dividends of $82 million in the first quarter of 2008. Per-share dividends declared in the first quarter were $0.10, up from $0.09 in 2008.

The above factors led to a decrease in the company’s balance of cash to $755 million at March 31, 2009, from $1,974 million at the end of 2008.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2009 does not differ materially from that discussed on pages 28 and 29 in the company’s annual report on Form 10-K for the year ended December 31, 2008, except for the following:

Earnings sensitivity (a) millions of dollars after tax
Eight cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 400

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2008 year-end by about $12 million (after tax) for each one-cent difference. This was primarily due to the impacts of increased crude oil prices and the narrowing price spread between light crude oil and Cold Lake heavy oil, partially offset by the impact of lower industry refining margins.

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the first quarter 2009. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2009 to March 31, 2009, the company issued 7,650 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2009 (January 1–January 31)	0	N/A	0	19,796,178
February 2009 (February 1–February 28)	4,874,982	$38.83	4,874,982	14,838,062
March 2009 (March 1–March 31)	5,652,367	$42.45	5,652,367	9,108,563

(1)	On June 23, 2008, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 44,194,961 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2008 to June 24, 2009. If not previously terminated, the program will end on June 24, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 30, 2009, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 736,242,395 shares for and 1,569,646 shares withheld, B. H. March 736,574,276 shares for and 1,237,765 shares withheld, J.M. Mintz 736,949,158 shares for and 862,883 shares withheld, R.C. Olsen 672,217,520 shares for and 65,594,521 shares withheld, R. Phillips 737,077,614 shares for and 734,427 shares withheld, P.A. Smith 733,567,035 shares for and 4,245,006 shares withheld, S.D. Whittaker 737,001,857 shares for and 810,184 shares withheld, and V.L. Young 737,072,849 shares for and 739,192 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 736,703,899 shares for and 1,109,216 shares withheld from the reappointment of the auditors.

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

IMPERIAL OIL LIMITED (Registrant)

Date: April 30, 2009	By:	/s/ Paul. A. Smith
(Signature) Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: April 30, 2009	By:	/s/ Brent. A. Latimer
(Signature) Brent A. Latimer Assistant Secretary