Form 10-Q
period 2009-06-30
IMPERIAL OIL LTD
filed 2009-07-31
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES             NO  ✓

The number of common shares outstanding, as of June 30, 2009, was 847,599,011.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (U.S. GAAP, unaudited) millions of Canadian dollars	Second Quarter		Six Months to June 30
	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	5,261	8,618	9,914	15,849
Investment and other income (4)	42	241	59	273

TOTAL REVENUES AND OTHER INCOME	5,303	8,859	9,973	16,122

EXPENSES
Exploration	22	17	105	57
Purchases of crude oil and products (c)	3,131	5,312	5,451	9,808
Production and manufacturing (d)(5)	1,077	1,114	2,107	2,091
Selling and general (5)	271	324	601	619
Federal excise tax (a)	314	328	620	640
Depreciation and depletion	193	181	390	362
Financing costs	1	-	3	(3)

TOTAL EXPENSES	5,009	7,276	9,277	13,574

INCOME BEFORE INCOME TAXES	294	1,583	696	2,548

INCOME TAXES	85	435	198	719

NET INCOME (3)	209	1,148	498	1,829

NET INCOME PER COMMON SHARE - BASIC (dollars) (7)	0.25	1.29	0.59	2.05
NET INCOME PER COMMON SHARE - DILUTED (dollars) (7)	0.25	1.28	0.58	2.03
DIVIDENDS PER COMMON SHARE (dollars)	0.10	0.09	0.20	0.18

(a) Federal excise tax included in operating revenues	314	328	620	640
(b) Amounts from related parties included in operating revenues	452	628	766	1,219
(c) Amounts to related parties included in purchases of crude oil and products	651	1,250	1,348	2,509
(d) Amounts to related parties included in production and manufacturing expenses	52	40	111	81

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET (U.S. GAAP, unaudited) millions of Canadian dollars	As at June 30 2009	As at Dec. 31 2008
ASSETS
Current assets
Cash	390	1,974
Accounts receivable, less estimated doubtful accounts	1,823	1,455
Inventories of crude oil and products	725	673
Materials, supplies and prepaid expenses	317	180
Deferred income tax assets	450	361

Total current assets	3,705	4,643

Long-term receivables, investments and other long-term assets	917	881

Property, plant and equipment,	25,020	24,165
less accumulated depreciation and depletion	13,241	12,917

Property, plant and equipment, net	11,779	11,248

Goodwill	204	204
Other intangible assets, net	58	59

TOTAL ASSETS	16,663	17,035

LIABILITIES
Current liabilities
Notes and loans payable	109	109
Accounts payable and accrued liabilities (a)(6)	2,909	2,542
Income taxes payable	913	1,498

Total current liabilities	3,931	4,149

Capitalized lease obligations	32	34
Other long-term obligations (6)	2,232	2,298
Deferred income tax liabilities	1,544	1,489

TOTAL LIABILITIES	7,739	7,970

SHAREHOLDERS’ EQUITY
Common shares at stated value (b)(7)	1,507	1,528
Earnings reinvested	8,343	8,484
Accumulated other comprehensive income (8)	(926)	(947)

TOTAL SHAREHOLDERS’ EQUITY	8,924	9,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,663	17,035

(a)	Accounts payable and accrued liabilities include amounts to related parties of $179 million (2008 - $127 million).
(b)	Number of common shares outstanding was 848 million (2008 - 859 million).

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (U.S. GAAP, unaudited) inflow/(outflow) millions of Canadian dollars	Second Quarter		Six Months to June 30
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net income	209	1,148	498	1,829
Adjustment for non-cash items:
Depreciation and depletion	193	181	390	362
(Gain)/loss on asset sales (4)	(31)	(221)	(32)	(232)
Deferred income taxes and other	(71)	(177)	(43)	(242)
Changes in operating assets and liabilities:
Accounts receivable	(244)	(366)	(369)	(764)
Inventories and prepaids	107	103	(190)	(469)
Income taxes payable	(25)	370	(585)	359
Accounts payable	81	479	369	1,063
All other items - net (a)	43	(90)	(72)	(190)

CASH FROM (USED IN) OPERATING ACTIVITIES	262	1,427	(34)	1,716

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(513)	(262)	(924)	(513)
Proceeds from asset sales	35	228	37	241
Loans to equity company	(1)	(2)	1	(2)

CASH FROM (USED IN) INVESTING ACTIVITIES	(479)	(36)	(886)	(274)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)	(2)	(2)
Issuance of common shares under stock option plan	-	2	-	6
Common shares purchased (7)	(61)	(606)	(490)	(1,196)
Dividends paid	(86)	(81)	(172)	(163)

CASH FROM (USED IN) FINANCING ACTIVITIES	(148)	(686)	(664)	(1,355)

INCREASE (DECREASE) IN CASH	(365)	705	(1,584)	87
CASH AT BEGINNING OF PERIOD	755	590	1,974	1,208

CASH AT END OF PERIOD	390	1,295	390	1,295

(a) Includes contribution to registered pension plans	(6)	(6)	(167)	(153)

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2009, and December 31, 2008, and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Subsequent events have been evaluated through July 30, 2009, the date the financial statements were issued. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2009 presentation.

The results for the six months ended June 30, 2009, are not necessarily indicative of the operations to be expected for the full year.

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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

3.	Business Segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	879	1,836	4,152	6,401	230	381
Intersegment sales	698	1,554	355	892	83	141
Investment and other income	19	5	23	228	-	-

	1,596	3,395	4,530	7,521	313	522

EXPENSES
Exploration (b)	22	17	-	-	-	-
Purchases of crude oil and products	468	1,261	3,566	6,209	233	429
Production and manufacturing	630	675	400	382	47	57
Selling and general	1	1	234	243	19	19
Federal excise tax	-	-	314	328	-	-
Depreciation and depletion	129	118	59	59	3	3
Financing costs	1	-	-	(1)	-	-

TOTAL EXPENSES	1,251	2,072	4,573	7,220	302	508

INCOME BEFORE INCOME TAXES	345	1,323	(43)	301	11	14
INCOME TAXES	93	385	(5)	62	3	4

NET INCOME	252	938	(38)	239	8	10

Export sales to the United States	422	915	322	368	111	230
Cash flows from (used in) operating activities	38	1,025	240	417	11	18
CAPEX (b)	471	212	61	63	2	2

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	-	-	-	-	5,261	8,618
Intersegment sales	-	-	(1,136)	(2,587)	-	-
Investment and other income	-	8	-	-	42	241

	-	8	(1,136)	(2,587)	5,303	8,859

EXPENSES
Exploration (b)	-	-	-	-	22	17
Purchases of crude oil and products	-	-	(1,136)	(2,587)	3,131	5,312
Production and manufacturing	-	-	-	-	1,077	1,114
Selling and general	17	61	-	-	271	324
Federal excise tax	-	-	-	-	314	328
Depreciation and depletion	2	1	-	-	193	181
Financing costs	-	1	-	-	1	-

TOTAL EXPENSES	19	63	(1,136)	(2,587)	5,009	7,276

INCOME BEFORE INCOME TAXES	(19)	(55)	-	-	294	1,583
INCOME TAXES	(6)	(16)	-	-	85	435

NET INCOME	(13)	(39)	-	-	209	1,148

Export sales to the United States	-	-	-	-	855	1,513
Cash flows from (used in) operating activities	(27)	(33)	-	-	262	1,427
CAPEX (b)	1	2	-	-	535	279

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

3.	Business segments (continued…)

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	1,639	3,285	7,837	11,830	438	734
Intersegment sales	1,354	2,846	745	1,671	147	242
Investment and other income	23	9	31	242	-	1

	3,016	6,140	8,613	13,743	585	977

EXPENSES
Exploration (b)	105	57	-	-	-	-
Purchases of crude oil and products	832	2,346	6,433	11,443	432	778
Production and manufacturing	1,276	1,256	736	728	95	107
Selling and general	2	3	467	476	38	37
Federal excise tax	-	-	620	640	-	-
Depreciation and depletion	265	235	115	118	6	6
Financing costs	1	-	1	(5)	-	-

TOTAL EXPENSES	2,481	3,897	8,372	13,400	571	928

INCOME BEFORE INCOME TAXES	535	2,243	241	343	14	49
INCOME TAXES	141	655	77	74	3	15

NET INCOME	394	1,588	164	269	11	34

Export sales to the United States	827	1,651	559	593	220	451
Cash flows from (used in) operating activities	(192)	1,503	194	243	(3)	10
CAPEX (b)	918	467	103	95	6	4
Total assets as at June 30	9,583	9,018	6,524	7,909	433	535

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	-	-	-	-	9,914	15,849
Intersegment sales	-	-	(2,246)	(4,759)	-	-
Investment and other income	5	21	-	-	59	273

	5	21	(2,246)	(4,759)	9,973	16,122

EXPENSES
Exploration (b)	-	-	-	-	105	57
Purchases of crude oil and products	-	-	(2,246)	(4,759)	5,451	9,808
Production and manufacturing	-	-	-	-	2,107	2,091
Selling and general	94	103	-	-	601	619
Federal excise tax	-	-	-	-	620	640
Depreciation and depletion	4	3	-	-	390	362
Financing costs	1	2	-	-	3	(3)

TOTAL EXPENSES	99	108	(2,246)	(4,759)	9,277	13,574

INCOME BEFORE INCOME TAXES	(94)	(87)	-	-	696	2,548
INCOME TAXES	(23)	(25)	-	-	198	719

NET INCOME	(71)	(62)	-	-	498	1,829

Export sales to the United States	-	-	-	-	1,606	2,695
Cash flows from (used in) operating activities	(33)	(40)	-	-	(34)	1,716
CAPEX (b)	2	4	-	-	1,029	570
Total assets as at June 30	412	1,335	(289)	(626)	16,663	18,171

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

4.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2009	2008	2009	2008
Proceeds from asset sales	35	228	37	241
Book value of assets sold	4	7	5	9

Gain/(loss) on asset sales, before tax (a)	31	221	32	232

Gain/(loss) on asset sales, after tax (a)	25	192	26	201

(a)	The second quarter of 2008 included a gain of $219 million ($187 million, after tax) from the sale of Rainbow Pipe Line Co. Ltd., an equity company.

5.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2009	2008	2009	2008
Pension benefits:
Current service cost	14	23	40	47
Interest cost	79	70	152	136
Expected return on plan assets	(66)	(83)	(134)	(165)
Amortization of prior service cost	5	4	9	9
Recognized actuarial loss	28	26	56	46

Net benefit cost	60	40	123	73

Other post-retirement benefits:
Current service cost	1	2	2	3
Interest cost	6	6	13	12
Recognized actuarial loss/(gain)	(1)	2	(1)	3

Net benefit cost	6	10	14	18

6.	Other long-term obligations

millions of dollars	As at June 30 2009	As at Dec. 31 2008
Employee retirement benefits (a)	1,051	1,151
Asset retirement obligations and other environmental liabilities (b)	712	728
Share-based incentive compensation liabilities	260	203
Other obligations	209	216

Total other long-term obligations	2,232	2,298

(a)	Total recorded employee retirement benefits obligations also include $45 million in current liabilities (December 31, 2008 - $45 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $84 million in current liabilities (December 31, 2008 - $83 million).

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

7.	Common shares

thousands of shares	As at June 30 2009	As at Dec. 31 2008
Authorized	1,100,000	1,100,000
Common shares outstanding	847,599	859,402

From 1995 through 2008, the company purchased shares under fourteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2009, another 12-month normal course issuer bid program was implemented with an allowable purchase of 42.4 million shares (five percent of the total on June 15, 2009), less shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below:

		millions of
Year		Shares	Dollars
1995	- 2007	846.1	12,811

2008	- Second Quarter	10.6	606
	- Full year	44.3	2,210

2009	- Second Quarter	1.3	61
	- Year-to-date	11.8	490

Cumulative purchases to date		902.2	15,511

Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The following table provides the calculation of net income per common share:

	Second Quarter		Six Months to June 30
	2009	2008	2009	2008
Net income per common share - basic
Net income (millions of dollars)	209	1,148	498	1,829

Weighted average number of common shares outstanding (millions of shares)	847.8	888.1	851.9	893.9

Net income per common share (dollars)	0.25	1.29	0.59	2.05

Net income per common share - diluted
Net income (millions of dollars)	209	1,148	498	1,829

Weighted average number of common shares outstanding (millions of shares)	847.8	888.1	851.9	893.9
Effect of employee share-based awards (millions of shares)	7.1	6.5	6.9	6.4

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.9	894.6	858.8	900.3

Net income per common share (dollars)	0.25	1.28	0.58	2.03

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

8.	Comprehensive income

			Six Months
	Second Quarter		to June 30
millions of dollars	2009	2008	2009	2008
Net income	209	1,148	498	1,829

Post-retirement benefit liability adjustment (excluding amortization)	(25)	(105)	(25)	(105)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	24	23	47	42

Other comprehensive income (net of income taxes)	(1)	(82)	22	(63)

Total comprehensive income	208	1,066	520	1,766

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the second quarter of 2009 was $209 million or $0.25 a share on a diluted basis, compared with $1,148 million or $1.28 a share for the same period last year. Net income for the first six months of 2009 was $498 million or $0.58 a share on a diluted basis, versus $1,829 million or $2.03 a share for the first half of 2008.

Earnings in the second quarter were down from the same quarter in 2008 primarily due to lower Upstream crude oil and natural gas commodity prices as a result of the global economic downturn and from decreased gains from asset sales in the Downstream. In the Upstream, lower crude oil and natural gas commodity prices of about $1,110 million were partially offset by lower royalty costs due to falling commodity prices of about $275 million and the impact of a weaker Canadian dollar of about $220 million. Earnings were also lower in the quarter due to scheduled maintenance activities at Syncrude and Cold Lake. Downstream earnings in the second quarter of 2008 included a gain of $187 million from the sale of Rainbow pipeline. Downstream earnings in the second quarter of 2009 were also lower due to higher planned refinery maintenance activities of about $95 million.

For the first six months, earnings decreased primarily due to lower crude oil and natural gas commodity prices as a result of the global economic downturn. Lower upstream realizations were partially offset by lower royalty costs due to lower commodity prices and the impact of a lower Canadian dollar. Earnings in the first half of 2008 included a gain of $187 million from the sale of Rainbow pipeline.

Upstream

Net income in the second quarter was $252 million versus $938 million in the same period of 2008. Earnings decreased primarily due to lower crude oil and natural gas commodity prices of about $1,110 million. Earnings were also negatively impacted by lower Syncrude volumes of about $55 million. These factors were partially offset by lower royalty costs due to lower commodity prices of about $275 million and the impact of a lower Canadian dollar of about $220 million.

Net income for the first six months was $394 million versus $1,588 million during the same period last year. Crude oil and natural gas commodity prices were lower by about $2,050 million compared to the first six months of 2008. Earnings were also negatively impacted by lower cyclical Cold Lake heavy oil production of about $55 million, lower Syncrude volumes of about $35 million and lower conventional volumes from expected reservoir decline of about $30 million. These factors were partially offset by lower royalty costs due to lower commodity prices of about $545 million and the impact of a lower Canadian dollar of about $475 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, was $58.78 a barrel in the second quarter and $51.65 a barrel in the first half of 2009, down about 52 percent and 53 percent from the corresponding periods last year. The company’s realizations on sales of Canadian conventional crude oil mirrored the same trend as world prices, decreasing about 50 percent in the second quarter and the first half of the year, compared to the same periods last year.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ...)

The company’s average realizations for Cold Lake heavy oil also declined about 40 percent in the second quarter and first half of 2009 when compared to corresponding periods last year. The decline was less than that of lighter crude oil, due to the narrowing price spread between light crude oil and Cold Lake heavy oil.

The company’s average realizations for natural gas averaged $3.48 a thousand cubic feet in the second quarter, down from $10.35 in the same quarter last year. For the six months of 2009, realizations for natural gas averaged $4.67 a thousand cubic feet, down from $9.15 in 2008.

Gross production of Cold Lake heavy oil averaged 139 thousand barrels a day during the second quarter, versus 144 thousand barrels in the same quarter last year. For the first six months, gross production was 143 thousand barrels a day this year, compared with 149 thousand barrels in the same period of 2008. Lower production in the second quarter was primarily due to scheduled maintenance at the Mahihkan plant and the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the second quarter was 51 thousand barrels a day, versus 66 thousand barrels in the second quarter of 2008. During the first six months of 2009, the company’s share of gross production from Syncrude averaged 60 thousand barrels a day, down from 66 thousand barrels in 2008. Planned maintenance activities were extended on one of the cokers and included design modifications to improve long-term operational performance. This was the main reason for the reduced production in the second quarter and first half of 2009. These maintenance activities were successfully completed, and the units have returned to normal operations.

Gross production of conventional crude oil averaged 25 thousand barrels and 26 thousand barrels a day in the second quarter and six months of 2009, respectively and were essentially the same when compared to corresponding periods in 2008.

Gross production of natural gas during the second quarter of 2009 decreased to 286 million cubic feet a day from 310 million cubic feet in the same period last year. In the first half of the year, gross production was 296 million cubic feet a day, down from 318 million cubic feet in the first six months of 2008. The lower production volume was primarily a result of natural reservoir decline.

In May, the company announced its board of directors approved the first phase of the Kearl oil sands project, a surface mining project located northeast of Fort McMurray, Alberta. The first phase of Kearl, expected to start up in late 2012 with total production to average approximately 110,000 barrels of bitumen a day before royalties, is anticipated to cost about $8 billion. Imperial’s share of production from the first phase would be about 78,000 barrels a day.

In June, Imperial and ExxonMobil Canada, each on a 50-percent interest basis, acquired additional exploration acreage in the natural gas prone Horn River area of northeastern British Columbia. This brings the net acreage acquired by the companies since 2007 in the Horn River area to 305,000 acres. A winter drilling program was successfully completed in early 2009. Evaluation of drilling results is currently underway.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued …)

Downstream

Net income from Downstream was negative $38 million in the second quarter of 2009, compared with $239 million in the same period a year ago. Second quarter 2008 earnings included a gain of $187 million from the sale of the company’s equity investment in Rainbow Pipe Line Co. Ltd. When compared to the same period in 2008, earnings in the second quarter of 2009 were negatively impacted by higher planned maintenance activities of about $95 million at the Strathcona and Nanticoke refineries. Also impacting second quarter 2009 earnings were lower industry refining margins and lower sales volumes due to the slowdown in the economy.

Six-month net income was $164 million, compared with $269 million in 2008. Earnings in the first half of 2008 included a gain of $187 million from the sale of Rainbow pipeline. Also impacting earnings in 2009 were lower sales volumes of about $45 million due to the slowdown in the economy. These factors were partially offset by higher overall downstream margins of about $65 million and the favourable impact of a weaker Canadian dollar of about $60 million.

Chemical

Net income was $8 million in the second quarter, compared with $10 million in the same quarter last year. Earnings were lower in the quarter primarily due to lower margins for polyethylene products and lower sales volumes for polyethylene and intermediate products, partially offset by higher margins for intermediate products. Six-month net income was $11 million, compared with $34 million in 2008. Earnings were negatively impacted by the slow economy in 2009, with lower margins for polyethylene and aromatic products and lower sales volumes for both polyethylene and intermediate products, partially offset by higher margins for intermediate products.

Corporate and other

Net income from Corporate and other was negative $13 million in the second quarter, compared with negative $39 million in the same period of 2008. Favourable earnings effects in the second quarter were primarily due to lower share-based compensation charges, partially offset by lower interest income from lower yields on cash balances. For the six months of 2009, net income was negative $71 million, versus negative $62 million last year. Unfavourable earnings effects in the first six months of 2009 were primarily due to lower interest income from lower yields on cash balances.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ...)

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $262 million during the second quarter of 2009, compared with $1,427 million in the same period last year. Lower cash flow was primarily due to lower net income. The timing of scheduled income tax payments and the net effects of lower commodity prices on receivable and payable balances also contributed to lower cash flow. Year-to-date cash flow used in operating activities was $34 million, compared with cash flow generated from operating activities of $1,716 million in the same period last year. Lower cash flow was primarily due to lower net income and the timing of scheduled income tax payments. The impact of lower seasonal inventory builds was essentially offset by the net effects of lower commodity prices on receivable and payable balances.

Investing activities used net cash of $479 million in the second quarter and $886 million in the first half of 2009, an increase of $443 million and $612 million from the corresponding periods in 2008. Additions to property, plant and equipment were $513 million in the second quarter, compared with $262 million during the same quarter of 2008, and $924 million in the first half of 2009, compared with $513 million in the same period last year. Expenditures were primarily for advancing the Kearl oil sands project. Other investments included development drilling at Cold Lake, facilities improvements at Syncrude, exploration drilling at Horn River and development drilling at conventional fields in Western Canada. Proceeds from asset sales were $35 million in the second quarter and $37 million in the first half of 2009, compared with $228 million and $241 million in the corresponding periods of 2008. The 2008 results included proceeds from the sale of Rainbow pipeline.

In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2009. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2009, to June 24, 2010. During the first half of 2009, the company repurchased about 12 million shares for $490 million, including shares purchased from ExxonMobil. In the second quarter of 2009, share repurchases were reduced to $61 million, as cash flow from operations was used to fund growth projects such as Kearl. The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

Cash dividends of $172 million were paid in the first six months of 2009, compared with dividends of $163 million in the same period of 2008. Per-share dividends declared in the first two quarters of 2009 totaled $0.20, up from $0.18 in the same period of 2008.

The above factors led to a decrease in the company’s balance of cash and marketable securities to $390 million at June 30, 2009, from $1,974 million at the end of 2008.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2009 does not differ materially from that discussed on pages 28 and 29 in the company’s annual report on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarter ended March 31, 2009 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 495

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter 2009 by about $5 million (after tax) for each one-cent difference. This was primarily due to the narrowing price spread between light crude oil and Cold Lake heavy oil partially offset by a decrease in industry refining margins.

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the second quarter 2009. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April 1, 2009 to June 30, 2009, the company issued 7,155 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)(2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2009 (April 1–April 30)	1,282,890	$47.10	1,282,890	7,751,751
May 2009 (May 1–May 31)	0	N/A	0	7,669,968
June 2009 (June 1–June 30)	12,565	$44.97	12,565	42,365,871

(1)	On June 23, 2008, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid to continue its share repurchase program. The program enabled the company to repurchase up to a maximum of 44,194,961 common shares, including common shares purchased for the company’s employee savings plan and employee retirement plan during the period June 25, 2008 to June 24, 2009. The program ended on June 24, 2009.
(2)	On June 23, 2009, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,326 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2009 to June 24, 2010. If not previously terminated, the program will end on June 24, 2010.

The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED (Registrant)

Date: July 30, 2009	/s/ Paul. A. Smith
(Signature) Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: July 30, 2009	/s/ Brent. A. Latimer
(Signature) Brent A. Latimer Assistant Secretary