Form 10-Q/A
period 2009-06-30
IMPERIAL OIL LTD
filed 2009-08-05
CIK 49938

FORM 10-Q – Amendment

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

YES  ✓            NO

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

YES                    NO  ✓

The number of common shares outstanding, as of June 30, 2009, was 847,599,011.

Explanatory Note

The sole purpose of the Form 10-Q – amendment for the period ended June 30, 2009 is to include the Interactive Data File as exhibit 101.

Item 6.	Exhibits.

(101) Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED (Registrant)

Date: August 5, 2009	/s/ Paul A. Smith
(Signature) Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: August 5, 2009	/s/ Brent A. Latimer
(Signature) Brent A. Latimer Assistant Secretary