Form 10-Q
period 2009-09-30
IMPERIAL OIL LTD
filed 2009-11-05
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES           NO ✓

The number of common shares outstanding, as of September 30, 2009, was 847,599,011.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME (U.S. GAAP, unaudited)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	5,547	9,478	15,461	25,327
Investment and other income (4)	14	37	73	310

TOTAL REVENUES AND OTHER INCOME	5,561	9,515	15,534	25,637

EXPENSES
Exploration	21	34	126	91
Purchases of crude oil and products (c)	3,126	5,727	8,577	15,535
Production and manufacturing (d)(5)	909	1,092	3,016	3,183
Selling and general (5)	221	175	822	794
Federal excise tax (a)	331	341	951	981
Depreciation and depletion	194	188	584	550
Financing costs	-	1	3	(2)

TOTAL EXPENSES	4,802	7,558	14,079	21,132

INCOME BEFORE INCOME TAXES	759	1,957	1,455	4,505
INCOME TAXES	212	568	410	1,287

NET INCOME (3)	547	1,389	1,045	3,218

NET INCOME PER COMMON SHARE - BASIC (dollars) (7)	0.64	1.57	1.23	3.62
NET INCOME PER COMMON SHARE - DILUTED (dollars) (7)	0.64	1.57	1.22	3.60
DIVIDENDS PER COMMON SHARE (dollars)	0.10	0.10	0.30	0.28

(a) Federal excise tax included in operating revenues	331	341	951	981
(b) Amounts from related parties included in operating revenues	432	637	1,198	1,856
(c) Amounts to related parties included in purchases of crude oil and products	813	1,442	2,161	3,951
(d) Amounts to related parties included in production and manufacturing expenses	52	52	163	133

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET (U.S. GAAP, unaudited) millions of Canadian dollars	As at Sept. 30 2009	As at Dec. 31 2008
ASSETS
Current assets
Cash	458	1,974
Accounts receivable, less estimated doubtful accounts	1,673	1,455
Inventories of crude oil and products	657	673
Materials, supplies and prepaid expenses	278	180
Deferred income tax assets	461	361

Total current assets	3,527	4,643

Long-term receivables, investments and other long-term assets	916	881

Property, plant and equipment,	25,508	24,165
less accumulated depreciation and depletion	13,391	12,917

Property, plant and equipment, net	12,117	11,248

Goodwill	204	204
Other intangible assets, net	58	59

TOTAL ASSETS	16,822	17,035

LIABILITIES
Current liabilities
Notes and loans payable	108	109
Accounts payable and accrued liabilities (a)(6)	2,823	2,542
Income taxes payable	683	1,498

Total current liabilities	3,614	4,149

Capitalized lease obligations	32	34
Other long-term obligations (6)	2,219	2,298
Deferred income tax liabilities	1,547	1,489

TOTAL LIABILITIES	7,412	7,970

SHAREHOLDERS’ EQUITY
Common shares at stated value (b)(7)	1,507	1,528
Earnings reinvested	8,805	8,484
Accumulated other comprehensive income (8)	(902)	(947)

TOTAL SHAREHOLDERS’ EQUITY	9,410	9,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,822	17,035

(a)	Accounts payable and accrued liabilities include amounts to related parties of $267 million (2008 - $127 million).
(b)	Number of common shares outstanding was 848 million (2008 - 859 million).

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (U.S. GAAP, unaudited) inflow/(outflow) millions of Canadian dollars	Third Quarter		Nine Months to September 30
	2009	2008	2009	2008
OPERATING ACTIVITIES
Net income	547	1,389	1,045	3,218
Adjustment for non-cash items:
Depreciation and depletion	194	188	584	550
(Gain)/loss on asset sales (4)	-	(4)	(32)	(236)
Deferred income taxes and other	(6)	137	(49)	(105)
Changes in operating assets and liabilities:
Accounts receivable	149	128	(220)	(636)
Inventories and prepaids	108	(8)	(82)	(477)
Income taxes payable	(230)	200	(815)	559
Accounts payable	(86)	(409)	283	654
All other items - net (a)	22	14	(50)	(176)

CASH FROM (USED IN) OPERATING ACTIVITIES	698	1,635	664	3,351

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(554)	(326)	(1,478)	(839)
Proceeds from asset sales	8	19	45	260
Loans to equity company	1	-	2	(2)

CASH FROM (USED IN) INVESTING ACTIVITIES	(545)	(307)	(1,431)	(581)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	-	(1)	(2)	(3)
Issuance of common shares under stock option plan	-	-	-	6
Common shares purchased (7)	-	(610)	(490)	(1,806)
Dividends paid	(85)	(79)	(257)	(242)

CASH FROM (USED IN) FINANCING ACTIVITIES	(85)	(690)	(749)	(2,045)

INCREASE (DECREASE) IN CASH	68	638	(1,516)	725
CASH AT BEGINNING OF PERIOD	390	1,295	1,974	1,208

CASH AT END OF PERIOD	458	1,933	458	1,933

(a) Includes contribution to registered pension plans	(6)	(6)	(173)	(159)

The notes to the financial statements are an integral part of these financial statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2009, and December 31, 2008, and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2009 presentation.

The results for the nine months ended September 30, 2009, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.	Accounting change for fair value measurements

Effective January 1, 2009, the company adopted the authoritative guidance for fair value measurements as they relate to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The guidance defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measures. The adoption did not have a material impact on the company’s financial statements. The company previously adopted the guidance as it relates to financial assets and liabilities that are measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

3.	Business Segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	921	1,692	4,380	7,393	246	393
Intersegment sales	955	1,682	365	747	69	132
Investment and other income	2	5	4	18	-	-

	1,878	3,379	4,749	8,158	315	525

EXPENSES
Exploration (b)	21	34	-	-	-	-
Purchases of crude oil and products	568	1,134	3,729	6,759	218	395
Production and manufacturing	549	671	313	369	47	52
Selling and general	-	2	231	256	18	19
Federal excise tax	-	-	331	341	-	-
Depreciation and depletion	133	124	55	57	4	4
Financing costs	-	1	-	-	-	-

TOTAL EXPENSES	1,271	1,966	4,659	7,782	287	470

INCOME BEFORE INCOME TAXES	607	1,413	90	376	28	55
INCOME TAXES	168	414	28	106	9	17

NET INCOME	439	999	62	270	19	38

Export sales to the United States	405	984	379	682	141	250
Cash flows from (used in) operating activities	436	1,506	219	93	34	32
CAPEX (b)	504	288	64	67	6	3

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	-	-	-	-	5,547	9,478
Intersegment sales	-	-	(1,389)	(2,561)	-	-
Investment and other income	8	14	-	-	14	37

	8	14	(1,389)	(2,561)	5,561	9,515

EXPENSES
Exploration (b)	-	-	-	-	21	34
Purchases of crude oil and products	-	-	(1,389)	(2,561)	3,126	5,727
Production and manufacturing	-	-	-	-	909	1,092
Selling and general	(28)	(102)	-	-	221	175
Federal excise tax	-	-	-	-	331	341
Depreciation and depletion	2	3	-	-	194	188
Financing costs	-	-	-	-	-	1

TOTAL EXPENSES	(26)	(99)	(1,389)	(2,561)	4,802	7,558

INCOME BEFORE INCOME TAXES	34	113	-	-	759	1,957
INCOME TAXES	7	31	-	-	212	568

NET INCOME	27	82	-	-	547	1,389

Export sales to the United States	-	-	-	-	925	1,916
Cash flows from (used in) operating activities	9	4	-	-	698	1,635
CAPEX (b)	1	2	-	-	575	360

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

3.	Business segments (continued…)

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	2,560	4,977	12,217	19,223	684	1,127
Intersegment sales	2,309	4,528	1,110	2,418	216	374
Investment and other income	25	14	35	260	-	1

	4,894	9,519	13,362	21,901	900	1,502

EXPENSES
Exploration (b)	126	91	-	-	-	-
Purchases of crude oil and products	1,400	3,480	10,162	18,202	650	1,173
Production and manufacturing	1,825	1,927	1,049	1,097	142	159
Selling and general	2	5	698	732	56	56
Federal excise tax	-	-	951	981	-	-
Depreciation and depletion	398	359	170	175	10	10
Financing costs	1	1	1	(5)	-	-

TOTAL EXPENSES	3,752	5,863	13,031	21,182	858	1,398

INCOME BEFORE INCOME TAXES	1,142	3,656	331	719	42	104
INCOME TAXES	309	1,069	105	180	12	32

NET INCOME	833	2,587	226	539	30	72

Export sales to the United States	1,232	2,635	938	1,275	361	701
Cash flows from (used in) operating activities	244	3,009	413	336	31	42
CAPEX (b)	1,422	755	167	162	12	7
Total assets as at September 30	9,887	8,790	6,359	7,820	416	516

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2009	2008	2009	2008	2009	2008
REVENUES AND OTHER INCOME
External sales (a)	-	-	-	-	15,461	25,327
Intersegment sales	-	-	(3,635)	(7,320)	-	-
Investment and other income	13	35	-	-	73	310

	13	35	(3,635)	(7,320)	15,534	25,637

EXPENSES
Exploration (b)	-	-	-	-	126	91
Purchases of crude oil and products	-	-	(3,635)	(7,320)	8,577	15,535
Production and manufacturing	-	-	-	-	3,016	3,183
Selling and general	66	1	-	-	822	794
Federal excise tax	-	-	-	-	951	981
Depreciation and depletion	6	6	-	-	584	550
Financing costs	1	2	-	-	3	(2)

TOTAL EXPENSES	73	9	(3,635)	(7,320)	14,079	21,132

INCOME BEFORE INCOME TAXES	(60)	26	-	-	1,455	4,505
INCOME TAXES	(16)	6	-	-	410	1,287

NET INCOME	(44)	20	-	-	1,045	3,218

Export sales to the United States	-	-	-	-	2,531	4,611
Cash flows from (used in) operating activities	(24)	(36)	-	-	664	3,351
CAPEX (b)	3	6	-	-	1,604	930
Total assets as at September 30	481	1,956	(321)	(455)	16,822	18,627

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

4.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2009	2008	2009	2008
Proceeds from asset sales	8	19	45	260
Book value of assets sold	8	15	13	24

Gain/(loss) on asset sales, before tax	-	4	32	236

Gain/(loss) on asset sales, after tax	-	2	26	203

5.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2009	2008	2009	2008
Pension benefits:
Current service cost	20	24	60	71
Interest cost	75	67	227	203
Expected return on plan assets	(67)	(82)	(201)	(247)
Amortization of prior service cost	4	5	13	14
Recognized actuarial loss/(gain)	28	22	84	68

Net benefit cost	60	36	183	109

Other post-retirement benefits:
Current service cost	1	2	3	5
Interest cost	7	7	20	19
Recognized actuarial loss/(gain)	-	1	(1)	4

Net benefit cost	8	10	22	28

6.	Other long-term obligations

millions of dollars	As at Sept. 30 2009	As at Dec. 31 2008
Employee retirement benefits (a)	1,072	1,151
Asset retirement obligations and other environmental liabilities (b)	708	728
Share-based incentive compensation liabilities	249	203
Other obligations	190	216

Total other long-term obligations	2,219	2,298

(a)	Total recorded employee retirement benefits obligations also include $45 million in current liabilities (December 31, 2008 - $45 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $84 million in current liabilities (December 31, 2008 - $83 million).

In the third quarter, the company entered into an agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The company has not drawn on this agreement.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

7.	Common shares

thousands of shares	As at Sept. 30 2009	As at Dec. 31 2008
Authorized	1,100,000	1,100,000
Common shares outstanding	847,599	859,402

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

		millions of
Year		Shares	Dollars
1995	- 2007	846.1	12,811

2008	- Third Quarter	12.4	610
	- Full year	44.3	2,210

2009	- Third Quarter	-	-
	- Year-to-date	11.8	490

Cumulative purchases to date		902.2	15,511

Exxon Mobil Corporation’s participation in the above share repurchase maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The following table provides the calculation of net income per common share:

	Third Quarter		Nine Months to September 30
	2009	2008	2009	2008
Net income per common share - basic
Net income (millions of dollars)	547	1,389	1,045	3,218

Weighted average number of common shares outstanding (millions of shares)	847.6	877.3	850.5	888.4

Net income per common share (dollars)	0.64	1.57	1.23	3.62

Net income per common share - diluted
Net income (millions of dollars)	547	1,389	1,045	3,218

Weighted average number of common shares outstanding (millions of shares)	847.6	877.3	850.5	888.4
Effect of employee share-based awards (millions of shares)	7.3	6.5	7.0	6.4

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.9	883.8	857.5	894.8

Net income per common share (dollars)	0.64	1.57	1.22	3.60

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued…)

(unaudited)

8.	Comprehensive income

	Third Quarter		Nine Months to September 30
millions of dollars	2009	2008	2009	2008
Net income	547	1,389	1,045	3,218

Post-retirement benefit liability adjustment (excluding amortization)	-	-	(25)	(105)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	23	21	70	63

Other comprehensive income (net of income taxes)	23	21	45	(42)

Total comprehensive income	570	1,410	1,090	3,176

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the third quarter of 2009 was $547 million or $0.64 a share on a diluted basis, compared with $1,389 million or $1.57 a share for the same period last year. Net income for the first nine months of 2009 was $1,045 million or $1.22 a share on a diluted basis, versus $3,218 million or $3.60 a share for the first nine months of 2008.

Earnings in the third quarter were down from the same quarter in 2008 primarily due to lower Upstream crude oil and natural gas commodity prices as a result of the global economic downturn. In the Upstream, lower crude oil and natural gas commodity prices of about $950 million were partially offset by lower royalty costs due to falling commodity prices of about $200 million and the impact of a weaker Canadian dollar of about $115 million. Downstream earnings in the third quarter of 2009 were impacted by reduced demand for products, resulting in lower overall downstream margins of about $160 million.

For the first nine months, earnings decreased primarily due to lower crude oil and natural gas commodity prices as a result of the global economic downturn. Lower upstream realizations were partially offset by lower royalty costs due to lower commodity prices and the impact of a lower Canadian dollar. Earnings in the first nine months of 2008 included a gain of $187 million from the sale of Rainbow pipeline.

Upstream

Net income in the third quarter was $439 million versus $999 million in the same period of 2008. Earnings decreased primarily due to lower crude oil and natural gas commodity prices of about $950 million as a result of the global economic downturn. Lower realizations were partially offset by lower royalty costs due to lower commodity prices of about $200 million, the impact of a lower Canadian dollar of about $115 million and lower energy costs of about $95 million.

Net income for the first nine months was $833 million versus $2,587 million during the same period last year. Crude oil and natural gas commodity prices were lower by about $3,000 million compared to the first nine months of 2008. Earnings were also negatively impacted by lower cyclical Cold Lake heavy oil production of about $50 million, lower Syncrude volumes of about $30 million and lower conventional volumes from expected reservoir decline of about $30 million. These factors were partially offset by lower royalty costs due to lower commodity prices of about $750 million and the impact of a lower Canadian dollar of about $590 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, was $68.29 a barrel in the third quarter and $57.26 a barrel in the first nine months of 2009, down about 41 percent and 48 percent from the corresponding periods last year. The company’s realizations on sales of Canadian conventional crude oil mirrored the same trend as world prices, decreasing about 43 percent in the third quarter and about 47 percent in the first nine months of the year, compared to the same periods last year.

The company’s average realizations for Cold Lake heavy oil also declined about 40 percent in the third quarter and first three quarters of 2009, compared to corresponding periods last year. The decline was less than that of lighter crude oil, due to the narrowing price spread between light crude oil and Cold Lake heavy oil.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ...)

The company’s average realizations for natural gas averaged $2.90 a thousand cubic feet in the third quarter, down from $9.20 in the same quarter last year. For the nine months of 2009, realizations for natural gas averaged $4.07 a thousand cubic feet, down from $9.16 in 2008.

Gross production of Cold Lake heavy oil averaged 145 thousand barrels a day during the third quarter, versus 143 thousand barrels in the same quarter last year. The cyclic nature of production at Cold Lake and lower maintenance activities contributed primarily to the increase in production in the third quarter of 2009. For the first nine months, gross production was 144 thousand barrels a day this year, compared with 147 thousand barrels in the same period of 2008. Lower production in the first nine months of 2009 was primarily due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the third quarter was 78 thousand barrels a day, versus 79 thousand barrels in the third quarter of 2008. During the first nine months of 2009, the company’s share of gross production from Syncrude averaged 66 thousand barrels a day, down from 71 thousand barrels in 2008. Planned maintenance activities in the first half of 2009, which included design modifications to improve long-term operational performance, contributed to the reduced production in the first nine months of 2009.

Gross production of conventional crude oil averaged 25 thousand barrels a day in both the third quarter and nine months of 2009, essentially the same as corresponding periods in 2008.

Gross production of natural gas during the third quarter of 2009 decreased to 291 million cubic feet a day from 309 million cubic feet in the same period last year. In the first nine months of the year, gross production was 294 million cubic feet a day, down from 315 million cubic feet in the first nine months of 2008. The lower production volume was primarily a result of natural reservoir decline.

Downstream

Net income was $62 million in the third quarter of 2009, compared with $270 million in the same period a year ago. When compared to the same period in 2008, earnings in the third quarter of 2009 were negatively impacted by reduced demand for products, resulting in lower overall downstream margins of about $160 million. North American refining margins in the third quarter of 2008 were significantly higher as a result of Hurricane Gustav in the Gulf of Mexico. Also impacting third quarter 2009 earnings were lower sales volumes due to the slowdown in the economy.

Nine-month net income was $226 million, compared with $539 million in 2008. Earnings in the first nine months of 2008 included a gain of $187 million from the sale of Rainbow pipeline. Also impacting earnings in 2009 were lower overall downstream margins of about $90 million and lower sales volumes of about $60 million due to the slowdown in the economy. Higher planned maintenance activities at the refineries also negatively impacted earnings by $30 million. These factors were partially offset by the favourable impact of a weaker Canadian dollar of about $65 million.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ...)

Chemical

Net income was $19 million in the third quarter, compared with $38 million in the same quarter last year. Earnings were lower in the quarter primarily due to lower margins for polyethylene products. Nine-month net income was $30 million, compared with $72 million in 2008. Earnings in 2009 were negatively impacted by the slow economy, with lower overall margins and sales volumes.

Corporate and other

Net income effects from Corporate and other were $27 million in the third quarter, compared with $82 million in the same period of 2008. The decrease in earnings effects in the third quarter reflected changes in share-based compensation charges. For the nine months of 2009, net income effects were negative $44 million, versus $20 million last year. Unfavourable earnings effects in the first nine months of 2009 were primarily due to higher share-based compensation charges and lower interest income from lower yields on cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $698 million during the third quarter of 2009, compared with $1,635 million in the same period last year. Lower cash flow was primarily due to lower net income. Year-to-date cash flow from operating activities was $664 million, compared with $3,351 million in the same period last year. Lower cash flow was primarily due to lower net income and timing of scheduled income tax payments.

Investing activities used net cash of $545 million in the third quarter and $1,431 million in the first nine months of 2009, an increase of $238 million and $850 million from corresponding periods in 2008. Additions to property, plant and equipment were $554 million in the third quarter, compared with $326 million during the same quarter of 2008, and $1,478 million in the first three quarters of 2009, compared with $839 million in the same period last year. Expenditures were primarily for advancing the Kearl oil sands project. Other upstream investments included development drilling at Cold Lake, facilities improvements at Syncrude, exploration drilling at Horn River and development drilling at conventional fields in Western Canada. For the Downstream segment, capital expenditures were focused mainly on refinery projects to increase sulphur recovery and reduce sulphur dioxide emissions, upgrade water management systems as well as enhance feedstock flexibility and energy efficiency. Proceeds from asset sales were $8 million in the third quarter and $45 million in the first nine months of 2009, compared with $19 million and $260 million in the corresponding periods of 2008. The 2008 results included proceeds from the sale of Rainbow pipeline.

During the first nine months of 2009, the company repurchased about 12 million shares for $490 million, including shares purchased from ExxonMobil. However, there were essentially no share repurchases in the third quarter of 2009, as cash flow from operations was used to fund growth projects such as Kearl. The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

Cash dividends of $257 million were paid in the first nine months of 2009, compared with dividends of $242 million in the same period of 2008. Per-share dividends declared in the first three quarters of 2009 totaled $0.30, up from $0.28 in the same period of 2008.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (continued ...)

In the third quarter, the company entered into an agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The company has not drawn on this agreement.

The above factors led to a decrease in the company’s balance of cash and marketable securities to $458 million at September 30, 2009, from $1,974 million at the end of 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2009 does not differ materially from that discussed on pages 28 and 29 in the company’s annual report on Form 10-K for the year ended December 31, 2008 and Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-) 380

Seven dollars (U.S.) a barrel change in crude oil price	+ (-) 280

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from the second quarter of 2009 by about $13 million (after tax) for each one-cent difference. This was primarily due to the widening price spread between light crude oil and Cold Lake heavy oil and a decrease in industry refining margins.

The sensitivity to changes in crude oil prices decreased from 2008 year-end by about $10 million (after tax) for each one U.S. dollar difference. An increase in the value of the Canadian dollar has lessened the impact of U.S. dollar denominated crude oil prices on the company’s revenues and earnings.

Although natural gas prices were significantly lower when compared to 2008 year-end, total consumption volumes of natural gas for the company were similar to its production volumes, and as a result, there was no significant impact on the company’s earnings in 2009.

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the commodity at the end of the third quarter 2009. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

IMPERIAL OIL LIMITED

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2009 to September 30, 2009, the company issued 1,500 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2009 (July 1–July 31)	0	0	0	42,282,950
August 2009 (August 1–August 31)	0	0	0	42,197,937
September 2009 (Sept 1–Sept 30)	1,500	$40.85	1,500	42,116,070

(1)	On June 23, 2009, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,326 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2009 to June 24, 2010. If not previously terminated, the program will end on June 24, 2010.

The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED (Registrant)

Date: November 5, 2009	/s/ Paul A. Smith
(Signature) Paul A. Smith Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: November 5, 2009	/s/ Brent A. Latimer
(Signature) Brent A. Latimer Assistant Secretary