Form 10-Q
period 2010-03-31
IMPERIAL OIL LTD
filed 2010-05-06
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES           NO ✓

The number of common shares outstanding, as of March 31, 2010, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three months
	to March 31
millions of Canadian dollars	2010	2009
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,134	4,653
Investment and other income (4)	32	17

TOTAL REVENUES AND OTHER INCOME	6,166	4,670

EXPENSES
Exploration	87	83
Purchases of crude oil and products (c)	3,661	2,320
Production and manufacturing (d)(5)	1,030	1,030
Selling and general (5)	250	330
Federal excise tax (a)	304	306
Depreciation and depletion	182	197
Financing costs	1	2

TOTAL EXPENSES	5,515	4,268

INCOME BEFORE INCOME TAXES	651	402
INCOME TAXES	175	113

NET INCOME (3)	476	289

NET INCOME PER COMMON SHARE - BASIC (dollars) (7)	0.56	0.34
NET INCOME PER COMMON SHARE - DILUTED (dollars) (7)	0.56	0.33
DIVIDENDS PER COMMON SHARE (dollars)	0.10	0.10

(a) Federal excise tax included in operating revenues	304	306
(b) Amounts from related parties included in operating revenues	608	314
(c) Amounts to related parties included in purchases of crude oil and products	523	697
(d) Amounts to related parties included in production and manufacturing expenses	55	59

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET (U.S. GAAP, unaudited) millions of Canadian dollars	As at Mar. 31 2010	As at Dec. 31 2009
ASSETS
Current assets
Cash	534	513
Accounts receivable, less estimated doubtful accounts	1,894	1,714
Inventories of crude oil and products	663	564
Materials, supplies and prepaid expenses	282	247
Deferred income tax assets	468	467

Total current assets	3,841	3,505

Long-term receivables, investments and other long-term assets	750	854

Property, plant and equipment,	27,185	26,421
less accumulated depreciation and depletion	13,706	13,569

Property, plant and equipment, net	13,479	12,852

Goodwill	204	204
Other intangible assets, net	61	58

TOTAL ASSETS	18,335	17,473

LIABILITIES
Current liabilities
Notes and loans payable	109	109
Accounts payable and accrued liabilities (a)(6)	3,448	2,811
Income taxes payable	686	848

Total current liabilities	4,243	3,768

Capitalized lease obligations	30	31
Other long-term obligations (6)	2,679	2,839
Deferred income tax liabilities	1,440	1,396

TOTAL LIABILITIES	8,392	8,034

SHAREHOLDERS’ EQUITY
Common shares at stated value (b)	1,508	1,508
Earnings reinvested	9,644	9,252
Accumulated other comprehensive income (8)	(1,209)	(1,321)

TOTAL SHAREHOLDERS’ EQUITY	9,943	9,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	18,335	17,473

(a)	Accounts payable and accrued liabilities include amounts to related parties of $250 million (2009 - $59 million).
(b)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (December 31, 2009 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (U.S. GAAP, unaudited) inflow/(outflow) millions of Canadian dollars	Three months to March 31
	2010	2009
OPERATING ACTIVITIES
Net income	476	289
Adjustment for non-cash items:
Depreciation and depletion	182	197
(Gain)/loss on asset sales (4)	(4)	(1)
Deferred income taxes and other	2	28
Changes in operating assets and liabilities:
Accounts receivable	(180)	(125)
Inventories and prepaids	(134)	(297)
Income taxes payable	(162)	(560)
Accounts payable	637	288
All other items - net (a)	97	(115)

CASH FROM (USED IN) OPERATING ACTIVITIES	914	(296)

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(813)	(411)
Proceeds from asset sales	6	2
Loans to equity company	0	2

CASH FROM (USED IN) INVESTING ACTIVITIES	(807)	(407)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)
Common shares purchased	0	(429)
Dividends paid	(85)	(86)

CASH FROM (USED IN) FINANCING ACTIVITIES	(86)	(516)

INCREASE (DECREASE) IN CASH	21	(1,219)
CASH AT BEGINNING OF PERIOD	513	1,974

CASH AT END OF PERIOD	534	755

(a) Includes contribution to registered pension plans	(70)	(161)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2010, and December 31, 2009, and the results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2010 presentation.

The results for the three months ended March 31, 2010, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.	Accounting change for variable-interest entities

Effective January 1, 2010, the company adopted the authoritative guidance for variable-interest entities (VIEs). The guidance requires the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. The adoption did not have any impact on the company’s financial statements.

IMPERIAL OIL LIMITED

3.	Business Segments

Three months to March 31	Upstream		Downstream		Chemical
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
External sales (a)	1,241	760	4,610	3,685	283	208
Intersegment sales	948	656	571	390	70	64
Investment and other income	20	4	11	8	0	0
	2,209	1,420	5,192	4,083	353	272
EXPENSES
Exploration	87	83	0	0	0	0
Purchases of crude oil and products	787	364	4,187	2,867	276	199
Production and manufacturing	602	646	370	336	58	48
Selling and general	2	1	224	233	17	19
Federal excise tax	0	0	304	306	0	0
Depreciation and depletion	125	136	52	56	3	3
Financing costs	0	0	0	1	0	0
TOTAL EXPENSES	1,603	1,230	5,137	3,799	354	269
INCOME BEFORE INCOME TAXES	606	190	55	284	(1)	3
INCOME TAXES	162	48	16	82	0	0
NET INCOME	444	142	39	202	(1)	3

Export sales to the United States	297	405	298	237	165	109
Cash flows from (used in) operating activities	742	(230)	186	(46)	4	(14)
CAPEX (b)	855	447	38	42	6	4
Total assets as at March 31	11,190	9,154	6,323	6,326	414	420

Three months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
External sales (a)	0	0	0	0	6,134	4,653
Intersegment sales	0	0	(1,589)	(1,110)	0	0
Investment and other income	1	5	0	0	32	17
	1	5	(1,589)	(1,110)	6,166	4,670
EXPENSES
Exploration	0	0	0	0	87	83
Purchases of crude oil and products	0	0	(1,589)	(1,110)	3,661	2,320
Production and manufacturing	0	0	0	0	1,030	1,030
Selling and general	7	77	0	0	250	330
Federal excise tax	0	0	0	0	304	306
Depreciation and depletion	2	2	0	0	182	197
Financing costs	1	1	0	0	1	2
TOTAL EXPENSES	10	80	(1,589)	(1,110)	5,515	4,268
INCOME BEFORE INCOME TAXES	(9)	(75)	0	0	651	402
INCOME TAXES	(3)	(17)	0	0	175	113
NET INCOME	(6)	(58)	0	0	476	289

Export sales to the United States	0	0	0	0	760	751
Cash flows from (used in) operating activities	(18)	(6)	0	0	914	(296)
CAPEX (b)	1	1	0	0	900	494
Total assets as at March 31	631	833	(223)	(243)	18,335	16,490

(a)	Includes crude oil sales made by Downstream in order to optimize refining operations.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

4.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Three months to March 31
millions of dollars	2010	2009
Proceeds from asset sales	6	2
Book value of assets sold	2	1

Gain/(loss) on asset sales, before tax	4	1

Gain/(loss) on asset sales, after tax	4	1

5.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Three months to March 31
millions of dollars	2010	2009
Pension benefits:
Current service cost	25	26
Interest cost	77	73
Expected return on plan assets	(68)	(68)
Amortization of prior service cost	4	4
Recognized actuarial loss/(gain)	34	28

Net benefit cost	72	63

Other post-retirement benefits:
Current service cost	1	1
Interest cost	6	7

Net benefit cost	7	8

6.	Other long-term obligations

millions of dollars	As at Mar. 31 2010	As at Dec. 31 2009
Employee retirement benefits (a)	1,523	1,682
Asset retirement obligations and other environmental liabilities (b)	799	806
Share-based incentive compensation liabilities	152	144
Other obligations	205	207

Total other long-term obligations	2,679	2,839

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2009 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $112 million in current liabilities (December 31, 2009 - $114 million).

IMPERIAL OIL LIMITED

7.	Net income per share

	Three months to March 31
	2010	2009
Net income per common share - basic
Net income (millions of dollars)	476	289

Weighted average number of common shares outstanding (millions of shares)	847.6	856.0

Net income per common share (dollars)	0.56	0.34

Net income per common share - diluted
Net income (millions of dollars)	476	289

Weighted average number of common shares outstanding (millions of shares)	847.6	856.0
Effect of employee share - based awards (millions of shares)	6.6	6.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.2	862.7

Net income per common share (dollars)	0.56	0.33

8.	Comprehensive income

	Three months to March 31
millions of dollars	2010	2009
Net income	476	289

Post-retirement benefit liability adjustment (excluding amortization)	84	0
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	28	23

Other comprehensive income (net of income taxes)	112	23

Total comprehensive income	588	312

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the first quarter of 2010 was $476 million or $0.56 a share on a diluted basis, compared with $289 million or $0.33 a share for the same period last year.

Earnings in the first quarter were higher than the same quarter in 2009, as higher Upstream earnings were partially offset by lower Downstream earnings. In the Upstream, earnings increased primarily due to the impact of higher crude oil commodity prices of about $550 million, partially offset by higher royalty costs due to higher commodity prices of about $180 million and the unfavourable foreign exchange effects of a higher Canadian dollar of about $100 million. Lower Downstream earnings were primarily due to lower margins of about $125 million.

Upstream

Net income in the first quarter was $444 million, $302 million higher than the same period of 2009. Higher crude oil commodity prices in the first quarter of 2010 increased revenues, contributing to higher earnings of about $550 million. This positive earnings factor was partially offset by higher royalties due to higher commodity prices of about $180 million and the unfavourable foreign exchange effects of a higher Canadian dollar of about $100 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, at $76.32 a barrel, in the first quarter, increased about 72 percent from the same quarter last year. The company’s average realizations on sales of Canadian conventional crude oil also increased. Prices for Canadian heavier crude oil were also higher along with the lighter crude oil. The company’s average bitumen realizations were favourably impacted by the lower spread between light and heavy crude oils in world markets, compared to the same quarter last year.

Gross production of Cold Lake bitumen returned to expected levels and averaged 148 thousand barrels a day during the first quarter, unchanged from the same quarter last year.

The company’s share of Syncrude’s gross production in the first quarter was 67 thousand barrels a day, slightly lower than 68 thousand barrels during the same period a year ago. Volumes in the first quarter of 2010 were impacted by the advancement of planned maintenance activities originally scheduled for later in the year. The maintenance activities were completed, and the impacted operating units returned to normal operations in the quarter.

In the first quarter, gross production of conventional crude oil averaged 24 thousand barrels a day, down from 26 thousand barrels in the same period last year, due to natural reservoir decline.

Gross production of natural gas during the first quarter of 2010 decreased to 273 million cubic feet a day from 307 million cubic feet in the same period last year. Lower production was primarily due to maintenance activities and natural reservoir decline.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued .....)

Downstream

Net income was $39 million in the first quarter of 2010, compared with $202 million in the same period a year ago. Earnings were lower in the quarter mainly due to lower overall margins of about $125 million. Earnings were also negatively impacted by the unfavourable foreign exchange effects of a higher Canadian dollar of about $30 million and higher costs associated with planned maintenance activities in the first quarter of 2010.

Chemical

Net income was negative $1 million in the first quarter, compared with $3 million in the same quarter last year. Higher costs associated with planned maintenance activities on the Sarnia ethylene cracker in the first quarter of 2010 more than offset improvements in industry margins.

Corporate and other

Net income effects were negative $6 million in the first quarter, compared with negative $58 million in the same period of 2009. Favourable earnings effects were primarily due to lower share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $914 million during the first quarter of 2010, compared with cash flow used in operating activities of $296 million in the same period last year. Higher cash flow was primarily driven by higher earnings. Timing of scheduled income tax payments, higher payable balances due to timing of expenditures and lower seasonal inventory builds also contributed to higher cash flows. Funding contributions to the company’s registered pension plan were lower in the first quarter than the same period last year, but are expected to increase in the second quarter of 2010.

Investing activities used net cash of $807 million in the first quarter, an increase of $400 million from the corresponding period in 2009. Additions to property, plant and equipment were $813 million in the first quarter, compared with $411 million during the same quarter 2009. For the Upstream segment, expenditures during the quarter were primarily for advancing the Kearl oil sands project. Other investments included development drilling at Cold Lake, exploration drilling at Horn River and environmental and other projects at Syncrude. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and air quality.

During the first quarter of 2010, the company did not make any share repurchases outside of those to offset the dilutive effects from the exercise of stock options, as cash flow from operations was used to fund growth projects such as Kearl. The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued .....)

Cash dividends of $85 million were paid in the first quarter of 2010 compared with dividends of $86 million in the first quarter of 2009.

The above factors led to an increase in the company’s balance of cash to $534 million at March 31, 2010, from $513 million at the end of 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2010 does not differ materially from that discussed on pages 23 in the company’s annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2010 to March 31, 2010, the company issued 11,121 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2010 (January 1–January 31)	0	N/A	0	41,750,627
February 2010 (February 1–February 28)	0	N/A	0	41,664,177
March 2010 (March 1–March 31)	11,121	$38.70	11,121	41,564,609

(1)	On June 23, 2009, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,326 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2009 to June 24, 2010. If not previously terminated, the program will end on June 24, 2010.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 29, 2010, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 730,998,561 shares for and 1,259,498 shares withheld, B. H. March 719,718,863 shares for and 12,539,196 shares withheld, J.M. Mintz 731,272,838 shares for and 985,221 shares withheld, R.C. Olsen 669,488,416 shares for and 62,769,643 shares withheld, D.S. Sutherland 731,590,940 shares for and 667,119 shares withheld, S.D. Whittaker 730,898,470 shares for and 1,359,589 shares withheld, and V.L. Young 731,441,556 shares for and 816,503 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 738,547,149 shares for and 753,474 shares withheld from the reappointment of the auditors.

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

IMPERIAL OIL LIMITED (Registrant)

Date: May 5, 2010	/s/ Paul J. Masschelin
(Signature) Paul J. Masschelin Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: May 5, 2010	/s/ Brent A. Latimer
(Signature) Brent A. Latimer Assistant Secretary