Form 10-Q
period 2010-06-30
IMPERIAL OIL LTD
filed 2010-08-04
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.

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

YES          NO  ✓

The number of common shares outstanding, as of June 30, 2010, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

IMPERIAL OIL LIMITED

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2010	2009	2010	2009

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,091	5,261	12,225	9,914
Investment and other income (4)	48	42	80	59

TOTAL REVENUES AND OTHER INCOME	6,139	5,303	12,305	9,973

EXPENSES
Exploration	30	22	117	105
Purchases of crude oil and products (c)	3,636	3,131	7,297	5,451
Production and manufacturing (d)(5)	1,012	1,077	2,042	2,107
Selling and general (5)	265	271	515	601
Federal excise tax (a)	322	314	626	620
Depreciation and depletion	192	193	374	390
Financing costs	0	1	1	3

TOTAL EXPENSES	5,457	5,009	10,972	9,277

INCOME BEFORE INCOME TAXES	682	294	1,333	696
INCOME TAXES	165	85	340	198

NET INCOME (3)	517	209	993	498

NET INCOME PER COMMON SHARE - BASIC (dollars) (7)	0.61	0.25	1.17	0.59
NET INCOME PER COMMON SHARE - DILUTED (dollars) (7)	0.60	0.25	1.16	0.58
DIVIDENDS PER COMMON SHARE (dollars)	0.11	0.10	0.21	0.20

(a) Federal excise tax included in operating revenues	322	314	626	620
(b) Amounts from related parties included in operating revenues	439	452	1,047	766
(c) Amounts to related parties included in purchases of crude oil and products	489	651	1,012	1,348
(d) Amounts to related parties included in production and manufacturing expenses	67	52	122	111

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2010	As at Dec.31 2009

ASSETS
Current assets
Cash	64	513
Accounts receivable, less estimated doubtful accounts	1,776	1,714
Inventories of crude oil and products	630	564
Materials, supplies and prepaid expenses	301	247
Deferred income tax assets	457	467

Total current assets	3,228	3,505

Long-term receivables, investments and other long-term assets	750	854

Property, plant and equipment,	27,950	26,421
less accumulated depreciation and depletion	13,824	13,569

Property, plant and equipment, net	14,126	12,852

Goodwill	204	204
Other intangible assets, net	60	58

TOTAL ASSETS	18,368	17,473

LIABILITIES
Current liabilities
Notes and loans payable	199	109
Accounts payable and accrued liabilities (a)(6)	3,196	2,811
Income taxes payable	617	848

Total current liabilities	4,012	3,768

Capitalized lease obligations	29	31
Other long-term obligations (6)	2,427	2,839
Deferred income tax liabilities	1,507	1,396

TOTAL LIABILITIES	7,975	8,034

SHAREHOLDERS' EQUITY
Common shares at stated value (b)	1,509	1,508
Earnings reinvested	10,064	9,252
Accumulated other comprehensive income (8)	(1,180)	(1,321)

TOTAL SHAREHOLDERS' EQUITY	10,393	9,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	18,368	17,473

(a)	Accounts payable and accrued liabilities include amounts to related parties of $109 million (2009 - $59 million).
(b)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2009 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2010	2009	2010	2009

OPERATING ACTIVITIES
Net income	517	209	993	498
Adjustment for non-cash items:
Depreciation and depletion	192	193	374	390
(Gain)/loss on asset sales (4)	(42)	(31)	(46)	(32)
Deferred income taxes and other	70	(71)	72	(43)
Changes in operating assets and liabilities:
Accounts receivable	118	(244)	(62)	(369)
Inventories and prepaids	14	107	(120)	(190)
Income taxes payable	(70)	(25)	(232)	(585)
Accounts payable	(260)	81	377	369
All other items - net (a)	(215)	43	(118)	(72)

CASH FROM (USED IN) OPERATING ACTIVITIES	324	262	1,238	(34)

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(851)	(513)	(1,664)	(924)
Proceeds from asset sales	54	35	60	37
Loans to equity company	0	(1)	0	1

CASH FROM (USED IN) INVESTING ACTIVITIES	(797)	(479)	(1,604)	(886)

FINANCING ACTIVITIES
Short Term Debt - net	90	(1)	89	(2)
Issuance of common shares under stock option plan	1	0	1	0
Common shares purchased	(3)	(61)	(3)	(490)
Dividends paid	(85)	(86)	(170)	(172)

CASH FROM (USED IN) FINANCING ACTIVITIES	3	(148)	(83)	(664)

INCREASE (DECREASE) IN CASH	(470)	(365)	(449)	(1,584)
CASH AT BEGINNING OF PERIOD	534	755	513	1,974

CASH AT END OF PERIOD	64	390	64	390

(a) Includes contribution to registered pension plans.	(295)	(6)	(365)	(167)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2010, and December 31, 2009, and the results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The company's exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2010 presentation.

The results for the six months ended June 30, 2010, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.	Accounting change for variable-interest entitites

Effective January 1, 2010, the company adopted the authoritative guidance for variable-interest entities (VIEs). The guidance requires the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. The adoption did not have any impact on the company’s financial statements.

IMPERIAL OIL LIMITED

3.	Business Segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	1,010	879	4,816	4,152	265	230
Intersegment sales	963	698	462	355	63	83
Investment and other income	11	19	34	23	3	(0)
	1,984	1,596	5,312	4,530	331	313
EXPENSES
Exploration	30	22	0	0	0	0
Purchases of crude oil and products	653	468	4,237	3,566	234	233
Production and manufacturing	573	630	389	400	50	47
Selling and general	1	1	225	234	16	19
Federal excise tax	0	0	322	314	0	0
Depreciation and depletion	131	129	56	59	3	3
Financing costs	0	1	0	0	0	0
TOTAL EXPENSES	1,388	1,251	5,229	4,573	303	302
INCOME BEFORE INCOME TAXES	596	345	83	(43)	28	11
INCOME TAXES	150	93	15	(5)	6	3
NET INCOME	446	252	68	(38)	22	8
Export sales to the United States	412	422	326	322	161	111
Cash from (used in) operating activities	567	38	(223)	240	9	11
CAPEX (a)	832	471	46	61	2	2

	Corporate
Second Quarter	and Other		Eliminations		Consolidated
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	0	0	0	0	6,091	5,261
Intersegment sales	0	0	(1,488)	(1,136)	0	0
Investment and other income	0	0	0	0	48	42
	0	0	(1,488)	(1,136)	6,139	5,303

EXPENSES
Exploration	0	0	0	0	30	22
Purchases of crude oil and products	0	0	(1,488)	(1,136)	3,636	3,131
Production and manufacturing	0	0	0	0	1,012	1,077
Selling and general	23	17	0	0	265	271
Federal excise tax	0	0	0	0	322	314
Depreciation and depletion	2	2	0	0	192	193
Financing costs	0	0	0	0	0	1
TOTAL EXPENSES	25	19	(1,488)	(1,136)	5,457	5,009
INCOME BEFORE INCOME TAXES	(25)	(19)	0	0	682	294
INCOME TAXES	(6)	(6)	0	0	165	85
NET INCOME	(19)	(13)	0	0	517	209
Export sales to the United States	0	0	0	0	899	855
Cash from (used in) operating activities	(29)	(27)	0	0	324	262
CAPEX (a)	1	1	0	0	881	535

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2010	2009	2010	2009	2010	2009

REVENUES AND OTHER INCOME
Operating revenues	2,251	1,639	9,426	7,837	548	438
Intersegment sales	1,911	1,354	1,033	745	133	147
Investment and other income	31	23	45	31	3	0

	4,193	3,016	10,504	8,613	684	585

EXPENSES
Exploration	117	105	0	0	0	0
Purchases of crude oil and products	1,440	832	8,424	6,433	510	432
Production and manufacturing	1,175	1,276	759	736	108	95
Selling and general	3	2	449	467	33	38
Federal excise tax	0	0	626	620	0	0
Depreciation and depletion	256	265	108	115	6	6
Financing costs	0	1	0	1	0	0

TOTAL EXPENSES	2,991	2,481	10,366	8,372	657	571

INCOME BEFORE INCOME TAXES	1,202	535	138	241	27	14
INCOME TAXES	312	141	31	77	6	3

NET INCOME	890	394	107	164	21	11

Export sales to the United States	918	827	624	559	326	220
Cash from (used in) operating activities	1,309	(192)	(37)	194	13	(3)
CAPEX (a)	1,687	918	84	103	8	6
Total assets as at June 30	11,866	9,583	6,293	6,524	423	433

	Corporate
Six Months to June 30	and Other		Eliminations		Consolidated
millions of dollars	2010	2009	2010	2009	2010	2009

REVENUES AND OTHER INCOME
Operating revenues	0	0	0	0	12,225	9,914
Intersegment sales	0	0	(3,077)	(2,246)	0	0
Investment and other income	1	5	0	0	80	59

	1	5	(3,077)	(2,246)	12,305	9,973

EXPENSES
Exploration	0	0	0	0	117	105
Purchases of crude oil and products	0	0	(3,077)	(2,246)	7,297	5,451
Production and manufacturing	0	0	0	0	2,042	2,107
Selling and general	30	94	0	0	515	601
Federal excise tax	0	0	0	0	626	620
Depreciation and depletion	4	4	0	0	374	390
Financing costs	1	1	0	0	1	3

TOTAL EXPENSES	35	99	(3,077)	(2,246)	10,972	9,277

INCOME BEFORE INCOME TAXES	(34)	(94)	0	0	1,333	696
INCOME TAXES	(9)	(23)	0	0	340	198

NET INCOME	(25)	(71)	0	0	993	498

Export sales to the United States	0	0	0	0	1,868	1,606
Cash from (used in) operating activities	(47)	(33)	0	0	1,238	(34)
CAPEX (a)	2	2	0	0	1,781	1,029
Total assets as at June 30	100	412	(314)	(289)	18,368	16,663

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

4.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2010	2009	2010	2009

Proceeds from asset sales	54	35	60	37
Book value of assets sold	12	4	14	5

Gain/(loss) on asset sales, before tax (a)	42	31	46	32

Gain/(loss) on asset sales, after tax (a)	36	25	40	26

(a)    The second quarter of 2010 included a gain of $37 million ($31 million, after tax) from the sale of a non-operating real estate property.

5.     Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2010	2009	2010	2009

Pension benefits:
Current service cost	26	14	51	40
Interest cost	76	79	153	152
Expected return on plan assets	(69)	(66)	(137)	(134)
Amortization of prior service cost	4	5	8	9
Recognized actuarial loss	35	28	69	56

Net benefit cost	72	60	144	123

Other post-retirement benefits:
Current service cost	2	1	3	2
Interest cost	6	6	12	13
Amortization of prior service cost	(1)	0	(1)	0
Recognized actuarial loss/(gain)	0	(1)	0	(1)

Net benefit cost	7	6	14	14

6. Other long-term obligations
millions of dollars		As at June 30 2010		As at Dec. 31 2009

Employee retirement benefits (a)		1,252		1,682
Asset retirement obligations and other environmental liabilities (b)		799		806
Share-based incentive compensation liabilities		168		144
Other obligations		208		207

Total other long-term obligations		2,427		2,839

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2009 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $112 million in current liabilities (December 31, 2009 - $114 million).

Subsequent to the end of the second quarter, to support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $200 million that matures in July 2012.

IMPERIAL OIL LIMITED

7.	Net income per share

	Second Quarter		Six Months to June 30
	2010	2009	2010	2009
Net income per common share - basic
Net income (millions of dollars)	517	209	993	498

Weighted average number of common shares outstanding (millions of shares)	847.6	847.8	847.6	851.9

Net income per common share (dollars)	0.61	0.25	1.17	0.59

Net income per common share - diluted
Net income (millions of dollars)	517	209	993	498

Weighted average number of common shares outstanding (millions of shares)	847.6	847.8	847.6	851.9

Effect of employee share-based awards (millions of shares)	6.9	7.1	6.7	6.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.5	854.9	854.3	858.8

Net income per common share (dollars)	0.60	0.25	1.16	0.58

8. Comprehensive income

	Second Quarter		Six Months to June 30
millions of dollars	2010	2009	2010	2009
Net income	517	209	993	498

Post-retirement benefit liability adjustment (excluding amortization)	0	(25)	84	(25)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	29	24	57	47

Other comprehensive income (net of income taxes)	29	(1)	141	22

Total comprehensive income	546	208	1,134	520

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the second quarter of 2010 was $517 million or $0.60 a share on a diluted basis, compared with $209 million or $0.25 a share for the same period last year. Net income for the first six months of 2010 was $993 million or $1.16 a share on a diluted basis, versus $498 million or $0.58 a share for the first half of 2009.

Earnings in the second quarter were higher than the same quarter in 2009 with improvements in all operating segments. Earnings increased primarily due to the impacts of higher crude oil prices of about $150 million, higher Syncrude volumes of about $150 million, lower refinery and Syncrude maintenance of about $85 million and improved downstream margins of about $40 million. These factors were partially offset by the unfavourable foreign exchange effects of a higher Canadian dollar of about $115 million and higher royalty costs due to higher commodity prices of about $70 million. Earnings in the second quarter of 2010 also included a gain of about $30 million from the sale of a non-operating real estate property.

For the first six months, earnings increased primarily due to the impacts of higher crude oil prices of about $700 million, higher Syncrude volumes of about $150 million and lower refinery and upstream maintenance activities of about $115 million. These factors were partially offset by the unfavourable effects of a higher Canadian dollar of about $260 million, higher royalty costs due to higher commodity prices of about $250 million, and lower overall downstream margins of about $90 million. Earnings in the first half of 2010 also included a gain of about $30 million from the sale of a non-operating real estate property.

Upstream

Net income in the second quarter was $446 million, $194 million higher than the same period of 2009. Higher crude oil commodity prices in the second quarter of 2010 increased revenues, contributing to higher earnings of about $150 million. Earnings were also positively impacted by higher Syncrude volumes of about $150 million and lower Syncrude maintenance costs of about $30 million. These factors were partially offset by the unfavourable foreign exchange effects of a higher Canadian dollar of about $90 million and higher royalties due to higher commodity prices of about $70 million.

Net income for the first six months was $890 million versus $394 million during the same period last year. Higher crude oil commodity prices in 2010 increased revenues, contributing to higher earnings of about $700 million. Earnings were also positively impacted by higher Syncrude volumes of about $150 million and lower overall maintenance costs of about $50 million. These factors were partially offset by higher royalty costs due to higher commodity prices of about $250 million and the impact of a higher Canadian dollar of about $200 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, was $78.27 a barrel in the second quarter and $77.30 a barrel in the first half of 2010, up about 33 percent and 50 percent from the corresponding periods last year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil from Syncrude production also increased.

Gross production of Cold Lake bitumen averaged 140 thousand barrels a day during the second quarter, versus 139 thousand barrels in the same quarter last year. For the first six months, gross production was 144 thousand barrels a day this year, compared with 143 thousand barrels in the same period of 2009.

The company’s share of Syncrude’s gross production in the second quarter was 81 thousand barrels a day, versus 51 thousand barrels in the second quarter of 2009. During the first half of the year, the company’s share of gross production from Syncrude averaged 74 thousand barrels a day, up from 60 thousand barrels in 2009. Increased production in the second quarter and first half of 2010 was due to lower maintenance activities.

Gross production of conventional crude oil averaged 24 thousand barrels a day in both the second quarter and six months of 2010, and was slightly lower when compared to corresponding periods in 2009 due to natural reservoir decline.

Gross production of natural gas during the second quarter of 2010 at 289 million cubic feet a day was essentially unchanged from the same period last year. In the first half of the year, gross production was 281 million cubic feet a day, down from 296 million cubic feet in the first six months of 2009. The lower production volume was primarily a result of maintenance activities and natural reservoir decline.

Downstream

Net income was $68 million in the second quarter of 2010, compared with negative $38 million in the same period a year ago. Favourable impacts of about $55 million associated with lower refinery maintenance activities and stronger overall margins of about $40 million were the main contributors to higher earnings. Second quarter earnings also benefited from a gain of about $25 million from the sale of a non-operating real estate property. These factors were partially offset by the unfavourable foreign exchange effects of a higher Canadian dollar of about $25 million.

Six-month net income was $107 million, compared with $164 million in 2009. Lower earnings were primarily due to lower overall margins of about $90 million and the unfavourable effects of a higher Canadian dollar of about $55 million. These factors were partially offset by the favourable impacts of about $65 million associated with lower refinery maintenance activities and gain from sale of non-operating assets.

Chemical

Net income was $22 million in the second quarter, $14 million higher than the same quarter last year. Improved industry margins were partially offset by lower sales volumes for polyethylene products and higher costs due to planned maintenance activities on the Sarnia ethylene cracker. Six-month net income was $21 million, up $10 million from the same period in 2009. Improved industry margins were partially offset by lower sales volumes for polyethylene products and higher costs due to planned maintenance activities.

Corporate and other

Net income effects were negative $19 million in the second quarter, compared with negative $13 million in the same period of 2009. For the six months of 2010, net income was negative $25 million, versus negative $71 million last year. The changes in both periods were primarily due to the earnings effects from share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $324 million during the second quarter of 2010, compared with $262 million in the same period last year. Higher cash flow was primarily driven by higher earnings partially offset by funding contributions of $295 million to the company’s registered pension plan in the second quarter of 2010. Year-to-date cash flow generated from operating activities was $1,238 million, compared with cash flow used in operating activities of $34 million in the same period last year. Higher cash flow was primarily due to higher earnings. The timing of scheduled income tax payments and other working capital effects also contributed to higher cash flow. The above factors were partially offset by higher funding contributions to the company’s registered pension plan in 2010.

Investing activities used net cash of $797 million in the second quarter, an increase of $318 million from the corresponding period in 2009. Additions to property, plant and equipment were $851 million in the second quarter, compared with $513 million during the same quarter 2009. For the Upstream segment, expenditures during the quarter were primarily for advancing the Kearl oil sands project. Other investments included development drilling at Cold Lake, exploration drilling at Horn River and environmental and other projects at Syncrude. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and air emissions.

Cash from financing activities was $3 million in the second quarter, compared with cash used in financing activities of $148 million in the second quarter of 2009. The company issued additional commercial paper which increased short term debt by $90 million to $199 million at the end of the second quarter 2010. Subsequent to the end of the second quarter, to support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $200 million that matures in July 2012.

In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2010. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2010, to June 24, 2011, including shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from ExxonMobil. During the second quarter of 2010, the company did not make any share repurchases outside of those to offset the dilutive effects from the exercise of stock options, as cash flow from operations was used to fund growth projects such as Kearl. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

Cash dividends of $85 million were paid in the second quarter of 2010 compared with dividends of $86 million in the same period of 2009. On April 28, 2010, the company declared a quarterly dividend of 11 cents a share, an increase of one cent a share from the previous quarter, payable on July 1, 2010. Per-share dividends declared in the first two quarters of 2010 totaled $0.21, up from $0.20 in the same period of 2009.

The above factors led to a decrease in the company’s balance of cash to $64 million at June 30, 2010, from $513 million at the end of 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2010 does not differ materially from that discussed on pages 23 in the company’s annual report on Form 10-K for the year ended December 31, 2009. Additional discussion of risk is highlighted in Part II, Item 1A, Risk Factors, on page 15 of this Form 10-Q for the quarterly period ended June 30, 2010.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Information about risk factors does not differ materially from the discussion found in Item 1A of the company’s Annual Report on Form 10-K for 2009. The company’s activities in deep water oil and gas exploration are currently limited to a 15% interest in one non-operated exploration well in the Orphan basin. However, there are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event such as a deepwater well blowout. Accordingly, the company’s primary focus is on prevention, including through our rigorous Operations Integrity Management System. Our future results will depend on the continued effectiveness of these efforts.

Future changes to laws and regulations may have the effect of increasing the cost of, and reducing available opportunities for, offshore exploration and production.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April 1, 2010 to June 30, 2010, the company issued 62,949 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)(2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2010 (April 1- April 30)	0	N/A	0	41,477,416
May 2010 (May 1 – May 31)	54,699	$40.56	54,699	41,333,989
June 2010 (June 1 – June 30)	8,250	$41.47	8,250	42,363,767

(1)

On June 23, 2009, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,326 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2009 to June 24, 2010. The program ended on June 24, 2010.

(2)

On June 23, 2010, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,333 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2010 to June 24, 2011. If not previously terminated, the program will end on June 24, 2011.

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

IMPERIAL OIL LIMITED (Registrant)

Date: August 4, 2010	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin Senior Vice-President, Finance and Administration and Treasurer (Principal Accounting Officer)

Date: August 4, 2010	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer Assistant Secretary