Form 10-Q
period 2010-09-30
IMPERIAL OIL LTD
filed 2010-11-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

[ ✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from — to —

Commission file number 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

237 Fourth Avenue S.W.
Calgary, Alberta, Canada	T2P 3M9
(Address of principal executive offices)	(Postal Code)

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

YES           NO ✓

The number of common shares outstanding, as of September 30, 2010, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues (a)(b)	5,828	5,547	18,053	15,461
Investment and other income (4)	23	14	103	73

TOTAL REVENUES AND OTHER INCOME	5,851	5,561	18,156	15,534

EXPENSES
Exploration	54	21	171	126
Purchases of crude oil and products (c)	3,462	3,126	10,759	8,577
Production and manufacturing (d)(5)	961	909	3,003	3,016
Selling and general (5)	271	221	786	822
Federal excise tax (a)	345	331	971	951
Depreciation and depletion	187	194	561	584
Financing costs	3	–	4	3

TOTAL EXPENSES	5,283	4,802	16,255	14,079

INCOME BEFORE INCOME TAXES	568	759	1,901	1,455
INCOME TAXES	150	212	490	410

NET INCOME (3)	418	547	1,411	1,045

NET INCOME PER COMMON SHARE - BASIC (dollars) (8)	0.49	0.64	1.66	1.23
NET INCOME PER COMMON SHARE - DILUTED (dollars) (8)	0.49	0.64	1.65	1.22
DIVIDENDS PER COMMON SHARE (dollars)	0.11	0.10	0.32	0.30

(a) Federal excise tax included in operating revenues	345	331	971	951
(b) Amounts from related parties included in operating revenues	560	432	1,607	1,198
(c) Amounts to related parties included in purchases of crude oil and products	774	813	1,786	2,161
(d) Amounts to related parties included in production and manufacturing expenses	68	52	190	163

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited) millions of Canadian dollars	As at Sept. 30 2010	As at Dec. 31 2009
ASSETS
Current assets
Cash	51	513
Accounts receivable, less estimated doubtful accounts	1,810	1,714
Inventories of crude oil and products	733	564
Materials, supplies and prepaid expenses	255	247
Deferred income tax assets	460	467

Total current assets	3,309	3,505

Long-term receivables, investments and other long-term assets	763	854

Property, plant and equipment,	29,030	26,421
less accumulated depreciation and depletion	13,970	13,569

Property, plant and equipment, net	15,060	12,852

Goodwill	204	204
Other intangible assets, net	62	58

TOTAL ASSETS	19,398	17,473

LIABILITIES
Current liabilities
Notes and loans payable	229	109
Accounts payable and accrued liabilities (a)(7)	3,571	2,811
Income taxes payable	677	848

Total current liabilities	4,477	3,768

Long-term debt (b)(6)	228	31
Other long-term obligations (7)	2,443	2,839
Deferred income tax liabilities	1,504	1,396

TOTAL LIABILITIES	8,652	8,034

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,509	1,508
Earnings reinvested	10,389	9,252
Accumulated other comprehensive income (9)	(1,152)	(1,321)

TOTAL SHAREHOLDERS’ EQUITY	10,746	9,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	19,398	17,473

(a)	Accounts payable and accrued liabilities included amounts to related parties of $335 million (2009 - $59 million).
(b)	Long-term debt included amounts to related parties of $200 million (2009 - nil).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2009 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited) inflow/(outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2010	2009	2010	2009

OPERATING ACTIVITIES
Net income	418	547	1,411	1,045
Adjustment for non-cash items:
Depreciation and depletion	187	194	561	584
(Gain)/loss on asset sales (4)	(12)	-	(58)	(32)
Deferred income taxes and other	(17)	(6)	55	(49)
Changes in operating assets and liabilities:
Accounts receivable	(33)	149	(95)	(220)
Inventories and prepaids	(58)	108	(178)	(82)
Income taxes payable	60	(230)	(172)	(815)
Accounts payable	375	(86)	752	283
All other items - net (a)	45	22	(73)	(50)

CASH FROM (USED IN) OPERATING ACTIVITIES	965	698	2,203	664

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(1,147)	(554)	(2,811)	(1,478)
Proceeds from asset sales	35	8	95	45
Loans to equity company	(1)	1	(1)	2

CASH FROM (USED IN) INVESTING ACTIVITIES	(1,113)	(545)	(2,717)	(1,431)

FINANCING ACTIVITIES
Short-term debt - net	28	-	117	(2)
Long-term debt issued	200	-	200	-
Issuance of common shares under stock option plan	-	-	1	-
Common shares purchased	-	-	(3)	(490)
Dividends paid	(93)	(85)	(263)	(257)

CASH FROM (USED IN) FINANCING ACTIVITIES	135	(85)	52	(749)

INCREASE (DECREASE) IN CASH	(13)	68	(462)	(1,516)
CASH AT BEGINNING OF PERIOD	64	390	513	1,974

CASH AT END OF PERIOD	51	458	51	458

(a) Includes contribution to registered pension plans.	(13)	(6)	(378)	(173)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2010, and December 31, 2009, and the results of operations and changes in cash flows for the nine months ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2010 presentation.

The results for the nine months ended September 30, 2010, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.    Accounting change for variable-interest entities

Effective January 1, 2010, the company adopted the authoritative guidance for variable-interest entities (VIEs). The guidance requires the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. The adoption did not have any impact on the company’s consolidated financial statements.

IMPERIAL OIL LIMITED

3.    Business Segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	908	921	4,655	4,380	265	246
Intersegment sales	879	955	416	365	79	69
Investment and other income	5	2	17	4	-	-

	1,792	1,878	5,088	4,749	344	315

EXPENSES
Exploration	54	21	-	-	-	-
Purchases of crude oil and products	545	568	4,047	3,729	244	218
Production and manufacturing	592	549	320	313	49	47
Selling and general	2	-	229	231	16	18
Federal excise tax	-	-	345	331	-	-
Depreciation and depletion	128	133	54	55	3	4
Financing costs	-	-	1	-	-	-

TOTAL EXPENSES	1,321	1,271	4,996	4,659	312	287

INCOME BEFORE INCOME TAXES	471	607	92	90	32	28
INCOME TAXES	123	168	23	28	9	9

NET INCOME	348	439	69	62	23	19

Export sales to the United States	377	405	295	379	161	141
Cash flow from (used in) operating activities	748	436	198	219	31	34
CAPEX (a)	1,151	504	45	64	1	6

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	5,828	5,547
Intersegment sales	-	-	(1,374)	(1,389)	-	-
Investment and other income	1	8	-	-	23	14

	1	8	(1,374)	(1,389)	5,851	5,561

EXPENSES
Exploration	-	-	-	-	54	21
Purchases of crude oil and products	-	-	(1,374)	(1,389)	3,462	3,126
Production and manufacturing	-	-	-	-	961	909
Selling and general	24	(28)	-	-	271	221
Federal excise tax	-	-	-	-	345	331
Depreciation and depletion	2	2	-	-	187	194
Financing costs	2	-	-	-	3	-

TOTAL EXPENSES	28	(26)	(1,374)	(1,389)	5,283	4,802

INCOME BEFORE INCOME TAXES	(27)	34	-	-	568	759
INCOME TAXES	(5)	7	-	-	150	212

NET INCOME	(22)	27	-	-	418	547

Export sales to the United States	-	-	-	-	833	925
Cash flow from (used in) operating activities	(12)	9	-	-	965	698
CAPEX (a)	2	1	-	-	1,199	575

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	3,159	2,560	14,081	12,217	813	684
Intersegment sales	2,790	2,309	1,449	1,110	212	216
Investment and other income	36	25	62	35	3	-

	5,985	4,894	15,592	13,362	1,028	900

EXPENSES
Exploration	171	126	-	-	-	-
Purchases of crude oil and products	1,985	1,400	12,471	10,162	754	650
Production and manufacturing	1,767	1,825	1,079	1,049	157	142
Selling and general	5	2	678	698	49	56
Federal excise tax	-	-	971	951	-	-
Depreciation and depletion	384	398	162	170	9	10
Financing costs	-	1	1	1	-	-

TOTAL EXPENSES	4,312	3,752	15,362	13,031	969	858

INCOME BEFORE INCOME TAXES	1,673	1,142	230	331	59	42
INCOME TAXES	435	309	54	105	15	12

NET INCOME	1,238	833	176	226	44	30

Export sales to the United States	1,295	1,232	919	938	487	361
Cash flow from (used in) operating activities	2,057	244	161	413	44	31
CAPEX (a)	2,838	1,422	129	167	9	12
Total assets as at September 30	12,754	9,887	6,401	6,359	425	416

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2010	2009	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	18,053	15,461
Intersegment sales	-	-	(4,451)	(3,635)	-	-
Investment and other income	2	13	-	-	103	73

	2	13	(4,451)	(3,635)	18,156	15,534

EXPENSES
Exploration	-	-	-	-	171	126
Purchases of crude oil and products	-	-	(4,451)	(3,635)	10,759	8,577
Production and manufacturing	-	-	-	-	3,003	3,016
Selling and general	54	66	-	-	786	822
Federal excise tax	-	-	-	-	971	951
Depreciation and depletion	6	6	-	-	561	584
Financing costs	3	1	-	-	4	3

TOTAL EXPENSES	63	73	(4,451)	(3,635)	16,255	14,079

INCOME BEFORE INCOME TAXES	(61)	(60)	-	-	1,901	1,455
INCOME TAXES	(14)	(16)	-	-	490	410

NET INCOME	(47)	(44)	-	-	1,411	1,045

Export sales to the United States	-	-	-	-	2,701	2,531
Cash flow from (used in) operating activities	(59)	(24)	-	-	2,203	664
CAPEX (a)	4	3	-	-	2,980	1,604
Total assets as at September 30	96	481	(278)	(321)	19,398	16,822

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

4.    Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2010	2009	2010	2009
Proceeds from asset sales	35	8	95	45
Book value of assets sold	23	8	37	13

Gain/(loss) on asset sales, before tax	12	–	58	32

Gain/(loss) on asset sales, after tax	10	–	50	26

5. Employee retirement benefits The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:
	Third Quarter		Nine Months to September 30
millions of dollars	2010	2009	2010	2009
Pension benefits:
Current service cost	25	20	76	60
Interest cost	77	75	230	227
Expected return on plan assets	(69)	(67)	(206)	(201)
Amortization of prior service cost	5	4	13	13
Recognized actuarial loss	34	28	103	84

Net benefit cost	72	60	216	183

Other post-retirement benefits:
Current service cost	1	1	4	3
Interest cost	6	7	18	20
Amortization of prior service cost	-	-	(1)	-
Recognized actuarial loss/(gain)	-	-	-	(1)

Net benefit cost	7	8	21	22

6. Long-term debt
		As at Sept. 30		As at Dec. 31
millions of dollars		2010		2009
Long-term debt (a)		200		-
Capital leases		28		31

Total long-term debt		228		31

(a)	In the third quarter of 2010, the company borrowed $200 million under an existing agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2019, cancelable if ExxonMobil provides at least 370 days advance written notice.

In the third quarter, to support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $200 million that matures in July 2012.

IMPERIAL OIL LIMITED

7.    Other long-term obligations

	As at Sept. 30	As at Dec. 31
millions of dollars	2010	2009
Employee retirement benefits (a)	1,253	1,682
Asset retirement obligations and other environmental liabilities (b)	796	806
Share-based incentive compensation liabilities	184	144
Other obligations	210	207

Total other long-term obligations	2,443	2,839

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2009 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $112 million in current liabilities (December 31, 2009 - $114 million).

8.    Net income per share

	Third Quarter		Nine Months to September 30
	2010	2009	2010	2009
Net income per common share - basic

Net income (millions of dollars)	418	547	1,411	1,045

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	850.5

Net income per common share (dollars)	0.49	0.64	1.66	1.23

Net income per common share - diluted

Net income (millions of dollars)	418	547	1,411	1,045

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	850.5
Effect of employee share-based awards (millions of shares)	7.1	7.3	6.9	7.0

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.7	854.9	854.5	857.5

Net income per common share (dollars)	0.49	0.64	1.65	1.22

9.    Comprehensive income

	Third Quarter		Nine Months to September 30
millions of dollars	2010	2009	2010	2009
Net income	418	547	1,411	1,045
Post-retirement benefit liability adjustment (excluding amortization)	-	-	84	(25)
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	28	23	85	70

Other comprehensive income (net of income taxes)	28	23	169	45

Total comprehensive income	446	570	1,580	1,090

IMPERIAL OIL LIMITED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the third quarter of 2010 was $418 million or $0.49 a share on a diluted basis, compared with $547 million or $0.64 a share for the same period last year. Net income for the first nine months of 2010 was $1,411 million or $1.65 a share on a diluted basis, versus $1,045 million or $1.22 a share for the nine months of 2009.

Although third quarter earnings were lower, underlying business operations remained strong across all segments of the company. The lower third quarter earnings were primarily attributable to planned maintenance activities at Syncrude, impacting earnings by about $90 million, and the unfavourable foreign exchange effects of a stronger Canadian dollar of about $70 million. These factors were partially offset by the combined impacts of upstream commodity prices and downstream margins totaling about $75 million. The company estimates that third-party pipeline reliability issues negatively impacted third quarter earnings by about $60 million; this effect, which will carry-over in fourth quarter results, has been reflected in the overall commodity price and margins factor above.

For the nine months, earnings increased primarily due to the impacts of higher upstream commodity prices of about $800 million, higher Syncrude volumes of about $90 million and improved refinery operations and lower refinery maintenance activities totaling about $75 million. These factors were partially offset by the unfavourable effects of a stronger Canadian dollar of about $330 million, higher royalty costs due to higher commodity prices of about $240 million, and lower overall downstream margins of about $110 million. Earnings in the nine months of 2010 also included higher gain of about $25 million from sale of non-operating assets.

Upstream

Net income in the third quarter was $348 million versus $439 million in the same period of 2009. Earnings decreased primarily due to higher costs and lower volumes at Syncrude, mainly a result of planned maintenance activities, totaling about $90 million. Earnings were also negatively impacted by the unfavourable foreign exchange effects of a stronger Canadian dollar of about $65 million and lower Cold Lake bitumen production and lower conventional volumes totaling about $25 million. These factors were partially offset by higher crude oil and natural gas commodity prices in the third quarter of 2010 which contributed to higher earnings of about $95 million. Third-party pipeline reliability issues in the third quarter negatively impacted the transportation of western crude oil. The company estimates the negative impact on earnings of about $45 million from lower realizations, the effect of which has been reflected in the commodity price factor above.

Net income for the nine months was $1,238 million versus $833 million during the same period last year. Higher crude oil and natural gas commodity prices in 2010 increased revenues, contributing to higher earnings of about $800 million. Earnings were also positively impacted by higher Syncrude volumes, reflecting improved reliability, of about $90 million. These factors were partially offset by the impact of a stronger Canadian dollar of about $265 million and higher royalty costs due to higher commodity prices of about $240 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, was $76.85 a barrel in the third quarter and $77.15 a barrel in the nine months of 2010, up about 13 percent and 35 percent from the corresponding periods last year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil from Syncrude production also increased. The company’s average bitumen realizations were also higher in the third quarter and in the first nine months of 2010, but by less than the relative increase in light crude oil prices, reflecting a widened price spread between the lighter crude oils and Cold Lake bitumen, attributable to third-party pipeline outages.

Gross production of Cold Lake bitumen averaged 139 thousand barrels a day during the third quarter, versus 145 thousand barrels in the same quarter last year. For the nine months, gross production was 143 thousand barrels a day this year, compared with 144 thousand barrels in the same period of 2009. Lower volumes in both periods in 2010 were due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the third quarter was 66 thousand barrels a day, versus 78 thousand barrels in the third quarter of 2009. Lower volumes in the third quarter of 2010 were the result of planned maintenance activities, which began in September 2010 and will complete in late October 2010. During the nine months of the year, the company’s share of gross production from Syncrude averaged 71 thousand barrels a day, up from 66 thousand barrels in 2009. Increased production in the nine months of 2010 was due to improved operational reliability.

Gross production of conventional crude oil averaged 22 thousand barrels a day in the third quarter, down from 25 thousand barrels in the third quarter of 2009. In the first nine months of the year, gross production was 23 thousand barrels a day, compared with 25 thousand barrels in 2009. Planned maintenance activities at the Norman Wells field and natural reservoir decline were the main contributors to the lower production in both periods.

Gross production of natural gas during the third quarter of 2010 was 284 million cubic feet a day, down slightly from 291 million cubic feet in the same period last year. In the nine months of the year, gross production was 282 million cubic feet a day, down from 294 million cubic feet in the nine months of 2009. The lower production volume was primarily a result of maintenance activities and natural reservoir decline.

The company is currently reconfiguring its Kearl project development plan to include a combination of debottlenecking and expansion to minimize facility requirements and to reduce the plant footprint. The approach will leverage our execution learnings, take advantage of the investments in infrastructure that would not need to be duplicated in the future and will utilize our successful “design one, build many” approach to replicate facilities. The overall production profile and total resource developed at Kearl remain relatively unchanged for the reconfigured project. It is expected that the capital investments’ spending profile of the first phase of the project will be higher based on the adjustments mentioned above.

Downstream

Net income was $69 million in the third quarter of 2010, compared with $62 million in the same period a year ago. Improved refinery operations as well as improved sales volumes when compared to the low levels in the third quarter of 2009 contributed about $25 million to the earnings increase. These factors were partially offset by lower overall margins of about $20 million, which included the negative impact of the third-party pipeline outages.

Nine-month net income was $176 million, compared with $226 million in 2009. Lower earnings were primarily due to lower overall margins of about $110 million and the unfavourable effects of a stronger Canadian dollar of about $60 million. These factors were partially offset by the favourable impacts of about $75 million associated with improved refinery operations and lower refinery maintenance activities and $35 million gain from sale of non-operating assets.

Chemical

Net income was $23 million in the third quarter, $4 million higher than the same quarter last year. Improved industry margins for polyethylene and intermediate products were partially offset by lower sales volumes for polyethylene products. Nine-month net income was $44 million, up $14 million from the same period in 2009. Improved industry margins were partially offset by lower sales volumes for polyethylene products and higher costs due to planned maintenance activities.

Corporate and other

Net income effects were negative $22 million in the third quarter, compared with $27 million in the same period of 2009. The change in earnings effects was primarily due to changes in share-based compensation charges in the third quarter of 2010. For the nine months of 2010, net income was negative $47 million, in line with the negative $44 million reported last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $965 million during the third quarter of 2010, compared with $698 million in the same period last year. Higher cash flow was primarily driven by working capital effects partially offset by lower earnings. Year-to-date cash flow generated from operating activities was $2,203 million, compared with $664 million in the same period last year. Higher cash flow was primarily due to higher earnings and working capital effects, partially offset by higher 2010 funding contributions to the company’s registered pension plan.

Investing activities used net cash of $1,113 million in the third quarter, an increase of $568 million from the corresponding period in 2009. Additions to property, plant and equipment were $1,147 million in the third quarter, compared with $554 million during the same quarter 2009. For the Upstream segment, expenditures during the quarter were primarily directed towards the advancement of the Kearl oil sands project. Other investments included development drilling at Cold Lake, exploration drilling at Horn River as well as environmental and other projects at Syncrude. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and air emissions.

Cash from financing activities was $135 million in the third quarter, compared with cash used in financing activities of $85 million in the third quarter of 2009. In the third quarter, the company increased its debt level by $228 million by drawing on existing facilities.

During the third quarter of 2010, the company did not make any share repurchases except those to offset the dilutive effects from the exercise of stock options. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

Cash dividends of $93 million were paid in the third quarter of 2010 compared with dividends of $85 million in the same period of 2009. Per-share dividends declared in the first nine months of 2010 totaled $0.32, up from $0.30 in the same period of 2009.

The above factors led to a decrease in the company’s balance of cash to $51 million at September 30, 2010, from $513 million at the end of 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2010 does not differ materially from that discussed on page 23 in the company’s annual report on Form 10-K for the year ended December 31, 2009. Additional discussion of risk is highlighted in Part II, Item 1A, Risk Factors, on page 15 of the Form 10-Q for the quarterly period ended September 30, 2010.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     Risk Factors

Information about risk factors does not differ materially from the discussion found in Item 1A of the company’s Annual Report on Form 10-K for 2009. The company’s activities in deep water oil and gas exploration are limited. However, there are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event such as a deepwater well blowout. Accordingly, the company’s primary focus is on prevention, including through our rigorous Operations Integrity Management System. Our future results will depend on the continued effectiveness of these efforts.

Future changes to laws and regulations may have the effect of increasing the cost of, and reducing available opportunities for, offshore exploration and production.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2010 to September 30, 2010, the company issued 11,727 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2010 (July 1- July 31)	-	-	-	42,274,061
August 2010 (August 1 - August 31)	-	-	-	42,187,921
September 2010 (Sept 1 - Sept 30)	11,727	$38.3551	11,727	42,089,441

(1)	On June 23, 2010, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,333 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2010 to June 24, 2011. If not previously terminated, the program will end on June 24, 2011.

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

IMPERIAL OIL LIMITED (Registrant)

Date: November 3, 2010	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and
Administration and Treasurer
(Principal Accounting Officer)

Date: November 3, 2010	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary