Form 10-K
period 2010-12-31
IMPERIAL OIL LTD
filed 2011-02-25
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2010	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	98-0017682 (I.R.S. Employer Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA	T2P 3M9
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:

1-800-567-3776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

Yes ......No ✓

As of the last business day of the 2010 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $9,992,470,056 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 11, 2011, was 847,607,765.

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

dollars	2010	2009	2008	2007	2006

Rate at end of period	0.9991	0.9559	0.8170	1.0120	0.8582
Average rate during period	0.9659	0.8793	0.9335	0.9376	0.8844
High	1.0040	0.9719	1.0291	1.0908	0.9100
Low	0.9280	0.7695	0.7710	0.8437	0.8528

On February 11, 2011, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $1.0101 U.S. = $1.00 Canadian.

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

Financial information by operating segments (under U.S. GAAP)

millions of dollars	2010	2009	2008	2007	2006

Operating revenues:
Upstream	4,283	3,552	5,819	4,539	4,619
Downstream	19,565	16,793	24,049	19,230	18,527
Chemical	1,098	947	1,372	1,300	1,359

	24,946	21,292	31,240	25,069	24,505

Intersegment sales:
Upstream	3,802	3,328	5,403	4,146	3,837
Downstream	1,973	1,535	2,892	2,305	2,256
Chemical	285	289	460	335	345

Net income (a):
Upstream	1,764	1,324	2,923	2,369	2,376
Downstream	442	278	796	921	624
Chemical	69	46	100	97	143
Corporate and other (b)	(65)	(69)	59	(199)	(99)

	2,210	1,579	3,878	3,188	3,044

Identifiable assets at December 31 (c):
Upstream	13,852	10,663	8,758	8,171	7,513
Downstream	6,315	6,183	6,038	6,727	6,450
Chemical	425	428	431	476	504
Corporate and other / eliminations	(12)	199	1,808	913	1,674

	20,580	17,473	17,035	16,287	16,141

Capital and exploration expenditures:
Upstream	3,844	2,167	1,110	744	787
Downstream	184	251	232	187	361
Chemical	10	15	13	11	13
Corporate and other	7	5	8	36	48

	4,045	2,438	1,363	978	1,209

Footnotes to the Financial information by operating segments on the preceding page:

(a)	These amounts are presented as if each segment were a separate business entity and, accordingly, include the financial effect of transactions between the segments. Intersegment sales are made essentially at prevailing market prices.
(b)	Primarily includes interest charges on the debt obligations of the company, interest income and share based incentive compensation expenses.
(c)	The identifiable assets in each operating segment represent the net book value of the tangible and intangible assets attributed to such segment.

The company’s operations are conducted in three main segments: Upstream, Downstream and Chemical. Upstream operations include the exploration for, and production of, conventional crude oil, natural gas, synthetic oil and bitumen. Downstream operations consist of the transportation and refining of crude oil, blending of refined products, and the distribution and marketing of those products. Chemical operations consist of the manufacturing and marketing of various petrochemicals.

Upstream

Summary of oil and gas reserves at year-end

The table below summarizes the net oil-equivalent proved reserves for the company, as at December 31, 2010, as detailed in the “Oil and gas reserves” part of the Financial section, starting on page 79 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favorable or adverse event has occurred since December 31, 2010 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis

	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	56	507	681	519	1,340
Undeveloped	1	69	-	1,196	1,209

Total net proved	57	576	681	1,715	2,549

(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs).

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

Technologies used in establishing proved reserves estimates

Additions to Imperial’s proved reserves in 2010 were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

The Operations Technical Subsurface Engineering Manager, who is an employee of the company, has evaluated the company’s reserves data and filed a report to the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of about 64 persons with an average of approximately 16 years of relevant experience in evaluating reserves, of whom about 32 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of about 18 persons with an average of approximately 16 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As of December 31, 2010, approximately 47 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 1,209 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with either the Kearl project or Cold Lake field. This compared to approximately 48 percent or 1,204 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2009.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a significant lead-time in order to be developed. The company made investments of about $3.0 billion during the year to progress the development of reported proved undeveloped reserves. The Kearl project is currently under development. Proved undeveloped reserves at Cold Lake are associated with the ongoing drilling program. In 2010, Imperial moved 52 million barrels from proved undeveloped to proved developed reserves at Cold Lake.

Oil and gas production, production prices and production costs

The company’s average daily oil production by final products sold during the three years ended December 31, 2010, was as follows. All reported production volumes were from Canada.

thousands of barrels a day		2010	2009	2008

Liquids:	- gross (a)	30	33	37
	- net (b)	22	26	27
Bitumen (c):	- gross (a)	144	141	147
	- net (b)	115	120	124
Synthetic oil (d):	- gross (a)	73	70	72
	- net (b)	67	65	62

Total:	- gross (a)	247	244	256
	- net (b)	204	211	213

(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.
(c)	All of the company’s bitumen production volumes were from the Cold Lake production operation.
(d)	All of the company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

In 2010, planned maintenance activities at the Norman Wells field and natural reservoir decline were the main contributors to the lower liquids production. Higher gross bitumen volumes in 2010 were due to improved facility reliability as well as the cyclic nature of production at Cold Lake. Net bitumen production at Cold Lake was lower due to higher royalties. Synthetic oil production at Syncrude was higher primarily due to improved operational reliability.

In 2009, the most significant reason for lower liquids production volume was natural decline in Western Canada reservoirs. Bitumen production at Cold Lake declined due to the cyclic nature of production and well repairs in the northern part of the field. Drilling and steaming activities have since resumed in this area. Gross synthetic oil production at Syncrude was also lower as planned maintenance activities in the first half of 2009, which included design modifications to improve long-term operational performance, contributed to the reduced production for the full year in 2009. Net synthetic oil production at Syncrude was higher due to lower royalties.

The company’s average daily production and sales of natural gas during the three years ended December 31, 2010 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

Average daily production and sales of natural gas

millions of cubic feet a day	2010	2009	2008

Gross production (a) (b)	280	295	310
Net production (c)	254	274	249
Sales (d)	264	272	288

(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	Sales are sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.

In 2010, lower gross gas production volume was primarily a result of natural reservoir decline and maintenance activities.

In 2009, the lower gross gas production volume was primarily a result of natural reservoir decline. Net production volumes were higher due to lower royalties.

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Total average daily oil-equivalent basis production

thousands of barrels a day	2010	2009	2008

Total production oil-equivalent basis:
- gross (a)	294	293	308
- net (b)	246	257	255

(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2010, were as follows:

Average unit sales price

dollars a barrel	2010	2009	2008

Liquids	65.84	53.91	84.67
Synthetic oil	80.63	69.69	106.61
Bitumen	58.36	51.81	69.04

dollars per thousand cubic feet
Natural gas	4.04	4.11	8.69

Average unit production costs
dollars a barrel	2010	2009	2008

Synthetic oil	45.17	43.95	45.10
Bitumen	18.43	17.17	21.09
Total oil-equivalent basis (a)	24.76	23.66	25.25

(a)	Includes liquids, bitumen, synthetic oil and natural gas.

Canadian crude oil prices are mainly determined by international crude oil markets and the impact of foreign exchange rates.

Canadian natural gas prices are determined by North American gas markets and the impact of foreign exchange rates.

In 2010, unit production costs increased on a net basis primarily due to lower net volumes as a result of higher royalty costs.

In 2009, unit production costs decreased on a net basis. Higher net volumes due to lower price sensitive royalties more than offset increased spending.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of petroleum and natural gas in Canada only.

The following table sets forth the conventional and bitumen net exploratory and development wells that were drilled or participated in by the company during the three years ending December 31, 2010.

wells	2010	2009	2008

Net productive exploratory:
Oil and gas	6	2	–
Bitumen	–	–	–
Net dry exploratory:
Oil and gas	–	–	–
Bitumen	–	–	–
Net productive development:
Oil and gas	73	218	147
Bitumen	110	60	70
Net dry development:
Oil and gas	–	–	–
Bitumen	–	–	–

Total	189	280	217

In 2010, 110 bitumen development wells were drilled to add new productive capacity from undeveloped areas of existing phases at Cold Lake. In addition, 71 gas development wells were drilled in 2010 adding productivity primarily in the shallow gas area. Additionally, one oil development well was drilled in Norman Wells and one oil development well was drilled in the Pembina area.

Also in 2010, six net exploratory gas wells were drilled in the Horn River shale gas play, as part of the company’s ongoing evaluation of its holdings in the area.

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

Wells drilling

At December 31, 2010, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2010
wells	Gross	Net

Oil and gas	86	24
Bitumen	5	5

Total	91	29

Exploratory and development activities regarding oil and gas resources

Cold Lake

To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2010, the company executed a development drilling program of 110 wells on existing phases.

In 2011, a development drilling program is planned within the approved development area to add productive capacity from undeveloped areas of existing Cold Lake phases. In addition, planning, design and early site work are progressing on the Nabiye project, the next phase of expansion at Cold Lake, which has the potential to add about 30,000 barrels a day of production before royalties.

The company also conducts experimental pilot operations to improve recovery of bitumen from wells by means of new drilling and production techniques.

Western provinces

In 2010, a 12-well (gross) winter exploration drilling program at the company’s Horn River shale gas acreage was completed. Work is underway on a pad pilot development to evaluate longer-term well productivity and cost.

Mackenzie Delta

In 1999, the company and three other companies entered into an agreement to study the feasibility of developing Mackenzie Delta gas, anchored by three large onshore natural gas fields. The company retains a 100 percent interest in the largest of these fields.

The commercial viability of these natural gas resources, and the pipeline required to transport this natural gas to markets, is dependent on a number of factors. These factors include natural gas markets, support from northern parties, regulatory approvals, environmental considerations, pipeline participation, fiscal framework and the cost of constructing, operating and abandoning the field production and pipeline facilities.

In October 2004, the company and its co-venturers filed regulatory applications and environmental impact statements for the project with the National Energy Board (NEB) and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. All the scheduled public hearings by the Joint Review Panel (JRP) and the NEB were concluded in late 2007. The JRP report was released in late 2009. In late 2010, the NEB announced its approval of plans to build and operate the project, subject to federal cabinet approval and 264 conditions in areas such as engineering, safety and environmental protection.

Beaufort Sea

In 2007, the company acquired a 50 percent interest in an exploration licence in the Beaufort Sea. As part of the evaluation, a 3-D seismic survey was conducted in 2008. In 2009, the company began a data collection program to support environmental studies and safe exploration drilling operations.

In 2010, the company executed an agreement to cross-convey interests with another company to acquire a 25 percent interest in an additional Beaufort Sea exploration licence. As a result of that agreement, the company’s interest in its original licence was reduced to 25 percent.

Atlantic offshore

The company holds a 15 percent interest in deepwater exploration blocks in the Orphan Basin, located off the east coast of Newfoundland. In 2004 and 2005, the company participated in 3-D seismic surveys in this area. Exploration wells were drilled in 2007 and 2010. In 2009, the company participated in a remote reservoir resistivity survey of the area.

Other oil sands activity

The company also has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.

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

Kearl is expected to be developed in phases. Production from the initial phase is expected to be at an initial rate of approximately 110,000 barrels of bitumen a day, before royalties, of which the company’s share would be about 78,000 barrels a day. Bitumen from the Kearl project will be extracted from oil sands produced from open-pit mining operations and processed through a bitumen extraction and froth treatment plant. The product, a blend of bitumen and diluent, is planned to be shipped via pipelines for distribution to North American markets. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation to market by pipeline.

The Kearl project received approvals from the Province of Alberta in 2007 and the Government of Canada in 2008. The Province of Alberta issued an operating and construction licence in 2008, which permits the project to mine oil sands and produce bitumen from approved development areas on oil sands leases.

At the end of 2010, the initial development of the Kearl project was more than 50 percent complete with expected start up in late 2012.

Kearl will be subject to the revised Alberta generic oil sands royalty regime, which took effect in 2009. Royalty rates are based upon a sliding scale determined by the price of crude oil.

Other oil sands activity

The company is continuing to evaluate other undeveloped, mineable oil sands acreage in the Athabasca region.

Present activities

Review of principal ongoing activities

Cold Lake

During 2010, average net production at Cold Lake was about 115,000 barrels a day and gross production was about 144,000 barrels a day.

Most of the production from Cold Lake is sold to refineries in the northern U.S. The majority of the remainder of Cold Lake production is shipped to certain of the company’s refineries and to third-party Canadian refineries.

The Province of Alberta, in its capacity as lessor of Cold Lake oil sands leases, is entitled to a royalty on production at Cold Lake. Cold Lake is subject to the revised Alberta generic oil sands royalty regime, which took effect in 2009. Royalty rates are based upon a sliding scale determined by the price of crude oil.

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

In 2010, Syncrude’s net production of synthetic crude oil was about 268,000 barrels a day and gross production was about 293,000 barrels a day. The company’s share of net production in 2010 was about 67,000 barrels a day.

There are no approved plans for major future expansion projects.

In November 2008, Imperial, along with the other Syncrude joint-venture owners, signed an agreement with the Government of Alberta to amend the existing Syncrude Crown Agreement. Under the amended agreement, starting in 2010 and through 2015 Syncrude will pay the existing Crown royalty rates plus an incremental royalty, the amount of which will be subject to minimum production thresholds, before transitioning to the new generic royalty framework in 2016. Also, beginning January 1, 2009, Syncrude’s royalty is based on bitumen value with upgrading costs and revenues excluded from the calculation.

On May 1, 2007, the company implemented a management services agreement under which Syncrude will be provided with operational, technical and business management services from Imperial and Exxon Mobil Corporation. The agreement has an initial term of 10 years, automatically renews for successive five-year periods and may be terminated with at least two years prior written notice.

Conventional oil and gas

The company’s largest conventional oil producing asset is the Norman Wells oil field in the Northwest Territories, which currently accounts for approximately 66 percent of the company’s net production of conventional crude oil (approximately 68 percent of gross production). In 2010, net production of crude oil from Norman Wells was about 12,000 barrels a day and gross production was about 16,000 barrels a day. The Government of Canada has a one-third carried interest and receives a production royalty of five percent in the Norman Wells oil field. The Government of Canada’s carried interest entitles it to receive payment of a one-third share of an amount based on revenues from the sale of Norman Wells production, net of operating and capital costs. Under a shipping agreement, the company pays for the construction, operating and other costs of the 540-mile pipeline, which transports the crude oil and natural gas liquids from the project. In 2010, those costs were about $33 million.

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

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2010 and 2009, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2010				Year-ended December 31, 2009
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Oil and gas (c)	883	588	5,372	2,833	937	627	5,479	2,894
Bitumen (c)	4,358	4,358	–	–	4,028	4,028	–	–
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2010, the company had an interest in four gross wells with multiple completions (2009 - four gross wells).

Land holdings

At December 31, 2010 and 2009, the company held the following oil and gas rights, bitumen and synthetic oil leases, all of which are located in Canada, specifically in the Western provinces, in the Canada lands and in the Atlantic offshore:

		Acres
		Developed		Undeveloped		Total
thousands of acres		2010	2009	2010	2009	2010	2009
Western provinces:
Liquids and gas	- gross (a)	2520	2,590	592	568	3112	3,158
	- net (b)	983	986	323	318	1306	1,304
Bitumen	- gross (a)	103	103	645	645	748	748
	- net (b)	103	103	373	373	476	476
Synthetic oil	- gross (a)	114	114	139	139	253	253
	- net (b)	28	28	35	35	63	63
Canada lands (c):
Liquids and gas	- gross (a)	4	37	1871	1,343	1875	1,380
	- net (b)	2	5	500	499	502	504
Atlantic offshore:
Liquids and gas	- gross (a)	65	65	4469	4,469	4534	4,534
	- net (b)	6	6	673	673	679	679
Total (d):	- gross (a)	2806	2,909	7716	7,164	10522	10,073
	- net (b)	1122	1,128	1904	1,898	3026	3,026
(a)	Gross acres include the interests of others.
(b)	Net acres exclude the interests of others.
(c)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(d)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 194,000 acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company has about 77,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company also has interests in other bitumen oil sands leases in the Athabasca and Peace River areas totaling about 170,000 net acres.

The company’s share of Syncrude joint-venture leases covering about 63,000 net acres accounts for the entire synthetic oil acreage.

The company holds interest in an additional 1,306,000 net acres of developed and undeveloped land in Western Canada related to conventional oil and natural gas. Included in this number is a total acreage position of about 173,000 net acres at Horn River, British Columbia. In 2010, the company added about 18,000 net acres at Horn River.

Canada lands

In the Arctic Islands, the company has an interest in 16 Significant Discovery Licences granted by the Government of Canada. These licences are managed by another company on behalf of all participants and total about 50,000 net acres. In 2010, one production licence was terminated (about 3,000 gross acres). The company has not participated in wells drilled in this area since 1984.

In 2010, about 33,000 developed gross acres and about 3,000 developed net acres were relinquished.

Also within the Canada lands, the company holdings in the Mackenzie Delta include majority interests in 21, and minority interests in six, Significant Discovery Licences granted by the Government of Canada, as the result of previous oil and gas discoveries, all of which are managed by the company, and majority interests in two, and minority interests in 17, other Significant Discovery Licences managed by others. Total acreage held in the Mackenzie Delta is 184,000 net acres.

In 2007, the company acquired a 50 percent interest in an offshore exploration licence in the Beaufort Sea of about 507,000 gross acres. In 2010, the company reduced its interest to 25 percent and acquired a 25 percent interest in another Beaufort Sea exploration licence as part of a cross-conveyance agreement, of about 500,000 gross acres. The company holds interest in the Beaufort Sea of about 252,000 net acres.

Atlantic offshore

The company manages five Significant Discovery Licences granted by the Government of Canada in the Atlantic offshore. The company also has minority interests, managed by others, in 27 Significant Discovery Licences, and six production licences.

In early 2004, the company acquired a 25 percent interest in eight deep-water exploration licences offshore Newfoundland in the Orphan Basin for about 5,251,000 gross acres. In February 2005, the company reduced its interest to 15 percent through an agreement with another company. In early 2009, one exploration licence in its entirety and most of a second exploration licence, for about 1,069,000 gross acres, expired. The remaining exploration licences were consolidated into two exploration licences, for a total of about 627,000 net acres.

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

Refining

The company owns and operates four refineries. The Strathcona refinery operates lubricating oil production facilities. The Strathcona refinery processes Canadian crude oil, and the Dartmouth, Sarnia and Nanticoke refineries process a combination of Canadian and foreign crude oil. In addition to crude oil, the company purchases finished products to supplement its refinery production.

In 2010, capital expenditures of about $100 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance. The approximate average daily volumes of refinery throughput during the five years ended December 31, 2010, and the daily rated capacities of the refineries at December 31, 2010 and 2005, were as follows:

	Refinery throughput (a)					Rated capacities at (b)
	Year-ended December 31					December 31
thousands of barrels a day	2010	2009	2008	2007	2006	2010	2005
Strathcona, Alberta	168	145	155	170	160	187	187
Sarnia, Ontario	102	100	108	103	111	121	121
Nanticoke, Ontario	104	94	107	100	94	112	112
Dartmouth, Nova Scotia	70	74	76	69	77	82	82
Total	444	413	446	442	442	502	502
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

Refinery throughput was 88 percent of capacity in 2010, six percent higher than the previous year. Improved reliability and lower maintenance impacts plus improved market conditions allowed a higher crude throughput to be achieved.

Distribution

The company maintains a nation-wide distribution system, including 23 primary terminals, to handle bulk and packaged petroleum products moving from refineries to market by pipeline, tanker, rail and road transport. The company owns and operates natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing

The company markets more than 630 petroleum products throughout Canada under well known brand names, most notably Esso and Mobil, to all types of customers.

The company sells to the motoring public through Esso retail service stations. On average during the year, there were about 1,850 retail service stations, of which about 510 were company owned or leased, but none of which were company operated. The company continues to improve its Esso retail service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

The Canadian farm, residential heating and small commercial markets are served through about 80 sales facilities. The company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the five years ended December 31, 2010, are set out in the following table:

thousands of barrels a day	2010	2009	2008	2007	2006

Gasolines	218	200	204	208	206
Heating, diesel and jet fuels	153	143	157	164	166
Heavy fuel oils	28	27	30	33	32
Lube oils and other products	43	39	47	43	49

Net petroleum product sales	442	409	438	448	453

The total domestic sales of petroleum products, as a percentage of total sales of petroleum products during the five years ended December 31, 2010, were as follows:
percentage	2010	2009	2008	2007	2006

Domestic petroleum product sales as a percentage of total petroleum product sales volumes	92.8	90.3	93.0	94.8	95.1

The company continues to evaluate and adjust its Esso retail service station and distribution system to increase productivity and efficiency. During 2010, the company closed or debranded about 60 Esso retail service stations, about 15 of which were company owned, and added about 60 sites. The company’s average annual throughput in 2010 per Esso retail service station was about 25 thousand barrels (4.0 million litres), an increase of about one thousand barrels (0.1 million litres). Average throughput per company owned or leased Esso retail service station was about 45 thousand barrels (7.2 million litres) in 2010, an increase of about one thousand barrels (0.2 million litres) from 2009.

Total downstream capital expenditures were $184 million in 2010 and are expected to be about $175 million in 2011.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.

The company’s total sales volumes of petrochemicals during the five years ended December 31, 2010, were as follows:

thousands of tonnes	2010	2009	2008	2007	2006

Total sales of petrochemicals	989	1,026	1,021	1,121	1,085

Lower volumes in 2010 were primarily due to planned maintenance work at the Sarnia facility, which included an expansion of Sarnia’s flexibility to crack alternative feedstocks.

Capital expenditures in 2010 were $10 million, with planned expenditures in 2011 of about $10 million.

Research

In 2010, the company’s total research expenditures, before deduction of investment tax credits, were about $109 million, as compared with $116 million in 2009, and $144 million in 2008. Total research expenditures included capital expenditures of $3 million, $19 million and $62 million in 2010, 2009 and 2008, respectively. These expenditures were used mainly for developing improved crude bitumen recovery methods and refinery processes, and supporting the lubricants business, as well as accessing ExxonMobil’s data worldwide.

A research facility to support the company’s Upstream operations is located in Calgary, Alberta. Research in these laboratories is aimed at developing new technology for the production and processing of crude bitumen. About 40 people were involved in this type of research in 2010. The company also participated in bitumen recovery and processing research for oil sands development through its interest in Syncrude, which maintains research facilities in Edmonton, Alberta and through research arrangements with others.

In company laboratories in Sarnia, Ontario, research and advanced technical support is mainly conducted on the development and support of lubricants and fuels products and processes. About 105 people were employed in this type of research and advanced technical support at the end of 2010. Also in Sarnia, there are about seven people engaged in new product development for the company’s and Exxon Mobil Corporation’s polyethylene injection and rotational molding businesses.

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

Environmental protection

The company is concerned with and active in protecting the environment in connection with its various operations. The company works in cooperation with government agencies, industry associations and communities to deal with existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $3.1 billion on environmental protection and facilities. In 2010, the company’s environmental capital and operating expenditures totaled approximately $708 million, which was spent primarily on emissions reductions at company owned facilities and Syncrude, remediation of idled facilities and operations, as well as on protection of freshwater near Imperial facilities. Capital and operating expenditures relating to environmental protection are expected to be about $675 million in 2011.

Human resources

At December 31, 2010, the company employed about 4,970 persons on a full-time basis, compared with about 5,015 at the end of 2009 and about 4,850 at the end of 2008. About nine percent of the company’s employees are members of unions. The company continues to maintain a broad range of benefits, including health, dental, disability and survivor benefits, vacation, savings plan and pension plan.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves, and did not have a significant impact on 2010 gas production rates.

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

The Act also requires notification of the establishment of new unrelated businesses in Canada by entities not controlled by Canadians, but does not require Government of Canada approval except when the new business is related to Canada’s cultural heritage or national identity. The Government of Canada is also authorized to take any measures that it considers advisable to protect national security, including the outright prohibition of a foreign investment in Canada. By virtue of the majority stock ownership of the company by Exxon Mobil Corporation, the company is considered to be an entity which is not controlled by Canadians.

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

Volatility of oil and natural gas prices

The company’s results of operations and financial condition are dependent on the prices it receives for its oil and natural gas production. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. Disruptions to pipelines linking production to markets may reduce the price for that production or lead to curtailment of production. In the past, crude oil and natural gas prices have been volatile, and the company expects that volatility to continue. Any material decline in oil or natural gas prices could have a material adverse effect on the company’s operations, financial condition, proven reserves and the amount spent to develop oil and natural gas reserves.

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

The company does not use derivative instruments to offset exposures associated with hydrocarbon prices, currency exchange rates and interest rates that arise from existing assets, liabilities and transactions. The company does not engage in speculative derivative activities nor does it use derivatives with leveraged features.

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

The company’s activities in deep water oil and gas exploration are limited. However, there are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event such as a deepwater well blowout. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

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

In the Province of Alberta, regulations governing greenhouse gas emissions from large industrial facilities came into effect July 1, 2007. These regulations cover industrial facilities emitting more than 100,000 tonnes (carbon dioxide equivalent) of greenhouse gas emissions annually and require a reduction by 12 percent in the greenhouse gas emissions per unit of production from each facility’s average annual intensity compared with the period 2003 through 2005. Allowed compliance measures include participation in an Alberta emission-trading system or payment (at a rate of $15 per excess tonne of emissions) to Alberta’s Climate Change and Emissions Management Fund. Impact on the overall operations of the company has not been material.

The Province of British Columbia introduced a carbon tax in 2008 at an initial rate of $10 per tonne of carbon dioxide and applying to purchases of hydrocarbon fuels and emissions of greenhouse gases. The applicable tax rate was increased to $20 in 2010, and further annual increases of $5 a tonne to a level of $30 a tonne are planned. It is the current policy of the Government of British Columbia to offset revenues from this tax by reductions in corporate and personal income taxes. Impacts on the company and its operations have not been and are not expected to be material.

The Provinces of Ontario and Quebec have passed legislation authorizing the issuing of regulations for the creation of a provincial cap-and-trade system controlling greenhouse gas emissions from industrial facilities. However, details on such possible regulations have not been provided and consequently attempts to assess any impacts on the company are premature.

The Province of British Columbia has introduced Low Carbon Fuel Standard (LCFS) regulations requiring suppliers of transportation fuels to report the carbon intensity of fuels sold in British Columbia, and beginning in 2011 to reduce the carbon intensity by an increasing amount over a 10-year period. California has introduced similar requirements and some other U.S. states are considering comparable measures. Such measures in California and other U.S. states may have implications for the company’s marketing of oil sands production, but the impact cannot be determined at this time. The company’s marketing in British Columbia will not be impacted in the early years of the LCFS regulations.

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

Uncertainty of reserve estimates

There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the company’s control. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flow are based upon a number of factors and assumptions made as of the date on which the reserve estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves, the classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual production, revenues, taxes and development, abandonment and operating expenditures with respect to reserves will likely vary from such estimates, and such variances could be material.

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

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE Amex LLC, a subsidiary of NYSE Euronext.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years:

	2010				2009
dollars	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Declared dividend per share:	0.10	0.11	0.11	0.11	0.10	0.10	0.10	0.10

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

Reference is made to the “Quarterly financial and stock trading data” portion of the Financial section on page 81 of this report.

As of February 11, 2011 there were 12,922 holders of record of common shares of the company.

During the period October 1, 2010 to December 31, 2010, the company issued 121,287 common shares to employees or former employees outside the U.S. for $15.50 per share upon the exercise of stock options. During the period October 1, 2010 to December 31, 2010, the company issued 1,065 shares to employees or former employees outside the U.S. under its restricted stock unit plan. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

On June 23, 2010, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of about 42.4 million common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period of June 25, 2010 to June 24, 2011. If not previously terminated, the program will end on June 24, 2011.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

—	entitled “Performance graph” within the “Compensation discussion and analysis section” on page 120 of this report; and

—	entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 126 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 2010 (October 1 - October 31)	-	n/a	-	42,003,431
November 2010 (November 1 - November 30)	51,225	38.85	51,225	41,863,465
December 2010 (December 1 - December 31)	71,127	37.94	71,127	41,704,795

Item 6.	Selected financial data

millions of dollars	2010	2009	2008	2007	2006
Operating revenues	24,946	21,292	31,240	25,069	24,505
Net income	2,210	1,579	3,878	3,188	3,044
Total assets at year-end	20,580	17,473	17,035	16,287	16,141
Long term debt at year-end	527	31	34	38	359
Total debt at year-end	756	140	143	146	1,437
Other long term obligations at year-end	2,753	2,839	2,254	1,914	1,683
dollars
Net income/share – basic	2.61	1.86	4.39	3.43	3.12
Net income/share – diluted	2.59	1.84	4.36	3.41	3.11
Dividends/share	0.43	0.40	0.38	0.35	0.32

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the Financial section, starting on page 35 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the Financial section, starting on page 46 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 31 of this report:

—

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 25, 2011, beginning with the section entitled “Report of independent registered public accounting firm” on page 51 and continuing through note 17, “Transactions with related parties” on page 75;

—	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 76; and

—	“Quarterly financial and stock trading data” (unaudited) on page 81.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 50 of this report for “Management’s report on internal control over financial reporting” and page 51 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2010.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 83 to 91 of this report has been nominated for election at the annual meeting of shareholders to be held April 28, 2011. All of the nominees are directors and have been since the dates indicated.

Reference is made to the sections under “III. Board of directors”:

—	“Director information”, on pages 83 to 91 of this report;

—	The table entitled “Audit committee” under “Board and committee structure”, on page 95 of this report; and

—	“Other public company directorships”, on page 101 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

—	“Named executive officers of the company” and “Other executive officers of the company”, on page 107 of this report.

Reference is made to the sections under “V. Other important information”:

—	“Largest shareholder”, on page 129 of this report; and

—	“Ethical business conduct”, starting on page 131 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

—	“Share ownership guidelines for directors”, on page 100 of this report; and

—	“Directors’ compensation program”, on pages 101 to 106 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

—	“Report of executive resources committee on executive compensation”, on page 108 of this report; and

—	“Compensation discussion and analysis”, on pages 108 to 128 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 126 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 129 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 11, 2011, S.M. Smith was the owner of 4,529 common shares of the company and held 151,350 restricted stock units of the company. As of February 11, 2011, B.W. Livingston was the owner of 35,981 common shares of the company and held 122,500 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2010 is described in the sections under “III. Board of directors” starting on pages 83 and “IV. Company executives and executive compensation” starting on pages 107, consist of 15 persons, who, as a group, own beneficially 122,733 common shares of the company, being approximately 0.01 percent of the total number of outstanding shares of the company, and 621,766 shares of Exxon Mobil Corporation (including 377,480 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held options to acquire 40,500 common shares of the company and held restricted stock units to acquire 456,300 common shares of the company, as of February 11, 2011.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 129 of this report.

Reference is made to the section under “III. Board of directors” entitled “Independence of the directors”, on page 93 of this report.

R.C. Olsen is deemed a non-independent member of the executive resources committee, environmental, health and safety committee, nominations and corporate governance committee and contributions committee under the relevant standards. As an employee of ExxonMobil Production Company, R.C. Olsen is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

Item 14.	Principal accountant fees and services

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 130 of this report.

PART IV

Item 15.	Exhibits, financial statement schedules

Reference is made to the table of contents in the Financial section on page 31 of this report.

The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-Q filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4)		The company’s long-term debt authorized under any instrument does not exceed 10 percent of the company’s consolidated assets. The company agrees to furnish to the Commission upon request a copy of any such instrument.

(10) (ii)		(1)	Alberta Crown Agreement, dated February 4, 1975, relating to the participation of the Province of Alberta in Syncrude (Incorporated herein by reference to Exhibit 13(a) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(2)	Amendment to Alberta Crown Agreement, dated January 1, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(3)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(4)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(5)	Norman Wells Pipeline Agreement, dated January 1, 1980, relating to the operation, tolls and financing of the pipeline system from the Norman Wells field (Incorporated herein by reference to Exhibit 10(a)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(6)	Norman Wells Pipeline Amending Agreement, dated April 1, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 2-9259)).
		(7)	Letter Agreement clarifying certain provisions to the Norman Wells Pipeline Agreement, dated August 29, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(8)	Norman Wells Pipeline Amending Agreement, made as of February 1, 1985, relating to certain amendments ordered by the National Energy Board (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(9)	Norman Wells Pipeline Amending Agreement, made as of April 1, 1985, relating to the definition of “Operating Year” (Incorporated herein by reference to Exhibit (10)(ii)(9) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(10)	Norman Wells Expansion Agreement, dated October 6, 1983, relating to the prices and royalties payable for crude oil production at Norman Wells (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(11)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(12)	Amendment to Alberta Crown Agreement, dated January 1, 1986 (Incorporated herein by reference to Exhibit (10)(ii)(12) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).

	(13)	Amendment to Alberta Crown Agreement, dated November 25, 1987 (Incorporated herein by reference to Exhibit (10)(ii)(13) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).
	(14)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
	(15)	Amendment to Alberta Crown Agreement, dated August 1, 1991 (Incorporated herein by reference to Exhibit (10)(ii)(15) of the company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-12014)).
	(16)	Norman Wells Settlement Agreement, dated July 31, 1996. (Incorporated herein by reference to Exhibit (10)(ii)(16) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(17)	Amendment to Alberta Crown Agreement, dated January 1, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(17) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(18)	Norman Wells Pipeline Amending Agreement, dated December 12, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(18) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
	(19)	Norman Wells Pipeline 1999 Amending Agreement, dated May 1, 1999. (Incorporated herein by reference to Exhibit (10)(ii)(19) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014)).
	(20)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
	(21)	Amendment to Alberta Crown Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(21) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(22)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(23)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(24)	Amendment to Alberta Crown Agreement dated November 29, 1995 (Incorporated herein by reference to Exhibit (10)(ii)(24) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(25)	Syncrude Royalty Amending Agreement, dated November 18, 2008, setting out various items, including the amount of additional royalties that are to be paid to the Province of Alberta in the period from January 1, 2010 to December 31, 2015 in return for certain assurances from the Government of Alberta (Incorporated herein by reference to Exhibit 1.01(10)(ii)(1) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).
	(26)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).
	(27)	Project Approval Order No. OSR045 made under the Alberta Mines and Minerals Act and Oil Sands Royalty Regulation, 1997 in respect of the Syncrude Project (Incorporated herein by reference to Exhibit 1.01(10)(ii)(3) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).
(iii)(A)	(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
	(2)	Incentive Share Unit Plan and Incentive Share Units granted in 2001 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year -ended December 31, 2001. Units granted in 2000 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-12014); units granted in 1999 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014); units granted in 1998 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014).

(3)	Deferred Share Unit Plan. (Incorporated herein by reference to Exhibit(10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).
(9)	Restricted Stock Unit Plan and general form for Restricted Stock Units, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).
(10)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(1) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(11)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(2) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(12)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(3) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(13)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and subsequent years, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(4) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(14)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 1, 2007 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K filed on February 2, 2007 (File No. 0-12014)).
(15)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(15)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(16)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(16)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(17)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(17)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(18)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(18)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).

	(19)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(19)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
	(20)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(21)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(2)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(22)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(3)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(23)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(4)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(24)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(25)	Amended Deferred Share Unit Plan for selected executives effective November 20, 2008 (Incorporated herein by reference to Exhibit 15(10)(iii)(A)(25) of the company’s Form 10-K filed on February 27,2009) (File No. 0-12014)).
	(26)	Termination of Deferred Share Unit Plan for selected executives effective February 2, 2010 (Reference is made to the company’s Form 8-K filed on February 3, 2010 (File No. 0-12014)).

(21)		Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2010.

(23) (ii)	(A)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 25, 2011 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By /S/ Bruce H. March
(Bruce H. March, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ Bruce H. March (Bruce H. March)	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ Paul J. Masschelin (Paul J. Masschelin)	Senior Vice-President, Finance and Administration, and Treasurer (Chief Financial Officer)

/S/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/S/ Jack M. Mintz (Jack M. Mintz)	Director

/S/ Robert C. Olsen (Robert C. Olsen)	Director

/S/ David S. Sutherland (David S. Sutherland)	Director

/S/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/S/ Victor L. Young (Victor L. Young )	Director

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2010	2009	2008	2007	2006
Operating revenues	24,946	21,292	31,240	25,069	24,505

Net income by segment:
Upstream	1,764	1,324	2,923	2,369	2,376
Downstream	442	278	796	921	624
Chemical	69	46	100	97	143
Corporate and other	(65)	(69)	59	(199)	(99)
Net income	2,210	1,579	3,878	3,188	3,044

Cash and cash equivalents at year-end	267	513	1,974	1,208	2,158
Total assets at year-end	20,580	17,473	17,035	16,287	16,141

Long-term debt at year-end	527	31	34	38	359
Total debt at year-end	756	140	143	146	1,437
Other long-term obligations at year-end	2,753	2,839	2,254	1,914	1,683

Shareholders’ equity at year-end	11,177	9,439	9,065	7,923	7,406
Cash flow from operating activities	3,207	1,591	4,263	3,626	3,587

Per-share information (dollars)
Net income per share – basic	2.61	1.86	4.39	3.43	3.12
Net income per share – diluted	2.59	1.84	4.36	3.41	3.11
Dividends	0.43	0.40	0.38	0.35	0.32

Frequently used terms

Listed below are definitions of several of Imperial’s key business and financial performance measures. The definitions are provided to facilitate understanding of the terms and how they are calculated.

Capital employed

Capital employed is a measure of net investment. When viewed from the perspective of how capital is used by the business, it includes the company’s property, plant and equipment and other assets, less liabilities, excluding both short-term and long-term debt. When viewed from the perspective of the sources of capital employed in total for the company, it includes total debt and equity. Both of these views include the company’s share of amounts applicable to equity companies, which the company believes should be included to provide a more comprehensive measurement of capital employed.

millions of dollars	2010	2009	2008
Business uses: asset and liability perspective
Total assets	20,580	17,473	17,035
Less: total current liabilities excluding notes and loans payable	(4,348)	(3,659)	(4,084)
total long-term liabilities excluding long-term debt	(4,299)	(4,235)	(3,743)
Add: Imperial’s share of equity company debt	33	36	40
Total capital employed	11,966	9,615	9,248

Total company sources: debt and equity perspective
Notes and loans payable	229	109	109
Long-term debt	527	31	34
Shareholders’ equity	11,177	9,439	9,065
Add: Imperial’s share of equity company debt	33	36	40
Total capital employed	11,966	9,615	9,248

Return on average capital employed (ROCE)

ROCE is a financial performance ratio. From the perspective of the business segments, ROCE is annual business-segment net income divided by average business-segment capital employed (an average of the beginning- and end-of-year amounts). Segment net income includes Imperial’s share of segment net income of equity companies, consistent with the definition used for capital employed, and excludes the cost of financing. The company’s total ROCE is net income excluding the after-tax cost of financing divided by total average capital employed. The company has consistently applied its ROCE definition for many years and views it as the best measure of historical capital productivity in a capital-intensive, long-term industry to both evaluate management’s performance and demonstrate to shareholders that capital has been used wisely over the long term. Additional measures, which are more cash flow based, are used to make investment decisions.

millions of dollars	2010	2009	2008
Net income	2,210	1,579	3,878
Financing costs (after tax), including Imperial’s share of equity companies	2	2	2
Net income excluding financing costs	2,212	1,581	3,880

Average capital employed	10,791	9,432	8,684
Return on average capital employed (percent) – corporate total	20.5	16.8	44.7

Cash flow from operating activities and asset sales

Cash flow from operating activities and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the consolidated statement of cash flows. This cash flow reflects the total sources of cash both from operating the company’s assets and from the divesting of assets. The company employs a long-standing and regular disciplined review process to ensure that all assets are contributing to the company’s strategic objectives. Assets are divested when they no longer meet these objectives or are worth considerably more to others. Because of the regular nature of this activity, management believes it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

millions of dollars	2010	2009	2008
Cash from operating activities	3,207	1,591	4,263
Proceeds from asset sales	144	67	272
Total cash flow from operating activities and asset sales	3,351	1,658	4,535

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

Business environment and risk assessment

Long-term business outlook

Economic and population growth are expected to remain the primary drivers of energy demand, globally and in North America. The company expects the global economy to grow at an average rate of about three percent per year through 2030. The combination of population and economic growth should lead to an increase in demand for primary energy at an average rate of 1.2 percent annually. The vast majority of this increase is expected to occur in developing countries (i.e. those that are not member nations of the Organization for Economic Cooperation and Development).

Oil, gas and coal are expected to remain the predominant energy sources with approximately an 80 percent share of total energy. Oil and gas alone are expected to maintain close to a 60 percent share.

Over the same period, the Canadian economy is expected to grow at an average rate of about 2.4 percent per year, and Canadian demand for energy at about 0.4 percent per year. Oil and gas are expected to continue to supply about two-thirds of Canadian energy demand. It is expected that Canada will also be a growing supplier of energy to U.S. markets through this period.

Oil products are the transportation fuel of choice for the world’s fleet of cars, trucks, trains, ships and airplanes, comprising about 98 percent of the world’s transportation energy needs. Primarily because of increased demand in developing countries, global oil consumption is expected to increase by about 20 percent or about 17 million barrels a day by 2030. Canada’s oil resources, second only to Saudi Arabia, represent an important potential additional source of supply.

Natural gas is expected to be a major primary energy source globally, capturing about 40 percent of all incremental energy growth and about one-quarter of global energy supplies. Natural gas production from conventional sources in mature established regions in the United States and Canada is not expected to meet increasing demand, strengthening the market opportunities for new gas supply from Canada’s frontier areas and unconventional resources.

The different forms of renewable energy, including hydro power and biomass in the form of traditional fuels such as firewood, together will supply about 14 percent of the world’s energy needs by 2030. This includes “modern” renewables, such as wind, solar and liquid biofuels which, while expected to see strong demand growth, but because of starting from a relatively small base, are projected to provide only about 3 percent of the world’s energy needs by 2030.

Management’s discussion and analysis of financial condition and results of operations (continued)

The information provided in this section includes the company’s internal estimates and forecasts based on internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

Imperial produces crude oil and natural gas for sale into the North American markets. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors, including economic conditions, international political developments and weather.

Imperial’s proven approach of focusing on those elements of the business within its control and taking a long-term view of development allowed the company to continue progressing several key growth projects in an environment of tentative economic recovery following the financial crisis, which impacted the global economy in 2008 and 2009.

Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include identifying and pursuing all attractive exploration opportunities, investing in projects that deliver superior returns and maximizing profitability of existing oil and gas production. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of employees and investment in the communities in which the company operates.

Imperial has a large portfolio of oil and gas resources in Canada, both developed and undeveloped, which helps reduce the risks of dependence on potentially limited supply sources in the Upstream. With the relative maturity of conventional production in established producing areas, Imperial’s production is expected to come increasingly from unconventional and frontier sources, particularly oil sands, unconventional natural gas and from Canada’s North, where Imperial has large undeveloped resource opportunities.

Downstream

Although demand for refined products has improved since 2008 from the lower levels caused by the recent global economic recession, the competitive downstream business environment is expected to continue. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the wholesale market prices for the range of products produced (primarily gasoline, diesel fuel, heating oil, jet fuel and heavy fuel oil). Crude oil and many products are widely traded with published international prices. Prices for these commodities are determined by the marketplace, often an international marketplace, and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, currency fluctuations, seasonality and weather. Canadian wholesale prices in particular are largely determined by wholesale prices in adjacent U.S. regions. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.

The company will continue to focus on the business elements within its control. Imperial’s Downstream strategies are to provide customers with quality service and products at the lowest total cost offer, have the lowest unit costs among industry competitors, ensure efficient and effective use of capital and capitalize on the integration with the company’s other businesses.

Imperial owns and operates four refineries in Canada, with aggregate distillation capacity of 502,000 barrels a day and lubricant manufacturing capacity of about 2,900 barrels a day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through about 1,850 Esso-branded retail service stations, of which about 510 are company-owned or leased, as well as wholesale and industrial operations through a network of 23 primary distribution terminals, as well as a secondary distribution network.

Management’s discussion and analysis of financial condition and results of operations (continued)

Chemical

The North American petrochemical industry improved in 2010 from the weak levels experienced in the recent economic recession. The company’s strategy for its Chemical business is to reduce costs and maximize value by continuing to increase the integration of its chemical plants at Sarnia and Dartmouth with the refineries. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Results of operations

Consolidated

millions of dollars	2010	2009	2008
Net income	2,210	1,579	3,878

2010

Net income in 2010 was $2,210 million or $2.59 a share on a diluted basis, versus $1,579 million or $1.84 a share for the full year 2009. Earnings increased primarily due to the impacts of higher upstream commodity prices, improved refinery operations and lower refinery maintenance activities, increased Cold Lake bitumen production and Syncrude volumes, and higher Downstream sales volumes and margins. These factors were partially offset by the unfavourable effects of the stronger Canadian dollar and higher royalty costs due to higher commodity prices. Gains from sale of non-operating assets in 2010 were about $40 million higher than the previous year.

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

Upstream

millions of dollars	2010	2009	2008
Net income	1,764	1,324	2,923

2010

Net income for the year was $1,764 million, up $440 million from 2009. Higher crude oil and natural gas commodity prices in 2010 increased revenues, contributing to higher earnings of about $880 million. Earnings were also positively impacted by higher Cold Lake bitumen production of about $90 million and higher Syncrude volumes, reflecting improved reliability, of about $70 million. These factors were partially offset by the impact of the stronger Canadian dollar of about $320 million and higher royalty costs due to higher commodity prices of about $255 million. Third-party pipeline reliability issues in the second half of 2010 negatively impacted the supply and transportation of western crude oil. The company estimates the negative impact on earnings of about $80 million mostly from lower realizations in the third quarter and October of 2010, the net effect of which has been reflected in the commodity price factor above.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Average realizations

Canadian dollars	2010	2009	2008
Conventional crude oil realizations (a barrel)	71.64	60.32	95.76
Natural gas liquids realizations (a barrel)	50.09	41.19	59.35
Natural gas realizations (a thousand cubic feet)	4.04	4.11	8.69
Synthetic oil realizations (a barrel)	80.63	69.69	106.61
Bitumen realizations (a barrel)	58.36	51.81	69.04

2010

The average price of Brent crude, a common benchmark for world oil markets, was U.S. $79.50 a barrel in 2010, up about 29 percent from the previous year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic oil from Syncrude production also increased.

The company’s average bitumen realizations were higher in 2010, but by less than the relative increase in light crude oil prices, reflecting a widened price spread between the lighter crude oils and Cold Lake bitumen, primarily attributable to third-party pipeline outages.

Canadian natural gas prices in 2010 were unchanged from the previous year. The average of 30-day spot prices for natural gas in Alberta at $4.39 a thousand cubic feet were the same as in 2009. The company’s realizations for natural gas averaged $4.04 a thousand cubic feet, down slightly from $4.11 in 2009.

2009

The average price of Brent crude oil was U.S. $61.61 a barrel, down about 36 percent from 2008. The company’s realizations on sales of Canadian conventional crude oil and synthetic crude oil from Syncrude production mirrored the same trend as world prices.

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

Crude oil and NGLs - production and sales (a)

thousands of barrels a day	2010		2009		2008
	gross	net	gross	net	gross	net
Bitumen	144	115	141	120	147	124
Synthetic oil	73	67	70	65	72	62
Conventional crude oil	23	17	25	20	27	19
Total crude oil production	240	199	236	205	246	205
NGLs available for sale	7	5	8	6	10	8
Total crude oil and NGL production	247	204	244	211	256	213
Cold Lake sales, including diluent (b)	188		184		191
NGL sales	10		10		11

Management’s discussion and analysis of financial condition and results of operations (continued)

Natural gas - production and sales (a)

millions of cubic feet a day	2010		2009		2008
	gross	net	gross	net	gross	net
Production (c)	280	254	295	274	310	249
Sales	264		272		288
(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.
(b)	Diluent is natural gas condensate or other light hydrocarbons added to Cold Lake bitumen to facilitate transportation to market by pipeline.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.

2010

Gross production of Cold Lake bitumen increased to 144,000 barrels a day in 2010 from 141,000 barrels in 2009. Higher volumes in 2010 were due to improved facility reliability as well as the cyclic nature of production at Cold Lake.

The company’s share of gross production from Syncrude averaged 73,000 barrels a day, up from 70,000 barrels in 2009. Increased production was due to improved operational reliability.

2010 gross production of conventional crude oil averaged 23,000 barrels a day, compared with 25,000 barrels in 2009. Planned maintenance activities at the Norman Wells field and natural reservoir decline were the main contributors to the lower production.

Gross production of natural gas in 2010 was 280 million cubic feet a day, down from 295 million cubic feet in 2009. The lower production volume was primarily a result of natural reservoir decline and maintenance activities.

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

Downstream

millions of dollars	2010	2009	2008
Net income	442	278	796

2010

Net income was $442 million, an increase of $164 million over 2009. Higher earnings were primarily due to favourable impacts of about $145 million associated with improved refinery operations and lower refinery maintenance activities, improved sales volumes of about $35 million and an additional contribution from sale of non-operating assets of about $35 million. Stronger overall margins also contributed about $30 million to the earnings increase, despite a negative impact from alternate sourcing of crude oil as a result of third-party pipeline outages. These factors were partially offset by the unfavourable effects of the stronger Canadian dollar of about $90 million.

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

Refinery utilization

thousands of barrels a day (a)	2010	2009	2008
Total refinery throughput (b)	444	413	446
Refinery capacity at December 31	502	502	502
Utilization of total refinery capacity (percent)	88	82	89

Sales

thousands of barrels a day (a)	2010	2009	2008
Gasolines	218	200	204
Heating, diesel and jet fuels	153	143	157
Heavy fuel oils	28	27	30
Lube oils and other products	43	39	47
Net petroleum product sales	442	409	438
(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.

2010

Total refinery throughput was 444,000 barrels a day, up from 2009, and average refinery capacity utilization increased to 88 percent from the previous year’s 82 percent. Improved reliability and lower maintenance activities as well as improved market conditions helped to increase volumes and utilization. Total net petroleum sales also increased and were up to 442,000 barrels a day, compared to the low levels of 409,000 barrels in 2009.

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

Chemical

millions of dollars	2010	2009	2008
Net income	69	46	100

Sales

thousands of tonnes	2010	2009	2008
Polymers and basic chemicals	711	765	760
Intermediate and others	278	261	261
Total petrochemical sales	989	1,026	1,021

2010

Net income was $69 million, up $23 million from 2009. Improved industry margins were partially offset by lower sales volumes for polyethylene products and higher costs due to planned maintenance activities.

Management’s discussion and analysis of financial condition and results of operations (continued)

2009

Net income was $46 million, $54 million lower than 2008. Earnings were negatively impacted by lower overall margins as a result of the slow economy. Sales volumes of chemical products continued to be impacted by weak industry demand.

Corporate and other

millions of dollars	2010	2009	2008
Net income	(65)	(69)	59

2010

Net income effects were negative $65 million, in line with the negative $69 million reported last year.

2009

Net income effects were negative $69 million, versus $59 million in 2008. Unfavourable effects in 2009 were primarily due to changes in share-based compensation charges and lower interest income from lower yields on cash balances.

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2010	2009	2008
Cash provided by/(used in)
Operating activities	3,207	1,591	4,263
Investing activities	(3,709)	(2,216)	(961)
Financing activities	256	(836)	(2,536)
Increase/(decrease) in cash and cash equivalents	(246)	(1,461)	766

Cash and cash equivalents at end of year	267	513	1,974

Although the company issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds largely cover the majority of its financial requirements. The management of cash that may be temporarily available as surplus to the company’s immediate needs is carefully controlled to ensure that it is secure and readily available to meet the company’s cash requirements, while optimizing returns on cash balances.

Cash flows from operating activities are highly dependent on crude oil and natural gas prices, as well as petroleum and chemical product margins. In addition, to support cash flows in future periods, the company needs to continually find and develop new resources, and continue to develop and apply new technologies to existing fields, in order to maintain or increase production. Projects are in place or underway to increase production capacity. However, these volume increases are subject to a variety of risks, including project execution, operational outages, reservoir performance and regulatory changes.

The company’s financial strength enables it to make large, long-term capital expenditures. Imperial’s portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks for the company and its cash flows. Further, due to its financial strength, debt capacity and portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the company’s liquidity or ability to generate sufficient cash flows for its operations and fixed commitments.

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2009. As a result of the valuation, the company contributed $421 million to the registered retirement benefit plans in 2010. The next required independent actuarial valuation will be as at December 31, 2010 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Management’s discussion and analysis of financial condition and results of operations (continued)

Cash flow from operating activities

2010

Cash flow generated from operating activities was $3,207 million, an increase of $1,616 million from the full year 2009. Higher cash flow was primarily due to higher earnings and working capital effects, partially offset by higher 2010 funding contributions to the company’s registered pension plans.

2009

Cash provided by operating activities was $1,591 million, a decrease of $2,672 million from 2008. Lower cash flow was primarily due to lower net income and timing of scheduled income tax payments.

Cash flow from investing activities

2010

Investing activities used net cash of $3,709 million in 2010, compared to $2,216 million in 2009. Additions to property, plant and equipment were $3,856 million, compared with $2,285 million last year. Proceeds from asset sales were $144 million compared with $67 million in 2009.

2009

Investing activities used net cash of $2,216 million in 2009, an increase of $1,255 million from 2008. Additions to property, plant and equipment were $2,285 million, compared with $1,231 million last year. Proceeds from asset sales were $67 million in 2009, compared with $272 million in 2008. The 2008 results included proceeds from the sale of the Rainbow pipeline.

Cash flow from financing activities

2010

Cash from financing activities was $256 million, compared with cash used in financing activities of $836 million in 2009.

The company raised new debt of $620 million by drawing on existing facilities. At the end of 2010, total debt outstanding was $756 million, compared with $140 million at the end of 2009.

During 2010, the company did not make any share repurchases except those to offset the dilutive effects from the exercise of share-based awards. The company will continue to evaluate its share repurchase program in the context of its overall capital project activities.

Cash dividends of $356 million were paid in 2010 compared with dividends of $341 million in 2009. Per-share dividends paid in 2010 totaled $0.42, up from $0.40 in 2009.

In the third quarter, to support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $200 million that matures in July 2012. The company has not drawn on this facility.

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

Financial percentages and ratios

	2010	2009	2008
Total debt as a percentage of capital (a)	7	2	2
Interest coverage ratio – earnings basis (b)	370	276	481
(a)	Current and long-term debt (page 53) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 53).
(b)	Net income (page 52), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 52), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Debt represented seven percent of the company’s capital structure at the end of 2010, a five percent increase from the end of 2009.

Debt-related interest incurred in 2010, before capitalization of interest, was $6 million, compared with $5 million in 2009. The average effective interest rate on the company’s debt was 1.3 percent in 2010, compared with 3.3 percent in 2009.

The company’s financial strength, as evidenced by the above financial ratios, represents a competitive advantage of strategic importance. The company’s sound financial position gives it the opportunity to access capital markets in the full range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.

The company does not use any derivative instruments to offset exposures associated with hydrocarbon prices, currency exchange rates and interest rates that arise from existing assets, liabilities and transactions. The company does not engage in speculative derivative activities nor does it use derivatives with leveraged features.

Management’s discussion and analysis of financial condition and results of operations (continued)

Commitments

The following table shows the company’s commitments outstanding at December 31, 2010. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements.

millions of dollars	Financial statement note reference	Payment due by period
		2011	2012 to 2015	2016 and beyond	Total amount
Long-term debt (a)	Note 15	-	514	13	527
- Due in one year		4	-	-	4
Operating leases (b)	Note 14	61	170	39	270
Unconditional purchase obligations (c)	Note 10	66	134	173	373
Firm capital commitments (d)		1,689	202	100	1,991
Pension and other post-retirement obligations (e)	Note 5	398	204	1,085	1,687
Asset retirement obligations (f)	Note 6	89	392	292	773
Other long-term purchase agreements (g)		94	554	1,391	2,039
(a)	Long-term debt includes a long-term loan from an affiliated company of Exxon Mobil Corporation of $500 million and capital lease obligations of $31 million, $4 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancellable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2010 were $1,401 million associated with the company’s share of the Kearl project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2011 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

Unrecognized tax benefits totaling $147 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 4 to the financial statements on page 61.

Litigation and other contingencies

As discussed in note 10 to the consolidated financial statements on page 71, a variety of claims have been made against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Management’s discussion and analysis of financial condition and results of operations (continued)

Capital and exploration expenditures

millions of dollars	2010	2009
Upstream (a)	3,844	2,167
Downstream	184	251
Chemical	10	15
Other	7	5
Total	4,045	2,438
(a)	Exploration expenses included.

Total capital and exploration expenditures were $4,045 million in 2010, an increase of $1,607 million from 2009.

The funds were used mainly to advance the Kearl oil sands project, maintain Cold Lake production capacity, advance other major Upstream projects and invest in environmental performance initiatives.

For the Upstream segment, capital expenditures were $3,844 million, compared with $2,167 million in 2009.

Expenditures were primarily directed towards the advancement of the Kearl oil sands project. At the end of 2010, the initial development of the Kearl project was more than 50 percent complete with expected start up in late 2012. All plant pilings were completed, substantial concrete foundations were laid and detailed engineering was essentially complete. The company is currently reconfiguring the Kearl project development plan to include a combination of debottlenecking and expansion to minimize facility requirements and to reduce the plant footprint.

Other Upstream investments included development drilling at Cold Lake, exploration drilling at Horn River as well as environmental projects at Syncrude.

Planned capital and exploration expenditures in the Upstream segment are about $3.8 to $4.3 billion for 2011. Investments are mainly planned for the Kearl oil sands project. Other investments will include environmental and other projects at Syncrude, development drilling at Cold Lake and advancing the Nabiye project, the next phase of expansion at Cold Lake.

For the Downstream segment, capital expenditures were $184 million in 2010, compared with $251 million in 2009. In 2010, Downstream capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance, as well as continued upgrades to the retail network.

Planned capital expenditures for the Downstream segment in 2011 are about $175 million focused on improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network, including new point-of-sale technology.

Of the capital expenditures for the Chemical segment in 2010, the major investment was directed to increasing feedstock flexibility and reliability improvements.

Planned capital expenditures for Chemical in 2011 are about $10 million and will include investments in safety initiatives, water management system enhancements and reliability improvements.

Total capital and exploration expenditures for the company in 2011 are expected to be between $4.0 and 4.5 billion and the company is looking to invest about $35 to $40 billion in growth projects over the next decade. Actual spending could vary depending on the progress of individual projects.

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

Earnings sensitivities (a)

millions of dollars after tax
Nine dollars (U.S.) a barrel change in crude oil prices	+ (-)	330
Forty cents a thousand cubic feet change in natural gas prices	+ (-)	3
One dollar (U.S.) a barrel change in sales margins for total petroleum products	+ (-)	125
One cent (U.S.) a pound change in sales margins for polyethylene	+ (-)	6
One-quarter percent decrease (increase) in short-term interest rates	+ (-)	1
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	480
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2010. Each sensitivity calculation shows the impact on net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from year-end 2009 by about $8 million (after tax) a year for each one-cent change, primarily due to the increase in crude oil commodity prices.

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

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the company tests the viability of all of its investments over a broad range of future prices. The company’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs. Investment opportunities are tested against a variety of market conditions, including low-price scenarios.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency rates. The company’s financial strength and debt capacity give it the opportunity to advance business plans in the pursuit of maximizing shareholder value in the full range of market conditions. Also, the company progresses large capital projects in a phased manner so that adjustments can be made when significant changes in market conditions occur. As a result, the company does not make use of derivative instruments to mitigate the impact of such changes. The company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting policies

The company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and include estimates that reflect management’s best judgment. The company’s accounting and financial reporting fairly reflect its straightforward business model. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The following summary provides further information about the critical accounting policies and the estimates that are made by the company to apply those policies. It should be read in conjunction with note 1 to the consolidated financial statements on page 56.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

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

The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, impairment analyses are based on reserve estimates used for internal planning and capital investment decisions. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the asset’s carrying value exceeds its fair value. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the company expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period.

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

Suspended exploratory well costs

The company carries exploratory well costs as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Assessing whether a project has made sufficient progress is a subjective area and requires careful consideration of the relevant facts and circumstances. The facts and circumstances that support continued capitalization of suspended wells as of year-end 2010 are disclosed in note 16 to the consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations (continued)

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 7.00 percent used in 2010 compares to actual returns of 5.5 percent and 8.8 percent achieved over the last 10- and 20-year periods ending December 31, 2010. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 5 to the consolidated financial statements on page 62. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected remaining service life of employees. Employee benefit expense represented less than two percent of total expenses in 2010.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2010, the obligations were discounted at six percent and the accretion expense was $48 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

GAAP requires recognition and measurement of uncertain tax positions that the company has taken or expects to take in its income tax returns. The benefit of an uncertain tax position can only be recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 4 to the consolidated financial statements on page 61.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

/S/ Bruce H. March

B.H. March

Chairman, president and

chief executive officer

/S/ Paul J. Masschelin

P.J. Masschelin

Senior vice-president,

finance and administration, and treasurer

(Principal accounting officer and principal financial officer)

February 25, 2011

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2010 and December 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ PricewaterhouseCoopers LLP

Chartered Accountants

Calgary, Alberta, Canada

February 25, 2011

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2010	2009	2008

Revenues and other income
Operating revenues (a)(b)	24,946	21,292	31,240
Investment and other income (note 9)	146	106	339

Total revenues and other income	25,092	21,398	31,579

Expenses
Exploration	191	153	132
Purchases of crude oil and products (c)	14,811	11,934	18,865
Production and manufacturing (d)	3,996	3,951	4,228
Selling and general	1,070	1,106	1,038
Federal excise tax (a)	1,316	1,268	1,312
Depreciation and depletion	747	781	728
Financing costs (note 13)	7	5	-

Total expenses	22,138	19,198	26,303

Income before income taxes	2,954	2,200	5,276

Income taxes (note 4)	744	621	1,398

Net income	2,210	1,579	3,878

Per-share information (Canadian dollars)
Net income per common share - basic (note 11)	2.61	1.86	4.39
Net income per common share - diluted (note 11)	2.59	1.84	4.36
Dividends	0.43	0.40	0.38

(a)	Operating revenues include federal excise tax of $1,316 million (2009 - $1,268 million, 2008 - $1,312 million).
(b)	Operating revenues include amounts from related parties of $2,250 million (2009 - $1,699 million, 2008 - $2,150 million), (note 17).
(c)	Purchases of crude oil and products include amounts from related parties of $2,828 million (2009 - $3,111 million, 2008 - $4,729 million), (note 17).
(d)	Production and manufacturing expenses include amounts to related parties of $233 million (2009 - $217 million, 2008 - $169 million), (note 17).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2010	2009

Assets
Current Assets
Cash	267	513
Accounts receivable, less estimated doubtful amounts	2,000	1,714
Inventories of crude oil and products (note 12)	527	564
Materials, supplies and prepaid expenses	246	247
Deferred income tax assets (note 4)	498	467

Total current assets	3,538	3,505
Long-term receivables, investments and other long-term assets	870	854
Property, plant and equipment, less accumulated depreciation and depletion (note 3)	15,905	12,852
Goodwill (note 3)	204	204
Other intangible assets, net	63	58

Total assets (note 3)	20,580	17,473

Liabilities
Current liabilities
Notes and loans payable	229	109
Accounts payable and accrued liabilities (a)	3,470	2,811
Income taxes payable	878	848

Total current liabilities	4,577	3,768
Long-term debt (b)(note 15)	527	31
Other long-term obligations (note 6)	2,753	2,839
Deferred income tax liabilities (note 4)	1,546	1,396

Total liabilities	9,403	8,034

Commitments and contingent liabilities (note 10)

Shareholders’ equity
Common shares at stated value (c)(note 11)	1,511	1,508
Earnings reinvested	11,090	9,252
Accumulated other comprehensive income	(1,424)	(1,321)

Total shareholders’ equity	11,177	9,439

Total liabilities and shareholders’ equity	20,580	17,473

(a)	Accounts payable and accrued liabilities include amounts to related parties of $455 million (2009 - $59 million), (note 17).
(b)	Long-term debt includes amounts to related parties of $500 million (2009 – nil).
(c)	Number of common shares outstanding was 848 million (2009 - 848 million), (note 11).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors

/s/ B.H. March	/s/ Paul J. Masschelin
B.H. March	P.J. Masschelin
Chairman, president and	Senior vice-president,
chief executive officer	finance and administration, and treasurer

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2010	2009	2008

Common shares at stated value (note 11)
At beginning of year	1,508	1,528	1,600
Issued under the stock option plan	3	1	7
Share purchases at stated value	-	(21)	(79)

At end of year	1,511	1,508	1,528

Earnings reinvested
At beginning of year	9,252	8,484	7,071
Net income for the year	2,210	1,579	3,878
Share purchases in excess of stated value	(8)	(471)	(2,131)
Dividends	(364)	(340)	(334)

At end of year	11,090	9,252	8,484

Accumulated other comprehensive income
At beginning of year	(1,321)	(947)	(748)
Post-retirement benefits liability adjustment (note 5)	(217)	(468)	(283)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	114	94	84

At end of year	(1,424)	(1,321)	(947)

Shareholders’ equity at end of year	11,177	9,439	9,065

Comprehensive income for the year
Net income for the year	2,210	1,579	3,878
Other comprehensive income
Post-retirement benefits liability adjustment	(103)	(374)	(199)

Total comprehensive income for the year	2,107	1,205	3,679

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2010	2009	2008

Operating activities
Net income	2,210	1,579	3,878
Adjustments for non-cash items:
Depreciation and depletion	747	781	728
(Gain)/loss on asset sales	(95)	(45)	(241)
Deferred income taxes and other	152	(61)	387
Changes in operating assets and liabilities:
Accounts receivable	(289)	(261)	679
Inventories and prepaids	38	42	(159)
Income taxes payable	30	(650)	-
Accounts payable	651	271	(798)
All other items - net (a)	(237)	(65)	(211)

Cash from (used in) operating activities	3,207	1,591	4,263

Investing activities
Additions to property, plant and equipment and intangibles	(3,856)	(2,285)	(1,231)
Proceeds from asset sales	144	67	272
Loans to equity company	3	2	(2)

Cash from (used in) investing activities	(3,709)	(2,216)	(961)

Financing activities
Short-term debt - net	120	-	-
Long-term debt issued	500	-	-
Reduction in capitalized lease obligations	(3)	(4)	(3)
Issuance of common shares under stock option plan	3	1	7
Common shares purchased (note 11)	(8)	(492)	(2,210)
Dividends paid	(356)	(341)	(330)

Cash from (used in) financing activities	256	(836)	(2,536)

Increase (decrease) in cash	(246)	(1,461)	766
Cash at beginning of year	513	1,974	1,208

Cash at end of year (b)	267	513	1,974

(a)	Includes contribution to registered pension plans of $421 million (2009 - $180 million, 2008 - $165 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements include certain estimates that reflect management’s best judgment. Certain reclassifications to prior years have been made to conform to the 2010 presentation. All amounts are in Canadian dollars unless otherwise indicated.

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of Imperial Oil Limited and its subsidiaries. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. A significant portion of the company’s Upstream activities is conducted jointly with other companies. The accounts reflect the company’s share of undivided interest in such activities, including its 25 percent interest in the Syncrude joint venture and its nine percent interest in the Sable offshore energy project as well as its 70.96 percent interest in the Kearl project, which is currently under development.

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

Notes to consolidated financial statements (continued)

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time the company expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geophysical costs and other dry hole costs, are expensed as incurred.

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

In general, impairment analyses are based on reserve estimates used for internal planning and capital investment decisions. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.

Based on definitions under the U.S. Securities and Exchange Commission’s Rule 4-10(a) of Regulation S-X, activities involving oil and gas resources extracted by mining methods are permitted to be reported as oil and gas producing activities. Accounting policies for the company’s activities involving oil and gas resources extracted by mining methods are the same as those described in this summary of significant accounting policies for the company’s oil and gas producing activities. As a result, previous descriptions of accounting policies for the company’s activities involving oil and gas resources extracted by mining methods become duplicative and are therefore removed from this summary.

Gains or losses on assets sold are included in “investment and other income” in the consolidated statement of income.

Notes to consolidated financial statements (continued)

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

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. These obligations primarily relate to soil reclamation and remediation and costs of abandonment and demolition of oil and gas wells and related facilities. The company uses estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation, technical assessments of the assets, estimated amounts and timing of settlements, the credit-adjusted risk-free rate to be used, and inflation rates. The obligations are initially measured at fair value and discounted to present value. A corresponding amount equal to that of the initial obligation is added to the capitalized costs of the related asset. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, and the initial capitalized costs will be depreciated over the useful lives of the related assets.

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

Fair value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

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

Notes to consolidated financial statements (continued)

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

Share-based compensation

The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “selling and general” expenses in the consolidated statement of income over the requisite service period of each award. See note 8 to the consolidated financial statements on page 68 for further details.

Consumer taxes

Taxes levied on the consumer and collected by the company are excluded from the consolidated statement of income. These are primarily provincial taxes on motor fuels, the federal goods and services tax and the federal/provincial harmonized sales tax.

2. Accounting change for variable interest entities

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

Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash, capitalized interest costs, short-term borrowings, long-term debt and liabilities associated with incentive compensation and post-retirement benefits liability adjustment. Net income in this segment primarily includes financing costs, interest income and share-based incentive compensation expenses.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008

Revenues and other income
Operating revenues (a)	4,283	3,552	5,819	19,565	16,793	24,049	1,098	947	1,372
Intersegment sales	3,802	3,328	5,403	1,973	1,535	2,892	285	289	460
Investment and other income	59	39	18	81	53	271	3	-	1

	8,144	6,919	11,240	21,619	18,381	27,212	1,386	1,236	1,833

Expenses
Exploration	191	153	132	-	-	-	-	-	-
Purchases of crude oil and products	2,692	2,024	3,995	17,169	14,164	22,223	1,009	898	1,401
Production and manufacturing	2,375	2,385	2,569	1,413	1,372	1,452	209	194	208
Selling and general (b)	5	4	6	918	952	998	63	67	72
Federal excise tax	-	-	-	1,316	1,268	1,312	-	-	-
Depreciation and depletion	514	536	474	213	225	234	12	12	12
Financing costs (note 13)	3	1	2	1	2	(5)	-	-	-

Total expenses	5,780	5,103	7,178	21,030	17,983	26,214	1,293	1,171	1,693

Income before income taxes	2,364	1,816	4,062	589	398	998	93	65	140

Income taxes (note 4)
Current	477	475	1,051	141	234	(56)	18	20	37
Deferred	123	17	88	6	(114)	258	6	(1)	3

Total income tax expense	600	492	1,139	147	120	202	24	19	40

Net income	1,764	1,324	2,923	442	278	796	69	46	100

Cash flow from (used in) operating activities	2,494	972	3,699	787	658	280	65	67	183

Capital and exploration expenditures	3,844	2,167	1,110	184	251	232	10	15	13

Property, plant and equipment
Cost	21,990	18,455	16,344	6,933	6,901	6,776	758	748	732
Accumulated depreciation and depletion	(9,740)	(9,340)	(8,832)	(3,678)	(3,572)	(3,452)	(546)	(530)	(514)

Net property, plant and equipment (c)	12,250	9,115	7,512	3,255	3,329	3,324	212	218	218

Total assets (d)	13,852	10,663	8,758	6,315	6,183	6,038	425	428	431

	Corporate and other			Eliminations			Consolidated
millions of dollars	2010	2009	2008	2010	2009	2008	2010	2009	2008

Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	24,946	21,292	31,240
Intersegment sales	-	-	-	(6,060)	(5,152)	(8,755)	-	-	-
Investment and other income	3	14	49	-	-	-	146	106	339

	3	14	49	(6,060)	(5,152)	(8,755)	25,092	21,398	31,579

Expenses
Exploration	-	-	-	-	-	-	191	153	132
Purchases of crude oil and products	-	-	-	(6,059)	(5,152)	(8,754)	14,811	11,934	18,865
Production and manufacturing	-	-	-	(1)	-	(1)	3,996	3,951	4,228
Selling and general (b)	84	83	(38)	-	-	-	1,070	1,106	1,038
Federal excise tax	-	-	-	-	-	-	1,316	1,268	1,312
Depreciation and depletion	8	8	8	-	-	-	747	781	728
Financing costs (note 13)	3	2	3	-	-	-	7	5	-

Total expenses	95	93	(27)	(6,060)	(5,152)	(8,755)	22,138	19,198	26,303

Income before income taxes	(92)	(79)	76	-	-	-	2,954	2,200	5,276

Income taxes (note 4)
Current	(47)	(35)	(27)	-	-	-	589	694	1,005
Deferred	20	25	44	-	-	-	155	(73)	393

Total income tax expense	(27)	(10)	17	-	-	-	744	621	1,398

Net income	(65)	(69)	59	-	-	-	2,210	1,579	3,878

Cash flow from (used in) operating activities	(139)	(106)	101	-	-	-	3,207	1,591	4,263

Capital and exploration expenditures	7	5	8	-	-	-	4,045	2,438	1,363

Property, plant and equipment
Cost	323	317	313	-	-	-	30,004	26,421	24,165
Accumulated depreciation and depletion	(135)	(127)	(119)	-	-	-	(14,099)	(13,569)	(12,917)

Net property, plant and equipment (c)	188	190	194	-	-	-	15,905	12,852	11,248

Total assets (d)	314	546	1,982	(326)	(347)	(174)	20,580	17,473	17,035

Notes to consolidated financial statements (continued)

(a)    Includes export sales to the United States, as follows:

millions of dollars	2010	2009	2008

Upstream	1,759	1,671	3,095
Downstream	1,227	1,266	1,685
Chemical	664	518	844

Total export sales	3,650	3,455	5,624

(b)	Consolidated selling and general expenses include delivery costs from final storage areas to customers of $280 million in 2010 (2009 - $276 million, 2008 - $314 million).
(c)	Includes property, plant and equipment under construction of $6,070 million (2009 - $2,927 million).
(d)	All goodwill has been assigned to the Downstream segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years.

4. Income taxes

	5,624	5,624	5,624
millions of dollars	2010	2009	2008

Current income tax expense	589	694	1,005
Deferred income tax expense (a)	155	(73)	393

Total income tax expense (b)	744	621	1,398

Statutory corporate tax rate (percent)	27.0	28.7	29.5
Increase/(decrease) resulting from:
Enacted tax rate change	-	0.2	-
Other	(1.8)	(0.7)	(3.0)

Effective income tax rate	25.2	28.2	26.5

(a)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2010, 2009 and 2008.
(b)	Cash outflow from income taxes, plus investment credits earned, was $603 million in 2010 (2009 – $1,330 million, 2008 – $1,101 million).

  Income taxes (charged)/credited directly to shareholders’ equity were:

	5,624	5,624	5,624
millions of dollars	2010	2009	2008

Post-retirement benefits liability adjustment:
Net actuarial loss/(gain)	74	160	102
Amortization of net actuarial (loss)/gain	(35)	(29)	(26)
Amortization of prior service cost	(4)	(4)	(5)

Total post-retirement benefits liability adjustment	35	127	71

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

	5,624	5,624	5,624
millions of dollars	2010	2009	2008

Depreciation and amortization	1,790	1,691	1,685
Successful drilling and land acquisitions	330	305	258
Pension and benefits	(414)	(427)	(312)
Site restoration	(224)	(233)	(202)
Capitalized interest	48	49	53
Other	16	11	7

Deferred income tax liabilities	1,546	1,396	1,489

LIFO inventory valuation	(450)	(403)	(301)
Other	(48)	(64)	(60)

Deferred income tax assets	(498)	(467)	(361)
Valuation allowance	-	-	-

Net deferred income tax liabilities	1,048	929	1,128

Notes to consolidated financial statements (continued)

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken on tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions will take many years to complete. It is difficult to predict the timing of resolution for tax positions, since such timing is not entirely within the control of the company. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2010	2009	2008

January 1 balance	165	150	170
Additions based on current year’s tax position	24	-	-
Additions for prior years’ tax positions	-	17	9
Reductions for prior years’ tax positions	(37)	(2)	(29)
Reductions due to lapse of the statute of limitations	(5)	-	-

December 31 balance	147	165	150

The 2010, 2009 and 2008 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2006 to 2009 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings for several years in the period 1994 to 2005. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2006 are expected to be resolved in 2011. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	(1,266)	(1,266)	(1,266)	(1,266)
	Pension benefits		Other post-retirement benefits
	2010	2009	2010	2009

Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	5.50	6.25	5.50	6.25
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars

Change in projected benefit obligation
Projected benefit obligation at January 1	5,056	4,136	426	372
Current service cost	102	80	5	4
Interest cost	307	303	24	26
Actuarial loss/(gain)	420	834	(11)	47
Benefits paid (a)	(323)	(297)	(23)	(23)

Projected benefit obligation at December 31	5,562	5,056	421	426

Accumulated benefit obligation at December 31	5,001	4,520

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2011 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2010	2009	2010	2009

Change in plan assets
Fair value at January 1	3,753	3,312
Actual return/(loss) on plan assets	393	520
Company contributions	421	180
Benefits paid (b)	(271)	(259)

Fair value at December 31	4,296	3,753

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(796)	(880)
Unfunded plans	(470)	(423)	(421)	(426)

Total (c)	(1,266)	(1,303)	(421)	(426)

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

Notes to consolidated financial statements (continued)

	Pension benefits			Other post-retirement benefits
millions of dollars	2010	2009	2008	2010	2009	2008

Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(21)	(23)	(22)	(26)	(24)	(23)
Other long-term obligations	(1,245)	(1,280)	(802)	(395)	(402)	(349)

Total recorded	(1,266)	(1,303)	(824)	(421)	(426)	(372)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	1,965	1,801	1,331	15	24	(25)
Prior service cost	43	59	77	-	-	-

Total recorded in accumulated other comprehensive income, before tax	2,008	1,860	1,408	15	24	(25)

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The 2010 long-term expected return of 7.00 percent used in the calculations of pension expense compares to an actual rate of return of 5.5 percent and 8.8 percent over the last 10- and 20-year periods ending December 31, 2010.

	1,245)	1,245)	1,245)	1,245)	1,245)	1,245)
	Pension benefits			Other post-retirement benefits
	2010	2009	2008	2010	2009	2008

Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	6.25	7.50	5.75	6.25	7.50	5.75
Long-term rate of return on funded assets	7.00	8.00	8.00	-	-	-
Long-term rate of compensation increase	4.50	4.50	3.50	4.50	4.50	3.50

millions of dollars

Components of net periodic benefit cost
Current service cost	102	80	94	5	4	6
Interest cost	307	303	271	24	27	25
Expected return on plan assets	(275)	(267)	(330)	-	-	-
Amortization of prior service cost	17	17	19	(1)	-	-
Recognized actuarial loss/(gain)	137	112	91	-	(2)	6

Net periodic benefit cost	288	245	145	28	29	37

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	302	581	446	(11)	47	(61)
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(137)	(112)	(91)	-	2	(5)
Prior service cost	-	-	-	-	-	-
Amortization of prior service cost included in net periodic benefit cost	(17)	(17)	(19)	1	-	-

Total recorded in accumulated other comprehensive income	148	452	336	(10)	49	(66)

Total recorded in net periodic benefit cost and accumulated other comprehensive income, before tax	436	697	481	18	78	(29)

Notes to consolidated financial statements (continued)

Costs for defined contribution plans, primarily the employee savings plan, were $37 million in 2010 (2009 - $36 million, 2008 - $33 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2010	2009	2008

(Charge)/credit to accumulated other comprehensive income, before tax	(138)	(501)	(270)
Deferred income tax (charge)/credit (note 4)	35	127	71

(Charge)/credit to accumulated other comprehensive income, after tax	(103)	(374)	(199)

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. Consistent with the long-term nature of the liability, the plan assets are primarily invested in global, market-cap-weighted indexed equity and domestic indexed bond funds to diversify risk while minimizing costs. The equity funds hold Imperial Oil stock only to the extent necessary to replicate the relevant equity index. The balance of the plan assets is largely invested in high-quality corporate and government debt securities. Studies are periodically conducted to establish the preferred target asset allocation. The target asset allocation for equity securities is 55 percent. The target allocation for debt securities is 40 percent. Plan assets for the remaining 5 percent are invested in venture capital partnerships that pursue a strategy of investment in U.S. and international early stage ventures.

The 2010 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2010, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)			Significant unobservable inputs (Level 3)

Asset class
Equity securities
Canadian	1,078		1,078	(a	)
Non-Canadian	1,392		1,392	(a	)
Debt securities-Canadian
Corporate	439		439	(b	)
Government	1,229		1,229	(b	)
Asset backed	19		19	(b	)
Private mortgages	1					1	(c	)
Equities – Venture capital	110					110	(d	)
Cash	28	25	3	(e	)

Total plan assets at fair value	4,296	25	4,160			111

(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For private mortgages, fair value is estimated to equal the principal outstanding at measurement date.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Private mortgages	Venture capital

Fair value at January 1, 2010	2	95
Net realized gains/(losses)	(1)	(3)
Net unrealized gains/(losses)	1	2
Net purchases/(sales)	(1)	16

Fair value at December 31, 2010	1	110

The 2009 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2009, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)

Asset class
Equity securities
Canadian	918		918	(a)
Non-Canadian	1,218		1,218	(a)
Debt securities - Canadian
Corporate	386		386	(b)
Government	1,102		1,102	(b)
Asset backed	20		20	(b)
Private mortgages	2				2	(c)
Equities – Venture capital	95				95	(d)
Cash	12	9	3	(e)

Total plan assets at fair value	3,753	9	3,647		97

(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For private mortgages, fair value is based on market data and year-end surveys of active brokers.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Private mortgages	Venture capital

Fair value at January 1, 2009	2	112
Net realized gains/(losses)	-	(9)
Net unrealized gains/(losses)	-	(20)
Net purchases/(sales)	-	12

Fair value at December 31, 2009	2	95

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Other post-retirement	Other post-retirement
	Pension benefits
millions of dollars	2010	2009

For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	5,092	4,633
Accumulated benefit obligation	4,584	4,155
Fair value of plan assets	4,296	3,753
Accumulated benefit obligation less fair value of plan assets	288	402

For unfunded plans covered by book reserves:
Projected benefit obligation	470	423
Accumulated benefit obligation	416	365

Estimated 2011 amortization from accumulated other comprehensive income

millions of dollars	Pension benefits	Other post-retirement benefits

Net actuarial loss/(gain) (a)	156	2
Prior service cost (b)	16	-

(a)	The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

	Pension benefits	Other post-retirement benefits

2011	291	25
2012	299	25
2013	308	25
2014	319	25
2015	330	25
2016 - 2020	1,799	127

In 2011, the company expects to make cash contributions of about $350 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

	Other post-retirement	Other post-retirement
Increase/(decrease) millions of dollars	One percent increase	One percent decrease

Rate of return on plan assets:
Effect on net benefit cost, before tax	(40)	40

Discount rate:
Effect on net benefit cost, before tax	(55)	65
Effect on benefit obligation	(670)	825

Rate of pay increases:
Effect on net benefit cost, before tax	30	(30)
Effect on benefit obligation	155	(140)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease

Effect on service and interest cost components	3	(2)
Effect on benefit obligation	34	(28)

6. Other long-term obligations

millions of dollars	2010	2009

Employee retirement benefits (note 5)(a)	1,640	1,682
Asset retirement obligations and other environmental liabilities (b)	754	806
Share-based incentive compensation liabilities (note 8)	127	144
Other obligations	232	207

Total other long-term obligations	2,753	2,839

(a)	Total recorded employee retirement benefit obligations also include $47 million in current liabilities (2009 – $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $134 million in current liabilities (2009 – $114 million).

Asset retirement obligations incurred in the current period were “Level 3” (unobservable inputs) fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of dollars	2010	2009

January 1 balance	810	711
Additions	-	135
Accretion	48	42
Settlement	(85)	(78)

December 31 balance	773	810

7. Derivatives and financial instruments

The company did not enter into any derivative instruments to offset exposures associated with hydrocarbon prices, foreign currency exchange rates and interest rates that arose from existing assets, liabilities and transactions in the past three years. The company did not engage in speculative derivative activities or derivative trading activities nor did it use derivatives with leveraged features. The company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair values of the company’s financial instruments and the recorded book value. The fair value hierarchy for long-term debt is primarily Level 2 (observable input).

8. Share-based incentive compensation programs

Share-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the company’s future business performance and shareholder value.

Restricted stock units, deferred share units and incentive share units

Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon exercise, an amount equal to the five-day average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the exercise dates. Fifty percent of the units are exercised three years following the grant date, and the remainder are exercised seven years following the grant date. The company may also issue units where 50 percent of the units are exercisable five years following the grant date and the remainder are exercisable on the later of ten years following the grant date or the retirement date of the recipient. For units granted in 2004 to 2005, the exercise date has been changed from December 31 to December 4 for units exercised in 2007 and subsequent years. For units granted in 2004 and 2005 to be exercised subsequent to the company’s May 2006 three-for-one share split, the company has indicated that it will increase the cash payment or number of shares issued per unit, as the case may be, by a factor of three.

Notes to consolidated financial statements (continued)

The deferred share unit plan is made available to nonemployee directors. The nonemployee directors can elect to receive all or part of their directors’ fees in units. The number of units granted is determined at the end of each calendar quarter by dividing the dollar amount of the nonemployee director’s fees for that calendar quarter elected to be received as deferred share units by the average closing price of the company’s shares for the five consecutive trading days immediately prior to the last day of the calendar quarter. Additional units are granted based on the cash dividend payable on the company’s shares divided by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient, as adjusted for any share splits. Deferred share units cannot be exercised until after resignation as a director and must be exercised no later than December 31 of the year following resignation. On the exercise date, the cash value to be received for the units is determined based on the average closing price of the company’s shares for the five consecutive trading days immediately prior to the date of exercise, as adjusted for any share splits.

The company’s incentive share units give the recipient a right to receive cash equal to the amount by which the market price of the company’s common shares at the time of exercise exceeds the issue price of the units. These units were granted prior to 2002. The issue price of the units granted to recipients was the closing price of the company’s shares on the Toronto Stock Exchange on the grant date. Incentive share units are eligible for exercise up to 10 years from issuance. The last grant expires in 2011.

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

The company accounts for all units by using the fair-value-based method. The fair value of awards in the form of restricted stock, deferred share and incentive share units is the market price of the company’s stock. Under this method, compensation expense related to the units of these programs is measured each reporting period based on the company’s current stock price and is recorded in the consolidated statement of income over the requisite service period of each award.

The following table summarizes information about these units for the year ended December 31, 2010:

	Restricted stock units	Deferred share units	Incentive share units

Outstanding at January 1, 2010	10,229,977	75,770	4,423,695
Granted	1,820,528	9,949	-
Exercised	(2,139,844)	-	(2,226,345)
Forfeited and canceled	(10,303)	-	-

Outstanding at December 31, 2010	9,900,358	85,719	2,197,350

The compensation expense charged against income for these programs was $57 million and $59 million for the years ended December 31, 2010 and 2009, respectively, and there was a $33 million favourable adjustment to previously recorded compensation expenses for these programs in the year ended December 31, 2008. Income tax benefit recognized in income related to compensation expense for the years ended December 31, 2010 and 2009 was $27 million and $24 million, respectively, and income tax expense associated with the favourable adjustment to compensation expense for the year ended December 31, 2008 was $5 million. Cash payments of $152 million, $126 million and $115 million for these programs were made in 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $195 million of total before-tax unrecognized compensation expense related to nonvested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of nonvested restricted stock units is 3.9 years. All units under the incentive share and deferred share programs have vested as of December 31, 2010.

Notes to consolidated financial statements (continued)

Incentive stock options

In April 2002, incentive stock options were granted for the purchase of the company’s common shares. For units exercised subsequent to the company’s May 2006 three-for-one split, the company has indicated that it will give the option holders the right to purchase three shares for each original stock option granted. The exercise price is $15.50 per share (adjusted to reflect the three-for-one share split). All options have vested as of December 31, 2010. Any unexercised options expire after April 29, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.

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

The aggregate intrinsic value of stock options exercised was $5 million, $1 million and $17 million in the years ended December 31, 2010, 2009 and 2008, respectively, and for the outstanding stock options was $101 million as at December 31, 2010.

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

The following table summarizes information about stock options for the year ended December 31, 2010:

	Units	Exercise price (dollars)	Remaining contractual term (years)
Incentive stock options
Outstanding at January 1, 2010	4,240,830	15.50
Granted	-
Exercised	(207,084)	15.50
Forfeited and canceled	-

Outstanding at December 31, 2010	4,033,746	15.50	1.3

9. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	term (years)	term (years)	term (years)
millions of dollars	2010	2009	2008
Proceeds from asset sales	144	67	272
Book value of assets sold	49	22	31

Gain/(loss) on asset sales, before tax (a)	95	45	241

Gain/(loss) on asset sales, after tax (a)	80	38	209

(a)	2008 included a gain of $219 million ($187 million, after tax) from the sale of the company’s equity investment in Rainbow Pipe Line Co. Ltd.

Notes to consolidated financial statements (continued)

10. Litigation and other contingencies

A variety of claims have been made against Imperial Oil Limited and its subsidiaries in a number of lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavourable outcome is reasonably possible and which are significant, the company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.

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

	Payments due by period
millions of dollars	2011	2012	2013	2014	2015	After 2015	Total
Unconditional purchase obligations (a)	66	34	34	33	33	173	373

(a)	Undiscounted obligations of $373 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $78 million (2009 - $74 million, 2008 - $117 million). The present value of these commitments, excluding imputed interest of $86 million, totaled $287 million.

11. Common shares

thousands of shares	As at Dec. 31 2010	As at Dec. 31 2009
Authorized	1,100,000	1,100,000

From 1995 through 2009, the company purchased shares under fifteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2010, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to about 42 million shares, less shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below.

Year	Purchased shares (thousands)	Millions of dollars
1995 to 2008	890,434	15,021
2009	11,861	492
2010	208	8

Cumulative purchases to date	902,503	15,521

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

Notes to consolidated financial statements (continued)

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2008	903,263	1,600
Issued for cash under the stock option plan	434	7
Purchases at stated value	(44,295)	(79)

Balance as at December 31, 2008	859,402	1,528
Issued under employee share-based awards	58	1
Purchases at stated value	(11,861)	(21)

Balance as at December 31, 2009	847,599	1,508
Issued under employee share-based awards	208	3
Purchases at stated value	(208)	-

Balance as at December 31, 2010	847,599	1,511

The following table provides the calculation of basic and diluted earnings per share:

	Thousands of	Thousands of	Thousands of
	2010	2009	2008
Net income per common share – basic
Net income (millions of dollars)	2,210	1,579	3,878

Weighted average number of common shares outstanding (millions of shares)	847.6	849.8	882.6

Net income per common share (dollars)	2.61	1.86	4.39

Net income per common share - diluted
Net income (millions of dollars)	2,210	1,579	3,878

Weighted average number of common shares outstanding (millions of shares)	847.6	849.8	882.6
Effect of employee share-based awards (millions of shares)	6.6	6.9	6.4

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.2	856.7	889.0

Net income per common share (dollars)	2.59	1.84	4.36

12. Miscellaneous financial information

In 2010, net income included an after-tax gain of $38 million (2009 – $46 million gain, 2008 – $27 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2010 by $1,859 million (2009 – $1,579 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2010	2009
Crude oil	285	312
Petroleum products	180	186
Chemical products	52	53
Natural gas and other	10	13

Total inventories of crude oil and products	527	564

Research and development costs before investment tax credits in 2010 were $107 million (2009 – $98 million, 2008 – $83 million). These costs are included in expenses due to the uncertainty of future benefits. Investment tax credits earned on these expenditures were not significant.

Cash flow from operating activities included dividends of $9 million received from equity investments in 2010 (2009 – $14 million, 2008 – $11 million).

Notes to consolidated financial statements (continued)

13. Financing costs

millions of dollars	2010	2009	2008
Debt-related interest	6	5	8
Capitalized interest	(6)	(5)	(8)

Net interest expense	-	-	-
Other interest	7	5	-

Total financing costs (a)	7	5	-

(a)	Cash interest payments in 2010 were $12 million (2009 – $8 million, 2008 – $6 million). The weighted average interest rate on short-term borrowings in 2010 was 0.7 percent (2009 – 0.7 percent).

14. Leased facilities

At December 31, 2010, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totaling $270 million as indicated in the following table:

	Payments due by period
millions of dollars	2011	2012	2013	2014	2015	After 2015	Total
Lease payments under
minimum commitments (a)	61	49	44	40	37	39	270

(a)	Total rental expenditures incurred for operating leases in 2010 were $173 million (2009 – $129 million, 2008 – $149 million), which included minimum rental expenditures of $173 million (2009 - $128 million, 2008 - $140 million). Related rental income was not material.

15. Long-term debt

millions of dollars	As at Dec. 31 2010	As at Dec. 31 2009
Long-term debt (a)	500	-
Capital leases (b)	27	31

Total long-term debt	527	31

(a)	In 2010, the company borrowed $500 million under an existing agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.1 percent in 2010.
(b)	Capitalized lease obligations primarily relate to the capital lease for marine services, which are provided by the lessor commencing in 2004 for a period of 10 years, extendable for an additional five years. The average imputed rate was 11.2 percent in 2010 (2009 – 11.1 percent). Total capitalized lease obligations also include $4 million in current liabilities (2009 - $4 million). Principal payments on capital leases of approximately $4 million a year are due in each of the next five years.

In the third quarter of 2010, to support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $200 million that matures in July 2012. The company has not drawn on this facility.

Notes to consolidated financial statements (continued)

16. Accounting for suspended exploratory well costs

The company continues capitalization of exploratory well costs beyond one year after the well is completed if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project.

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2010	2009	2008
January 1 balance	45	-	-
Additions pending the determination of proved reserves	75	45	-
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	-	-	-

December 31 balance	120	45	-

Period end capitalized suspended exploratory well costs:

millions of dollars	2010	2009	2008
Capitalized for a period of one year or less	75	45	-

Capitalized for a period of between one and five years	45	-	-

Capitalized for a period of greater than one year	45	-	-

Total	120	45	-

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2010	2009	2008
Number of projects with first capitalized well drilled in the preceding 12 months	-	1	-
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	-	-

Total	1	1	-

The project with exploratory well costs capitalized for a period greater than 12 months as of December 31, 2010 has drilling in the preceding 12 months.

Notes to consolidated financial statements (continued)

17. Transactions with related parties

Revenues and expenses of the company also include the results of transactions with Exxon Mobil Corporation and affiliated companies (ExxonMobil) in the normal course of operations. These were conducted on terms as favourable as they would have been with unrelated parties and primarily consisted of the purchase and sale of crude oil, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada.

In addition, the company has existing agreements with ExxonMobil to:

a)	provide computer and customer support services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems;

b)	operate the Western Canada production properties owned by ExxonMobil as well as provide for the delivery of management, business and technical services to ExxonMobil in Canada. These agreements are designed to provide organizational efficiencies and to reduce costs. No separate legal entities were created from these arrangements. Separate books of account continue to be maintained for the company and ExxonMobil. The company and ExxonMobil retain ownership of their respective assets, and there is no impact on operations or reserves;

c)	provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil; and

d)	provide for equal participation in new upstream opportunities.

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.

As at December 31, 2010, the company had outstanding loans of $500 million (2009 - nil) from ExxonMobil (see note 15, long-term debt, on page 73 for further details).

As at December 31, 2010, the company had outstanding loans of $30 million (2009 - $33 million) to Montreal Pipe Line Limited, in which the company has an equity interest, for financing of the equity company’s capital expenditure programs and working capital requirements.

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 76 to 78 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales.

Beginning in 2009, the company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board (FASB) rules. These reserves were reported as mining proven reserves, separate from proved oil and gas reserves, prior to 2009. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standard measure of discounted future cash flows beginning in 2009. They were excluded in the 2008 calculations. Beginning in 2009, results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables. They were excluded in 2008.

Results of operations

millions of dollars	2010	2009	2008
Sales to customers (a)	2,094	1,887	3,343
Intersegment sales (a)(b)	3,165	2,822	1,297
	5,259	4,709	4,640
Production expenses	2,225	2,212	1,335
Exploration expenses	190	151	122
Depreciation and depletion	521	540	337
Income taxes	591	489	814
Results of operations (c)	1,732	1,317	2,032

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2010	2009	2008
Property costs (d)
Proved	-	-	-
Unproved	70	191	66
Exploration costs	260	233	133
Development costs	3,515	1,878	631
Total costs incurred in property acquisitions, exploration and development activities (e)	3,845	2,302	830

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

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Capitalized costs

millions of dollars	2010	2009
Property costs (d)
Proved	3,163	3,170
Unproved	526	482
Producing assets	12,253	11,847
Support facilities	254	237
Incomplete construction	5,785	2,710
Total capitalized cost	21,981	18,446
Accumulated depreciation and depletion	(9,733)	(9,332)
Net capitalized costs	12,248	9,114
(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 3 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	In 2009, the impact of including the company’s interests in Syncrude, Kearl and other unproved mineable acreages in results of operations was $1,625 million in sales and $308 million in earnings.
(d)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.
(e)	In 2009, costs incurred in property acquisitions, exploration and development activities included $1,464 million from the company’s interests in Syncrude, Kearl and other unproved mineable acreages.

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

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2010	2009	2008
Future cash flows	158,835	138,279	18,956
Future production costs	(62,051)	(58,057)	(13,558)
Future development costs	(16,920)	(20,893)	(4,642)
Future income taxes	(18,765)	(14,307)	(111)
Future net cash flows	61,099	45,022	645
Annual discount of 10 percent for estimated timing of cash flows	(39,848)	(31,647)	613
Discounted future cash flows	21,251	13,375	1,258

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	13,375	1,258	6,250
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(3,130)	(2,658)	(3,422)
Net changes in prices, development costs and production costs	4,217	9,856	(6,016)
Extensions, discoveries, additions and improved recovery, less related costs	(2)	1	25
Development costs incurred during the year	3,360	1,802	438
Revisions of previous quantity estimates (a)	4,085	7,265	1,460
Accretion of discount	998	178	689
Net change in income taxes	(1,652)	(4,327)	1,834
Net change	7,876	12,117	(4,992)
Balance at end of year	21,251	13,375	1,258
(a)	Discounted future net cash flows associated with the first time reporting of the company’s share of proved reserves from Syncrude and Kearl in 2009 were $6,149 million.

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Net Proved Reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2008	82	635	-	717	905
Revisions	(8)	45	-	(66)	(67)
Improved recovery	-	-	-	(1)	(1)
(Sale)/purchase of reserves in place	-	-	-	-	-
Discoveries and extensions	-	4	-	25	26
Production	(10)	(91)	-	(45)	(70)
End of year 2008	64	593	-	630	793

Revisions	8	98	715	1,075	1,814
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(1)	-	-	-
Discoveries and extensions	-	-	-	-	-
Production	(9)	(100)	(24)	(44)	(94)
End of year 2009	63	590	691	1,661	2,513

Revisions	2	80	14	96	125
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(2)	-	-	-
Discoveries and extensions	-	1	-	-	-
Production	(8)	(93)	(24)	(42)	(89)
End of year 2010	57	576	681	1,715	2,549

Net Proved Developed Reserves included above, as of
January 1, 2008	82	539	-	483	655
December 31, 2008	63	513	-	425	574
December 31, 2009	62	526	691	468	1,309
December 31, 2010	56	507	681	519	1,340

Net Proved Undeveloped Reserves included above, as of
December 31, 2009	1	64	-	1,193	1,204
December 31, 2010	1	69	-	1,196	1,209
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs).
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2008, 2009 and 2010. 2009 and 2010 year-end oil and gas reserves are reported in accordance with the definitions under the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X.

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

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

In accordance with SEC rules, the 2009 and 2010 year-end oil and gas reserves volumes as well as the reserves change categories for 2009 and 2010 shown in the proved reserves tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. The year-end oil and gas reserves volumes for 2008 as well as the reserve change categories for 2008 shown in the reserves table were calculated using December 31 prices and costs. These reserves quantities were also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow.

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

In 2010, the quantities shown in the revisions category under natural gas and bitumen proved reserves were due mainly to infill drilling and additional production performance data.

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

Net proved developed reserves are those volumes that are expected to be recovered through existing wells and facilities with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well or facility. Net proved undeveloped reserves are those volumes that are expected to be recovered as a result of future investments to drill new wells, to recomplete existing wells and/or to install facilities to collect and deliver the production from existing and future wells and facilities.

In accordance with SEC rules, beginning with 2009 year-end, bitumen extracted through mining activities and hydrocarbons from other non-traditional resources are permitted to be reported as oil and gas reserves.

The rules in 2009 also adopted a reliable technology definition that permits reserves to be added based on technologies that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated.

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2010				2009
	three months ended				three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Financial data (millions of dollars)
Total revenues and other income	6,166	6,139	5,851	6,936	4,670	5,303	5,561	5,864
Total expenses	5,515	5,457	5,283	5,883	4,268	5,009	4,802	5,119
Income before income taxes	651	682	568	1,053	402	294	759	745
Income taxes	175	165	150	254	113	85	212	211
Net income	476	517	418	799	289	209	547	534

Segmented net income (millions of dollars)
Upstream	444	446	348	526	142	252	439	491
Downstream	39	68	69	266	202	(38)	62	52
Chemical	(1)	22	23	25	3	8	19	16
Corporate and other	(6)	(19)	(22)	(18)	(58)	(13)	27	(25)
Net income	476	517	418	799	289	209	547	534

Per-share information (dollars)
Net earnings – basic	0.56	0.61	0.49	0.95	0.34	0.25	0.64	0.63
Net earnings – diluted	0.56	0.60	0.49	0.94	0.33	0.25	0.64	0.62
Dividends (declared quarterly)	0.10	0.11	0.11	0.11	0.10	0.10	0.10	0.10

Share prices (dollars) (b)
Toronto Stock Exchange
High	41.70	43.50	41.58	41.09	46.48	49.11	44.33	44.80
Low	37.75	38.54	37.76	36.95	35.95	40.35	38.35	38.50
Close	39.23	38.78	38.99	40.58	45.80	45.12	40.75	40.66

NYSE Amex (U.S. dollars) (b)
High	40.29	43.54	43.54	41.08	38.00	42.98	40.93	43.13
Low	35.18	35.66	35.18	35.98	28.44	33.61	34.61	36.16
Close	38.87	36.42	37.82	40.52	36.05	38.46	38.03	38.66

Shares traded (thousands) (c)	46,183	56,757	53,038	56,210	107,148	88,093	62,764	60,050
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE Amex LLC. Imperial has unlisted privileges on the NYSE Amex LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated.

Included in these tables is information relating to the directors’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings as of February 11, 2011, the effective date of this circular.

  Krystyna T. Hoeg

Toronto, Ontario, Canada

Age: 61

Current Position:

Nonemployee director

Independent

Director since May 1, 2008

Areas of Expertise:

  • Leadership of large organizations

  • Project management

  • Strategy development

  • Audit committee financial expert

  • Financial risk management

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm of Touche Ross. She is currently a director of Sun Life Financial Inc., Shoppers Drug Mart Corporation, Canadian Pacific Railway Limited and Canadian Pacific Railway Company, and is also a director of Ganong Brothers Limited and Samuel, Son & Co. Limited, both of which are privately owned corporations. Ms. Hoeg sits on the board of the Toronto East General Hospital.

Board and Committee Membership				Attendance in 2010

Imperial Oil Limited board

Audit committee

Executive resources committee (Chair)

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee (a)

Imperial Oil Foundation board (a)

Annual meeting of shareholders

				9 of 9 5 of 5 8 of 8 4 of 4 5 of 5 1 of 1 3 of 3 1 of 1	100% 100% 100% 100% 100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
0	8,373		6,000	14,373	645,060
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
0		0	0		0
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Public Company Directorships in the Past Five Years

• Sun Life Financial Inc. (2002 – Present)

• Shoppers Drug Mart Corporation (2006 – Present)

• Canadian Pacific Railway Limited (2007 – Present)

• Canadian Pacific Railway Company (2007 – Present)

• Cineplex Galaxy Income Fund (2006 – 2010)

• Corby Distilleries (1996 – 2007)

Other Positions in the Past Five Years (position, date office held and status of employer)
• President and chief executive officer, Corby Distilleries (1996 – 2007)

    Bruce H. March

Calgary, Alberta, Canada

Age: 54

Current Position: Chairman, president and chief executive officer, Imperial Oil Limited

Not independent

Director since January 1, 2008

Areas of Expertise:

  • Leadership of large organizations

  • Operations/technical

  • Project management

  • Global experience

  • Strategy development

  • Financial risk management

Mr. March is currently chairman, president and chief executive officer of Imperial Oil Limited. Mr. March has worked for Mobil Oil Corporation and Exxon Mobil in refining, supply and upstream project development assignments in the United States and Europe. In his previous position, he was the director of refining Europe/Africa/Middle East with ExxonMobil Petroleum and Chemicals BVBA in Brussels, Belgium.

Board and Committee Membership				Attendance in 2010*
Imperial Oil Limited board (Chair) Contributions committee (a) Imperial Oil Foundation board (a) Annual meeting of shareholders (* became a director of the Imperial Oil Foundation on May 25, 2010)				9 of 9 1 of 1 2 of 2 1 of 1	100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
5,000 <0.01%	0		133,000	138,000	6,193,440
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
31,311 (<0.01%)		23,850	55,161		4,524,120
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
2000 - 2001	2010 - 2011	41,800	Various	5,391	243,979
Public Company Directorships in the Past Five Years
None
Other Positions in the Past Five Years (position, date office held and status of employer)

• President, Imperial Oil Limited (January to April 2008)

• Director, refining Europe/Africa/Middle East, ExxonMobil Petroleum and Chemicals BVBA

  (2007 – 2008) (Affiliate)

• Project executive, Qatar Gas to Liquids project, ExxonMobil Development Company

  (2006 – 2007) (Affiliate)

     Jack M. Mintz

Calgary, Alberta, Canada

Age: 59

Current Position:

Nonemployee director

Independent

Director since April 21, 2005

Areas of Expertise:

  • Global experience

  • Strategy development

  • Government relations

  • Academic/research

Dr. Mintz is currently the Palmer Chair in Public Policy for the University of Calgary. Prior to that he was a professor at the Joseph L. Rotman School of Management at the University of Toronto from 1989. Dr. Mintz is a director of Brookfield Asset Management, Morneau Shepell Inc. and the Royal Ontario Museum. Dr. Mintz has published widely in the fields of public economics and fiscal federalism and has frequently published articles in national newspapers and magazines.

Board and Committee Membership				Attendance in 2010

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee (Chair)

Nominations and corporate governance committee

Contributions committee (a)

Imperial Oil Foundation board (a)

Annual meeting of shareholders

				9 of 9 5 of 5 8 of 8 4 of 4 5 of 5 1 of 1 3 of 3 1 of 1	100% 100% 100% 100% 100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
1,000 (<0.01%)	7,871		10,000	18,871	846,930
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
0		0	0		0
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Public Company Directorships in the Past Five Years
• Brookfield Asset Management Inc. (formerly Brascan Corporation) (2002 – Present) • Morneau Shepell Inc. (2010 - Present) • CHC Helicopter Corporation (2004 – 2008)
Other Positions in the Past Five Years (position, date office held and status of employer)

• Palmer Chair in Public Policy, University of Calgary (2008 – Present)

• President, chief executive officer, C.D. Howe Institute (1999 – 2006)

• Professor, Joseph L. Rotman School of Management, University of Toronto (1989 – 2007)

   Robert C. Olsen

Houston, Texas, United

States of America

Age: 60

Current Position: Executive
vice-president, ExxonMobil

Production Company

Not independent

Director since May 1, 2008

Areas of Expertise:

  — Leadership of large organizations

   — Operations/technical

  — Project management

   — Global experience

  — Strategy development

Mr. Olsen is the executive vice-president of the ExxonMobil Production Company with responsibility for ExxonMobil’s global oil and gas producing operations. He is located in Houston, Texas. Mr. Olsen has worked for ExxonMobil in a range of upstream management assignments in the United States, Asia, Russia, Australia, and Europe. In his previous position, he was located in London as chairman and production director of ExxonMobil International Limited with responsibility for the company’s producing businesses in Europe, the Caspian and Russia.

Board and Committee Membership				Attendance in 2010

Imperial Oil Limited board

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee (a)

Imperial Oil Foundation board (a)

Annual meeting of shareholders

				9 of 9 8 of 8 4 of 4 5 of 5 1 of 1 3 of 3 1 of 1	100% 100% 100% 100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
9,000 (<0.01%)	0		0	9,000	403,920
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
139,437 (<0.01%)		199,450	338,887		27,794,375
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
2000 - 2001	2010 - 2011	124,000	various	24,307	1,100,055
Public Company Directorships in the Past Five Years
None
Other Positions in the Past Five Years (position, date office held and status of employer)
— Executive vice president, Exxon Mobil Production Company (2008 – Present) — Chairman and production director, ExxonMobil International Limited (2004 – 2008)

David S. Sutherland

Waterloo, Ontario

Age: 61

Current Position:

Nonemployee director

Independent

Director since April 29, 2010

Areas of Expertise:

  • Leadership of large organizations

  • Operations/technical

  • Global experience

  • Strategy development

  • Audit committee financial expert

  • Scientific background

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is a director of GATX Corporation, United States Steel Corporation and a member of the Board of Governors of the University of Saskatchewan. Mr. Sutherland is a former chairman of the American Iron and Steel Institute and served as a member of the board of directors of the Steel Manufacturers Association, the International Iron and Steel Institute, the Canadian Steel Producers Association and the National Association of Manufacturers.

Board and Committee Membership				Attendance in 2010 *

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee (Chair) (a)

Imperial Oil Foundation board (Chair) (a)

Annual meeting of shareholders

(* became a director and was appointed to all committees on April 29, 2010)

				6 of 6 2 of 2 4 of 5 1 of 3 2 of 3 1 of 1 2 of 2 1 of 1	100% 100% 80% 33% 66% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
35,000 (<0.01%)	2,218		2,000	39,218	1,760,104
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
5,450 (<0.01%)		0	5,450		446,991
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Public Company Directorships in the Past Five Years
• IPSCO Inc. (2002 – 2007) • GATX Corporation (2007 - Present) • United States Steel Corporation (2008 – Present) • ZCL Composites Inc. (2008 – 2010)
Other Positions in the Past Five Years (position, date office held and status of employer)
• President and chief executive officer, IPSCO Inc (2002 – 2007)

Sheelagh D. Whittaker

London, England

Age: 63

Current Position:

Nonemployee director

Independent

Director since April 19, 1996

Areas of Expertise:

  • Leadership of large organizations

  • Global experience

  • Strategy development

  • Audit committee financial expert

  • Information technology

Ms. Whittaker spent much of her early business career as director and partner with The Canada Consulting Group, now Boston Consulting Group. From 1989 she was president and chief executive officer of Canadian Satellite Communications (Cancom). In 1993, Ms. Whittaker joined Electronic Data Systems of Plano, Texas, then one of the world’s foremost providers of information technology services. Initially spending several years as president and chief executive officer of EDS Canada, Ms. Whittaker then undertook other key leadership roles globally, ultimately serving the company as managing director, United Kingdom, Middle East and Africa, until her retirement from EDS in November 2005. Ms. Whittaker is also a non-executive director of Standard Life plc.

Board and Committee Membership				Attendance in 2010

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee (Chair)

Contributions committee (a)

Imperial Oil Foundation board (a)

Annual meeting of shareholders

				9 of 9 5 of 5 8 of 8 4 of 4 5 of 5 1 of 1 3 of 3 1 of 1	100% 100% 100% 100% 100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
9,200 (<0.01%)	37,198		11,500	57,898	2,598,462
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
0		0	0		0
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Public Company Directorships in the Past Five Years
• Standard Life plc (2009 – Present) • CanWest Mediaworks Income Fund (2005 – 2007)
Other Positions in the Past Five Years (position, date office held and status of employer)
• No other positions held in the last five years.

Victor L. Young, O.C.

St. John’s, Newfoundland and Labrador, Canada

Age: 65

Current Position:

Nonemployee director

Independent

Director since April 23, 2002

Areas of Expertise:

  • Leadership of large organizations

  • Project management

  • Strategy development

  • Audit committee financial expert

  • Financial risk management

  • Government relations

From November 1984 until May 2001, Mr. Young served as chairman and chief executive officer of Fishery Products International Limited, a frozen seafood products company. Mr. Young is a director of McCain Foods Limited, Royal Bank of Canada and RBC Dexia Investor Services Trust. Mr. Young is past chair of the Royal Commission set up to review how Newfoundland and Labrador might renew and strengthen its place in Canada. Mr. Young was appointed an Officer of the Order of Canada in 1996.

Board and Committee Membership				Attendance in 2010

Imperial Oil Limited board

Audit committee (Chair)

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee (a)

Imperial Oil Foundation board (a)

Annual meeting of shareholders

				9 of 9 5 of 5 8 of 8 4 of 4 5 of 5 1 of 1 3 of 3 1 of 1	100% 100% 100% 100% 100% 100% 100% 100%
Imperial Oil Limited Securities Held (b) (c) (d) (g)
Common Shares (% of class)	Deferred Share Units (DSU)		Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
15,250 (<0.01%)	7,767		11,500	34,517	1,549,123
Imperial Oil Limited Options Held (e) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Imperial Oil Limited Incentive Share Units Held (f) (g)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Units	Total Value of Unexercised Units ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (b) (d) (h)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
0		0	0		0
Exxon Mobil Corporation Options Held (h)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Public Company Directorships in the Past Five Years
• Bell Aliant Regional Communications Income Fund (2002 – 2010) (before July 2006 member of the board of Aliant Inc.) • BCE Inc. (1995 – 2010) • Royal Bank of Canada (1991 – Present)
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years

Footnotes to Directors Tables on pages 84 through 90:

(a)	The contributions committee was established on September 28, 2010. The committee has assumed the oversight responsibilities of the Imperial Oil Foundation. After September 28, 2010, the Imperial Oil Foundation was no longer treated as a board committee.
(b)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company, has been provided by the nominees individually.
(c)	The company’s plan for restricted stock units for nonemployee directors is described on page 103. The company’s plan for deferred share units for nonemployee directors is described on page 103. The company’s plan for restricted stock units for selected employees is described on page 112.
(d)	The numbers for the company’s restricted stock units and deferred share units represent the total of the restricted stock units and deferred share units received in 2006 through 2010 after the three-for-one share split in May 2006, plus three times the number of restricted stock units and deferred share units granted before the share split and still held by the director. The numbers for Exxon Mobil Corporation restricted stock include restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(e)	The number for stock options represents the total number of shares that may be purchased at the exercise price of $15.50 after the three-for-one share split in May 2006.
(f)	The number for incentive share units has been increased to reflect the three-for-one share split in May 2006.
(g)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units, unexercised options and unexercised incentive share units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $44.88 on February 11, 2011.
(h)	The value for Exxon Mobil Corporation common shares, restricted stock and unexercised options is based on the closing price for Exxon Mobil Corporation common shares of $82.82 U.S., which is converted to Canadian dollars at the noon rate of exchange of $0.9903 provided by the Bank of Canada for February 11, 2011.

Director qualification and selection

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

•	Experience in leadership of businesses or other large organizations (leadership of large organizations)

•	Operations/technical experience (operations/technical)

•	Project management experience (project management)

•	Experience in working in a global work environment (global experience)

•	Experience in development of business strategy (strategy development)

Other Expertise

•	Audit committee financial expert (see the financial expert section in the audit committee chart on page 95)

•	Expertise in management of financial risk (financial risk management)

•	Expertise in managing relations with government (government relations)

•	Experience in academia or in research (academic/research)

•	Expertise in information technology (information technology)

•	Scientific background (scientific background)

The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The process for selection is described in paragraph 9(a) of the Board of Directors Charter attached as Appendix B. When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 9(b) of the Board of Directors Charter. The committee maintains a list of potential director candidates for future consideration and reviews such list annually.

The current nominees for election as director collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of work experience and expertise for each of the nominees for election as directors can be found in each of the directors tables on pages 84 through 90 of this circular.

Director orientation, education, development, tenure and

performance assessment

Orientation, education and development

The vice-president, general counsel and corporate secretary organizes an orientation program for all new directors that includes a detailed briefing by members of management on all significant areas of the company’s operations. They also receive a comprehensive board manual which contains a record of historical information about the company, the charters of the board and its committees and other relevant company business information.

Continuing education is provided to board members by regular presentations by senior management on the main areas of company business. In August or September of each year, the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In September 2010, the board visited the ExxonMobil upstream research centre in Houston, Texas, U.S.A. Other continuing education events in 2010, presented to all directors, included a review of best practices in corporate governance, a review of deep water drilling, a water conservation review and a review of enterprise risk management.

Members of the board also receive an extensive package of materials prior to each board meeting that provides a comprehensive summary on each of the items to be discussed. Similarly, the committee members also receive materials prior to each committee meeting on each of the items being discussed by that particular committee.

As part of its annual assessment process, the board members are canvassed as to whether there are any additional topics that they would like to see addressed by the board or committee. In addition, the directors meet prior to most regularly scheduled board meetings providing the opportunity for informal discussion. In some cases, where senior management is present, these gatherings provide the opportunity for a review of selected topics of interest.

Tenure

Collectively, the seven nominees for election as directors have 40 years of experience on the company’s board and individually, the years of service range from one to 15 years. The board charter provides that incumbent directors will not be renominated if they have attained the age of 70, except under exceptional circumstances at the request of the chief executive officer. The following chart shows the current years of service of the members of the board of directors.

Board performance assessment

The board and its committees are assessed on an annual basis, as well as the performance of the directors. In 2010, the directors provided their written response to a series of questions to evaluate the responsibility and effectiveness of the board and its committees. This response formed the basis for a discussion with the nominations and corporate governance committee at its February 1, 2011 meeting to review the effectiveness of the board and its committees. Given the small board size, the directors are able to provide continuous peer performance feedback as required. The committee also assesses the company’s response to issues raised in the previous year’s survey.

Independence of the directors

The current board is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company. Based on the directors’ response to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. As chairman, president and chief executive officer, B.H. March is not considered to be independent and R.C. Olsen is also a non-independent director as he is an employee of ExxonMobil Production Company. The board believes that B.H. March’s extensive knowledge of the company’s business is beneficial to the other directors and his participation as a director enhances the effectiveness of the board. The company believes that R.C. Olsen, although deemed non-independent under the relevant standards by virtue of his employment with ExxonMobil Production Company, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status
K.T. Hoeg		✓
B.H. March	✓		✓	B.H. March is chairman, president and chief executive officer of Imperial Oil Limited.
J.M. Mintz		✓
R.C. Olsen			✓	R.C. Olsen is executive vice-president of ExxonMobil Production Company.
D.S. Sutherland		✓
S.D. Whittaker		✓
V.L. Young		✓

Board and committee structure

Leadership structure

The company has chosen to combine the positions of chairman, president and chief executive officer. B.H. March currently holds these positions. The company does not have a lead director. While the chairman of the board is not an independent director, S.D. Whittaker, chair of the executive sessions, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions of the board, and reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties. The position description of the chair of the executive sessions is described in paragraph 8(3) of the Board of Directors Charter attached as Appendix B.

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2010. The purposes of the executive sessions of the board include the following:

•	Raising substantive issues that are more appropriately discussed in the absence of management;

•	Discussing the need to communicate to the chairman of the board any matter of concern raised by any committee or director;

•	Addressing issues raised but not resolved at meetings of the board and assessing any follow-up needs with the chairman of the board;

•

Discussing the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties, and advising the chairman of the board of any changes required; and

•	Seeking feedback about board processes.

In camera sessions of the board committees

Various committees also regularly hold in camera sessions without management present. The audit committee regularly holds private sessions of the committee members as well as private meetings of the committee with each of the external auditor, the internal auditor and senior management following every regularly scheduled committee meeting. Similarly, the nominations and corporate governance committee has also held in camera sessions without management present.

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. R.C. Olsen is also a member of each committee, with the exception of the audit committee which is composed entirely of independent directors. B.H. March is also a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found at Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

•	audit committee,

•	executive resources committee,

•	environment, health and safety committee,

•	nominations and corporate governance committee, and

•	contributions committee.

The following tables provide additional information about the role of the board and its five committees:

Board of Directors

Mandate	The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix B of this circular.
Directors

 • B.H. March (Chair)

 • K.T. Hoeg

 • J.M. Mintz

 • R.C. Olsen

 • R. Phillips (Director until April 29, 2010)

 • P.A. Smith (Director until April 29, 2010)

 • D.S. Sutherland (Director since April 29, 2010)

 • S.D. Whittaker

 • V.L. Young

Highlights

 • significant role in progressing Kearl project

 • monitored and reviewed other long-term growth projects (Horn River, Nabiye)

 • review of enterprise risk management

 • review of deep water drilling risk

 • ExxonMobil upstream research centre review reinforced the importance of research

Role in Risk Management	The chairman, president and chief executive officer is charged with identifying, for review with the board of directors, the principal risks of the corporation’s business, and ensuring appropriate systems are in place to manage such risks. The company’s financial, execution and operational risk rests with corporate and business management and the company is governed by well-established risk management systems. The board of directors carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions.
Disclosure Policy	The company is committed to full, true and plain public disclosure of all material information in a timely manner, in order to keep security holders and the investing public informed about the company’s operations. The full details of the corporate disclosure policy can be found on the company’s internet site at www.imperialoil.ca.
Independence	The current board of directors is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company.

Audit Committee

Mandate	The role of the audit committee includes assisting the board in overseeing the integrity of the company’s financial statements, the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls; reviewing the adequacy of the company’s insurance program; approving any changes in accounting principles and practices; reviewing the results of monitoring activity under the company’s business ethics compliance program and reviewing senior management’s expense accounts. The formal mandate of the audit committee can be found within the Audit Committee Charter in Appendix B of this circular.
Members	• • • • • •	V.L. Young (chair) S.D. Whittaker (vice-chair) K.T. Hoeg J.M. Mintz R. Phillips (member until April 29, 2010) D.S. Sutherland (member since April 29, 2010)
Highlights	• • • • • •

reviewed the interim and annual financial statements and MD&A reviewed and assessed the results of the internal auditor’s audit program reviewed and assessed the external auditor plan and fees

reviewed the committee’s mandate and committee self-assessment received a presentation on Exxon Mobil Corporation’s global audit program met in camera without management present at every meeting and also separately with the internal auditor and the external auditor at all meetings.

Financial Expert	The company’s board of directors has determined that K.T. Hoeg, D.S. Sutherland, S.D. Whittaker and V.L. Young meet the definition of “audit committee financial expert”. The SEC has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification. All members of the audit committee are financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE Amex LLC.
Role in Risk Management	The audit committee also has an important role in risk management. It annually receives updates from management on the company’s risk management systems, including credit risk. It reviews financial statements and results of internal and external audit results.
Independence	The audit committee is composed entirely of independent directors. All members met board approved independence standards as that term is defined in Multilateral Instrument 52-110 Audit Committees, the Securities and Exchange Commission (SEC) rules and the listing standards of the NYSE Amex LLC, a subsidiary of NYSE Euronext and the New York Stock Exchange.

Executive Resources Committee

Mandate	The executive resources committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers reporting directly to that position. In addition to compensation matters, the committee is also responsible for succession plans and appointments to senior executive and officer positions, including the chief executive officer. The formal mandate of the executive resources committee can be found within the Executive Resources Committee Charter in Appendix B of this circular.
Members

•  K.T. Hoeg (chair)

•  V.L. Young (vice-chair)

•  J.M. Mintz

•  R.C. Olsen

•  R. Phillips (member until April 29, 2010)

•  D.S. Sutherland (member since April 29, 2010)

•  S.D. Whittaker

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Highlights	• reviewed succession plans for senior executive positions • reviewed and approved compensation for senior executive positions • appointed two senior vice-president positions
Independence	The members of the executive resources committee are independent, with the exception of R.C. Olsen.

Environment, Health and Safety Committee

Mandate	The role of the environment, health and safety committee is to review and monitor the company’s policies and practices in matters of the environment, health and safety and to monitor the company’s compliance with legislative, regulatory and corporate standards in these areas. The committee monitors trends and reviews current and emerging public policy in this area. The formal mandate of the environment, health and safety committee can be found within the Environment, Health and Safety Committee Charter in Appendix B of this circular.
Members	• J.M. Mintz (chair) • D.S. Sutherland (member since April 29, 2010) (vice-chair) • K.T. Hoeg • R.C. Olsen • R. Phillips (member until April 29, 2010) • S.D. Whittaker • V.L. Young
Highlights

•  contractor and employee safety performance review

•  water conservation review

•  annual emissions and managing systems performance review

•  balancing energy development and environmental performance improvements

•  occupational health review

•  property management and remediation review

•  public policy review

•  emergency response review

Role in Risk Management	The environment, health and safety committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas. The committee receives regular reports from management on these matters.
Independence	The members of the environment, health and safety committee are independent, with the exception of R.C. Olsen.

Nominations and Corporate Governance Committee

Mandate	The role of the nominations and corporate governance committee is to oversee issues of corporate governance as they apply to the company, including the overall performance of the board, review potential nominees for directorship and review the charters of the board and any of its committees. The formal mandate of the nominations and corporate governance committee can be found within the Nominations and Corporate Governance Committee Charter in Appendix B of this circular.
Members	• S.D. Whittaker (chair) • J.M. Mintz (vice-chair) • K.T. Hoeg • R.C. Olsen • R. Phillips (member until April 29, 2010) • D.S. Sutherland (member since April 29, 2010) • V.L. Young
Highlights	• corporate governance review • review of the committee mandate and its effectiveness • director search update • approved statement of corporate governance practice
Independence	The members of the nominations and corporate governance committee are independent, with the exception of R.C. Olsen.

Contributions Committee

Mandate	The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.
Members	• • • • • • •	D.S. Sutherland (chair) K.T. Hoeg (vice-chair) B.H. March J.M. Mintz R.C. Olsen S.D. Whittaker V.L. Young
Highlights	• • •

contributions committee established on September 28, 2010

contribution of $6 million in grants to various charities involved in education, environmental research and conservation initiatives, community and civic grants and projects supporting aboriginal communities

	•	presentation by grant recipients on how the funding has supported the program
Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of B.H. March and R.C. Olsen.

The Imperial Oil Foundation is a not-for-profit corporation incorporated under the Canada Corporations Act and, until the establishment of the contributions committee on September 28, 2010, it oversaw the company’s charitable contributions program. The company’s contributions program is aimed at enhancing the quality of life in communities where the company has a significant presence, with particular emphasis on education and youth. The Foundation has registered charity status under Quebec and federal income tax legislation. As a not-for-profit corporation, the Foundation is a corporation of members, not of shareholders. The company is the sole member.

Committee memberships of the directors

The chart below shows the company’s current committee memberships and the chair of each committee.

Director	Board committees

	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee (d)
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
B.H. March (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
R.C. Olsen (a)	✓	-	✓	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓
(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE Amex LLC.
(c)	Audit committee financial experts under US regulatory requirements.
(d)	The contributions committee was established on September 28, 2010. The committee has assumed the oversight responsibilities of the Imperial Oil Foundation. After September 28, 2010, the Imperial Oil Foundation was no longer treated as a board committee.

Number of meetings and director attendance in 2010

The chart below shows the number of board, committee and annual meetings held in 2010.

Number of meetings

Board or committee	Number of meetings held in 2010
Imperial Oil Limited board (a)	9
Audit committee	5
Executive resources committee (b)	8
Environment, health and safety committee	4
Nominations and corporate governance committee	5
Contributions committee (c)	1
Imperial Oil Foundation board (c)	3
Annual meeting of shareholders	1
(a)	There were eight regularly scheduled board meetings and one special board meeting. All special board meetings were held by telephone conference.
(b)	There were five regularly scheduled executive resources committee meetings and three special committee meetings held on regularly scheduled board days.
(c)	The contributions committee was established on September 28, 2010. The committee has assumed the oversight responsibilities of the Imperial Oil Foundation. After September 28, 2010, the Imperial Oil Foundation was no longer treated as a board committee.

Director attendance

The following two charts provide a summary of the attendance record of each of the directors in 2010. The attendance record of each director nominee is also set out in his or her biographical information on pages 84 through 90. The attendance charts also provide an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Imperial Oil Foundation	Annual meeting	Total	Percentage by director
K.T. Hoeg	9 of 9	5 of 5	8 of 8 (chair)	4 of 4	5 of 5	1 of 1	3 of 3	1 of 1	36 of 36	100%
B.H. March	9 of 9 (chair)	-	-	-	-	1 of 1	2 of 2	1 of 1	13 of 13	100%
J.M. Mintz	9 of 9	5 of 5	8 of 8	4 of 4 (chair)	5 of 5	1 of 1	3 of 3	1 of 1	36 of 36	100%
R.C. Olsen	9 of 9	-	8 of 8	4 of 4	5 of 5	1 of 1	3 of 3	1 of 1	31 of 31	100%
D.S. Sutherland (director since April 29, 2010)	6 of 6	2 of 2	4 of 5	1 of 3	2 of 3	1 of 1 (chair)	2 of 2 (chair)	1 of 1	19 of 23	82.6%
S.D. Whittaker	9 of 9	5 of 5	8 of 8	4 of 4	5 of 5 (chair)	1 of 1	3 of 3	1 of 1	36 of 36	100%
V.L. Young	9 of 9	5 of 5 (chair)	8 of 8	4 of 4	5 of 5	1 of 1	3 of 3	1 of 1	36 of 36	100%
Percentage by committee	100%	100%	97.7%	91.3%	96.4%	100%	100%	100%	207/211	Overall attendance percentage 98.1%

Attendance for directors who ceased to be directors in 2010

The following chart shows the attendance record of R. Phillips and P.A. Smith who retired from the board on April 29, 2010.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Imperial Oil Foundation	Annual meeting	Total	Percentage by director
R. Phillips	3 of 3	3 of 3	3 of 3	1 of 1	2 of 2	1 of 1	1 of 1	14 of 14	100%
P.A. Smith	3 of 3	-	-	-	-	1 of 1	1 of 1	5 of 5	100%

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

Director	Director since	Amount acquired since last report (February 12, 2010 to February 11, 2011)	Total holdings (includes common shares, deferred share units and restricted stock units)	Total at-risk value of total holdings (b) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	5,368	14,373	645,060	15,000	May 1, 2013
B.H. March (a)	January 1, 2008	46,400	138,000	6,193,440	15,000	Minimum requirement met
J.M. Mintz	April 21, 2005	2,724	18,871	846,930	15,000	Minimum requirement met
R.C. Olsen	May 1, 2008	3,000	9,000	403,920	15,000	May 1, 2013
D.S. Sutherland	April 29, 2010	24,218	39,218	1,760,104	15,000	Minimum requirement met
S.D. Whittaker	April 19, 1996	103	57,898	2,598,462	15,000	Minimum requirement met
V.L. Young	April 23, 2002	2,903	34,517	1,549,123	15,000	Minimum requirement met
(a)	Paragraph 10(b) of the Board of Directors Charter also provides that B.H. March, as chairman, president and chief executive officer shall, within three years of his appointment, acquire shares of the company, including common shares, deferred share units and restricted stock units, of a value of no less than five times his base salary. B.H. March has achieved this requirement.
(b)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 11, 2011 ($44.88).

Other public company directorships

The following table shows which current directors serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director	Other reporting issuers of which director is also a director	Committee appointments
K.T. Hoeg	Sun Life Financial Inc.	Audit committee (Chair)
Risk review committee
	Shoppers Drug Mart Corporation	Nominating and governance committee
	Canadian Pacific Railway Limited	Audit committee
Pension committee
	Canadian Pacific Railway Company	Audit committee
B.H. March	--	--
J.M. Mintz	Brookfield Asset Management Inc.	Audit committee
	Morneau Shepell Inc.	Compensation, nominating and corporate governance committee
R.C. Olsen	--	--
D.S. Sutherland	GATX Corporation	Compensation committee
Audit committee
	United States Steel Corporation	Compensation and organization committee
Corporate governance and public policy committee
S.D. Whittaker	Standard Life plc	Risk and capital committee
Remuneration committee
V.L. Young	Royal Bank of Canada	Audit committee (Chair)
Human resources committee

Interlocking directorships

There are currently no interlocking directorships among the director nominees listed in this circular.

Director compensation program

Philosophy and objectives

Director compensation elements are designed to:

—	ensure alignment with long-term shareholder interests;

—	provide motivation to promote sustained improvement in the company’s business performance and shareholder value;

—	ensure the company can attract and retain outstanding director candidates who meet the selection criteria outlined in section 9 of the Board of Directors Charter;

—	recognize the substantial time commitments necessary to oversee the affairs of the company; and

—	support the independence of thought and action expected of directors.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval.

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 103.

Compensation decision making process and considerations

The nominations and corporate governance committee relies on market comparisons with a group of 23 major Canadian companies with national and international scope and complexity. The company draws its nonemployee directors from a wide variety of industrial sectors, so a broad sample is appropriate for this purpose. The nominations and corporate governance committee does not target any specific percentile among comparator companies at which to align compensation for this group. The 23 comparator companies included in the benchmark sample are as follows:

Comparator companies for nonemployee directors
Bank of Montreal	Cenovus Energy Inc.	Sun Life Financial Inc.
Bank of Nova Scotia	EnCana Corporation	Suncor Energy Inc.
BCE Inc.	Husky Energy Inc.	Talisman Energy Inc.
Bombardier Inc.	Manulife Financial Corporation	TELUS Inc.
Canadian Imperial Bank of Commerce	Nexen Inc.	Thomson Reuters Corporation
Canadian National Railway Company	Potash Corporation	The Toronto-Dominion Bank
Canadian Natural Resources Limited	Power Financial Corporation	TransCanada Corporation
Canadian Pacific Railway Limited	Royal Bank of Canada

The nominations and corporate governance committee has agreed to use an external research firm to assemble the comparator data for the prior year in the second quarter of each year, so as to determine compensation for the upcoming July 1st – June 30th twelve month period. The committee has recommended compensation be maintained at current levels until at least July 1, 2011.

Director compensation details and components

Annual retainer

In 2010, the base cash retainer for nonemployee directors was $100,000 per year. Nonemployee directors were paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired (the ‘annual retainer’). Nonemployee directors were not paid a fee for attending board and committee meetings for each of the eight regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. One board meeting occurred outside of the eight regularly-scheduled meeting days.

Deferred share units

In 1998, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2010.

	Election for 2010 director fees in cash (%)	Election for 2010 director fees in deferred share units (%)
K.T. Hoeg	0	100
J.M. Mintz	50	50
R. Phillips (until April 29, 2010)	0	100
D.S. Sutherland (since April 29, 2010)	0	100
S.D. Whittaker	100	0
V.L. Young	75	25

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

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 112. In 2010, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

Director	Annual retainer for board membership ($)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (a)	Total value of deferred share units (DSU) ($) (b)	Total value of restricted stock units (RSU) ($) (c)	All other compen- sation ($) (d)	Total compen- sation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non- regularly scheduled meetings attended) ($)
K.T. Hoeg	100,000	20,000	10,000 (ERC)	2,000	1	2,000	2,000	130,000	74,640	4,190	210,830
J.M. Mintz	100,000	20,000	10,000 (EH&S)	2,000	1	2,000	67,000	65,000	74,640	7,373	214,013
R. Phillips (Director until April 29, 2010)	32,967	6,593	3,297 (ERC)	-	-		-	42,857	-	14,485	57,342
D.S. Sutherland (Director since April 29, 2010)	67,307	13,461	6,730 (CC)	2,000	1	2,000	2,000	87,498	74,640	217	164,355
S.D. Whittaker	100,000	20,000	10,000 (N&CG)	2,000	1	2,000	132,000	-	74,640	20,989	227,629
V.L. Young	100,000	20,000	10,000 (AC)	2,000	1	2,000	99,500	32,500	74,640	8,203	214,843
(a)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 105.
(b)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 103. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 105.
(c)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $37.32.
(d)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for directors. In 2010, K.T. Hoeg received $1,480 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,710 in lieu of dividends on deferred share units. J.M. Mintz received $3,730 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,929 in lieu of dividends on deferred share units. R. Phillips received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,383 in lieu of dividends on deferred share units. D.S. Sutherland received $217 in lieu of dividends on deferred share units. S.D. Whittaker received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $15,887 in lieu of dividends on deferred share units. V.L. Young received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,101 in lieu of dividends on deferred share units.

Director compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2010 to each of the nonemployee directors of the company. The total compensation of the nonemployee directors in 2008 was $1,044,721 and in 2009, the total compensation of the nonemployee directors was $1,110,500. In 2010, the total compensation for nonemployee directors was $1,089,012.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	2,000	204,640	-	-	-	4,190	210,830
J.M. Mintz (b)	67,000	139,640	-	-	-	7,373	214,013
R. Phillips (b) (Director until April 29, 2010)	0	42,857	-	-	-	14,485	57,342
D.S. Sutherland (b) (Director since April 29, 2010)	2,000	162,138	-	-	-	217	164,355
S.D. Whittaker (b)	132,000	74,640	-	-	-	20,989	227,629
V.L. Young (b)	99,500	107,140	-	-	-	8,203	214,843
(a)	As directors employed by the company or Exxon Mobil Corporation in 2010, B.H. March, P.A. Smith and R.C. Olsen did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 103.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for directors. In 2010, K.T. Hoeg received $1,480 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,710 in lieu of dividends on deferred share units. J.M. Mintz received $3,730 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,929 in lieu of dividends on deferred share units. R. Phillips received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,383 in lieu of dividends on deferred share units. D.S. Sutherland received $217 in lieu of dividends on deferred share units. S.D. Whittaker received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $15,887 in lieu of dividends on deferred share units. V.L. Young received $5,102 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,101 in lieu of dividends on deferred share units.

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2010 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share- based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	14,373	583,256
J.M. Mintz	-	-	-	-	17,871	725,205
R. Phillips (Director until April 29, 2010)	-	-	-	-	9,500	385,510
D.S. Sutherland (Director since April 29, 2010)	-	-	-	-	4,218	171,166
S.D. Whittaker	-	-	-	-	48,698	1,976,165
V.L. Young	-	-	-	-	19,267	781,855
(a)	As directors employed by the company or Exxon Mobil Corporation in 2010, B.H. March, P.A. Smith and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2010. For R. Phillips, the value represents restricted stock units held as of December 31, 2010, as his deferred share units vested upon his retirement from the board on April 29, 2010.
(c)	Value is based on the closing price of the company’s shares on December 31, 2010, which was $40.58.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2010.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg	-	0	-
J.M. Mintz (b)	-	37,300	-
R. Phillips (c) (d) (Director until April 29, 2010)	-	1,053,366	-
D.S. Sutherland (Director since April 29, 2010)	-	0	-
S.D. Whittaker (c)	-	93,250	-
V.L. Young (c)	-	93,250	-
(a)	As directors employed by the company or Exxon Mobil Corporation in 2010, B.H. March, P.A. Smith and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2007 and vesting in 2010.
(c)	Represents restricted stock units granted in 2003 and 2007, which vested in 2010.
(d)	For R. Phillips, the value also includes 22,292 deferred share units that vested as of his retirement date from the board on April 29, 2010 based on the closing price of $43.07 of the company’s shares on that date.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2010 were:

Name	Age (as of February 11, 2011)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)
Bruce H. March	54	Chairman, president and chief executive officer (2008 – Present)	—	President, Imperial Oil Limited (January 2008 to April 2008)
			—	Director, refining Europe/Africa/Middle East, ExxonMobil Petroleum & Chemicals BVBA (2007 - 2008) (Affiliate)
			—	Project executive, Qatar Gas to Liquids project ExxonMobil Development Company (2006 - 2007) (Affiliate)
Paul J. Masschelin	56	Senior vice-president, finance and administration, and treasurer (May 1, 2010 – Present)	—	Controller, refining & supply and research & engineering, ExxonMobil Fuels Marketing Company (2007 - 2010) (Affiliate)
			—	Manager, global product movement and inventory ExxonMobil Fuels Marketing Company (2003 - 2007) (Affiliate)
Simon M. Smith	53	Vice-president and general manager, fuels marketing division (2001 – Present)		No other positions held in the last five years
Brian W. Livingston	56	Vice-president, general counsel and corporate secretary (2004 – Present)		No other positions held in the last five years
Charles J. Maguire	56	Vice-president and general manager, refining and supply (July 1, 2010 – January 31, 2011)	—	Vice-president, engineering ExxonMobil Research and Engineering Company, (2003 – 2010) (Affiliate)

Other executive officers of the company

Name	Age (as of February 11, 2011)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)
T. Glenn Scott	47	Senior vice-president, resources (July 1, 2010 – Present)	—	President, ExxonMobil Canada Limited and Production manager, ExxonMobil Canada East, (2006- 2010) (Affiliate)
			—	Operations manager ExxonMobil Production Company (2004 - 2006) (Affiliate)
Sean R. Carleton	52	Controller (2008 – Present)	—	Controller and treasurer, Syncrude Canada Ltd. (2007 - 2008)
			—	Special project executive for the Syncrude joint venture Imperial Oil Limited (2005 - 2007)
Phil Dranse	57	Assistant treasurer (2002 – Present)		No other positions held in the last five years
Marvin A. Lamb	55	Director, corporate tax (2001 – Present)		No other positions held in the last five years

Report of executive resources committee on executive compensation

The executive resources committee of the board of directors has reviewed and discussed the “Compensation discussion and analysis” for 2010 with management of the company. Based on that review and discussion, the committee recommended to the board that the “Compensation discussion and analysis” be included in the company’s management proxy circular for the 2011 annual meeting of shareholders.

Submitted on behalf of the executive resources committee:

K.T. Hoeg (chair)	R.C. Olsen
V.L. Young (vice-chair)	D.S. Sutherland
J.M. Mintz	S.D. Whittaker

Compensation discussion and analysis

Overview

Providing energy to meet Canada’s demands is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business approach and key business strategies as outlined below.

Business environment

—	Large capital expenditures with long investment periods;
—	Complex operating and financial risks;
—	National scope of company operations; and
—	Commodity-based cyclical product prices.

Key business strategies

—	Grow profitable sales volumes;
—	Disciplined, selective and long-term focus on improving the productivity of the company’s asset mix;
—	Flawless execution; and
—	Best-in-class cost structure to ensure industry-leading returns on capital and superior cash flow.

Focus on these key business strategies is a company priority and ensures long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program and staffing objectives that support the business environment and key business strategies are:

—	long-term career orientation with high individual performance standards (see page 111);
—	base salary that rewards individual performance and experience (see page 111);
—	annual bonus grants based on business performance, as well as individual performance and experience (see page 111);
—	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods (see page 112); and
—	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 115 through 116).

The company’s executive compensation program is designed to ensure that executives place a priority on:

—	reinforcing the company’s orientation toward career employment and individual performance;
—	reinforcing its philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success;
—	managing risk and taking a long-term view when making investments and managing the assets of the business; and
—	aligning with long-term shareholder interests.

The design of the compensation program helps reinforce these priorities and ensures that the compensation granted over multiple years and the shareholding net worth of senior executives is linked to the performance of the company’s stock and resulting shareholder value. The influence of commodity prices on company compensation is indirect by virtue of its effect on earnings per share or share price. The compensation program emphasizes competitive salaries and performance-based incentives as the primary instruments to attract, develop and retain key personnel.

Other supporting compensation and staffing practices

—	A long established program of management development and succession planning is in place to reinforce a career orientation and ensure continuity of leadership.
—

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

—

Substantial amounts of executive compensation for the named executive officers are at risk of forfeiture if the executive engages in activity that is detrimental to the company, including material negative restatement of financial or operating results.

—

To further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for a long period of time and in some cases beyond retirement. These lengthy holding periods are tailored to Imperial’s business model. Furthermore, payout of 50 percent of the annual bonus is delayed and subject to risk of forfeiture. The timing of the payout is determined by earnings performance. In addition, pension and supplemental pension arrangements are highly dependent on executives remaining with the company for a career and performing at the highest levels.

—

The use of perquisites at the company is very limited, and mainly composed of only two elements: financial planning for senior executives and the use of club memberships for select executives which are largely tied to building business relationships.

—

No tax assistance is provided by the company on any elements of executive officer compensation or perquisites other than relocation. The relocation program is broad-based and applies to all management, professional, technical and executive transferred employees. In 2010, an additional retirement gift was provided to a retiring executive officer and tax assistance was provided on the value thereof.

Business performance and basis for compensation

The assessment of individual performance is conducted through the company’s employee appraisal program. Conducted annually, the appraisal process assesses performance against business performance measures and objectives relevant to each employee, including the means by which performance is achieved. These business performance measures include:

—	safety, health and environmental performance;
—	total shareholder return;
—	net income;
—	return on capital employed;
—	cash distribution to shareholders;
—	operating performance of the upstream, downstream and chemical segments;
—	business controls; and
—	effectiveness of actions that support the long-term strategic direction of the company.

The appraisal process involves comparative assessment of employee performance using a standard process throughout the organization and at all levels. This process is integrated with the compensation program which results in significant pay differentiation between high and low performers. The appraisal process is also integrated with the executive development process. Both have been in place for many years and are the basis for planning individual development and succession for management positions. The decision-making process with respect to compensation requires judgment, taking into account business and individual performance and responsibility. Quantitative targets or formulae are not used to assess individual performance or determine the amount of compensation.

Succession planning

The employee appraisal process is an important aspect of succession planning for the position of chairman, president and chief executive officer, as well as other key senior executive positions. The succession planning process fosters the company’s approach to a career orientation and promotion from within, which strengthens continuity of leadership at all levels, including that of the most senior positions. This process helps to assess the competence and readiness of individuals for senior executive positions. The executive resources committee is responsible for approving specific succession plans for the position of chairman, president and chief executive officer and key senior executive positions reporting to him, including all officers of the company.

The executive resources committee regularly reviews the company’s succession plans for the position of chairman, president and chief executive officer and other key senior executive positions. It considers candidates for these positions, from within the company and certain candidates from ExxonMobil. The executive resources committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this strategy. Their career service ranges from approximately 27 to 34 years.

Consistent with the company’s long-term career orientation, high-performing executives typically earn substantially higher levels of compensation in the final years of their careers than in the earlier years. This pay practice reinforces the importance of a long-term focus in making decisions that are key to business success.

The compensation program emphasizes individual experience and sustained performance; executives holding similar positions may receive different levels of compensation.

The company’s executive compensation program is composed of base salaries, cash bonuses and medium and long-term incentive compensation. The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change of control or termination of employment.

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2010 maintained the company’s competitive position on salaries in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based like other elements of compensation.

Annual bonus

Annual bonuses are typically granted to approximately 95 executives to reward their contributions to the business during the past year. Bonuses are drawn from an aggregate bonus pool established annually by the executive resources committee based on the company’s financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In setting the size of the annual bonus pool and individual executive awards, the executive resources committee:

—

considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;

—	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 110; and
—	uses judgment to manage the overall size of the annual bonus pool taking into consideration the cyclical nature and long-term orientation of the business.

The 2010 annual bonus pool was approximately $10 million versus $7.05 million in 2009. The company’s operating and financial performance was achieved in a gradually recovering but still challenging economic environment. The 2010 annual bonus pool was increased by approximately 40 percent from the previous year. This change reflects an increase in corporate earnings of 40 percent and strong operating performance in 2010, including management of controllable factors. The company’s net income for 2010 was approximately $2.2 billion, return on capital employed was approximately 21 percent and total annual shareholders’ return was 0.9 percent. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

The annual bonus program incorporates unique elements to further reinforce retention and recognize performance. Awards under this program are generally delivered as:

—	50 percent cash paid in the year of grant; and
—	50 percent earnings bonus units with a delayed payout based on cumulative earnings performance.

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

For earnings bonus units granted in 2010, the maximum settlement value (trigger) or cumulative earnings per share required for payout remained at $2.75, reinforcing the company’s principle of continuous improvement in business performance and reflecting the reduction in the number of outstanding shares pursuant to the company’s share purchase program. The trigger of $2.75 is intentionally set at a level that is expected to be achieved within the three-year period.

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

Starting in November 2010, executives holding earnings bonus units will be subject to a clawback feature if there is a material negative restatement in the financial results of the company. This clawback feature may require the executives to forfeit some or all of the earnings bonus units granted in the three years prior to the restatement. In addition, executives may be required to repay to the company any cash amounts received from earnings bonus units that matured five years prior to the restatement.

Long-term incentive compensation – Restricted stock units

In December 2002, the company introduced a restricted stock unit plan, which is the company’s primary long-term incentive compensation plan. Given the long-term nature of the company’s business, granting compensation in the form of restricted stock units with long vesting periods keeps executives focused on the key premise that decisions made today affect the performance of the organization and company stock for many years to come. This practice supports a risk/reward model that reinforces a long-term view, which is critical to the company’s business success, and discourages inappropriate risk taking. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and motivation to remain with the company. The amount is computed by reference to the most recent ranking of performance as an indication of future potential, but may also be considered for an adjustment at time of grant, if near-term performance is deemed to have changed significantly at time of grant. This type of compensation removes employee discretion in the exercise of restricted stock units, ensures alignment with the long-term interests of shareholders and reinforces retention objectives. As a matter of principle, the company does not re-price any equity awards. The utilization of restricted stock units and the determination of annual grants on a share-denominated versus price-denominated basis help reinforce this practice. Restricted stock units are not included in pension calculations.

The restricted stock unit plan is a straightforward approach to long-term incentive compensation. Grant level guidelines for the restricted stock unit program are generally held constant for long periods of time. The intent of the plan is not to frequently change the number of shares awarded for the same level of individual performance and classification or level of responsibility. A change may be required as a result of periodic checks against the market every three to five years or as a result of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company. The company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units.

In 2006, the guidelines were reviewed in light of the company’s three-for-one share split. Given the significant appreciation in the company’s share price over the previous several years, restricted stock unit guidelines were adjusted on a two-for-one basis rather than the three-for-one share split. This had the effect of reducing grant values in 2006, 2007, 2008 and 2009 compared to 2005 and earlier years. In 2010, after an analysis of the competitive positioning of the company’s restricted stock unit program, the executive resources committee determined that current levels of restricted stock units appropriately position the plan. In 2010, 731 recipients, including 101 executives, were granted 1,810,528 restricted stock units.

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

Each restricted stock unit entitles the recipient the right to receive from the company, upon vesting, an amount equal to the five day average closing price of the company’s shares on the vesting date and the four preceding trading days. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the company on a common share of the company. The restricted stock unit plan was amended for units granted in 2002 and future years to Canadian residents by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date.

There are 5,192,525 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.61 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold 11.09 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.07 percent of the company’s currently outstanding common shares. The maximum number of common shares that any one person may receive from the exercise of restricted stock units is 323,300 common shares, which is about 0.04 percent of the currently outstanding common shares.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. C.J. Maguire holds Exxon Mobil Corporation restricted stock. P.J. Masschelin also holds Exxon Mobil Corporation restricted stock granted in 2009 and previous years, as well as the company’s restricted stock units granted in 2010. B.H. March also holds Exxon Mobil Corporation restricted stock granted in 2007 and previous years, as well as the company’s restricted stock units granted in 2008, 2009 and 2010.

In 2008, the company’s restricted stock unit plan was amended to provide that the number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time or as issued in any one year. The Toronto Stock Exchange advised that this amendment did not require shareholder approval.

In 2008, shareholders approved the following changes to the restricted stock unit plan:

—

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

—

Set out which amendments in the future will require shareholder approval, and which amendments will only require director approval and to set an exercise price based on the weighted average price of the company’s shares on the exercise date and the four consecutive trading days immediately prior to the exercise date.

In respect of restricted stock units granted in 2010:

—	to the chairman, president and chief executive officer:
•	50 percent of each grant is exercisable on the fifth anniversary of the date of grant; and
•	the balance is exercisable on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and
—	to all other senior executives:
•	50 percent of each grant is exercisable on the third anniversary of the date of grant; and
•	the balance is exercisable on the seventh anniversary of the date of grant.

The long vesting periods, which are longer than those in use by most other companies, reinforce the company’s focus on growing shareholder value over the long term by subjecting a large percentage of executive compensation and the shareholding net worth of senior executives to the long-term return on the company’s stock realized by shareholders. The vesting period for restricted stock unit awards is not subject to acceleration, except in the case of death. The long vesting periods ensure that a substantial portion of the compensation received by the chairman, president and chief executive officer, as well as other key senior executives, will be received subsequent to their retirement. The value of this compensation is at risk in the event that their decisions as senior executives prior to retirement negatively impact share market value after retirement. The objective of these long vesting periods is to hold senior executives accountable for many years into the future, and even into retirement, for investment and operating decisions made today.

Forfeiture risk and hedging policy

Restricted stock units are subject to forfeiture if:

—

A recipient retires or terminates employment with the company. The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that restricted stock units shall not be forfeited.

—

During employment or during the period of 24 months after the termination of employment, the recipient, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company.

Company policy prohibits all employees, including executives, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except that B.H. March, P.J. Masschelin and C.J. Maguire, participate in the Exxon Mobil Corporation pension plans (both tax-qualified and non-qualified).

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the accrued obligation for each named executive officer of the company in 2010 can be found in the table on page 126.

The current version of the company’s historic 1.6 percent defined benefit plan has been in place since 1976; predecessor plans have been in place since 1919. This version of the plan was available to all employees including executives, with pre-1998 service.

The registered pension plan and supplemental pension arrangements can provide an annual benefit of 1.6 percent of final three year average earnings per each year of service with respect to the named executive officers, with a partial offset for government benefits, plus an annual benefit of 1.6 percent of final average bonus earnings times years of service. The supplemental pension arrangements address any portions that cannot be paid from the registered plan due to tax regulations. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. Earnings, for the purpose of the registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong motivation for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 111. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

An employee may also elect to forego three of the six percent of the company’s matching contributions to the savings plan under one of the options of that plan (except for B.H. March, P.J. Masschelin and C.J. Maguire), to receive additional pension value equal to 0.4 percent of the employee’s “final three year average earnings”, multiplied by the employee’s years of service, while foregoing such company contributions.

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 121 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described in the previous paragraph. As of February 11, 2011, the number of completed years of service with the company used to determine payments on retirement was 29.2 for S.M. Smith and 26.5 for B.W. Livingston.

B.H. March, P.J. Masschelin and C.J. Maguire are not members of the company’s pension plan, but are members of Exxon Mobil Corporation’s pension plans. Under those plans, B.H. March has 30.6 years of credited service, P.J. Masschelin has 33.2 years of credited service and C.J. Maguire has 34.0 years of credited service. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and on which defined-benefit pension arrangement the employee participates in. All named executive officers are members of the historic 1.6 percent defined-benefit pension plan, and are receiving a six percent company matching contribution, except for B.H. March, P.J. Masschelin and C.J. Maguire, who participate in the Exxon Mobil Corporation savings plan and tax-qualified and non-qualified pension plans.

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account or a registered (tax-deferred) group retirement savings plan (RRSP) account, subject in the latter case to contribution limits under the Income Tax Act.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. Company matching contributions must be allocated to company shares initially, and remain in that investment for a minimum of 24 months, after which they can be redeemed for other investment options. As of February 11, 2011, employees hold 11,150,287 shares through the company savings plan and the employees are allowed to vote these shares.

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

Compensation decision making process and considerations for named executive officers

Benchmarking

In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of 24 major Canadian companies with revenues in excess of $1 billion a year.

Comparator Companies

The following criteria are used to select comparator companies:

—	Canadian companies;
—	Large scope and complexity;
—	Capital intensive; and
—	Proven sustainability.

The 24 companies benchmarked are as follows:

Comparator companies for named executive officers
Agrium Inc.	ConocoPhillips Canada	Nexen Inc.
BCE Inc.	Enbridge Inc.	NOVA Chemicals Corporation
BP Canada Energy Company	Encana Corporation	Procter & Gamble Inc.
Canadian Tire Corporation Limited	General Electric Canada	Royal Bank of Canada
Chevron Canada Limited	Husky Energy Inc.	Shell Canada Limited
Canadian Natural Resources Limited	IBM Canada Ltd.	Suncor Energy Inc.
Canadian Pacific Railway Limited	Irving Oil Limited	Talisman Energy Inc.
Cenovus Energy Inc.	Lafarge Canada Inc.	TransCanada Corporation

The company is a national employer drawing from a wide range of disciplines. It is important to understand its competitive position relative to a variety of oil and non-oil employers. Compensation trends across industries, based on survey data, are prepared annually by independent external consultant, Towers Watson, with additional analysis and recommendation provided by the company’s internal compensation advisors. Consistent with the executive resources committee’s practice of using well-informed judgment rather than formulae to determine executive compensation, the committee does not target any specific percentile among comparator companies to align compensation. Rather, on a case-by-case basis, depending on the scope of market coverage represented by a particular comparison, total compensation (excluding perquisites) is focused on a range between the mid-point and the upper quartile of comparable employers, reflecting the company’s emphasis on quality management. This approach applies to salaries and the annual incentive program that includes bonus and restricted stock units.

As a secondary source of data, the company also considers a comparison with Exxon Mobil Corporation, when it determines the annual bonus program. For the restricted stock unit program, the executive resources committee also reviews a summary of data of the comparator companies provided by the same external consultant above in order to assist in assessing total value of long-term compensation grants.

This overall approach provides the company with the ability to:

—	better respond to changing business conditions;
—	manage salaries based on a career orientation;
—	minimize potential for automatic increasing of salaries, which could occur with an inflexible and narrow target among benchmarked companies; and
—	differentiate salaries based on performance and experience levels among executives.

Analytical tools – Compensation summary sheets

A compensation summary sheet is a matrix used by the executive resources committee that shows the individual elements and total compensation for each senior executive. The sheets are used to understand how decisions on each individual element of compensation affect total compensation for each senior executive.

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for B.H. March, P.J. Masschelin and C.J. Maguire, are similar to those of the company. The data used for long-term compensation determination for B.H. March and P.J. Masschelin is as described above, as they received company restricted stock units in 2010. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. B.H. March’s compensation determination is described in more detail on page 119.

2010 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2010 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2010. The executive resources committee considered the results over multiple years, in recognition of the long-term nature of the company’s business.

—	Strong results in the areas of safety, health and environment.
—	Net income of approximately $2.2 billion, up by 40 percent. Five-year annual average income of $2.8 billion.
—	Total shareholder return of approximately 0.9 percent. Ten-year annual average of approximately 13 percent.
—	Industry-leading return on average capital employed of approximately 21 percent, with an average of approximately 28 percent since the beginning of 2000.
—	$356 million distributed to shareholders as dividends in 2010.
—	Approximately $8 million distributed to shareholders through the share purchase program in 2010 and approximately $15,521 million since 1995.

Performance assessment considerations

The above results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.

Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.

The same long-term key business strategies noted on page 109 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

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

2010 chief executive officer compensation assessment

B.H. March was appointed chairman, president and chief executive officer of the company on April 1, 2008. Mr. March is a 31-year veteran of ExxonMobil, including service with heritage Mobil Corporation before the merger with Exxon Corporation on November 30, 1999. Mr. March has extensive operating and management experience in the oil and gas business, including assignments in multiple locations in the United States, as well as experience working in London and Brussels. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee also approved a salary increase of $20,000 U.S. to $530,000 U.S., effective January 1, 2011.

Mr. March’s 2010 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was paid in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. March’s shareholding net worth to the performance of the company. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity, or if Mr. March should leave the company before normal retirement.

The executive resources committee has determined that the overall compensation of Mr. March is appropriate based on the company’s financial and operating performance and its assessment of his effectiveness in leading the organization.

Key factors considered by the committee in determining his overall compensation level include:

—	safety metrics and environmental performance;
—	continuing progress on advancing key strategic interests;
—	financial results;
—	government relations;
—	productivity;
—	cost effectiveness; and
—	asset management.

Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets. The higher level of pay for Mr. March, compared to the other named executive officers, reflects his greater level of responsibility, including his ultimate responsibility for the performance of the company, and oversight of the other senior executives.

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2010 incentive awards and salary adjustments align with:

—	performance of the company;
—	individual performance;
—	long-term strategic plan of the business; and
—	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 121.

Independent consultant

In fulfilling its responsibilities during 2010, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s directors or officers or any other senior executives. The company’s management retained Towers Watson, an independent consultant, to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, Towers Watson was not retained to provide individual compensation recommendations or advice for the company or committee in determining the compensation of the chief executive officer or long-term incentive compensation levels for senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Equity Energy Index. The S&P/TSX Equity Energy Index is made up of share performance data for 44 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was approximately 349 percent, for an average annual return of approximately 13 percent. During that same 10-year period, while the average annual return was approximately 13 percent, the company’s compensation (which compensation excluded the compensatory change in pension value) of its named executive officers, by comparison, decreased by approximately three percent on an average annual basis.

(a)	Prior to December 2005, the S&P/TSX Energy Index and the S&P/TSX Composite Energy Index were used for comparison purposes.

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and treasurer and the three other most highly compensated executive officers of the company who were serving as at the end of 2010. This information includes the Canadian dollar value of base salaries, cash bonus awards and units of other long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2010	Year	Salary ($)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long- term incentive plans (f)
B.H. March (a) Chairman, president and chief executive officer	2010	525,249	1,731,648	-	290,638	276,430	1,050,438	(18,091)	3,856,312
	2009	553,870	1,706,020	-	183,862	0	649,756	881,422	3,974,930
	2008	479,700	1,584,780	-	286,114	207,870	611,774	821,511	3,991,749
P.J. Masschelin (a) Senior vice- president, finance and administration, and treasurer (since May 1, 2010)	2010	280,133	768,792	-	166,947	165,826	593,858	(112,537)	1,863,019
S.M. Smith Vice-president and general manager, fuels marketing	2010	414,500	933,000	-	164,961	197,450	368,000	100,313	2,178,224
	2009	397,750	1,158,360	-	129,555	0	(442,100)	167,790	1,411,355
	2008	374,000	1,006,500	-	197,899	162,675	350,200	117,394	2,208,668
C.J. Maguire (a) Vice-president and general manager, refining and supply (July 1, 2010 – January 31, 2011)	2010	224,003	916,448	-	166,947	176,728	586,646	(60,413)	2,010,359
B.W. Livingston Vice-president, general counsel and corporate secretary	2010	411,417	839,700	-	146,439	171,875	317,800	72,042	1,959,273
	2009	402,500	886,500	-	103,278	0	(259,300)	78,685	1,211,663
	2008	372,500	823,500	-	171,992	157,500	230,800	84,903	1,841,195
P.A. Smith (b) Senior vice- president, finance and administration, and treasurer (until May 1, 2010)	2010	183,333	-	-	-	0	41,700	95,506	320,539
	2009	431,250	756,480	-	106,513	0	(433,300)	131,259	992,202
	2008	420,833	702,720	-	177,128	181,125	(13,100)	135,187	1,603,893

Footnotes to the Summary compensation table for named executive officers on the preceding page

(a)	B.H. March, P.J. Masschelin and C.J. Maguire have been on a loan assignment from Exxon Mobil Corporation since January 1, 2008, May 1, 2010 and July 1, 2010 respectively. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for the compensation paid and employee benefits provided to them. All amounts paid to B.H. March, P.J. Masschelin and C.J. Maguire in U.S. dollars were converted to Canadian dollars at the average 2010 exchange rate of 1.0299. In 2008 and 2009, the average exchange rate was 1.066 and 1.142 respectively. B.H. March’s salary in 2010 was less than in 2009 due to the declining value of the U.S. dollar.
(b)	Compensation values for P.A. Smith in 2010 show compensation received until his retirement on May 31, 2010, although he ceased to be senior vice-president, finance and administration, and treasurer on May 1, 2010. In addition, P.A. Smith received earning bonus units payout of $177,100 and dividend equivalent payments of $36,245 subsequent to his retirement.
(c)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2010 was $37.32, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2008 was $36.60 and the closing price in 2009 was $39.40, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value. In 2010, C.J. Maguire received Exxon Mobil Corporation restricted stock. These values are based on the closing price of Exxon Mobil Corporation shares on the date of grant ($68.98 U.S.), multiplied by the number of units granted. This amount was converted to Canadian dollars at the average 2010 exchange rate of 1.0299.
(d)	The company has not granted stock options since 2002. The stock option plan is described on page 127.
(e)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2010 cash bonus.
(f)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus units payout. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 111. B.H. March, P.J. Masschelin and C.J. Maguire received earnings bonus units under Exxon Mobil Corporation’s program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.
(g)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2010 as set out in the “Pension plan benefits” table on page 126.
(h)	Amounts under “All other compensation”, include dividend equivalent payments on restricted stock units granted, company savings plans contributions, other compensation and cost of perquisites including recreational club memberships, financial counselling allowance (for P.A. Smith and S.M. Smith only), any costs associated with parking and security and a single event of tax assistance with respect to an additional retirement gift in the value of $2,350. The financial counselling allowance in 2010 was $20,000 for P.A. Smith and $15,000 for S.M. Smith. For each named executive officer, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. It is noted that in 2010, the actual dividend equivalent payments made were $32,042 for B.H. March, $66,850 for S.M. Smith, $52,895 for B.W. Livingston and $34,660 for P.A. Smith. The dividend equivalent payments on Exxon Mobil Corporation restricted stock in previous years were $63,707 for B.H. March, $71,236 for P.J. Masschelin and $48,804 for C.J. Maguire. These amounts were converted to Canadian dollars at the average 2010 exchange rate of 1.0299. In 2008 and 2009, the average exchange rate was 1.066 and 1.142 respectively. The total under the “All other compensation” column for B.H. March, P.J. Masschelin and C.J. Maguire consists mainly of expatriate allowances and tax reimbursement costs associated with their assignments in Canada. Tax reimbursement costs for 2010 were in a credit position as the company recognized a recuperation of taxes compensated, resulting in negative balances for the year.
(i)	“Total compensation” for 2010 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding as at December 31, 2010 for each of the named executive officers of the company.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#) (d)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($) (e)	Number of shares or units of shares that have not vested (#) (f)	Market or payout value of share- based awards that have not vested ($) (f)
B.H. March (a)	-	-	-	-	133,000	5,397,140
P.J. Masschelin (b) (from May 1, 2010)	-	-	-	-	20,600	835,948
S.M. Smith	0	-	-	0	151,350	6,141,783
C.J. Maguire (c) (July 1, 2010 – January 31, 2011)	-	-	-	-	-	-
B.W. Livingston	0	-	-	0	122,500	4,971,050
P.A. Smith (until May 1, 2010)	75,000	15.50	April 29, 2012	1,881,000	126,100	5,117,138
(a)	In 2001 and previous years, B.H. March participated in Exxon Mobil Corporation’s stock option plan. Under that plan, at December 31, 2010, B.H. March held options to acquire 5,391 Exxon Mobil Corporation shares, of which all options were exercisable. The value of B.H. March’s exercisable options was $193,028 as at December 31, 2010, based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. B.H. March was granted restricted stock units in 2008, 2009 and 2010 under the company’s plan. With respect to previous years, B.H. March participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, B.H. March held 23,850 Exxon Mobil Corporation restricted stock whose value on December 31, 2010 was $1,734,495 based on a closing price for Exxon Mobil Corporation shares on December 31, 2010 of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada.
(b)	In 2001 and previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s stock option plan. Under that plan, at December 31, 2010, P.J. Masschelin held options to acquire 25,000 Exxon Mobil Corporation shares, of which all options were exercisable. The value of P.J. Masschelin’s exercisable options was $895,140 as at December 31, 2010, based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. P.J. Masschelin was granted restricted stock units in 2010 under the company’s plan. With respect to previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.J. Masschelin held 42,600 Exxon Mobil Corporation restricted stock whose value on December 31, 2010 was $3,098,091 based on a closing price for Exxon Mobil Corporation shares on December 31, 2010 of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada.
(c)	In 2001 and previous years, C.J. Maguire participated in Exxon Mobil Corporation’s stock option plan. Under that plan, at December 31, 2010, C.J. Maguire held options to acquire 9,000 Exxon Mobil Corporation shares, of which all options were exercisable. The value of C.J. Maguire’s exercisable options was $322,250 as at December 31, 2010, based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. C.J. Maguire participates in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, C.J. Maguire holds 56,900 Exxon Mobil Corporation restricted stock whose value on December 31, 2010 was $4,138,061 based on a closing price for Exxon Mobil Corporation shares on December 31, 2010 of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada.
(d)	Represents the number of shares underlying options and three times the number of stock options granted in 2002 before the three-for-one share split in May 2006 and still held by the recipient.
(e)	Value is based on the closing price of the company’s shares on December 31, 2010 of $40.58 less the exercise price of $15.50.
(f)	Represents the total of the restricted stock units received from the company plan in 2006 through 2010 after the three-for-one share split in May 2006, plus three times the number of restricted stock units received before the share split and still held by the recipient. The value is based on the closing price of the company’s shares on December 31, 2010 of $40.58.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)
B.H. March (a)	-	0	0
P.J. Masschelin (b) (from May 1, 2010)	-	0	0
S.M. Smith	-	1,227,170	362,411
C.J. Maguire (c) (July 1, 2010 – January 31, 2011)	-	-	-
B.W. Livingston	-	969,800	318,314
P.A. Smith (until May 1, 2010)	-	0	0
(a)	Although B.H. March received restricted stock units under the company’s plan in 2008, 2009 and 2010, none of these restricted stock units have vested. In previous years B.H. March participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 11,700 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $850,884 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. B.H. March received an annual bonus from Exxon Mobil Corporation in 2010 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. B.H. March received $567,068 with respect to annual bonus awarded in 2010 and earnings bonus units granted in 2008 and paid out in 2010, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2010 exchange rate of 1.0299.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan in 2010, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 9,800 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $712,706 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. P.J. Masschelin received an annual bonus from Exxon Mobil Corporation in 2010 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $332,773 with respect to annual bonus awarded in 2010 and earnings bonus units granted in 2008 and paid out in 2010, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2010 exchange rate of 1.0299.
(c)	C.J. Maguire participates in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 9,850 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $716,343 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. C.J. Maguire received an annual bonus from Exxon Mobil Corporation in 2010 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. C.J. Maguire received $343,675 with respect to annual bonus awarded in 2010 and earnings bonus units granted in 2008 and paid out in 2010, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2010 exchange rate of 1.0299.
(d)	These values show restricted stock units that vested in 2010. P.A. Smith’s restricted stock units valued at $1,441,645 vested in 2010 after his retirement on May 31, 2010.
(e)	These values show annual bonus received in 2010 and earnings bonus units granted in 2008 and paid out in 2010. P.A. Smith’s earnings bonus units granted in 2008, valued at $177,100, were paid out in 2010 after his retirement on May 31, 2010.

Proceeds realized in 2010 from compensation awards granted in prior years - restricted stock units, stock options, incentive share units and earnings bonus units

Name	Proceeds from exercise of restricted stock units ($) (e)	Proceeds from exercise of stock options ($)	Proceeds from exercise of incentive share units ($) (f)	Receipt of proceeds of earnings bonus units ($) (g)
B.H. March (a)	0	-	-	-
P.J. Masschelin (b) (from May 1, 2010)	0	-	-	-
S.M. Smith	1,227,170	0	0	197,450
C.J. Maguire (c) (July 1, 2010 – January 31, 2011)	-	-	-	-
B.W. Livingston (d)	969,800	701,985	0	171,875
P.A. Smith (until May 1, 2010)	0	0	0	0
(a)	Although B.H. March received restricted stock units under the company’s plan in 2008, 2009 and 2010, none of these restricted stock units have vested. In previous years B.H. March participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 11,700 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $850,884 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. In 2001 and previous years, B.H. March participated in ExxonMobil Corporation’s stock option plan and in 2010 he received proceeds of $337,430 from the exercise of these stock options. B.H. March received payouts in the amount of $276,430 with respect to earnings bonus units awarded in 2008 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan in 2010, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 9,800 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $712,706 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. In 2001 and previous years, P.J. Masschelin participated in ExxonMobil Corporation’s stock option plan and in 2010 he received proceeds of $620,452 from the exercise of these stock options. P.J. Masschelin received payouts in the amount of $165,826 with respect to earnings bonus units awarded in 2008 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(c)	C.J. Maguire participates in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2010, restrictions were removed on 9,850 Exxon Mobil Corporation restricted stock having a value as at December 31, 2010 of $716,343 based on the closing price of Exxon Mobil Corporation common shares of $73.12 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2010 of 0.9946 provided by the Bank of Canada. C.J. Maguire received payouts in the amount of $176,728 with respect to earnings bonus units awarded in 2008 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(d)	B.W. Livingston exercised an option to purchase 30,000 shares of the company at an exercise price of $15.50. This option was granted in 2002. The value shown represents the weighted average price of the company shares on the date of exercise, November 5, 2010 ($38.8995) less the exercise price.
(e)	Represents the proceeds of restricted stock units granted in 2003 and 2007, which vested in 2010. P.A. Smith’s restricted stock units valued at $1,441,645 vested in 2010 after his retirement on May 31, 2010.
(f)	Represents the proceeds of incentive share units exercised in 2010, which incentive share units were granted prior to 2002.
(g)	Represents the proceeds of earnings bonus units granted in 2008, which paid out in 2010. P.A. Smith’s earnings bonus units granted in 2008, valued at $177,100, were paid out in 2010 after his retirement on May 31, 2010.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2010 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (c)	Weighted average exercise price of outstanding options, warrants and rights ($) (d)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)
Equity compensation plans approved by security holders (a)	4,033,746	15.50	-
Equity compensation plans not approved by security holders (b)	5,192,525	-	5,302,090
Total	9,226,271		5,302,090
(a)	This is a stock option plan, which is described on page 127.
(b)	This is a restricted stock unit plan, which is described on page 112.
(c)	The number of securities reserved for the stock option plan represents three times the number of stock options granted in 2002 before the three-for-one share split in May 2006 and still outstanding. The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2006 through 2010 after the three-for-one share split in May 2006, plus three times the number of securities reserved for restricted stock units issued before the share split and still outstanding.
(d)	The weighted average exercise price of the outstanding stock options of $15.50 was determined on a post share split basis.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2010) (#)	Annual benefits payable ($)		Accrued obligation at start of year ($) (f)	Compensatory change ($) (g)	Non- compensatory change ($) (h)	Accrued obligation at year end ($) (i)
		At year end (d)	At age 65 (e)
B.H. March (a)	-	-	-	-	-	-	-
P.J. Masschelin (a) (from May 1, 2010)	-	-	-	-	-	-	-
S.M. Smith (b)	29.1	344,300	483,400	2,914,500	368,000	735,800	4,018,300
C.J. Maguire (a) (July 1, 2010 – January 31, 2011)	-	-	-	-	-	-	-
B.W. Livingston (b)	26.4	320,300	437,000	2,674,900	317,800	511,900	3,504,600
P.A. Smith (b)(c) (until May 1, 2010)	30.3	75,600	75,600	3,407,600	41,700	(2,340,900)	1,108,400
(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2010, B.H. March had 30.5 years of credited service, P.J. Masschelin had 33.1 years and C.J. Maguire had 33.9 years. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2010 exchange rate of 1.0299.
(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.
(c)	P.A. Smith retired on May 31, 2010. At retirement, P.A. Smith was provided the standard election option to receive his supplemental pension arrangement as a monthly annuity or a lump sum. P.A. Smith exercised his option to receive the benefit as a lump sum. The change in non-compensatory obligation was adjusted accordingly.
(d)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plan. For B.H. March, this value was $481,597, for P.J. Masschelin, this value was $368,870 and for C.J. Maguire, this value was $399,354. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.

(e)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2010. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plan that would be earned to age 65 assuming final average earnings as at December 31, 2010. For B.H. March, this value was $653,634, for P.J. Masschelin, this value was $472,106 and for C.J. Maguire, this value was $509,431. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(f)	For members of the company’s pension plan, the “Accrued obligation at start of year” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described below and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2009. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2009 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Accrued obligation at start of year” is defined under GAAP and is calculated based on earnings eligible for pension as described below. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year end 2009. For B.H. March, this value was $4,048,578, for P.J. Masschelin, this value was $3,728,102 and for C.J. Maguire, this value was $4,068,436.
(g)	The value for “Compensatory change” includes service cost for 2010 and impact of change in earnings on projected benefit obligation. Service cost for 2010 is calculated by using the individual’s additional pensionable service in 2010 and the actual salary and bonus received in 2010 as described below. There were no plan amendments in 2010 that affected these benefits. The service cost is calculated on a basis that is consistent with GAAP and with the valuation that was performed as at that date for accounting purposes for the plan as a whole. For B.H. March, this value was $1,050,438, for P.J. Masschelin, this value was $593,858 and for C.J. Maguire, this value was $586,646.
(h)	The value for “Non-compensatory change” includes impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the accrued obligation at the end of 2010 decreased to 5.5 percent, down from 6.25 percent at the end of 2009, thereby causing the Non-compensatory change to be positive, except for P.A. Smith as noted in footnote (c). For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest, based on a discount rate of 5.5 percent at the end of 2010, down from 6.00 percent at the end of 2009 and operation of the plan’s rules for converting annuities to lump sums upon retirement. For B.H. March, this value was $275,060, for P.J. Masschelin, this value was $196,958 and for C.J. Maguire, this value was $214,090.
(i)	For members of the company’s pension plan, the “Accrued obligation at year end” is defined under GAAP and is calculated based on earnings eligible for pension as described below and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2010. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2010 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Accrued obligation at year end” is defined under GAAP and is calculated based on earnings eligible for pension as described below. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year end 2010. For B.H. March, this value was $5,374,076, for P.J. Masschelin, this value was $4,518,918 and for C.J. Maguire, this value was $4,869,172.

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

Stock option plan

Under the stock option plan adopted by the company in April 2002, a total of 9,630,600 options, on a post share split basis, were granted to select key employees on April 30, 2002 for the purchase of the company’s common shares at an exercise price of $15.50 per share on a post share split basis. All of the options are exercisable. Any unexercised options expire on April 29, 2012. As of February 11, 2011, there have been 5,708,178 common shares issued upon exercise of stock options and 3,922,422 common shares are issuable upon future exercise of stock options. The common shares that were issued and those that may be issued in the future represent about 1.14 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold 1.03 percent of the unexercised stock options.

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

V. Other important information

Effective date

The effective date of this management proxy circular is February 11, 2011.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 11, 2011, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE Amex LLC.

Transactions with Exxon Mobil Corporation

On June 25, 2009, the company implemented a 12-month “normal course” share purchase program under which it purchased 111,990 of its outstanding shares between June 25, 2009 and June 24, 2010. On June 25, 2010, a 12-month share purchase program was implemented under which the company may purchase up to 42,380,333 of its outstanding shares, less any shares purchased by the employee savings plan and company pension fund. Exxon Mobil Corporation maintained its ownership at 69.6 percent. In 2010, such share purchases cost $8.1 million, none of which was received by Exxon Mobil Corporation.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2010 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,061 million and $2,250 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of Exxon Mobil Corporation in Canada to operate the Western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with Exxon Mobil Corporation and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.

In 2010, the company borrowed $500 million under an existing agreement with ExxonMobil that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice.

Auditor Information

PricewaterhouseCoopers LLP (‘PwC’) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2010 and December 31, 2009 were as follows:

thousands of dollars	2010	2009
Audit fees	1,131	1,140

Audit-related fees	62	62

Tax fees	0	0

All other fees	0	0
Total fees	1,193	1,202

Audit fees include the audit of the company’s annual financial statements and internal control over financial reporting, and a review of the first three quarterly financial statements in 2010.

Audit-related fees include other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.

The company did not engage the auditor for any other services.

The board, on the recommendation of the audit committee, recommends the external auditor be appointed by the shareholders, fixes its remuneration and oversees its work. The audit committee also approves the proposed current year audit program of the external auditor, assesses the results of the program after the end of the program period and approves in advance any non-audit services to be performed by the external auditor after considering the effect of such services on their independence.

All of the services rendered by the auditor to the company were approved by the audit committee.

Auditor independence

The audit committee continually discusses with PwC its independence from the company and from management. PwC has confirmed that they are independent with respect to the company within the meaning of the Rules of Professional Conduct of the Institute of Chartered Accountants of Alberta and the rules of the U.S. Securities and Exchange Commission. The company has concluded that the auditors’ independence has been maintained.

Ethical business conduct

The board has adopted a written code of ethics and business conduct (“Code”) which can be found on the company’s website at www.imperialoil.ca.

The Code is applicable to each of the company’s directors, officers and employees, and consists of the ethics policy, the conflicts of interest policy, the corporate assets policy, the directorships policy and the procedures and open door communication. Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls procedures to their supervisors. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters are to be referred directly to the general auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. In addition, the directors of the company must comply with the conflict of interest provisions of the Canada Business Corporations Act, as well as the relevant securities regulatory instruments, in order to ensure that the directors exercise independent judgment in considering transactions and agreements in respect of which such director has a material interest.

Management provides the board of directors with a review of corporate ethics and conflicts of interest on an annual basis. Directors, officers and employees review the company’s standards of business conduct (which includes the Code) on an annual basis, with employees in positions where there is a higher risk of exposure to ethical or conflict of interest situations being required to sign a declaration card confirming that they have read and are familiar with the standards of business conduct. In addition, every four years a business practices review is conducted in which managers review the standards of business conduct with employees in their respective work units.

The board, through its audit committee, examines the effectiveness of the company’s internal control processes and management information systems. The board consults with the external auditor, the internal auditor and the management of the company to ensure the integrity of the systems.

There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the contributions committee) is composed entirely of the independent directors and R.C. Olsen, who is an employee of ExxonMobil Production Company and is, therefore, independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2010. There has been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitutes a departure from the Code.

The company’s delegation of authority guide provides that certain matters of the company are reviewed by functional contacts within ExxonMobil. The company’s employees are regularly reminded that they are expected to act in the best interests of the company, and are reminded of their obligation to identify any instances where the company’s general interest may not be consistent with ExxonMobil’s priorities. If such situations ever occurred, employees are expected to escalate such issues with successive levels of the company’s management. Final resolution of any such issues is made by the company’s chairman, president and chief executive officer.

Appendix B - Board of Director and Committee Charters

Board of Directors Charter

The structure, process and responsibilities of the board of directors of the corporation shall include the following items and matters:

1. Responsibility

The directors shall be responsible for the stewardship of the corporation.

2. Duty of care

The directors, in exercising their powers and discharging their duties, shall:

(a)	act honestly and in good faith with a view to the best interests of the corporation; and

(b)	exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.

3. Stewardship process

1)	In order to carry out their responsibility for stewardship within their duty of care, the directors shall, directly or through one or more committees of directors,

(a)	contribute to the formulation of and approve strategic plans on at least an annual basis;

(b)	identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;

(c)	oversee succession planning for senior management, including the appointing, training and monitoring thereof;

(d)	approve the corporate disclosure policy and monitor the external communications of the corporation;

(e)	monitor the integrity of the corporation’s internal control and management information systems;

(f)	consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;

(g)	monitor compliance with major corporate policies;

(h)	charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;

(i)	monitor the performance of the chief executive officer;

(j)	satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;

(k)	approve the corporation’s code of ethics and business conduct;

(l)	monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;

(m)	meet with the frequency necessary to consider the range of items listed below;

(n)	by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, environment, health and safety, and contributions committees of the board with specific duties defined;

(o)	direct the distribution to them by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in clause 5;

(p)	review the mandates of the board and of the committees and their effectiveness at least annually; and,

(q)	undertake such additional activities within the scope of their responsibilities as may be deemed appropriate in their discretion.

4. Range of items to be considered by the board

1)	The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

Organization/legal

—	fixing of the number of directors
—	director appointments to fill interim vacancies
—	director slate for election by the shareholders
—	officer appointments
—	board governance processes
—	by-laws and administrative resolutions
—	changes in fundamental structure of the corporation
—	shareholder meeting notice and materials
—	nonemployee director compensation
—	policies adopted by the board
—	investigations and litigation of a material nature

Financial

—	equity or debt financing
—	dividend declarations
—	financial statements and the related management discussion and analysis, annual and quarterly
—	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating plans/performance

—	near-term and long-range outlooks
—	capital, lease, loan and contributions budgets annually
—	budget additions over $100 million individually
—	quarterly updates of actual and projected capital expenditures
—	capital expenditures or dispositions in excess of $100 million individually
—	entering into any venture that is outside of the corporation’s existing businesses
—	financial and operating results quarterly
—	Canadian and world economic outlooks
—	regional socio-economic reviews

2)	In addition to the items which are specific to the categories identified above, the chief executive officer shall refer to the board for information or decision all other items of corporate significance; and any member of the board may request a review of any such item. Items to be referred to the committees of the board are specified in their respective charters.

5. Information to be received by the board

1)	Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:

Information manual (Directors’ Digest)

—	articles of incorporation, by-laws and administrative resolutions
—	corporate policies
—	corporate data
—	board and management processes
—	financial and operating report
—	organization outline

Social/political/economic environment

—	public issues updates
—	economic outlook
—	external communications packages

Major announcements

—	press releases
—	speeches by management
—	organization changes

Communications to shareholders

Other significant submissions, studies and reports

2)	All material distributed to employee directors shall be through normal corporation channels. All material distributed to nonemployee directors shall be through the office of the corporate secretary.

6. Unrelated and independent directors

1)	Subject to occasions when there is a temporary vacancy in respect of a director who is unrelated and independent or when there is a need to accommodate succession for one or more senior executives who are directors, the board intends to be composed of a majority of unrelated and independent directors.

2)	In respect of each director to be appointed to fill a vacancy and each director to be nominated for election or re-election by the shareholders, the board shall make an express determination as to whether he or she is an unrelated or an independent director and, for a director who may become a member of the audit committee, whether he or she is an audit committee financial expert or financially literate.

3)	The term “unrelated director”, as defined by the Toronto Stock Exchange, means a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director’s ability to act with a view to the best interests of the corporation, other than interests and relationships arising from shareholding.

4)	The term “independent”, within the meaning of applicable law, means that the director may not, other than in his or her capacity as a member of the board of directors, or any other board committee,

(i) accept any consulting, advisory, or other compensatory fee from the issuer; or

(ii) be an affiliated person of the issuer or any subsidiary thereof.

7. Independent legal or other advice

The board and, with the approval of the board, any director, may engage independent counsel and other advisors at the expense of the corporation.

8. Meetings of the unrelated and independent directors in the absence of members of management

1)	Meetings of the unrelated and independent directors (“executive sessions of the board”) shall be held in conjunction with all board meetings including unscheduled telephonic board meetings.

2)	The chair of the executive sessions of the board shall be chosen by the unrelated and independent directors.

3)	The chair of the executive sessions of the board, or in the chair’s absence an unrelated and independent director chosen by the unrelated and independent directors, shall

(a)	preside at executive sessions of the board;

(b)	ensure that meetings of the unrelated and independent directors are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties.

4)	The purposes of the executive sessions of the board shall include the following:

(a)	to raise substantive issues that are more appropriately discussed in the absence of management;

(b)	to discuss the need to communicate to the chairman of the board any matter of concern raised by any committee or any director;

(c)	to address issues raised but not resolved at meetings of the board and assess any follow-up needs with the chairman of the board;

(d)	to discuss the quality, quantity, and timeliness of the flow of information from management that is necessary for the unrelated and independent directors to effectively and responsibly perform their duties, and advise the chairman of the board of any changes required; and

(e)	to seek feedback about board processes.

9. Selection and tenure of directors

The guidelines for selection and tenure of directors shall be as follows:

(a)	Selection

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
—	Operations/technical experience (Operations/technical)
—	Project management experience (Project management)
—	Experience in working in a global work environment (Global experience)
—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert (Audit committee financial expert)
—	Expertise in management of financial risk (Financial risk management)
—	Expertise in managing relations with government (Government relations)
—	Experience in academia or in research (Academic/research)
—	Expertise in information technology (Information technology)
—	Scientific background (Scientific background)

In addition, the nominations and corporate governance committee may consider the following additional factors:

—	possessing expertise in any of the following areas: finance, law, science, marketing, administration, government affairs, social/political environment or community and civic affairs; and

—	providing diversity of viewpoint, individual competencies in business, other areas of endeavour in contributing to the collective experience of the directors, age, gender or regional association.

The nominations and corporate governance committee shall then assess what work experience and other expertise each existing director possesses. The nominations and corporate governance committee shall identify individuals qualified to become new board members and recommend to the board the new director nominees. In making its recommendations, the nominations and corporate governance committee shall consider the work experience and other expertise that the board considers each existing director to possess and which each new nominee will bring. The nominations and corporate governance committee may also consider the additional factors noted above and any other factors which it believes to be relevant.

A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

—	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;

—	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

—	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

—	is free of any present or apparent potential legal impediment or conflict of interest, such as:

➢	serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

➢	serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

➢	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

—	is expected to remain qualified to serve for a minimum of five years;

—	will not, at the time that he or she stands for election or appointment, have attained the age of 70;

—

is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 15000 common shares, deferred share units or restricted stock units of the corporation.

(b)	Tenure

(i)	Re-nomination

An incumbent director shall be supported for re-nomination as long as he or she:

—	does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;

—	makes a positive contribution to the effective performance of the directors;

—	regularly attends directors’ and committee meetings;

—	has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

—	is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;

—

in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;

—

will not, at the time that he or she stands for re-election, have attained the age of 70; however, under exceptional circumstances, at the request of the chief executive officer, the nominations and corporate governance committee may continue to support the nomination.

(ii)	Resignation

An incumbent director will resign in the event that he or she:

—	experiences a change in circumstances such as a change in his or her principal occupation, but not merely a change in geographic location;

—

displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;

—	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

—	develops a conflict of interest, such as

➢	assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

➢	assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

➢	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

➢	becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

10. Chairman and chief executive officer

(a)	Position description

The chairman and chief executive officer shall:

1.	Plan and organize all activities of the board of directors;

2.	Ensure that the Board receives sufficient, timely information on all material aspects of the corporation’s operations and financial affairs;

3.	Chair annual and special meetings of the shareholders;

4.	Conduct the general management and direction of the business and affairs of the corporation;

5.	Recommend to the board of directors a strategic plan for the corporation’s business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;

6.	Develop and implement operational policies to guide the corporation within the limits prescribed by the corporation’s by-laws and the directions adopted by the board of directors;

7.	Identify, for review with the board of directors, the principal risks of the corporation’s business, where identifiable, and develop appropriate systems to manage such risks;

8.	Under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;

9.	Ensure compliance with the corporation’s code of ethics and business conduct so as to foster a culture of integrity throughout the company; and

10.	Ensure effective internal controls and management information systems are in place.

(b)	Minimum shareholding requirements. The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares, deferred share units and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter

The structure, process and responsibilities of the audit committee shall include the following items and matters:

1.	(1)	The committee shall consist of five members, to be appointed by the board of directors from among the unrelated and independent directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation and are unrelated and independent.

	(2)	The committee shall, if possible, have one or more members who is an “audit committee financial expert” within the meaning of applicable law.

	(3)	Each member of the committee shall be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

	(4)	No committee member shall serve on the audit committee of more than two other public companies, unless the Board of Directors determines that such simultaneous service would not impair the ability of such director to effectively serve on the audit committee.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

	(a)	preside at committee meetings;

	(b)	ensure that meetings of the audit committee are held in accordance with this charter; and

	(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member or by the external auditors of the corporation, and notice of every meeting shall be given to the external auditors.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The external auditors and the internal auditor of the corporation shall report directly to the audit committee.

8.	The committee shall:

	(a)	recommend the external auditors to be appointed by the shareholders, fix their remuneration, which shall be paid by the corporation, and oversee their work.

	(b)	approve the proposed current year audit program of the external auditors and assess the results of the program after the end of the program period.

	(c)	approve in advance any non-audit services that are permitted by applicable law to be performed by the external auditors after considering the effect of such services on their independence.

	(d)	receive from the external auditors a formal written statement delineating all relationships between the external auditor and the corporation consistent with Independence Standards Board Standard 1, and shall actively engage in a dialogue with the external auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the external auditor and shall recommend that the board take any appropriate action to oversee the independence of the external auditor.

(e)	establish procedures for the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of the corporation of concerns regarding questionable accounting or auditing matters.

(f)	approve the proposed current year audit program of the internal auditors and assess the results of the program after the end of each quarter.

(g)	review annually the adequacy of the corporation’s liability and property insurance program.

(h)	review the adequacy of the corporation’s system of internal controls and auditing procedures.

(i)	review the accounting and financial reporting processes of the corporation.

(j)	approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.

(k)	review the annual and quarterly financial statements of the corporation, accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such financial statements by the board of directors.

(l)	review the results of the monitoring activity under the corporation’s business ethics compliance program.

(m)	review annually a summary of senior management expense accounts.

(n)	require attendances at its meetings by members of management, as the committee may direct.

(o)	review its mandate and its effectiveness at least annually.

(p)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Environment, Health and Safety Committee Charter

The structure, process and responsibilities of the environment, health and safety committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and (b) the non-independent directors who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the environment health and safety committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters of the environment, health and safety.

(b)	monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health and safety practices and matters, and advise the directors on the results and adequacy thereof.

(c)	monitor trends and review current and emerging public policy issues in matters of the environment, health and safety as they may impact the corporation’s operations.

(d)	review the impact of proposed legislation in matters of the environment, health and safety on the operations of the corporation and advise the directors and management as to the appropriate response of the corporation thereto.

(e)	recommend to the directors and management desirable policies and actions arising from its review and monitoring activity.

(f)	require attendances at its meetings by members of management, as the committee may direct.

(g)	review its mandate and its effectiveness at least annually.

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Executive Resources Committee Charter

The structure, process and responsibilities of the executive resources committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the (a) unrelated and independent directors; and (b) the non-independent members who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the executive resources committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	monitor the performance of the chief executive officer.

(b)	review and approve corporate goals and objectives relevant to compensation of the chief executive officer and evaluate his performance in light of those goals and objectives.

(c)	review data on competitive compensation practices and review and evaluate policies and programs through which the corporation compensates its employees.

(d)	approve salaries and other compensation (including supplemental compensation such as cash bonuses and IEBU’s, long-term incentive compensation such as RSU’s, and any other payments for service), for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation,.

(e)	produce an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.

(f)	review the executive development system to ensure that it:

i.	foresees the company’s senior management requirements;

ii.	provides for early identification and development of key resources.

(g)	approve specific succession plans for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(h)	review the company’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof.

(i)	require attendance at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Nominations and Corporate Governance Committee Charter

The structure, process and responsibilities of the nominations and corporate governance committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and the (b) the non-independent directors who are not members of the company’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the nominations and corporate governance committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	oversee issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, the evaluation of the overall performance of the board, and the board’s relationship with management, and to report to the board on such matters.

(b)	make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.

(c)	review and recommend to the board of directors the procedure for identifying potential nominees for directorships, including guidelines to be used in the selection process.

(d)	review and recommend to the board of directors any modifications to the charters of the board or any of its committees.

(e)	review and recommend to the board of directors guidelines to be adopted relating to tenure of directors.

(f)	assist the chief executive officer to assess potential candidates for directorships and recommend to the board of directors proposed candidates for board membership to fill anticipated vacancies.

(g)	apply guidelines for board membership to incumbent directors and recommend to the chief executive officer and to the board of directors the slate of director candidates to be proposed for election by the shareholders at the annual meeting.

(h)	review and recommend the nonemployee directors’ compensation.

(i)	require attendances at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(l)	make a recommendation to the board of directors as to whether to accept or reject any resignation tendered by a director as provided in subclause 9(b)(ii) of the board of directors charter.

Contributions Committee Charter

The structure, process and responsibilities of the contributions and community investment committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the contributions and community investment committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters relating to “Community Investment”, which Community Investment shall consist of:

(i)	charitable contributions, including those made by means of the Imperial Oil Foundation;

(ii)	local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;

(iii)	the corporation’s share of community-serving projects described in subparagraph 7(a)(ii) above by joint ventures operated by other companies;

(iv)	funding for public policy groups;

(v)	university research awards;

(vi)	sponsorships whose primary purpose is to promote brand recognition, product sales or business development; and

(vii)	expenditures required under socio-economic agreements to gain access to resources;

(b)	review each year, prior to the development of the following year’s budget for Community Investment, proposed overall contributions objectives, policies and programs, including, as appropriate, goals and criteria, the level of corporate contributions, the subject areas to which contributions are to be made and the relative weighting thereof, and the need to make such contributions to gain access to resources or otherwise advance the business objectives of the company, and make such recommendations to the Board with respect thereto as it may deem advisable;

(c)	approve the proposed budget for charitable contributions and local community contributions, as described in subparagraphs 7(a)(i) and (ii), of the corporation and its consolidated affiliates, and review the proposed budget for charitable contributions for the Imperial Oil Foundation prior to the meeting of the Imperial Oil Foundation to approve such budget, and to review such budgets for charitable contributions and local community contributions as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year;

(d)	review the proposed budget for Community Investment other than as described in subparagraphs 7(a)(i) and (ii) of the corporation and its consolidated affiliates, as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year, and possible contributions of an unusual amount;

(e)	approve all grants or contributions for charitable contributions and local community contributions as described in subparagraphs 7(a)(i) and (ii) above $100,000;

(f)	require attendances at its meetings by members of management, as the committee may direct;

(g)	review its mandate and its effectiveness at least annually; and

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.