Form 10-Q
period 2011-03-31
IMPERIAL OIL LTD
filed 2011-05-05
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

YES          NO ✓

The number of common shares outstanding, as of March 31, 2011, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three Months
	to March 31
millions of Canadian dollars	2011	2010

REVENUES AND OTHER INCOME
Operating revenues (a)(b)	6,852	6,134
Investment and other income (3)	19	32
TOTAL REVENUES AND OTHER INCOME	6,871	6,166

EXPENSES
Exploration	37	87
Purchases of crude oil and products (c)	3,980	3,661
Production and manufacturing (d)(4)	979	1,030
Selling and general (4)	321	250
Federal excise tax (a)	315	304
Depreciation and depletion	188	182
Financing costs (5)	-	1
TOTAL EXPENSES	5,820	5,515

INCOME BEFORE INCOME TAXES	1,051	651
INCOME TAXES	270	175
NET INCOME (2)	781	476

NET INCOME PER COMMON SHARE - BASIC (dollars) (8)	0.92	0.56
NET INCOME PER COMMON SHARE - DILUTED (dollars) (8)	0.91	0.56
DIVIDENDS PER COMMON SHARE (dollars)	0.11	0.10

(a) Federal excise tax included in operating revenues	315	304
(b) Amounts from related parties included in operating revenues	482	608
(c) Amounts to related parties included in purchases of crude oil and products	1,115	523
(d) Amounts to related parties included in production and manufacturing expenses	53	55

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)	As at	As at
	Mar. 31	Dec. 31
millions of Canadian dollars	2011	2010

ASSETS
Current assets
Cash	301	267
Accounts receivable, less estimated doubtful accounts	2,243	2,000
Inventories of crude oil and products	913	527
Materials, supplies and prepaid expenses	322	246
Deferred income tax assets	577	498
Total current assets	4,356	3,538

Long-term receivables, investments and other long-term assets	854	870

Property, plant and equipment,	30,671	30,004
less accumulated depreciation and depletion	14,141	14,099
Property, plant and equipment, net	16,530	15,905

Goodwill	204	204
Other intangible assets, net	64	63
TOTAL ASSETS	22,008	20,580

LIABILITIES
Current liabilities
Notes and loans payable	229	229
Accounts payable and accrued liabilities (a)(7)	4,202	3,470
Income taxes payable	895	878
Total current liabilities	5,326	4,577

Long-term debt (b)(6)	526	527
Other long-term obligations (7)	2,880	2,753
Deferred income tax liabilities	1,512	1,546
TOTAL LIABILITIES	10,244	9,403

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,520	1,511
Earnings reinvested	11,743	11,090
Accumulated other comprehensive income (9)	(1,499)	(1,424)
TOTAL SHAREHOLDERS’ EQUITY	11,764	11,177

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	22,008	20,580

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $492 million (2010 - amounts receivable of $45 million).
(b)	Long-term debt included amounts to related parties of $500 million (2010 - $500 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2010 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)	Three Months
inflow/(outflow)	to March 31
millions of Canadian dollars	2011	2010

OPERATING ACTIVITIES
Net income	781	476
Adjustment for non-cash items:
Depreciation and depletion	188	182
(Gain)/loss on asset sales (3)	(6)	(4)
Deferred income taxes and other	(90)	2
Changes in operating assets and liabilities:
Accounts receivable	(245)	(180)
Inventories and prepaids	(462)	(134)
Income taxes payable	17	(162)
Accounts payable	731	637
All other items - net (a)	45	97
CASH FROM (USED IN) OPERATING ACTIVITIES	959	914

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(822)	(813)
Proceeds from asset sales	14	6
Loans to equity company	2	-
CASH FROM (USED IN) INVESTING ACTIVITIES	(806)	(807)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)
Issuance of common shares under stock option plan	11	-
Common shares purchased	(36)	-
Dividends paid	(93)	(85)
CASH FROM (USED IN) FINANCING ACTIVITIES	(119)	(86)

INCREASE (DECREASE) IN CASH	34	21
CASH AT BEGINNING OF PERIOD	267	513

CASH AT END OF PERIOD	301	534

(a) Includes contribution to registered pension plans.	(66)	(70)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at March 31, 2011, and December 31, 2010, and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2011 presentation.

The results for the three months ended March 31, 2011, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	1,174	1,241	5,347	4,610	331	283
Intersegment sales	1,157	948	711	571	89	70
Investment and other income	8	20	9	11	-	-

	2,339	2,209	6,067	5,192	420	353

EXPENSES
Exploration	37	87	-	-	-	-
Purchases of crude oil and products	861	787	4,769	4,187	307	276
Production and manufacturing	599	602	337	370	43	58
Selling and general	1	2	223	224	16	17
Federal excise tax	-	-	315	304	-	-
Depreciation and depletion	133	125	50	52	3	3
Financing costs	-	-	(1)	-	-	-

TOTAL EXPENSES	1,631	1,603	5,693	5,137	369	354

INCOME BEFORE INCOME TAXES	708	606	374	55	51	(1)
INCOME TAXES	180	162	98	16	13	-

NET INCOME	528	444	276	39	38	(1)

Export sales to the United States	549	507	251	298	200	165
Cash flow from (used in) operating activities	717	742	271	186	5	4
CAPEX (a)	818	855	36	38	2	6
Total assets as at March 31	14,527	11,190	6,955	6,323	456	414

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	6,852	6,134
Intersegment sales	-	-	(1,957)	(1,589)	-	-
Investment and other income	2	1	-	-	19	32

	2	1	(1,957)	(1,589)	6,871	6,166

EXPENSES
Exploration	-	-	-	-	37	87
Purchases of crude oil and products	-	-	(1,957)	(1,589)	3,980	3,661
Production and manufacturing	-	-	-	-	979	1,030
Selling and general	81	7	-	-	321	250
Federal excise tax	-	-	-	-	315	304
Depreciation and depletion	2	2	-	-	188	182
Financing costs	1	1	-	-	-	1

TOTAL EXPENSES	84	10	(1,957)	(1,589)	5,820	5,515

INCOME BEFORE INCOME TAXES	(82)	(9)	-	-	1,051	651
INCOME TAXES	(21)	(3)	-	-	270	175

NET INCOME	(61)	(6)	-	-	781	476

Export sales to the United States	-	-	-	-	1,000	970
Cash flow from (used in) operating activities	(34)	(18)	-	-	959	914
CAPEX (a)	3	1	-	-	859	900
Total assets as at March 31	416	631	(346)	(223)	22,008	18,335

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2011	2010
Proceeds from asset sales	14	6
Book value of assets sold	8	2
Gain/(loss) on asset sales, before tax	6	4
Gain/(loss) on asset sales, after tax	4	4

4.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Three Months to March 31
millions of dollars	2011	2010
Pension benefits:
Current service cost	29	25
Interest cost	78	77
Expected return on plan assets	(76)	(68)
Amortization of prior service cost	4	4
Recognized actuarial loss	40	34
Net benefit cost	75	72

Other post-retirement benefits:
Current service cost	1	1
Interest cost	6	6
Recognized actuarial loss	1	-
Net benefit cost	8	7

IMPERIAL OIL LIMITED

5.	Financing costs

	Three Months to March 31
millions of dollars	2011	2010
Debt related interest	3	1
Capitalized interest	(3)	(1)
Net interest expense	-	-
Other interest	-	1
Total financing costs	-	1

6.	Long-term debt

millions of dollars	As at Mar. 31 2011	As at Dec. 31 2010
Long-term debt	500	500
Capital leases	26	27

Total long-term debt	526	527

7.	Other long-term obligations

millions of dollars	As at Mar. 31 2011	As at Dec. 31 2010
Employee retirement benefits (a)	1,749	1,640
Asset retirement obligations and other environmental liabilities (b)	732	754
Share-based incentive compensation liabilities	173	127
Other obligations	226	232

Total other long-term obligations	2,880	2,753

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2010 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $134 million in current liabilities (December 31, 2010 - $134 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Three Months to March 31
	2011	2010

Net income per common share - basic

Net income (millions of dollars)	781	476

Weighted average number of common shares outstanding (millions of shares)	847.8	847.6

Net income per common share (dollars)	0.92	0.56

Net income per common share - diluted

Net income (millions of dollars)	781	476

Weighted average number of common shares outstanding (millions of shares)	847.8	847.6
Effect of employee share-based awards (millions of shares)	6.3	6.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	854.1	854.2

Net income per common share (dollars)	0.91	0.56

9.	Comprehensive income

	Three Months to March 31
millions of dollars	2011	2010
Net income	781	476

Post-retirement benefit liability adjustment (excluding amortization)	(108)	84
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	33	28
Other comprehensive income (net of income taxes)	(75)	112
Total comprehensive income	706	588

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the first quarter of 2011 was $781 million or $0.91 a share on a diluted basis, compared with $476 million or $0.56 a share for the same period last year.

Earnings in the first quarter were higher than the same quarter in 2010 primarily due to stronger industry refining margins of about $175 million, higher Syncrude and Cold Lake volumes of about $100 million and lower refinery planned maintenance activities of about $85 million. These factors were partially offset by the unfavourable foreign exchange effects of the stronger Canadian dollar of about $70 million. Reliability and expense management improvements in all operating segments allowed the capture of higher crude oil realizations in the Upstream and improved margins in petroleum product markets.

Upstream

Net income in the first quarter was $528 million, $84 million higher than the same period of 2010. Earnings increased primarily due to higher volumes and lower maintenance costs at Syncrude totaling about $80 million. Earnings were also positively impacted by higher Cold Lake bitumen production of about $30 million and higher crude oil commodity prices of about $30 million. These factors were partially offset by the unfavourable foreign exchange effects of the stronger Canadian dollar of about $50 million.

The average price of Brent crude oil in U.S. dollars, a common benchmark for world oil markets, was $105.01 a barrel in the first quarter of 2011, up almost 40 percent from the corresponding period last year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil from Syncrude production also increased. The company’s average bitumen realizations in the first quarter were about ten percent lower than that in the first quarter of 2010, reflecting a widened price spread between the lighter crude oils and Cold Lake bitumen, primarily due to continuing impacts from third party pipeline integrity issues on heavy oil markets.

Gross production of Cold Lake bitumen averaged 157 thousand barrels a day during the first quarter, up from 148 thousand barrels in the same quarter last year. Higher volumes were the result of the ongoing development drilling program partially offset by the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the first quarter was 80 thousand barrels a day, versus 67 thousand barrels in the first quarter of 2010. Increased production was primarily the result of improved mining and upgrading reliability as well as lower planned maintenance activities.

Gross production of conventional crude oil averaged 22 thousand barrels a day in the first quarter, down from 24 thousand barrels the same period last year, due to natural reservoir decline.

Gross production of natural gas during the first quarter of 2011 was 269 million cubic feet a day, down from 273 million cubic feet in the same period last year. The lower production volume was a result of natural reservoir decline.

The Kearl development plan is being reconfigured from a three-phase to a two-phase strategy. Production from the initial development phase will be at 110,000 barrels of bitumen a day. A second phase expansion with debottlenecking of both phases will be used to reach the regulatory capacity of 345,000 barrels a day as approved under the original three-phase strategy. Full lease unit development costs are expected to remain the same.

Downstream

Net income was $276 million in the first quarter of 2011, $237 million higher than the same period a year ago. Earnings benefited from stronger industry refining margins of about $175 million due in part to favourably priced crude mix processed and improved demand for petroleum products, as well as the favourable impact of about $85 million associated with lower planned refinery maintenance activities. These factors were partially offset by the unfavourable effects of the stronger Canadian dollar of about $20 million.

Chemical

Net income was $38 million in the first quarter, $39 million higher than the same quarter last year. Improved industry margins across all product channels, lower costs due to lower planned maintenance activities, and higher polyethylene sales volumes were the main contributors to the increase.

Corporate and other

Net income effects were negative $61 million in the first quarter, compared with negative $6 million in the same period of 2010. Unfavourable earnings effects in the first quarter were primarily due to changes in share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $959 million during the first quarter of 2011, compared with $914 million in the same period of 2010. Higher cash flow was primarily driven by higher earnings partially offset by working capital effects.

Investing activities used net cash of $806 million in the first quarter, compared to $807 million in the corresponding period in 2010. Additions to property, plant and equipment were $822 million in the first quarter, compared with $813 million during the same quarter 2010. For the Upstream segment, expenditures during the quarter were primarily directed towards the advancement of the Kearl oil sands project. Other investments included environmental and other projects at Syncrude, development drilling at Cold Lake and advancing the Nabiye project, the next phase of expansion at Cold Lake, as well as exploration drilling at Horn River. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Cash used in financing activities was $119 million in the first quarter 2011, compared with $86 million in the first quarter of 2010. During the first quarter of 2011, the company did not make any share repurchases except those to offset the dilutive effects from the exercise of stock options. Cash dividends of $93 million were paid in the first quarter 2011, compared with dividends of $85 million in the first quarter 2010. Per-share dividends paid in the first quarter 2011 totaled $0.11, up from $0.10 in the same period of 2010.

The above factors led to an increase in the company’s balance of cash to $301 million at March 31, 2011, from $267 million at the end of 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2011 does not differ materially from that discussed on page 23 in the company’s annual report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2011 to March 31, 2011, the company issued 602,214 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2011 (January 1 - January 31)	-	N/A	-	41,621,691

February 2011 (February 1 - February 28)	107,574	$44.88	107,574	41,439,964

March 2011 (March 1 - March 31)	602,766	$50.93	602,766	40,767,472

(1)	On June 23, 2010, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,333 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2010 to June 24, 2011. If not previously terminated, the program will end on June 24, 2011.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 28, 2011, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 738,106,214 shares for and 997,911 shares withheld, B. H. March 725,214,301 shares for and 13,889,824 shares withheld, J.M. Mintz 738,693,464 shares for and 410,661 shares withheld, R.C. Olsen 686,307,977 shares for and 52,796,148 shares withheld, D.S. Sutherland 738,782,411 shares for and 321,714 shares withheld, S.D. Whittaker 738,457,594 shares for and 646,531 shares withheld, and V.L. Young 738,786,854 shares for and 317,271 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 745,950,692 shares for and 1,085,455 shares withheld from the reappointment of the auditors.

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

IMPERIAL OIL LIMITED
(Registrant)

Date: May 4, 2011	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and
Administration and Treasurer
(Principal Accounting Officer)

Date: May 4, 2011	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary