Form 10-Q
period 2011-06-30
IMPERIAL OIL LTD
filed 2011-08-04
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

YES        NO   ✓

The number of common shares outstanding, as of June 30, 2011, was 847,599,011.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,761	6,091	14,613	12,225
Investment and other income (note 3)	13	48	32	80

TOTAL REVENUES AND OTHER INCOME	7,774	6,139	14,645	12,305

EXPENSES
Exploration	22	30	59	117
Purchases of crude oil and products (c)	4,966	3,636	8,946	7,297
Production and manufacturing (d) (note 4)	1,058	1,012	2,037	2,042
Selling and general (note 4)	253	265	574	515
Federal excise tax (a)	325	322	640	626
Depreciation and depletion	190	192	378	374
Financing costs (note 5)	1	-	1	1

TOTAL EXPENSES	6,815	5,457	12,635	10,972

INCOME BEFORE INCOME TAXES	959	682	2,010	1,333
INCOME TAXES	233	165	503	340

NET INCOME (note 2)	726	517	1,507	993

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (dollars) (note 8)	0.86	0.61	1.78	1.17
Net income per common share - diluted (dollars) (note 8)	0.85	0.60	1.76	1.16
Dividends per common share (dollars)	0.11	0.11	0.22	0.21

(a) Federal excise tax included in operating revenues	325	322	640	626
(b) Amounts from related parties included in operating revenues	638	439	1,120	1,047
(c) Amounts to related parties included in purchases of crude oil and products	766	489	1,881	1,012
(d) Amounts to related parties included in production and manufacturing expenses	48	67	101	122

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited) millions of Canadian dollars	As at June 30 2011	As at Dec. 31 2010

ASSETS
Current assets
Cash	419	267
Accounts receivable, less estimated doubtful accounts	2,301	2,000
Inventories of crude oil and products	1,014	527
Materials, supplies and prepaid expenses	270	246
Deferred income tax assets	605	498

Total current assets	4,609	3,538

Long-term receivables, investments and other long-term assets	851	870

Property, plant and equipment,	31,525	30,004
less accumulated depreciation and depletion	14,287	14,099

Property, plant and equipment, net	17,238	15,905

Goodwill	204	204
Other intangible assets, net	64	63

TOTAL ASSETS	22,966	20,580

LIABILITIES
Current liabilities
Notes and loans payable	364	229
Accounts payable and accrued liabilities (a) (note 7)	4,180	3,470
Income taxes payable	928	878

Total current liabilities	5,472	4,577

Long-term debt (b) (note 6)	845	527
Other long-term obligations (note 7)	2,747	2,753
Deferred income tax liabilities	1,538	1,546

TOTAL LIABILITIES	10,602	9,403

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,523	1,511
Earnings reinvested	12,368	11,090
Accumulated other comprehensive income (note 9)	(1,527)	(1,424)

TOTAL SHAREHOLDERS’ EQUITY	12,364	11,177

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	22,966	20,580

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $304 million (2010 - amounts receivable of $45 million).
(b)	Long-term debt included amounts to related parties of $820 million (2010 - $500 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2010 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2011	2010	2011	2010

OPERATING ACTIVITIES
Net income	726	517	1,507	993
Adjustment for non-cash items:
Depreciation and depletion	190	192	378	374
(Gain)/loss on asset sales (note 3)	-	(42)	(6)	(46)
Deferred income taxes and other	4	70	(86)	72
Changes in operating assets and liabilities:
Accounts receivable	(62)	118	(307)	(62)
Inventories, materials, supplies and prepaid expenses	(49)	14	(511)	(120)
Income taxes payable	33	(70)	50	(232)
Accounts payable and accrued liabilities	(21)	(260)	710	377
All other items - net (a)	(165)	(215)	(120)	(118)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	656	324	1,615	1,238

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(903)	(851)	(1,725)	(1,664)
Proceeds from asset sales	6	54	20	60
Repayment of loan from equity company	4	-	6	-

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(893)	(797)	(1,699)	(1,604)

FINANCING ACTIVITIES
Short-term debt-net	135	90	135	90
Long-term debt issued	320	-	320	-
Reduction in capitalized lease obligations	(1)	-	(2)	(1)
Issuance of common shares under stock option plan	3	1	14	1
Common shares purchased	(8)	(3)	(44)	(3)
Dividends paid	(94)	(85)	(187)	(170)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	355	3	236	(83)

INCREASE (DECREASE) IN CASH	118	(470)	152	(449)
CASH AT BEGINNING OF PERIOD	301	534	267	513

CASH AT END OF PERIOD	419	64	419	64

(a) Includes contribution to registered pension plans	(232)	(295)	(298)	(365)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at June 30, 2011, and December 31, 2010, and the results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2011 presentation.

The results for the six months ended June 30, 2011, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business Segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	1,400	1,010	6,021	4,816	340	265
Intersegment sales	1,140	963	728	462	105	63
Investment and other income	3	11	9	34	-	3

	2,543	1,984	6,758	5,312	445	331

EXPENSES
Exploration	22	30	-	-	-	-
Purchases of crude oil and products	963	653	5,647	4,237	329	234
Production and manufacturing	596	573	415	389	47	50
Selling and general	2	1	237	225	16	16
Federal excise tax	-	-	325	322	-	-
Depreciation and depletion	132	131	52	56	4	3
Financing costs	-	-	1	-	-	-

TOTAL EXPENSES	1,715	1,388	6,677	5,229	396	303

INCOME BEFORE INCOME TAXES	828	596	81	83	49	28
INCOME TAXES	204	150	17	15	13	6

NET INCOME	624	446	64	68	36	22

Export sales to the United States	559	412	307	326	228	161
Cash flows from (used in) operating activities	823	567	(252)	(223)	77	9
CAPEX (a)	884	832	36	46	1	2

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	7,761	6,091
Intersegment sales	-	-	(1,973)	(1,488)	-	-
Investment and other income	1	-	-	-	13	48

	1	-	(1,973)	(1,488)	7,774	6,139

EXPENSES
Exploration	-	-	-	-	22	30
Purchases of crude oil and products	-	-	(1,973)	(1,488)	4,966	3,636
Production and manufacturing	-	-	-	-	1,058	1,012
Selling and general	(2)	23	-	-	253	265
Federal excise tax	-	-	-	-	325	322
Depreciation and depletion	2	2	-	-	190	192
Financing costs	-	-	-	-	1	-

TOTAL EXPENSES	-	25	(1,973)	(1,488)	6,815	5,457

INCOME BEFORE INCOME TAXES	1	(25)	-	-	959	682
INCOME TAXES	(1)	(6)	-	-	233	165

NET INCOME	2	(19)	-	-	726	517

Export sales to the United States	-	-	-	-	1,094	899
Cash flows from (used in) operating activities	8	(29)	-	-	656	324
CAPEX (a)	4	1	-	-	925	881

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	2,574	2,251	11,368	9,426	671	548
Intersegment sales	2,297	1,911	1,439	1,033	194	133
Investment and other income	11	31	18	45	-	3

	4,882	4,193	12,825	10,504	865	684

EXPENSES
Exploration	59	117	-	-	-	-
Purchases of crude oil and products	1,824	1,440	10,416	8,424	636	510
Production and manufacturing	1,195	1,175	752	759	90	108
Selling and general	3	3	460	449	32	33
Federal excise tax	-	-	640	626	-	-
Depreciation and depletion	265	256	102	108	7	6
Financing costs	-	-	-	-	-	-

TOTAL EXPENSES	3,346	2,991	12,370	10,366	765	657

INCOME BEFORE INCOME TAXES	1,536	1,202	455	138	100	27
INCOME TAXES	384	312	115	31	26	6

NET INCOME	1,152	890	340	107	74	21

Export sales to the United States	1,108	918	558	624	428	326
Cash flows from (used in) operating activities	1,540	1,309	19	(37)	82	13
CAPEX (a)	1,702	1,687	72	84	3	8
Total assets as at June 30	15,184	11,866	7,044	6,293	416	423

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2011	2010	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	14,613	12,225
Intersegment sales	-	-	(3,930)	(3,077)	-	-
Investment and other income	3	1	-	-	32	80

	3	1	(3,930)	(3,077)	14,645	12,305

EXPENSES
Exploration	-	-	-	-	59	117
Purchases of crude oil and products	-	-	(3,930)	(3,077)	8,946	7,297
Production and manufacturing	-	-	-	-	2,037	2,042
Selling and general	79	30	-	-	574	515
Federal excise tax	-	-	-	-	640	626
Depreciation and depletion	4	4	-	-	378	374
Financing costs	1	1	-	-	1	1

TOTAL EXPENSES	84	35	(3,930)	(3,077)	12,635	10,972

INCOME BEFORE INCOME TAXES	(81)	(34)	-	-	2,010	1,333
INCOME TAXES	(22)	(9)	-	-	503	340

NET INCOME	(59)	(25)	-	-	1,507	993

Export sales to the United States	-	-	-	-	2,094	1,868
Cash flows from (used in) operating activities	(26)	(47)	-	-	1,615	1,238
CAPEX (a)	7	2	-	-	1,784	1,781
Total assets as at June 30	640	100	(318)	(314)	22,966	18,368

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2011	2010	2011	2010
Proceeds from asset sales	6	54	20	60
Book value of assets sold	6	12	14	14

Gain/(loss) on asset sales, before tax	-	42	6	46

Gain/(loss) on asset sales, after tax	-	36	4	40

4.	Employee retirement benefits

The components of net benefit cost included in production and manufacturing and selling and general expenses in the consolidated statement of income are as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2011	2010	2011	2010
Pension benefits:
Current service cost	32	26	61	51
Interest cost	79	76	157	153
Expected return on plan assets	(78)	(69)	(154)	(137)
Amortization of prior service cost	6	4	10	8
Recognized actuarial loss	41	35	81	69

Net benefit cost	80	72	155	144

Other post-retirement benefits:
Current service cost	2	2	3	3
Interest cost	6	6	12	12
Amortization of prior service cost	-	(1)	-	(1)
Recognized actuarial loss	-	-	1	-

Net benefit cost	8	7	16	14

IMPERIAL OIL LIMITED

5.	Financing costs

	Second Quarter		Six Months to June 30
millions of dollars	2011	2010	2011	2010
Debt related interest	4	1	7	2
Capitalized interest	(4)	(1)	(7)	(2)

Net interest expense	-	-	-	-
Other interest	1	-	1	1

Total financing costs	1	-	1	1

6.	Long-term debt

millions of dollars	As at June 30 2011	As at Dec. 31 2010
Long-term debt	820	500
Capital leases	25	27

Total long-term debt	845	527

In the second quarter, the company extended the maturity date of its existing unused $200 million long-term bank credit facility to July 2013.

7.	Other long-term obligations

millions of dollars	As at June 30 2011	As at Dec. 31 2010
Employee retirement benefits (a)	1,616	1,640
Asset retirement obligations and other environmental liabilities (b)	736	754
Share-based incentive compensation liabilities	173	127
Other obligations	222	232

Total other long-term obligations	2,747	2,753

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2010 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $134 million in current liabilities (December 31, 2010 - $134 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Second Quarter		Six Months to June 30
	2011	2010	2011	2010

Net income per common share - basic

Net income (millions of dollars)	726	517	1,507	993

Weighted average number of common shares outstanding (millions of shares)	847.7	847.6	847.7	847.6

Net income per common share (dollars)	0.86	0.61	1.78	1.17

Net income per common share - diluted

Net income (millions of dollars)	726	517	1,507	993

Weighted average number of common shares outstanding (millions of shares)	847.7	847.6	847.7	847.6
Effect of employee share-based awards (millions of shares)	6.2	6.9	6.3	6.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	853.9	854.5	854.0	854.3

Net income per common share (dollars)	0.85	0.60	1.76	1.16

9.	Comprehensive income

	Second Quarter		Six Months to June 30
millions of dollars	2011	2010	2011	2010
Net income	726	517	1,507	993

Post-retirement benefit liability adjustment (excluding amortization)	(64)	-	(172)	84
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	36	29	69	57

Other comprehensive income (net of income taxes)	(28)	29	(103)	141

Total comprehensive income	698	546	1,404	1,134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the second quarter of 2011 was $726 million or $0.85 a share on a diluted basis, compared with $517 million or $0.60 a share for the same period last year. Net income for the first six months of 2011 was $1,507 million or $1.76 a share on a diluted basis, versus $993 million or $1.16 a share for the first half of 2010.

Earnings in the second quarter were higher than the same quarter in 2010 primarily due to the impacts of higher crude oil commodity prices of about $430 million, stronger industry refining margins of about $80 million and increased Cold Lake bitumen production of about $70 million. These factors were partially offset by the unfavourable effects of higher royalty costs of about $120 million, lower Syncrude volumes of about $50 million, primarily a result of higher unplanned maintenance activities, and lower conventional crude oil volumes of about $45 million due to third-party pipeline reliability issues. Earnings were also negatively impacted by the foreign exchange effects of the stronger Canadian dollar of about $70 million and higher planned refinery maintenance activities of about $40 million. Second quarter 2010 earnings included a gain of about $25 million from the sale of non-operating assets.

For the six months, increased earnings were primarily attributable to higher crude oil commodity prices of about $460 million, stronger industry refining margins of about $255 million and increased Cold Lake bitumen production of about $100 million. These factors were partially offset by the unfavourable effects of the stronger Canadian dollar of about $140 million, higher royalty costs of about $130 million and lower conventional crude oil volumes of about $45 million due to third party pipeline issues.

Upstream

Net income in the second quarter was $624 million, $178 million higher than the same period of 2010. Earnings benefited from higher crude oil commodity prices of about $430 million and increased Cold Lake bitumen production of about $70 million. These factors were partially offset by lower Syncrude volumes of about $50 million, primarily a result of higher unplanned maintenance activities, and lower conventional crude oil volumes of about $45 million due to third-party pipeline reliability issues. Earnings were also negatively impacted by higher royalty costs due to higher commodity prices of about $120 million and the foreign exchange effects of the stronger Canadian dollar of about $55 million.

Net income for the six months of 2011 was $1,152 million, up $262 million from 2010. Earnings increased primarily due to the impacts of higher crude oil commodity prices of about $460 million and increased Cold Lake bitumen production of about $100 million. These factors were partially offset by the unfavourable effects of higher royalty costs of about $130 million, the stronger Canadian dollar of about $105 million and lower conventional crude oil volumes of about $45 million as a result of the second quarter 2011 third-party pipeline issues.

The average price of Brent crude oil in U.S. dollars, a common benchmark for Atlantic Basin oil markets, was $117.33 a barrel in the second quarter and $111.20 a barrel in the six months of 2011, up about 50 percent and 44 percent from the corresponding periods last year. The average price of West Texas Intermediate (WTI) crude oil in U.S. dollars, a common benchmark for mid-continent North American oil markets, was $102.34 a barrel in the second quarter and $98.50 a barrel in the six months of 2011, up about 31 percent and 26 percent from the corresponding periods last year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil increased accordingly. The company’s average bitumen realizations in the second quarter and in the first six months of 2011 were about 26 percent and six percent higher than that in the corresponding periods of 2010.

Cold Lake bitumen realizations were negatively impacted by third-party pipeline integrity issues carried over from the second half of 2010 into the first quarter of 2011 and continued weakness in WTI crude oil markets.

Gross production of Cold Lake bitumen averaged 158 thousand barrels a day during the second quarter, up from 140 thousand barrels in the same quarter last year. For the six months, gross production was 157 thousand barrels a day this year, compared with 144 thousand barrels in the same period of 2010. Increased volumes in both periods were due to contributions from new wells steamed in 2010 and 2011 and the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the second quarter was 70 thousand barrels a day, versus 81 thousand barrels in the second quarter of 2010. Lower production was primarily the result of higher unplanned maintenance activities and the negative impact of wild fires in northern Alberta on the Syncrude operations. During the six months of the year, the company’s share of gross production from Syncrude averaged 75 thousand barrels a day, up slightly from 74 thousand barrels in 2010. Increased production was due to improved operating reliability.

Gross production of conventional crude oil averaged 16 thousand barrels a day in the second quarter, down from 24 thousand barrels in the second quarter of 2010. Lower volumes were primarily due to the third-party pipeline unplanned downtime which caused significantly reduced production at the Norman Wells field. In the first six months of the year, gross production was 19 thousand barrels a day, compared with 24 thousand barrels in 2010. Lower volumes were primarily due to third-party pipeline downtime, which reduced production at the Norman Wells field, and natural reservoir decline. This pipeline downtime carried forward into the third quarter.

Gross production of natural gas during the second quarter of 2011 was 257 million cubic feet a day, down from 289 million cubic feet in the same period last year. In the six months of the year, gross production was 263 million cubic feet a day, down from 281 million cubic feet in the six months of 2010. The lower production volumes in both periods were primarily a result of natural reservoir decline.

Downstream

Net income was $64 million in the second quarter of 2011, compared with $68 million in the same period a year ago. Second quarter earnings in 2010 included a gain of about $25 million from sale of non-operating assets. Impacting earnings in the second quarter of 2011 when compared to the prior year’s second quarter were higher planned refinery maintenance activities totalling about $40 million. Unfavourable effects of the stronger Canadian dollar were about $15 million. Offsetting these negative factors was the favourable impact of stronger industry refining margins of about $80 million in the quarter. Planned refinery maintenance activity impacted second quarter 2011 results by about $95 million.

Six months net income was $340 million, an increase of $233 million over 2010. Higher earnings were primarily due to favourable impacts of stronger industry refining margins of about $255 million and $40 million associated with improved refinery operations. These factors were partially offset by the unfavourable impact of the stronger Canadian dollar of about $35 million. Earnings in 2010 included a gain of about $25 million from sale of non-operating assets.

Chemical

Net income was $36 million in the second quarter, $14 million higher than the same quarter last year. Higher polyethylene and intermediate products sales volumes and lower costs due to lower planned maintenance activities were the main contributors to the increase.

Six months net income was $74 million, up $53 million from 2010. Earnings were positively impacted by improved industry margins across all product channels, lower costs due to lower planned maintenance activities and higher polyethylene sales volumes.

Corporate and other

Net income effects were $2 million in the second quarter, compared with negative $19 million in the same period of 2010. Favourable effects were primarily due to lower share-based compensation charges. For the six months of 2011, net income effects from Corporate and other were negative $59 million, versus negative $25 million last year. Unfavourable effects were primarily due to changes in share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $656 million during the second quarter of 2011, compared with $324 million in the same period last year. Higher cash flow was primarily driven by higher earnings and working capital effects. Year-to-date cash flow generated from operating activities was $1,615 million, compared with $1,238 million in the same period last year. Higher cash flow was primarily due to higher earnings partially offset by the timing of scheduled income tax payments.

Investing activities used net cash of $893 million in the second quarter, an increase of $96 million from the corresponding period in 2010. Additions to property, plant and equipment were $903 million in the second quarter, compared with $851 million during the same quarter 2010. For the Upstream segment, expenditures during the quarter were primarily directed towards the advancement of the Kearl oil sands project. Other investments included development drilling and advancing the Nabiye expansion project at Cold Lake, environmental and other projects at Syncrude, as well as exploration drilling and the advancement of the production pilot at Horn River. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Cash from financing activities was $355 million in the second quarter, compared with $3 million in the second quarter of 2010. In the second quarter, the company increased its long-term debt level by $320 million by drawing on an existing facility and issued additional commercial paper which increased short-term debt by $135 million.

In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2011. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2011, to June 24, 2012, including shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from ExxonMobil. During the second quarter of 2011, the company limited its share repurchases to those to offset the dilutive effects from the exercise of stock options. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

Cash dividends of $94 million were paid in the second quarter of 2011 compared with dividends of $85 million in the same period of 2010. Per-share dividends declared in the first six months of 2011 totaled $0.22, up from $0.21 in the same period of 2010.

The above factors led to an increase in the company’s balance of cash to $419 million at June 30, 2011, from $267 million at the end of 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2011 does not differ materially from that discussed on page 23 in the company’s annual report on Form 10-K for the year ended December 31, 2010 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	430

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the rate at the end of the second quarter 2011. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from 2010 year-end by about $5 million (after tax) for each one-cent difference. This was primarily due to the widened price spread between light crude oils and Cold Lake bitumen.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April 1, 2011 to June 30, 2011, the company issued 183,075 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)(2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2011	-	-	-	40,696,310
(April 1- April 30)
May 2011	73,578	47.93	73,578	40,545,047
(May 1 – May 31)
June 2011	110,247	44.54	110,247	40,367,411
(June 1 – June 30)

(1)	On June 23, 2010, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,380,333 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2010 to June 24, 2011. The program ended on June 24, 2011.

(2)	On June 23, 2011, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,385,463 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2011 to June 24, 2012. If not previously terminated, the program will end on June 24, 2012.

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

IMPERIAL OIL LIMITED (Registrant)

Date: August 4, 2011	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Treasurer
(Principal Accounting Officer)

Date: August 4, 2011	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary