Form 10-Q
period 2011-09-30
IMPERIAL OIL LTD
filed 2011-11-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES          NO  ✓

The number of common shares outstanding, as of September 30, 2011, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,918	5,828	22,531	18,053
Investment and other income (note 3)	27	23	59	103

TOTAL REVENUES AND OTHER INCOME	7,945	5,851	22,590	18,156

EXPENSES
Exploration	17	54	76	171
Purchases of crude oil and products (c)	4,993	3,462	13,939	10,759
Production and manufacturing (d)	1,017	961	3,054	3,003
Selling and general	249	271	823	786
Federal excise tax (a)	345	345	985	971
Depreciation and depletion	192	187	570	561
Financing costs (note 5)	-	3	1	4

TOTAL EXPENSES	6,813	5,283	19,448	16,255

INCOME BEFORE INCOME TAXES	1,132	568	3,142	1,901
INCOME TAXES	273	150	776	490

NET INCOME	859	418	2,366	1,411

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (dollars) (note 8)	1.01	0.49	2.79	1.66
Net income per common share - diluted (dollars) (note 8)	1.01	0.49	2.77	1.65
Dividends per common share (dollars)	0.11	0.11	0.33	0.32

(a) Federal excise tax included in operating revenues	345	345	985	971
(b) Amounts from related parties included in operating revenues	876	560	2,181	1,607
(c) Amounts to related parties included in purchases of crude oil and products	737	774	2,618	1,786
(d) Amounts to related parties included in production and manufacturing expenses	53	68	154	190

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)	As at	As at
millions of Canadian dollars	Sept. 30 2011	Dec. 31 2010

ASSETS
Current assets
Cash	920	267
Accounts receivable, less estimated doubtful accounts	2,124	2,000
Inventories of crude oil and products	986	527
Materials, supplies and prepaid expenses	272	246
Deferred income tax assets	581	498

Total current assets	4,883	3,538

Long-term receivables, investments and other long-term assets	918	870

Property, plant and equipment,	32,583	30,004
less accumulated depreciation and depletion	14,458	14,099

Property, plant and equipment, net	18,125	15,905

Goodwill	204	204
Other intangible assets, net	64	63

TOTAL ASSETS	24,194	20,580

LIABILITIES
Current liabilities
Notes and loans payable	364	229
Accounts payable and accrued liabilities (a) (note 7)	4,349	3,470
Income taxes payable	1,149	878

Total current liabilities	5,862	4,577

Long-term debt (b) (note 6)	844	527
Other long-term obligations (note 7)	2,737	2,753
Deferred income tax liabilities	1,588	1,546

TOTAL LIABILITIES	11,031	9,403

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,524	1,511
Earnings reinvested	13,131	11,090
Accumulated other comprehensive income	(1,492)	(1,424)

TOTAL SHAREHOLDERS’ EQUITY	13,163	11,177

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	24,194	20,580

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $206 million (2010 - amounts receivable of $45 million).
(b)	Long-term debt included amounts to related parties of $820 million (2010 - $500 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2010 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2011	2010	2011	2010

OPERATING ACTIVITIES
Net income	859	418	2,366	1,411
Adjustment for non-cash items:
Depreciation and depletion	192	187	570	561
(Gain)/loss on asset sales (note 3)	(17)	(12)	(23)	(58)
Deferred income taxes and other	59	(17)	(27)	55
Changes in operating assets and liabilities:
Accounts receivable	175	(33)	(132)	(95)
Inventories, materials, supplies and prepaid expenses	26	(58)	(485)	(178)
Income taxes payable	221	60	271	(172)
Accounts payable and accrued liabilities	169	375	879	752
All other items - net (a)	(26)	45	(146)	(73)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,658	965	3,273	2,203

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(1,087)	(1,147)	(2,812)	(2,811)
Proceeds from asset sales	24	35	44	95
Repayment of loan from (loan to) equity company	2	(1)	8	(1)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,061)	(1,113)	(2,760)	(2,717)

FINANCING ACTIVITIES
Short-term debt - net	-	30	135	120
Long-term debt issued	-	200	320	200
Reduction in capitalized lease obligations	(1)	(2)	(3)	(3)
Issuance of common shares under stock option plan	1	-	15	1
Common shares purchased	(3)	-	(47)	(3)
Dividends paid	(93)	(93)	(280)	(263)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(96)	135	140	52

INCREASE (DECREASE) IN CASH	501	(13)	653	(462)
CASH AT BEGINNING OF PERIOD	419	64	267	513

CASH AT END OF PERIOD	920	51	920	51

(a) Includes contribution to registered pension plans	(12)	(13)	(310)	(378)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of financial statement presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements. In the opinion of the management, the information furnished herein reflects all known accruals and adjustments necessary for a fair presentation of the financial position of the company as at September 30, 2011, and December 31, 2010, and the results of operations and changes in cash flows for the nine months ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method. Certain reclassifications to the prior year have been made to conform to the 2011 presentation.

The results for the nine months ended September 30, 2011, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business Segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2011	2010	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues	1,263	908	6,319	4,655	336	265
Intersegment sales	994	879	614	416	80	79
Investment and other income	1	5	23	17	-	-

	2,258	1,792	6,956	5,088	416	344

EXPENSES
Exploration	17	54	-	-	-	-
Purchases of crude oil and products	781	545	5,596	4,047	304	244
Production and manufacturing	627	592	347	320	43	49
Selling and general	2	2	251	229	18	16
Federal excise tax	-	-	345	345	-	-
Depreciation and depletion	133	128	53	54	3	3
Financing costs	-	-	-	1	-	-

TOTAL EXPENSES	1,560	1,321	6,592	4,996	368	312

INCOME BEFORE INCOME TAXES	698	471	364	92	48	32
INCOME TAXES	164	123	92	23	11	9

NET INCOME	534	348	272	69	37	23

Export sales to the United States	496	377	257	295	221	161
Cash flows from (used in) operating activities	1,004	748	589	198	55	31
CAPEX (a)	1,051	1,151	48	45	-	1

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2011	2010	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	7,918	5,828
Intersegment sales	-	-	(1,688)	(1,374)	-	-
Investment and other income	3	1	-	-	27	23

	3	1	(1,688)	(1,374)	7,945	5,851

EXPENSES
Exploration	-	-	-	-	17	54
Purchases of crude oil and products	-	-	(1,688)	(1,374)	4,993	3,462
Production and manufacturing	-	-	-	-	1,017	961
Selling and general	(22)	24	-	-	249	271
Federal excise tax	-	-	-	-	345	345
Depreciation and depletion	3	2	-	-	192	187
Financing costs	-	2	-	-	-	3

TOTAL EXPENSES	(19)	28	(1,688)	(1,374)	6,813	5,283

INCOME BEFORE INCOME TAXES	22	(27)	-	-	1,132	568
INCOME TAXES	6	(5)	-	-	273	150

NET INCOME	16	(22)	-	-	859	418

Export sales to the United States	-	-	-	-	974	833
Cash flows from (used in) operating activities	10	(12)	-	-	1,658	965
CAPEX (a)	5	2	-	-	1,104	1,199

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2011	2010	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues	3,837	3,159	17,687	14,081	1,007	813
Intersegment sales	3,291	2,790	2,053	1,449	274	212
Investment and other income	12	36	41	62	-	3

	7,140	5,985	19,781	15,592	1,281	1,028

EXPENSES
Exploration	76	171	-	-	-	-
Purchases of crude oil and products	2,605	1,985	16,012	12,471	940	754
Production and manufacturing	1,822	1,767	1,099	1,079	133	157
Selling and general	5	5	711	678	50	49
Federal excise tax	-	-	985	971	-	-
Depreciation and depletion	398	384	155	162	10	9
Financing costs	-	-	-	1	-	-

TOTAL EXPENSES	4,906	4,312	18,962	15,362	1,133	969

INCOME BEFORE INCOME TAXES	2,234	1,673	819	230	148	59
INCOME TAXES	548	435	207	54	37	15

NET INCOME	1,686	1,238	612	176	111	44

Export sales to the United States	1,604	1,295	815	919	649	487
Cash flows from (used in) operating activities	2,544	2,057	608	161	137	44
CAPEX (a)	2,753	2,838	120	129	3	9
Total assets as at September 30	16,104	12,754	6,830	6,401	400	425

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2011	2010	2011	2010	2011	2010

REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	22,531	18,053
Intersegment sales	-	-	(5,618)	(4,451)	-	-
Investment and other income	6	2	-	-	59	103

	6	2	(5,618)	(4,451)	22,590	18,156

EXPENSES
Exploration	-	-	-	-	76	171
Purchases of crude oil and products	-	-	(5,618)	(4,451)	13,939	10,759
Production and manufacturing	-	-	-	-	3,054	3,003
Selling and general	57	54	-	-	823	786
Federal excise tax	-	-	-	-	985	971
Depreciation and depletion	7	6	-	-	570	561
Financing costs	1	3	-	-	1	4

TOTAL EXPENSES	65	63	(5,618)	(4,451)	19,448	16,255

INCOME BEFORE INCOME TAXES	(59)	(61)	-	-	3,142	1,901
INCOME TAXES	(16)	(14)	-	-	776	490

NET INCOME	(43)	(47)	-	-	2,366	1,411

Export sales to the United States	-	-	-	-	3,068	2,701
Cash flows from (used in) operating activities	(16)	(59)	-	-	3,273	2,203
CAPEX (a)	12	4	-	-	2,888	2,980
Total assets as at September 30	1,137	96	(277)	(278)	24,194	19,398

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.

IMPERIAL OIL LIMITED

	$000	$000	$000	$000	$000

3. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:
	Third Quarter			Nine Months to September 30
millions of dollars	2011	2010		2011	2010

Proceeds from asset sales	24	35		44	95
Book value of assets sold	7	23		21	37

Gain/(loss) on asset sales, before tax	17	12		23	58

Gain/(loss) on asset sales, after tax	15	10		19	50

4.    Employee retirement benefits

The components of net benefit cost are as follows:

	$000	$000	$000	$000	$000
	Third Quarter			Nine Months to September 30
millions of dollars	2011	2010		2011	2010

Pension benefits:
Current service cost	30	25		91	76
Interest cost	78	77		235	230
Expected return on plan assets	(77)	(69)		(231)	(206)
Amortization of prior service cost	6	5		16	13
Recognized actuarial loss	41	34		122	103

Net benefit cost	78	72		233	216

Other post-retirement benefits:
Current service cost	1	1		4	4
Interest cost	6	6		18	18
Amortization of prior service cost	-	-		-	(1)
Recognized actuarial loss	1	-		2	-

Net benefit cost	8	7		24	21

IMPERIAL OIL LIMITED

5.    Financing costs

	$0,000	$0,000	$0,000	$0,000
	Third Quarter		Nine Months to September 30
millions of dollars	2011	2010	2011	2010

Debt related interest	5	2	12	4
Capitalized interest	(5)	(2)	(12)	(4)

Net interest expense	-	-	-	-
Other interest	-	3	1	4

Total financing costs	-	3	1	4

6.    Long-term debt

	$0,000	$0,000	$0,000
millions of dollars	As at Sept. 30 2011		As at Dec. 31 2010

Long-term debt	820		500
Capital leases	24		27

Total long-term debt	844		527

7.    Other long-term obligations

	$0,000	$0,000	$0,000
millions of dollars	As at Sept. 30 2011		As at Dec. 31 2010

Employee retirement benefits (a)	1,627		1,640
Asset retirement obligations and other environmental liabilities (b)	732		754
Share-based incentive compensation liabilities	159		127
Other obligations	219		232

Total other long-term obligations	2,737		2,753

(a)	Total recorded employee retirement benefits obligations also include $47 million in current liabilities (December 31, 2010 - $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $134 million in current liabilities (December 31, 2010 - $134 million).

IMPERIAL OIL LIMITED

8.    Net income per share

	$0,000	$0,000	$0,000	$0,000
	Third Quarter		Nine Months to September 30
	2011	2010	2011	2010

Net income per common share - basic

Net income (millions of dollars)	859	418	2,366	1,411

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.7	847.6

Net income per common share (dollars)	1.01	0.49	2.79	1.66

Net income per common share - diluted

Net income (millions of dollars)	859	418	2,366	1,411

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.7	847.6
Effect of employee share-based awards (millions of shares)	6.2	7.1	6.3	6.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	853.8	854.7	854.0	854.5

Net income per common share (dollars)	1.01	0.49	2.77	1.65

9.    Comprehensive income

	$0,000	$0,000	$0,000	$0,000
	Third Quarter		Nine Months to September 30
millions of dollars	2011	2010	2011	2010

Net income	859	418	2,366	1,411

Post-retirement benefit liability adjustment (excluding amortization)	-	-	(172)	84
Amortization of post retirement benefit liability adjustment included in net periodic benefit costs	35	28	104	85

Other comprehensive income (net of income taxes)	35	28	(68)	169

Total comprehensive income	894	446	2,298	1,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the third quarter of 2011 was $859 million or $1.01 a share on a diluted basis, compared with $418 million or $0.49 a share for the same period last year. Net income for the first nine months of 2011 was $2,366 million or $2.77 a share on a diluted basis, versus $1,411 million or $1.65 a share for the first nine months of 2010.

Earnings in the third quarter were higher than the same quarter in 2010 primarily due to stronger industry refining margins of about $270 million, higher crude oil commodity prices of about $190 million, increased Cold Lake bitumen production of about $90 million and higher Syncrude volumes of about $45 million. These factors were partially offset by the unfavourable impacts of the foreign exchange effects of the stronger Canadian dollar of about $65 million, higher royalty costs of about $60 million and lower conventional crude oil volumes of about $35 million due to third-party pipeline reliability issues.

For the nine months, increased earnings were primarily attributable to higher crude oil commodity prices of about $650 million, stronger industry refining margins of about $525 million, increased Cold Lake bitumen production of about $190 million and higher Syncrude volumes of about $70 million. These factors were partially offset by the unfavourable impact of the stronger Canadian dollar of about $205 million, higher royalty costs of about $190 million and lower conventional crude oil volumes of about $80 million due to third party pipeline reliability issues.

Upstream

Net income in the third quarter was $534 million, $186 million higher than the same period of 2010. Earnings benefited from higher crude oil commodity prices of about $190 million, increased Cold Lake bitumen production of about $90 million and higher Syncrude volumes of about $45 million. These factors were partially offset by higher royalty costs due to higher commodity prices of about $60 million, the foreign exchange effects of the stronger Canadian dollar of about $45 million and lower conventional crude oil volumes of about $35 million due to third-party pipeline reliability issues.

Net income for the nine months of 2011 was $1,686 million, up $448 million from 2010. Earnings increased primarily due to the impacts of higher crude oil commodity prices of about $650 million, increased Cold Lake bitumen production of about $190 million and higher Syncrude volumes of about $70 million. These factors were partially offset by the unfavourable effects of higher royalty costs of about $190 million, the stronger Canadian dollar of about $150 million and lower conventional crude oil volumes of about $120 million, of which about $80 million was a result of the second and third quarter 2011 third-party pipeline issues.

The average price of Brent crude oil in U.S. dollars, a common benchmark for Atlantic Basin oil markets, was $113.46 a barrel in the third quarter and $111.96 a barrel in the nine months of 2011, up about 48 percent and 45 percent from the corresponding periods last year. Increase in the average price of West Texas Intermediate (WTI) crude oil, a common benchmark for mid-continent North American oil markets, was limited to 17 percent and 23 percent, respectively, due to the continued weakness in WTI crude oil markets. Increases in the company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil were in line with that of WTI. Increase in the company’s average bitumen realizations in Canadian dollars in the third quarter and in the first nine months of 2011 were two percent to $58.23 a barrel and five percent to $60.90 a barrel, respectively, as the price spread between light crude oil and Cold Lake bitumen widened.

Gross production of Cold Lake bitumen averaged 162 thousand barrels a day and established a new production record in the third quarter. Cold Lake production was up 17 percent from 139 thousand barrels in the same quarter last year. For the nine months, gross production was 159 thousand barrels a day this year, compared with 143 thousand barrels in the same period of 2010. Increased volumes in both periods were due to contributions from new wells steamed in 2010 and 2011, increased recoveries and the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the third quarter was 75 thousand barrels a day, versus 66 thousand barrels in the third quarter of 2010. Higher production was primarily the result of improved operating reliability partially offset by planned maintenance activities which began in September 2011 and will be complete in the fourth quarter of 2011. During the first nine months of the year, the company’s share of gross production from Syncrude averaged 75 thousand barrels a day, up from 71 thousand barrels in 2010. Increased production was due to improved operating reliability.

Gross production of conventional crude oil averaged 12 thousand barrels a day in the third quarter, down from 22 thousand barrels in the third quarter of 2010. Lower volumes were primarily due to the third-party pipeline unplanned downtime which caused significantly reduced production at the Norman Wells field. In the first nine months of the year, gross production was 17 thousand barrels a day, compared with 23 thousand barrels in 2010. Lower volumes were primarily due to third-party pipeline downtime, which reduced production at the Norman Wells field along with natural reservoir decline.

Gross production of natural gas during the third quarter of 2011 was 252 million cubic feet a day, down from 284 million cubic feet in the same period last year. In the nine months of the year, gross production was 259 million cubic feet a day, down from 282 million cubic feet in the nine months of 2010. The lower production volumes in both periods were primarily a result of natural reservoir decline.

Downstream

Net income was $272 million in the third quarter of 2011, compared with $69 million in the same period a year ago. Earnings increased primarily due to stronger industry refining margins of about $270 million partially offset by higher expenses of about $40 million mainly due to higher maintenance activities and the unfavourable effects of the stronger Canadian dollar of about $20 million. Refinery crude runs increased by 39 thousand barrels a day in the third quarter, following completion of planned maintenance activities in the prior quarter.

Nine months net income was $612 million, an increase of $436 million over 2010. Higher earnings were primarily due to favourable impacts of stronger industry refining margins of about $525 million and $40 million associated with improved refinery operations. These factors were partially offset by the unfavourable impacts of the stronger Canadian dollar of about $55 million and higher expenses of about $40 million mainly due to higher maintenance activities. Earnings in 2010 included a gain of about $25 million from sale of non-operating assets.

Chemical

Net income was $37 million in the third quarter, $14 million higher than the same quarter last year. Improved industry margins for intermediate products and lower costs due to lower planned maintenance activities were the main contributors to the increase.

Net income in the first nine months of 2011 was $111 million, up $67 million from 2010. Earnings were positively impacted by improved industry margins across all product channels, lower costs due to lower planned maintenance activities and higher polyethylene sales volumes.

Corporate and other

Net income effects from Corporate and other were $16 million in the third quarter, compared with negative $22 million in the same period of 2010. Favourable effects were primarily due to lower share-based compensation charges. For the nine months of 2011, net income effects from Corporate and other were negative $43 million, in line with the negative $47 million reported last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,658 million in the third quarter and $3,273 million in the first nine months of 2011, an increase of $693 million and $1,070 million from corresponding periods in 2010. Higher cash flow in both the third quarter and nine months of 2011 was primarily due to higher earnings along with working capital effects.

Investing activities used net cash of $1,061 million in the third quarter, compared with $1,113 million in the same period of 2010. Additions to property, plant and equipment were $1,087 million in the third quarter, compared with $1,147 million during the same quarter 2010. For the Upstream segment, expenditures during the quarter were primarily directed towards the advancement of the Kearl initial development and Kearl expansion oil sands project. Other investments included advancing the Nabiye expansion project at Cold Lake, environmental and efficiency projects at Syncrude, as well as exploration drilling and the advancement of the production pilot at Horn River. The Downstream segment’s capital expenditures were focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Cash used in financing activities was $96 million in the third quarter, compared with $135 million of cash from financing activities in the third quarter of 2010. The 2010 results included debt issuance of $230 million.

Dividends paid in the third quarter of 2011 were $93 million, same as in the corresponding period in 2010. Per-share dividend declared for the first three quarters of 2011 totaled $0.33, up from $0.32 in the same period of 2010.

During the third quarter of 2011, the company limited its share repurchases to those to offset the dilutive effects from the exercise of stock options. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

The above factors led to an increase in the company’s balance of cash to $920 million at September 30, 2011, from $267 million at the end of 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2011 does not differ materially from that discussed on page 23 in the company’s annual report on Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarter ended June 30, 2011.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 15, 2011 Imperial Oil Resources NWT Ltd., a subsidiary of Imperial Oil Limited, pled guilty to a charge of depositing a substance harmful to fish and fish habitat in a backwash pond near the Mackenzie River. For this offence under the Fisheries Act, Imperial Oil was fined $5,000 and agreed to pay an additional $155,000 to the federal government for conservation and protection of fish and fish habitat. For a second and related offence of violating the conditions of its water license under the NWT Waters Act, the company was fined an additional $25,000.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the period July 1, 2011 to September 30, 2011, the company issued 61,251 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2011 (July 1- July 31)	0	0	0	42,287,486
August 2011 (August 1 - August 31)	57,600	$40.6699	57,600	42,141,005
September 2011 (Sept 1 - Sept 30)	14,400	$37.8179	14,400	42,035,505

(1)

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

IMPERIAL OIL LIMITED
(Registrant)

Date: November 3, 2011	/s/ Paul J. Masschelin

(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Treasurer
(Principal Accounting Officer)

Date: November 3, 2011	/s/ Brent A. Latimer

(Signature)
Brent A. Latimer
Assistant Secretary