Form 10-K
period 2011-12-31
IMPERIAL OIL LTD
filed 2012-02-27
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2011

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

Yes ✓    No……

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes …… No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓    No……

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes✓    No……

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ✓    No……

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ✓    Accelerated filer…… Non-accelerated filer…… Smaller reporting company……

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).

Yes ……No ✓

As of the last business day of the 2011 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $11,574,568,203 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 15, 2012, was 847,670,521.

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

dollars	2011	2010	2009	2008	2007
Rate at end of period	0.9835	0.9991	0.9559	0.8170	1.0120
Average rate during period	1.0144	0.9659	0.8793	0.9335	0.9376
High	1.0584	1.0040	0.9719	1.0291	1.0908
Low	0.9430	0.9280	0.7695	0.7710	0.8437

On February 15, 2012, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $1.0035 U.S. = $1.00 Canadian.

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

The company is one of Canada’s largest integrated oil companies. It is active in all phases of the petroleum industry in Canada, including the exploration for, and production and sale of, crude oil and natural gas. In Canada, it is a major producer of crude oil and natural gas and the largest petroleum refiner and a leading marketer of petroleum products. It is also a major producer of petrochemicals.

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

Financial information about segments for the company are contained in the Financial section of this report under Note 2 to the consolidated financial statements: “Business segments”.

Upstream

Disclosure of Reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2011, as detailed in the “Oil and gas reserves” part of the Financial section, starting on page 79 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favorable or adverse event has occurred since December 31, 2011 that would cause a significant change in the estimated proved reserves as of that date, except for the following. In February 2012, the Nabiye expansion project at Cold Lake was approved by the company’s board. Proved reserves from the Nabiye project will be included in 2012 year-end reporting for the first time.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	55	360	653	519	1,287
Undeveloped	–	62	–	1,894	1,904
Total net proved	55	422	653	2,413	3,191
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

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

Technologies used in establishing proved reserves estimates

Additions to Imperial’s proved reserves in 2011 were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, including high-quality 2-D and 3-D seismic data, calibrated with available well control information. Where applicable, surface geological information was also utilized. The tools used to interpret the data included proprietary seismic processing software, proprietary reservoir modeling and simulation software and commercially available data analysis packages.

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

The Operations Technical Subsurface Engineering Manager, who is an employee of the company, has evaluated the company’s reserves data and filed a report to the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of about 59 persons with an average of approximately 15 years of relevant experience in evaluating reserves, of whom about 37 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of about 12 persons with an average of approximately 12 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As of December 31, 2011, approximately 60 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 1,904 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with either the Kearl project or Cold Lake field. This compared to approximately 47 percent or 1,209 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2010. In December 2011, Kearl expansion was approved by the company’s board. Increased proved undeveloped reserves in 2011 were primarily due to the initial booking of the approved Kearl expansion.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a significant lead-time in order to be developed. The company made investments of about $3.1 billion during the year to progress the development of reported proved undeveloped reserves. The largest project under development in 2011 was the initial development of Kearl which was 87 percent complete at 2011 year-end and is expected to start-up in late 2012. Proved undeveloped reserves at Cold Lake are associated with the ongoing drilling program. In 2011, Imperial moved 68 million barrels from proved undeveloped to proved developed reserves at Cold Lake.

Oil and gas production, production prices and production costs

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2011 was as follows. All reported production volumes were from Canada.

thousands of barrels a day		2011	2010	2009
Liquids:	- gross (a)	23	30	33
	- net (b)	17	22	26
Bitumen (c):	- gross (a)	160	144	141
	- net (b)	120	115	120
Synthetic oil (d):	- gross (a)	72	73	70
	- net (b)	67	67	65

Total:	- gross (a)	255	247	244
	- net (b)	204	204	211

(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.
(c)	All of the company’s bitumen production volumes were from the Cold Lake production operation.
(d)	All of the company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

In 2011, third party pipeline unplanned downtime, which resulted in reduced production at the Norman Wells field, and natural reservoir decline were the main contributors to lower conventional liquids production. Higher gross bitumen volumes were due to contributions from new wells steamed in 2010 and 2011, increased recoveries as a result of technology applications and the cyclic nature of production at Cold Lake. Synthetic oil production at Syncrude was in line with 2010.

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

Average daily production and sales of natural gas

The company’s average daily production and sales of natural gas during the three years ended December 31, 2011 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

millions of cubic feet a day	2011	2010	2009
Gross production (a) (b)	254	280	295
Net production (c)	228	254	274
Sales (d)	237	264	272

(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	Sales are sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.

In 2011, lower gross gas production volume was primarily a result of natural reservoir decline.

In 2011, the company sold its interests in shallow gas properties in the Medicine Hat, Alberta area, Coleville-Hoosier natural gas producing property in Saskatchewan and the Rainbow Lake producing property in Alberta, realizing a gain of about $76 million. Production for the company’s share of the properties averaged about 56 million cubic feet of natural gas a day and one thousand barrels of crude oil a day in 2010.

In 2010, lower gross gas production volume was primarily a result of natural reservoir decline and maintenance activities.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels a day	2011	2010	2009
Total production oil-equivalent basis:
- gross (a)	297	294	293
- net (b)	242	246	257
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2011, were as follows:

dollars a barrel	2011	2010	2009
Liquids	77.34	65.84	53.91
Synthetic oil	101.43	80.63	69.69
Bitumen	63.95	58.36	51.81

dollars per thousand cubic feet
Natural gas	3.59	4.04	4.11

Average unit production costs

dollars a barrel	2011	2010	2009
Synthetic oil	48.33	45.17	43.95
Bitumen	19.30	18.43	17.17
Total oil-equivalent basis (a)	26.63	24.76	23.66

(a)	Includes liquids, bitumen, synthetic oil and natural gas.

Canadian crude oil prices are mainly determined by international crude oil markets and the impact of foreign exchange rates.

Canadian natural gas prices are determined by North American gas markets and the impact of foreign exchange rates.

In 2011, unit production costs increased on a net basis primarily due to lower net volumes as a result of higher royalty costs, increased maintenance costs at Syncrude and pre-startup costs associated with the Kearl initial development project.

In 2010, unit production costs increased on a net basis primarily due to lower net volumes as a result of higher royalty costs.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of petroleum and natural gas in Canada only.

Wells Drilled

The following table sets forth the conventional and bitumen net exploratory and development wells that were drilled or participated in by the company during the three years ending December 31, 2011.

wells	2011	2010	2009
Net productive exploratory:
Oil and gas	3	6	2
Bitumen	–	–	–
Net dry exploratory:
Oil and gas	–	–	–
Bitumen	–	–	–
Net productive development:
Oil and gas	62	73	218
Bitumen	34	110	60
Net dry development:
Oil and gas	–	–	–
Bitumen	–	–	–
Total	99	189	280

In 2011, the following wells were drilled to add productive capacity: 34 bitumen development wells in undeveloped areas of existing phases at Cold Lake; 60 gas development wells in the shallow gas area and two net tight oil wells in the company’s existing conventional acreage.

Two net exploratory gas wells were drilled in the Horn River shale gas play, as part of the company’s ongoing evaluation of its holdings in the area, and one net exploratory tight oil well was drilled to evaluate some of the company’s holdings in Alberta.

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

Wells drilling

At December 31, 2011, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2011
wells	Gross	Net
Oil and gas	12	6
Bitumen	28	28

Total	40	34

Exploratory and development activities regarding oil and gas resources

Cold Lake

To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2011, the company executed a development drilling program of 34 wells on existing phases.

In 2012, a development drilling program is planned within the approved development area to add productive capacity from undeveloped areas of existing Cold Lake phases. In February 2012, the Nabiye expansion project at Cold Lake was approved by the company’s board and appropriated for $2 billion. The expansion is expected to bring on additional production of more than 40,000 barrels a day, before royalties, at Cold Lake. Start-up is expected to be year-end 2014.

The company also conducts experimental pilot operations to improve recovery of bitumen from wells by means of new drilling, production and recovery techniques.

Western provinces

In 2011, drilling and facility construction were underway on the production pilot of an eight horizontal-well pad (four net wells) in the Horn River shale gas acreage to evaluate well productivity and cost performance. The pilot production is scheduled to start-up in late 2012.

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

In October 2004, the company and its co-venturers filed regulatory applications and environmental impact statements for the project with the National Energy Board (NEB) and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. All the scheduled public hearings by the Joint Review Panel (JRP) and the NEB were concluded in late 2007. The JRP report was released in late 2009. In late 2010, the NEB announced its approval of plans to build and operate the project and 264 conditions in areas such as engineering, safety and environmental protection. Federal cabinet approved the project in early 2011.

Beaufort Sea

In 2007, the company acquired a 50 percent interest in an exploration licence in the Beaufort Sea. As part of the evaluation, a 3-D seismic survey was conducted in 2008. In 2009, 2010 and 2011, the company carried out data collection programs to support environmental studies and safe exploration drilling operations.

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

Production from the initial development is expected to be at an initial rate of approximately 110,000 barrels of bitumen a day, before royalties, of which the company’s share would be about 78,000 barrels a day. In 2011, the initial development was reconfigured with a capital appropriation of $10.9 billion, of which the company’s share would be $7.7 billion. At the end of 2011, initial development was 87 percent complete, with expected start-up in late 2012.

In 2011, the expansion was approved by the company’s board and appropriated for $8.9 billion, of which the company’s share is $6.3 billion. It is expected to bring on additional production of 110,000 barrels of bitumen a day, before royalties, by late 2015, of which the company’s share would be about 78,000 barrels a day.

Future debottlenecking of both the initial development and expansion will increase output to reach the regulatory capacity of 345,000 barrels a day by 2020.

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

Present activities

Review of principal ongoing activities

Cold Lake

During 2011, average net production at Cold Lake was about 120,000 barrels a day and gross production was about 160,000 barrels a day.

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

In 2011, Syncrude’s net production of synthetic crude oil was about 268,000 barrels a day and gross production was about 288,000 barrels a day. The company’s share of net production in 2011 was about 67,000 barrels a day.

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

Conventional oil and gas

The company’s largest conventional oil producing asset is the Norman Wells oil field in the Northwest Territories, which currently accounts for about 60 percent of the company’s gross production of conventional crude oil. In 2011, gross production of crude oil from Norman Wells was about 11,000 barrels a day. Production was adversely impacted due to third party pipeline reliability issues in the second and third quarter of 2011. The Government of Canada has a one-third carried interest and receives a production royalty of five percent in the Norman Wells oil field. The Government of Canada’s carried interest entitles it to receive payment of a one-third share of an amount based on revenues from the sale of Norman Wells production, net of operating and capital costs.

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

Delivery commitments

The company is contractually committed to deliver approximately 30 billion cubic feet of natural gas in Canada for the period from 2012 through 2014, which is substantially less than the company’s proved natural gas reserves.

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2011 and 2010, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2011				Year-ended December 31, 2010
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Oil and gas (c)	1,070	734	2,404	847	883	588	5,372	2,833
Bitumen (c)	4,068	4,068	–	–	4,358	4,358	–	–

(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2011, the company had an interest in four gross wells with multiple completions (2010 - four gross wells).

The decrease in natural gas wells is primarily attributed to the company’s divestments in 2011.

Land holdings

At December 31, 2011 and 2010, the company held the following oil and gas rights, bitumen and synthetic oil leases, all of which are located in Canada, specifically in the Western provinces, in the Canada lands and in the Atlantic offshore:

		Acres
		Developed		Undeveloped		Total
thousands of acres		2011	2010	2011	2010	2011	2010
Western provinces:
Liquids and gas	- gross (a)	2,156	2,520	629	592	2,785	3,112
	- net (b)	709	983	341	323	1,050	1,306
Bitumen	- gross (a)	103	103	636	645	739	748
	- net (b)	103	103	363	373	466	476
Synthetic oil	- gross (a)	114	114	139	139	253	253
	- net (b)	28	28	35	35	63	63
Canada lands (c):
Liquids and gas	- gross (a)	4	4	2,314	1,871	2,318	1,875
	- net (b)	2	2	722	500	724	502
Atlantic offshore:
Liquids and gas	- gross (a)	65	65	1,780	4,469	1,845	4,534
	- net (b)	6	6	270	673	276	679
Total (d):	- gross (a)	2,442	2,806	5,498	7,716	7,940	10,522
	- net (b)	848	1,122	1,731	1,904	2,579	3,026
(a)	Gross acres include the interests of others.
(b)	Net acres exclude the interests of others.
(c)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(d)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 194,000 acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company has about 89,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company also has interests in other bitumen oil sands leases in the Athabasca and Peace River areas totaling about 149,000 net acres. In 2011, the company exchanged oil sands leases in the Athabasca area with a third party, where two leases totaling about 21,000 acres were relinquished in exchange for rights to one strategic lease of about 12,000 acres.

The company’s share of Syncrude joint-venture leases covering about 63,000 net acres accounts for the entire synthetic oil acreage.

The company holds interest in an additional 1,050,000 net acres of developed and undeveloped land in Western Canada related to conventional oil and natural gas. Included in this number is a total acreage position of about 170,000 net acres at Horn River, British Columbia. In 2011, the company relinquished a total of about 256,000 net acres in Western Canada.

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

In 2011, two exploration licences were acquired from the Government of Canada in the Summit Creek area of central Mackenzie Valley totaling 222,000 net acres.

In 2007, the company acquired a 50 percent interest in an offshore exploration licence in the Beaufort Sea of about 507,000 gross acres. In 2010, the company reduced its interest to 25 percent and acquired a 25 percent interest in another Beaufort Sea exploration licence, as part of a cross-conveyance agreement, of about 500,000 gross acres. The company holds interest in the Beaufort Sea of about 252,000 net acres.

The balance of the Canada lands acreage, 16,000 net acres, consists of multiple leases and significant discovery licences throughout the Northwest Territories and Yukon.

Atlantic offshore

The company manages five significant discovery licences granted by the Government of Canada in the Atlantic offshore. The company also has minority interests, managed by others, in 27 significant discovery licences, and six production licences.

In early 2004, the company acquired a 25 percent interest in eight deep-water exploration licences offshore Newfoundland in the Orphan Basin for about 5,251,000 gross acres. In February 2005, the company reduced its interest to 15 percent through an agreement with another company. In early 2009, one exploration licence in its entirety and most of a second exploration licence, for about 1,069,000 gross acres, expired. The remaining exploration licences were consolidated into two exploration licences, for a total of about 627,000 net acres. In 2011, one exploration licence and a portion of the second exploration licence, for about 403,000 net acres, were surrendered. The remaining total Orphan Basin acreage is 224,000 net acres.

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

In 2011, capital expenditures of about $85 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

The approximate average daily volumes of refinery throughput during the five years ended December 31, 2011, and the daily rated capacities of the refineries at December 31, 2011 and 2006, were as follows:

	Refinery throughput (a)					Rated capacities at (b)
	Year-ended December 31					December 31
thousands of barrels a day	2011	2010	2009	2008	2007	2011	2006
Strathcona, Alberta	169	168	145	155	170	189	187
Sarnia, Ontario	102	102	100	108	103	119	121
Nanticoke, Ontario	93	104	94	107	100	113	112
Dartmouth, Nova Scotia	66	70	74	76	69	85	82

Total	430	444	413	446	442	506	502

(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

Refinery throughput was 85 percent of capacity in 2011, three percent lower than the previous year. The lower rate was primarily a result of higher planned and unplanned maintenance activities.

Distribution

The company maintains a nation-wide distribution system, including 22 primary terminals, to handle bulk and packaged petroleum products moving from refineries to market by pipeline, tanker, rail and road transport. The company owns and operates natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing

The company markets more than 580 petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.

The company sells to the motoring public through Esso retail service stations. On average during the year, there were more than 1,800 retail service stations, of which about 480 were company owned or leased, but none of which were company operated. The company continues to improve its Esso retail service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

The Canadian farm, residential heating and small commercial markets are served through about 70 branded agents and resellers. The company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the five years ended December 31, 2011, are set out in the following table:

thousands of barrels a day	2011	2010	2009	2008	2007
Gasolines	220	218	200	204	208
Heating, diesel and jet fuels	157	153	143	157	164
Heavy fuel oils	29	28	27	30	33
Lube oils and other products	41	43	39	47	43

Net petroleum product sales	447	442	409	438	448

The total domestic sales of petroleum products, as a percentage of total sales of petroleum products during the five years ended December 31, 2011, were as follows:

percentage	2011	2010	2009	2008	2007
Domestic petroleum product sales as a percentage of total petroleum product sales volumes	93.3	92.8	90.3	93.0	94.8

The company continues to evaluate and adjust its Esso retail service station and distribution system to increase productivity and efficiency. During 2011, the company closed or debranded about 86 Esso retail service stations, about 13 of which were company owned, and added about 51 sites. The company’s average annual throughput in 2011 per Esso retail service station was about 25 thousand barrels (4.0 million litres), unchanged from 2010. Average throughput per company owned or leased Esso retail service station was about 45 thousand barrels (7.2 million litres) in 2011, unchanged from 2010.

Total Downstream capital expenditures were $166 million in 2011 and are expected to be about $200 million in 2012.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.

The company’s total sales volumes of petrochemicals during the five years ended December 31, 2011, were as follows:

thousands of tonnes	2011	2010	2009	2008	2007
Total sales of petrochemicals	1,016	989	1,026	1,021	1,121

Higher volumes in 2011 were primarily due to lower planned maintenance activities at the Sarnia facility.

Capital expenditures in 2011 were $4 million, with planned expenditures in 2012 of about $14 million.

Research

In 2011, the company’s total gross research expenditures, before credits, were about $163 million, as compared with $119 million in 2010, and $138 million in 2009. Total gross research expenditures included capital expenditures of $1 million, $3 million and $19 million in 2011, 2010 and 2009, respectively. These expenditures were used mainly for developing technologies to reduce the environmental impact and improve bitumen recovery in the Upstream and for supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s data worldwide.

A research facility to support the company’s Upstream operations is located in Calgary, Alberta. Research in these laboratories is aimed at developing new technology for the production and processing of crude bitumen. About 40 people were involved in this type of research in 2011. The company also participated in bitumen recovery and processing research for oil sands development through its interest in Syncrude, which maintains research facilities in Edmonton, Alberta. The company also participated in research arrangements with others, including for tailings management.

In company laboratories in Sarnia, Ontario, research and advanced technical support is focused on several areas including supporting environmental and process improvements, and the refineries’ readiness to process Kearl crude. About 105 people were employed in this type of research and advanced technical support at the end of 2011.

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

Environmental protection

The company is concerned with and active in protecting the environment in connection with its various operations. The company works in cooperation with government agencies, industry associations and communities to deal with existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $3.3 billion on environmental protection and facilities. In 2011, the company’s environmental capital and operating expenditures totaled approximately $724 million, which was spent primarily on emissions reductions at company owned facilities and Syncrude, remediation of idled facilities and operations, as well as on protection of freshwater near Imperial facilities. Capital and operating expenditures relating to environmental protection are expected to be about $1.1 billion in 2012.

Human resources

At December 31, 2011, the company employed about 5,085 persons on a full-time basis, compared with about 4,970 at the end of 2010 and about 5,015 at the end of 2009. About eight percent of the company’s employees are members of unions. The company continues to maintain a broad range of benefits, including health, dental, disability and survivor benefits, vacation, savings plan and pension plan.

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

Government regulation

Petroleum and natural gas rights

Most of the company’s petroleum and natural gas rights were acquired from governments, either federal or provincial. These rights in the form of leases or licences are generally acquired for cash. A lease or licence entitles the holder to produce petroleum and/or natural gas from the leased lands. The holder of a lease or licence relating to Canada lands and the Atlantic Offshore is generally required to make cash payments or to undertake specified work commitments or exploration expenditures in order to retain the holder’s interest in the land, and may become entitled to produce petroleum or natural gas from the leased or licenced land.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves, and did not have a significant impact on 2011 gas production rates.

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

The Province of British Columbia introduced a carbon tax in 2008 at an initial rate of $10 per tonne of carbon dioxide and applicable to purchases of hydrocarbon fuels and emissions of greenhouse gases. The applicable tax rate was increased to $25 in 2011, and a further increase of $5 per tonne to a level of $30 per tonne is planned in 2012. It is the current policy of the Government of British Columbia to offset revenues from this tax by reductions in corporate and personal income taxes. Impacts on the company and its operations have not been and are not expected to be material.

The Province of Quebec announced in 2011 that it would regulate greenhouse gas emissions from industrial facilities starting in 2012 and from transportation sources in 2015, with a cap-and-trade system. There are no company operations affected by the regulations for industrial facilities. As there are currently limited details on the planned inclusion of the transportation sources in the cap-and-trade system, attempts to assess the impact of these plans on the company are premature.

The Province of Ontario has passed legislation authorizing the issuing of regulations for the creation of a provincial cap-and-trade system controlling greenhouse gas emissions. However, details on such possible regulations have not been provided and consequently attempts to assess any impacts on the company are premature.

The Province of British Columbia has introduced Low Carbon Fuel Standard (LCFS) regulations requiring suppliers of transportation fuels to report the carbon intensity of fuels sold in British Columbia, and beginning in 2013 to reduce the carbon intensity by an increasing amount over a 10-year period. California has introduced similar requirements and some other U.S. states are considering comparable measures. Such measures in California and other U.S. states may have implications for the company’s marketing of oil sands production, but the impact cannot be determined at this time. The company’s marketing in British Columbia will not be significantly impacted in the early years of the LCFS regulations.

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

Other regulatory risk

The company is subject to a wide range of legislation and regulation governing its operations and industry transportation infrastructure, over which it has no control. Changes may affect every aspect of the company’s operations and financial performance. In addition, the company’s longer-term development plans may be adversely affected if, for regulatory or other reasons, necessary additional transportation infrastructure is not added in a timely fashion.

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

Business risks also include the risk of cyber security breaches. If management’s systems for protecting against cyber security risk prove not to be sufficient, the company could be adversely affected such as by having its business systems compromised, its proprietary information altered, lost or stolen, or its business operations disrupted.

Uncertainty of reserve estimates

There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the company’s control. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flow are based upon a number of factors and assumptions made as of the date on which the reserve estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of reserves are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves, the classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom, prepared by different reserves evaluators or by the same evaluators at different times, may vary substantially. Actual production, revenues, taxes, and development, abandonment and operating expenditures with respect to reserves will likely vary from such estimates, and such variances could be material.

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

Item 1B.	Unresolved staff comments

Not applicable.

Item 2.	Properties

Reference is made to Item 1 above.

Item 3.	Legal proceedings

Not applicable.

Item 4.	Mine safety disclosures

Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE Amex LLC, a subsidiary of NYSE Euronext.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years:

	2011					2010
dollars	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Declared dividend per share:	0.11	0.11	0.11	0.11	0.10	0.11	0.11	0.11

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

As of February 15, 2012 there were 12,711 holders of record of common shares of the company.

During the period October 1, 2011 to December 31, 2011, the company issued 233,148 common shares to employees or former employees outside the U.S. for $15.50 per share upon the exercise of stock options. During the period October 1, 2011 to December 31, 2011, the company issued 3,903 shares to employees or former employees outside the U.S. under its restricted stock unit plan. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

In June, 2011 the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2011. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2011 to June 24, 2012, including shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from ExxonMobil. If not previously terminated, the program will end on June 24, 2012.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

—	entitled “Performance graph” within the “Compensation discussion and analysis section” on page 124 of this report; and
—	entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 130 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 2011 (October 1 - October 31)	–	n/a	–	41,947,526
November 2011 (November 1 - November 30)	82,656	41.40	82,656	41,779,970
December 2011 (December 1 - December 31)	213,120	43.29	213,120	41,484,665

Item 6.	Selected financial data

millions of dollars	2011	2010	2009	2008	2007
Operating revenues	30,474	24,946	21,292	31,240	25,069
Net income	3,371	2,210	1,579	3,878	3,188
Total assets at year-end	25,429	20,580	17,473	17,035	16,287
Long term debt at year-end	843	527	31	34	38
Total debt at year-end	1,207	756	140	143	146
Other long term obligations at year-end	3,876	2,753	2,839	2,254	1,914

dollars
Net income/share – basic	3.98	2.61	1.86	4.39	3.43
Net income/share – diluted	3.95	2.59	1.84	4.36	3.41
Dividends/share	0.44	0.43	0.40	0.38	0.35

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the Financial section, starting on page 35 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the Financial section, starting on page 47 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 31 of this report:

—

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 23, 2012, beginning with the section entitled “Report of independent registered public accounting firm” on page 52 and continuing through note 16, “Transactions with related parties” on page 76;

—	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 77; and
—	“Quarterly financial and stock trading data” (unaudited) on page 81.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 51 of this report for “Management’s report on internal control over financial reporting” and page 52 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2011.

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

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 83 to 89 of this report has been nominated for election at the annual meeting of shareholders to be held May 2, 2012. All of the nominees are directors and have been since the dates indicated.

Reference is made to the sections under “III. Board of directors”:

—	“Director information”, on pages 83 to 89 of this report;
—	The table entitled “Audit committee” under “Board and committee structure”, on page 95 of this report; and
—	“Other public company directorships”, on page 103 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

—	“Named executive officers of the company” and “Other executive officers of the company”, on page 109 and page 110 of this report.

Reference is made to the sections under “V. Other important information”:

—	“Largest shareholder”, on page 133 of this report; and
—	“Ethical business conduct”, starting on page 134 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

—	“Share ownership guidelines for directors”, on page 102 of this report; and
—	“Directors’ compensation program”, on pages 104 to 108 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

—	“Report of executive resources committee on executive compensation”, starting on page 110 of this report; and
—	“Compensation discussion and analysis”, on pages 111 to 132 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 130 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 133 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 15, 2012, P.J. Masschelin was the owner of 4,554 common shares of the company and held 43,100 restricted stock units of the company. T.G. Scott did not own any common shares of the company and held 42,050 restricted stock units of the company. R.G. Courtemanche was the owner of 65,684 common shares of the company and held 114,250 restricted stock units of the company. B.W. Livingston was the owner of 36,222 common shares of the company and held 117,250 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2011 is described in the sections under “III. Board of directors” starting on pages 83 and “IV. Company executives and executive compensation” starting on pages 109, consist of 14 persons, who, as a group, own beneficially 212,642 common shares of the company, being approximately 0.02 percent of the total number of outstanding shares of the company, and 523,398 shares of Exxon Mobil Corporation (including 307,645 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held options to acquire 6,000 common shares of the company and held restricted stock units to acquire 449,300 common shares of the company, as of February 15, 2012.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 82. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 133 of this report.

Reference is made to the section under “III. Board of directors” entitled “Independence of the directors”, on page 92 of this report.

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

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 134 of this report.

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
(3)	Deferred Share Unit Plan. (Incorporated herein by reference to Exhibit(10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).
(9)	Restricted Stock Unit Plan and general form for Restricted Stock Units, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).
(10)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(1) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(11)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(2) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(12)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(3) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(13)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and subsequent years, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(4) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(14)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 1, 2007 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K filed on February 2, 2007 (File No. 0-12014)).
(15)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(15)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(16)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(16)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(17)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(17)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(18)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(18)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).

	(19)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(19)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
	(20)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(21)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(2)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(22)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(3)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(23)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(4)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(24)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(25)	Amended Deferred Share Unit Plan for selected executives effective November 20, 2008 (Incorporated herein by reference to Exhibit 15(10)(iii)(A)(25) of the company’s Form 10-K filed on February 27, 2009) (File No. 0-12014)).
	(26)	Termination of Deferred Share Unit Plan for selected executives effective February 2, 2010 (Reference is made to the company’s Form 8-K filed on February 3, 2010 (File No. 0-12014)).
	(27)	Short Term Incentive Program for selected executives effective February 2, 2012 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 7, 2012 (File No. 0-12014)).
(28)

Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).

(21)

Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 23, 2012 by the undersigned, thereunto duly authorized.

Imperial Oil Limited
By /s/ Bruce H. March
(Bruce H. March, Chairman of the Board, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce H. March	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)
(Bruce H. March)

/s/ Paul J. Masschelin	Senior Vice-President, Finance and Administration, and Treasurer (Principal Financial Officer and Principal Accounting Officer)
(Paul J. Masschelin)

/s/ Krystyna T. Hoeg	Director
(Krystyna T. Hoeg)

/s/ Jack M. Mintz	Director
(Jack M. Mintz)

/s/ Robert C. Olsen	Director
(Robert C. Olsen)

/s/ David S. Sutherland	Director
(David S. Sutherland)

/s/ Sheelagh D. Whittaker	Director
(Sheelagh D. Whittaker)

/s/ Victor L. Young	Director
(Victor L. Young )

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2011	2010	2009	2008	2007
Operating revenues	30,474	24,946	21,292	31,240	25,069

Net income by segment:
Upstream	2,457	1,764	1,324	2,923	2,369
Downstream	884	442	278	796	921
Chemical	122	69	46	100	97
Corporate and other	(92)	(65)	(69)	59	(199)
Net income	3,371	2,210	1,579	3,878	3,188

Cash and cash equivalents at year end	1,202	267	513	1,974	1,208
Total assets at year end	25,429	20,580	17,473	17,035	16,287

Long-term debt at year end	843	527	31	34	38
Total debt at year end	1,207	756	140	143	146
Other long-term obligations at year end	3,876	2,753	2,839	2,254	1,914

Shareholders’ equity at year-end	13,321	11,177	9,439	9,065	7,923
Cash flow from operating activities	4,489	3,207	1,591	4,263	3,626

Per-share information (dollars)
Net income per share - basic	3.98	2.61	1.86	4.39	3.43
Net income per share - diluted	3.95	2.59	1.84	4.36	3.41
Dividends	0.44	0.43	0.40	0.38	0.32

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

millions of dollars	2011	2010	2009
Business uses: asset and liability perspective
Total assets	25,429	20,580	17,473
Less: total current liabilities excluding notes and loans payable	(5,585)	(4,348)	(3,659)
total long-term liabilities excluding long-term debt	(5,316)	(4,299)	(4,235)
Add: Imperial’s share of equity company debt	28	33	36
Total capital employed	14,556	11,966	9,615

Total company sources: debt and equity perspective
Notes and loans payable	364	229	109
Long-term debt	843	527	31
Shareholders’ equity	13,321	11,177	9,439
Add: Imperial’s share of equity company debt	28	33	36
Total capital employed	14,556	11,966	9,615

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

millions of dollars	2011	2010	2009
Net income	3,371	2,210	1,579
Financing costs (after tax), including Imperial’s share of equity companies	1	2	2
Net income excluding financing costs	3,372	2,212	1,581

Average capital employed	13,261	10,791	9,432
Return on average capital employed (percent) – corporate total	25.4	20.5	16.8

Cash flow from operating activities and asset sales

Cash flow from operating activities and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the consolidated statement of cash flows. This cash flow reflects the total sources of cash both from operating the company’s assets and from the divesting of assets. The company employs a long-standing and regular disciplined review process to ensure that all assets are contributing to the company’s strategic objectives. Assets are divested when they no longer meet these objectives or are worth considerably more to others. Because of the regular nature of this activity, the company believes it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

millions of dollars	2011	2010	2009
Cash from operating activities	4,489	3,207	1,591
Proceeds from asset sales	314	144	67
Total cash flow from operating activities and asset sales	4,803	3,351	1,658

Operating costs

Operating costs are the combined total production, manufacturing, selling, general, exploration, depreciation and depletion from the Consolidated Statement of Income and Imperial’s share of similar costs for equity companies. Operating costs are the costs during the period to produce, manufacture, and otherwise prepare the company’s products for sale – including energy costs, staffing, maintenance, and other costs to explore for and produce oil and gas, and operate refining and chemical plants. Distribution and marketing expenses are also included. Operating costs exclude the cost of raw materials, taxes, and financing costs. These expenses are on a before-tax basis. While the company is responsible for all revenue and expense elements of net income, operating costs, as defined below, represent the expenses most directly under the company’s control. Information regarding these costs is, therefore, useful in evaluating the company’s performance.

Reconciliation of Operating Costs

millions of dollars	2011	2010	2009
From Imperial’s Consolidated Statement of Income
Total expenses	26,308	22,138	19,198
Less:
Purchases of crude oil and products	18,847	14,811	11,934
Federal excise tax	1,320	1,316	1,268
Financing costs	3	7	5

Subtotal	20,170	16,134	13,207
Imperial’s share of equity company expenses	39	39	39
Total operating costs	6,177	6,043	6,030

Components of Operating Costs

millions of dollars	2011	2010	2009
From Imperial’s Consolidated Statement of Income
Production and manufacturing	4,114	3,996	3,951
Selling and general	1,168	1,070	1,106
Depreciation and depletion	764	747	781
Exploration	92	191	153
Subtotal	6,138	6,004	5,991
Imperial’s share of equity company expenses	39	39	39
Total operating costs	6,177	6,043	6,030

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

Business environment and risk assessment

Long-term business outlook

By 2040, the world’s population is projected to grow to approximately 8.7 billion people, or about 1.9 billion more than in 2010. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year. Expanding prosperity across a growing global population is expected to coincide with an increase in primary energy demand of about 30 percent by 2040 versus 2010, even with substantial efficiency gains around the world. This demand increase is expected to be concentrated in emerging and developing countries (i.e., those that are not member nations of the Organization for Economic Cooperation and Development).

As economic progress drives demand higher, increasing penetration of energy-efficient and lower-emission fuels, technologies and practices are expected to contribute to significantly lower levels of energy consumption and emissions per unit of economic output over time. Efficiency gains will result from anticipated improvements in the transportation and power generation sectors, driven by the introduction of new technologies, as well as many other improvements that span the residential, commercial and industrial sectors.

Energy for transportation - including cars, trucks, ships, trains and airplanes - is expected to increase by about 40 percent from 2010 to 2040. The global growth in transportation demand is likely to account for approximately 75 percent of the growth in liquids demand over this period. Nearly all the world’s transportation fleets are likely to continue to run on liquid fuels because they provide a large quantity of energy in small volumes, making them easy to transport and widely available.

Demand for electricity around the world is estimated to increase approximately 80 percent by 2040, led by growth in developing countries. Consistent with this projection, power generation will remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Natural gas demand is likely to grow most significantly and gain the most market share. Coal is likely to retain the leading share of power generation fuels in 2040, albeit at a much lower share than in 2010 as policies are gradually adopted to reduce environmental impacts including those related to local air quality and greenhouse gas emissions. Nuclear power and renewables, led by wind, are likely to grow significantly over the period.

Liquid fuels provide the largest share of energy supply today due to their broad-based availability, affordability and ease of transport to meet consumer needs. By 2040, global demand for liquids is expected to grow to

Management’s discussion and analysis of financial condition and results of operations (continued)

approximately 112 million barrels of oil-equivalent a day, an increase of more than 25 percent from 2010. Global demand for liquid fuels will be met by a wide variety of sources. Conventional crude and condensate production is expected to remain relatively flat through 2040. However, growth is expected from a wide variety of sources, including deep-water resources, oil sands, tight oil, natural gas liquids, and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040. Global demand is expected to rise 60 percent by 2040 compared to 2010, with demand increases in major regions around the world requiring new sources of supply. We expect that a significant growth in supplies of unconventional gas - the natural gas found in shale and other rock formations that was once considered uneconomic to produce will help meet these needs. By 2040, unconventional gas is likely to account for about 30 percent of global gas supplies, up from 10 percent in 2010. Growing natural gas demand is likely to also stimulate significant growth in the worldwide liquefied natural gas (LNG) market, which is expected to reach 15% of global gas demand by 2040.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas by approximately 2025. The share of natural gas is expected to exceed 25% by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, albeit at a slower pace than otherwise expected in the aftermath of the Fukushima incident in Japan following the earthquake and tsunami in March 2011. Total renewable energy is likely to reach close to 15 percent of total energy by 2040, including biomass, hydro and geothermal at a combined share of about 11 percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 500 percent from 2010 to 2040, reaching a combined share of approximately 4 percent of world energy.

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide over the period 2011- 2035 will be close to $20 trillion (measured in 2010 dollars), or close to $780 billion per year on average.

International accords and underlying regional and national regulations for greenhouse gas reduction are evolving with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions are consistent with those incorporated in ExxonMobil’s long-term Energy Outlook, which is used for assessing the business environment and Imperial’s investment evaluations.

The information provided in the Long-term Business Outlook includes internal estimates and forecasts based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

Imperial produces crude oil and natural gas for sale into the North American markets. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors, including economic conditions, international political developments and weather. Prices for most of the company’s crude oil sold are set on West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. In 2011, the average price of WTI crude oil diverged from historical pattern due to WTI market weakness and was markedly lower than that of Brent crude oil, a common benchmark for Atlantic Basin oil markets.

Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include identifying and pursuing all attractive exploration opportunities, investing in projects that deliver superior returns and maximizing profitability of existing

Management’s discussion and analysis of financial condition and results of operations (continued)

production and resource value through high-impact technologies. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of employees and investment in the communities in which the company operates.

Imperial’s proven development approach supported the company’s continued investment in several key growth projects during a weak and uncertain economic environment following the global financial crisis in 2008. In 2012, the company will be entering its third year of a decade-long growth strategy in which $35 to $40 billion will be invested resulting in an Upstream production of about 600,000 oil-equivalent barrels a day, which is approximately double the current volumes. Actual spending and production volumes could vary depending on the progress of individual projects.

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

Downstream

The downstream business environment is expected to continue being very competitive in the mature North America market. Over the prior 20-year period, inflation adjusted refining margins have been flat, reflecting an excess of refining capacity and an increase in regulatory-related policies. Crude oil, the primary raw material in a refinery operation, and its many refined products are widely traded with published international prices. Prices for these commodities are determined by the marketplace and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, currency fluctuations, seasonality and weather. The average prices the company paid for most of its crude oil processed at three of the company’s four refineries are set on WTI markets. In 2011, the average price of WTI crude oil diverged from historical pattern due to WTI market weakness and was markedly lower than that of Brent crude oil. Canadian wholesale prices of refined products in particular are largely determined by wholesale prices in adjacent U.S. regions. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.

The company will continue to focus on the business elements within its control. Imperial’s Downstream strategies are to provide customers with quality, valued products and services at the lowest total cost offer, have the lowest unit costs among industry competitors, ensure efficient and effective use of capital, maximize value from leading edge technologies and capitalize on the integration with the company’s other businesses.

Imperial owns and operates four refineries in Canada, with aggregate distillation capacity of 506,000 barrels a day and lubricant manufacturing capacity of about 2,900 barrels a day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through more than 1,800 Esso-branded retail service stations, of which about 480 are company-owned or leased, as well as wholesale and industrial operations through a network of 22 primary distribution terminals, as well as a secondary distribution network.

Chemical

The North American petrochemical industry continued to improve in 2011 from the weak levels experienced in the recent economic recession. In North America, unconventional natural gas continued to provide advantaged ethane feedstock for steam crackers and a favourable margin environment for integrated chemical producers. In 2011, the company signed a long-term supply agreement for ethane from the Marcellus shale formation to use as cost advantaged feedstock for the Sarnia chemical plant. The company’s strategy for its Chemical business is to reduce costs and maximize value by continuing to increase the integration of its chemical plants at Sarnia and Dartmouth with the refineries. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Consolidated

millions of dollars	2011	2010	2009
Net income	3,371	2,210	1,579

2011

Net income in 2011 was $3,371 million or $3.95 a share on a diluted basis, versus $2,210 million or $2.59 a share in 2010. Increased earnings were primarily attributable to higher crude oil commodity prices, stronger industry refining margins and increased Cold Lake bitumen production. These factors were partially offset by the unfavourable impacts of higher royalty costs, the stronger Canadian dollar and lower conventional crude oil volumes due to third-party pipeline reliability issues. 2011 earnings also included higher gains of about $70 million on asset divestments.

In 2011, there was an unusually large spread between the prices of Brent crude oil and WTI crude oil, two common benchmarks for world oil markets. Increase in 2011 in the average Brent crude oil price more than doubled that of the average WTI price due to continued weakness in WTI crude oil markets. Increases in the company’s Upstream realizations in 2011 followed more closely the trend of WTI prices, while margins in the company’s Downstream segment benefited as the overall cost of crude oil processed at three of the company’s four refineries were more in line with WTI prices.

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

Upstream

millions of dollars	2011	2010	2009
Net income	2,457	1,764	1,324

2011

Net income for the year was $2,457 million, up $693 million from 2010. Earnings increased primarily due to the impacts of higher crude oil commodity prices of about $925 million and increased Cold Lake bitumen production of about $260 million. These factors were partially offset by the unfavourable effects of higher royalty costs due to higher crude oil commodity prices of about $245 million, the stronger Canadian dollar of about $150 million, and lower conventional crude oil volumes of about $150 million, of which about $80 million was a result of third-party pipeline reliability issues. Included in 2011 earnings were gains of $116 million on asset divestments, about $95 million higher than 2010.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Average realizations

Canadian dollars	2011	2010	2009
Conventional crude oil realizations (a barrel)	85.22	71.64	60.32
Natural gas liquids realizations (a barrel)	59.08	50.09	41.19
Natural gas realizations (a thousand cubic feet)	3.59	4.04	4.11
Synthetic oil realizations (a barrel)	101.43	80.63	69.69
Bitumen realizations (a barrel)	63.95	58.36	51.81

2011

The average price of Brent crude oil in U.S. dollars, a common benchmark for Atlantic Basin oil markets, was $111.29 a barrel in 2011, up about 40 percent from the previous year. Increase in the average price of West Texas Intermediate (WTI) crude oil, a common benchmark for mid-continent North American oil markets, was limited to 19 percent, due to the continued weakness in WTI crude oil markets. Increases in the company’s average realizations on sales of Canadian conventional crude oil and synthetic crude oil were in line with that of WTI.

The company’s average bitumen realizations in Canadian dollars in 2011 increased ten percent to $63.95 per barrel as the price spread between light crude oil and Cold Lake bitumen widened.

Canadian natural gas prices in 2011 were lower than the previous year. The average of 30-day spot prices for natural gas in Alberta at $3.67 a thousand cubic feet were down from $4.39 in 2010. The company’s realizations for natural gas averaged $3.59 a thousand cubic feet, down from $4.04 in 2010.

2010

The average price of Brent crude oil in U.S. dollars, a common benchmark for Atlantic Basin oil markets, was $79.50 a barrel in 2010, up about 29 percent from the previous year. The company’s average realizations on sales of Canadian conventional crude oil and synthetic oil from Syncrude production also increased.

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

Crude oil and NGLs - production and sales (a)

thousands of barrels a day	2011		2010		2009
	gross	net	gross	net	gross	net
Bitumen	160	120	144	115	141	120
Synthetic oil	72	67	73	67	70	65
Conventional crude oil	18	13	23	17	25	20
Total crude oil production	250	200	240	199	236	205
NGLs available for sale	5	4	7	5	8	6
Total crude oil and NGL production	255	204	247	204	244	211
Cold Lake sales, including diluent (b)	209		188		184
NGL sales	9		10		10

Management’s discussion and analysis of financial condition and results of operations (continued)

Natural gas - production and sales (a)

millions of cubic feet a day	2011		2010		2009
	gross	net	gross	net	gross	net
Production (c)	254	228	280	254	295	274
Sales	237		264		272
(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.
(b)	Diluent is natural gas condensate or other light hydrocarbons added to Cold Lake bitumen to facilitate transportation to market by pipeline.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts re-injected.

2011

Gross production of Cold Lake bitumen increased to a record 160,000 barrels a day in 2011 from 144,000 barrels in 2010. Increased volumes were due to contributions from new wells steamed in 2010 and 2011, increased recoveries as a result of technology applications and the cyclic nature of production at Cold Lake.

The company’s share of gross production from Syncrude averaged 72,000 barrels a day, in line with 73,000 barrels in 2010.

Gross production of conventional crude oil averaged 18,000 barrels a day, compared with 23,000 barrels in 2010. Lower volumes were primarily due to third-party pipeline unplanned downtime, which reduced production at the Norman Wells field, along with natural reservoir decline.

Gross production of natural gas in 2011 was 254 million cubic feet a day, down from 280 million cubic feet in 2010. The lower production volume was primarily a result of natural reservoir decline.

In 2011, the company sold its interests in shallow gas properties in the Medicine Hat, Alberta area, the Coleville-Hoosier natural gas producing property in Saskatchewan and the Rainbow Lake producing property in Alberta, realizing a gain of about $76 million. Production for the company’s share of the properties averaged about 56 million cubic feet of natural gas a day and one thousand barrels of crude oil a day in 2010. Also in the year, the company recorded a gain of about $40 million from an exchange of oil sands leases with a third party.

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

Downstream

millions of dollars	2011	2010	2009
Net income	884	442	278

2011

Net income was $884 million, an increase of $442 million over 2010. Higher earnings were primarily due to the favourable impact of stronger industry refining margins of about $590 million. Refining margins benefited as the overall cost of crude oil processed at three of the company’s four refineries followed the trend of WTI prices.

Management’s discussion and analysis of financial condition and results of operations (continued)

This factor was partially offset by the unfavourable impacts of higher maintenance activities on refinery operations and expenses totalling about $60 million and the stronger Canadian dollar of about $55 million. Earnings in 2010 included a gain of about $25 million from sale of non-operating assets.

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

Refinery utilization

thousands of barrels a day (a)	2011	2010	2009
Total refinery throughput (b)	430	444	413
Refinery capacity at December 31	506	502	502
Utilization of total refinery capacity (percent)	85	88	82

Sales

thousands of barrels a day (a)	2011	2010	2009
Gasolines	220	218	200
Heating, diesel and jet fuels	157	153	143
Heavy fuel oils	29	28	27
Lube oils and other products	41	43	39
Net petroleum product sales	447	442	409
(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.

2011

Total refinery throughput was 430,000 barrels a day, down from 2010, and average refinery capacity utilization decreased to 85 percent from the previous year’s 88 percent. Lower volumes and utilization were primarily a result of higher planned and unplanned maintenance activities. Total net petroleum sales increased to 447,000 barrels a day, 5,000 barrels higher than 2010.

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

Chemical

millions of dollars	2011	2010	2009
Net income	122	69	46

Sales

thousands of tonnes	2011	2010	2009
Polymers and basic chemicals	748	711	765
Intermediate and others	268	278	261
Total petrochemical sales	1,016	989	1,026

Management’s discussion and analysis of financial condition and results of operations (continued)

2011

Net income was $122 million, up $53 million from 2010. Improved margins for intermediate and aromatic products, lower costs due to lower planned maintenance activities and higher polyethylene sales volumes were the main contributors to the increase. These factors were partially offset by lower margins for polyethylene products.

2010

Net income was $69 million, up $23 million from 2009. Improved industry margins were partially offset by lower sales volumes for polyethylene products and higher costs due to planned maintenance activities.

Corporate and other

millions of dollars	2011	2010	2009
Net income	(92)	(65)	(69)

2011

Net income effects were negative $92 million, versus negative $65 million reported last year. Unfavourable effects in 2011 were primarily due the impact of the share price change on share-based compensation charges.

2010

Net income effects were negative $65 million, in line with the negative $69 million reported last year.

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2011	2010	2009
Cash provided by/(used in)
Operating activities	4,489	3,207	1,591
Investing activities	(3,593)	(3,709)	(2,216)
Financing activities	39	256	(836)
Increase/(decrease) in cash and cash equivalents	935	(246)	(1,461)

Cash and cash equivalents at end of year	1,202	267	513

Although the company issues long-term debt from time to time and maintains a commercial paper program, internally generated funds largely cover the majority of its financial requirements. Cash that may be temporarily surplus to the company’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure that it is secure and readily available to meet the company’s cash requirements.

Cash flows from operating activities are highly dependent on crude oil and natural gas prices, as well as petroleum and chemical product margins. In addition, to provide for cash flow in future periods, the company needs to continually find and develop new resources, and continue to develop and apply new technologies to existing fields, in order to maintain or increase production. Projects are planned or underway to increase production capacity. However, these volume increases are subject to a variety of risks, including project execution, operational outages, reservoir performance and regulatory changes.

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

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2010. As a result of the valuation, the company contributed $361 million to the registered retirement benefit plans in 2011. The next required independent actuarial valuation will be as at December 31,

Management’s discussion and analysis of financial condition and results of operations (continued)

2011 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2011

Cash flow generated from operating activities was $4,489 million, an increase of $1,282 million from 2010 and in line with the earnings increase versus 2010.

2010

Cash flow generated from operating activities was $3,207 million, an increase of $1,616 million from the full year 2009. Higher cash flow was primarily due to higher earnings and working capital effects, partially offset by higher 2010 funding contributions to the company’s registered pension plans.

Cash flow from investing activities

2011

Investing activities used net cash of $3,593 million in 2011, compared to $3,709 million in 2010. Additions to property, plant and equipment were $3,919 million, compared with $3,856 million last year. Proceeds from asset sales were $314 million compared with $144 million in 2010.

2010

Investing activities used net cash of $3,709 million in 2010, compared to $2,216 million in 2009. Additions to property, plant and equipment were $3,856 million, compared with $2,285 million last year. Proceeds from asset sales were $144 million compared with $67 million in 2009.

Cash flow from financing activities

2011

Cash from financing activities was $39 million, compared with $256 million in 2010.

The company raised new debt of $455 million by drawing on existing facilities. At the end of 2011, total debt outstanding was $1,207 million, compared with $756 million at the end of 2010.

During 2011, the company did not make any share repurchases except those to offset the dilutive effects from the exercise of share-based awards. The company will continue to evaluate its share repurchase program in the context of its operating performance and overall capital project activities.

Cash dividends of $373 million were paid in 2011 compared with $356 million in 2010. Per-share dividends paid in 2011 totaled $0.44, up from $0.42 in 2010.

In the second quarter, the company extended the maturity date of its existing stand-by $200 million long term bank credit facility to July 2013. The company has not drawn on this facility.

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

Financial percentages and ratios

	2011	2010	2009
Total debt as a percentage of capital (a)	9	7	2
Interest coverage ratio – earnings basis (b)	260	370	276
(a)	Current and long-term debt (page 54) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 54).
(b)	Net income (page 53), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 53), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Debt represented nine percent of the company’s capital structure at the end of 2011, two percent higher than 2010.

Debt-related interest incurred in 2011, before capitalization of interest, was $16 million, compared with $6 million in 2010. The average effective interest rate on the company’s debt was 1.5 percent in 2011, compared with 1.3 percent in 2010.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Commitments

The following table shows the company’s commitments outstanding at December 31, 2011. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements.

	Financial	Payment due by period
millions of dollars	statement note reference	2012	2013 to 2016	2017 and beyond	Total amount
Long-term debt (a)	Note 14	-	834	9	843
- Due in one year		4			4
Operating leases (b)	Note 13	186	220	24	430
Unconditional purchase obligations (c)	Note 9	48	158	163	369
Firm capital commitments (d)		1,551	121	71	1,743
Pension and other post-retirement obligations (e)	Note 4	652	226	1,815	2,693
Asset retirement obligations (f)	Note 5	97	433	406	936
Other long-term purchase agreements (g)		249	851	1,327	2,427
(a)	Long-term debt includes a long-term loan from an affiliated company of Exxon Mobil Corporation of $820 million and capital lease obligations of $27 million, $4 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancellable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2011 were $1,287 million associated with the company’s share of the Kearl project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2012 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

Unrecognized tax benefits totalling $134 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 3 to the financial statements on page 62.

Litigation and other contingencies

As discussed in note 9 to the consolidated financial statements on page 71, a variety of claims have been made against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Management’s discussion and analysis of financial condition and results of operations (continued)

Capital and exploration expenditures

millions of dollars	2011	2010
Upstream (a)	3,880	3,844
Downstream	166	184
Chemical	4	10
Other	16	7
Total	4,066	4,045
(a)	Exploration expenses included.

Total capital and exploration expenditures were $4,066 million in 2011, an increase of $21 million from 2010.

The funds were used mainly to advance the Kearl oil sands project, advance other Upstream growth projects and invest in environmental performance initiatives.

For the Upstream segment, capital expenditures were $3,880 million, compared with $3,844 million in 2010. Expenditures were primarily directed towards the advancement of the initial development and expansion at Kearl. Other investments included advancing the Nabiye expansion project at Cold Lake, environmental and efficiency projects at Syncrude, as well as the advancement of the production pilot at Horn River and acreage acquisitions.

In 2011, Kearl initial development was reconfigured with a capital appropriation of $10.9 billion, of which the company’s share would be $7.7 billion. At the end of 2011, Kearl initial development was 87 percent complete with expected start up in late 2012.

In 2011, Kearl expansion was approved by the company’s board and appropriated for $8.9 billion, of which the company’s share is $6.3 billion. It is expected to bring on additional production of 110,000 barrels of bitumen a day, before royalties, by late 2015, of which the company’s share would be about 78,000 barrels a day.

In February 2012, the Nabiye expansion project at Cold Lake was approved by the company’s board and appropriated for $2 billion. The expansion is expected to bring on additional production of more than 40,000 barrels a day, before royalties, at Cold Lake. Start-up is expected to be by year-end 2014.

Planned capital and exploration expenditures in the Upstream segment are forecast at about $5 billion for 2012. Investments are mainly planned for Kearl initial development and expansion. Other investments include advancing the Nabiye expansion project at Cold Lake, environmental and efficiency projects at Syncrude, as well as exploration drilling and the advancement of the production pilot at Horn River.

For the Downstream segment, capital expenditures were $166 million in 2011, compared with $184 million in 2010. In 2011, Downstream capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Planned capital expenditures for the Downstream segment in 2012 are about $200 million focused on improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network.

In 2012, the company will be entering the third year of a decade-long growth strategy in which between $35 billion and $40 billion will be invested. Total capital and exploration expenditures for the company in 2012 are expected to be about $5 billion. Actual spending could vary depending on the progress of individual projects.

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

Earnings sensitivities (a)

millions of dollars, after tax
Ten dollars (U.S.) a barrel change in crude oil prices	+	(-)	330
Thirty cents a thousand cubic feet change in natural gas prices	+	(-)	1
One dollar (U.S.) a barrel change in sales margins for total petroleum products	+	(-)	135
One cent (U.S.) a pound change in sales margins for polyethylene	+	(-)	6
One-quarter percent decrease (increase) in short-term interest rates	+	(-)	2
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+	(-)	480
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2011. Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices decreased from year-end 2010 by about $4 million (after tax) a year for each one U.S. dollar change. The decrease was primarily a result of the combined impacts of higher royalty costs for bitumen production due to higher crude oil commodity prices and lower conventional crude oil production.

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

Critical accounting estimates

The company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its straightforward business model. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 57.

Oil and gas reserves

Evaluations of oil and gas reserves are important to the effective management of Upstream assets. They are integral to making investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis for calculating unit-of-production depreciation rates and for evaluating impairment.

Oil and gas reserves include both proved and unproved reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

The estimation of proved reserves is an ongoing process based on rigorous technical evaluations, commercial and market assessment, and detailed analysis of well information such as flow rates and reservoir pressure declines. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserve targets to determine compensation. Key features of the reserve estimation process are covered in Disclosure of Reserves in Item 1.

Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in prices and costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment/facility capacity.

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

Impact of oil and gas reserves on depreciation

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

Impact of oil and gas reserves and prices on testing for impairment

Proved oil and gas properties held and used by the company are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, impairment analyses are based on reserve estimates used for internal planning and capital investment decisions. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset would be impaired if the undiscounted cash flows were less than the asset’s carrying value. Impairments are measured by the amount by which the asset’s carrying value exceeds its fair value.

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

The company performs asset valuation analyses on an ongoing basis as a part of its asset management program. These analyses assist the company in assessing whether the carrying amounts of any of its assets may not be recoverable. In addition to estimating oil and gas reserve volumes in conducting these analyses, it is also necessary to estimate future oil and gas prices. Trigger events for impairment evaluations include a significant decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and forecast operating losses.

In general, the company does not view temporarily low oil prices as a triggering event for conducting impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop significantly, the relative growth/decline in supply versus demand will determine industry prices over the long term, and these cannot be accurately predicted. Accordingly, any impairment tests that the company performs make use of the company’s price assumptions developed in the annual planning and budgeting process for crude oil and natural gas markets, petroleum products and chemicals. These are the same price assumptions that are used for capital investment decisions. Volumes are based on field production profiles, which are also updated annually.

Supplemental information regarding oil and gas results of operations, capitalized costs and reserves is provided following the notes to the consolidated financial statements. Future prices used for any impairment tests will vary from the one used in the supplemental oil and gas disclosure and could be lower or higher for any given year.

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 7.00 percent used in 2011 compares to actual returns of 6.0 percent and 8.3 percent achieved over the last 10- and 20-year periods ending December 31, 2011. If different assumptions are used, the expense and obligations could

Management’s discussion and analysis of financial condition and results of operations (continued)

increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 4 to the consolidated financial statements on page 63. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented less than two percent of total expenses in 2011.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2011, the obligations were discounted at six percent and the accretion expense was $46 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Suspended exploratory well costs

The company carries exploratory well costs as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells as of year-end 2011 are disclosed in note 15 to the consolidated financial statements.

Tax contingencies

The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.

The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 3 to the consolidated financial statements on page 62.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

/s/ Bruce H. March

B.H. March

Chairman, president and

chief executive officer

/s/ Paul J. Masschelin

P.J. Masschelin

Senior vice-president,

finance and administration, and treasurer

(Principal accounting officer and principal financial officer)

February 23, 2012

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2011 and December 31, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Calgary, Alberta, Canada

February 23, 2012

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2011	2010	2009
Revenues and other income
Operating revenues (a)(b)	30,474	24,946	21,292
Investment and other income (note 8)	240	146	106
Total revenues and other income	30,714	25,092	21,398

Expenses
Exploration	92	191	153
Purchases of crude oil and products (c)	18,847	14,811	11,934
Production and manufacturing (d)	4,114	3,996	3,951
Selling and general	1,168	1,070	1,106
Federal excise tax (a)	1,320	1,316	1,268
Depreciation and depletion	764	747	781
Financing costs (note 12)	3	7	5
Total expenses	26,308	22,138	19,198

Income before income taxes	4,406	2,954	2,200

Income taxes (note 3)	1,035	744	621

Net income	3,371	2,210	1,579

Per-share information (Canadian dollars)
Net income per common share - basic (note 10)	3.98	2.61	1.86
Net income per common share - diluted (note 10)	3.95	2.59	1.84
Dividends	0.44	0.43	0.40
(a)	Operating revenues include federal excise tax of $1,320 million (2010 - $1,316 million, 2009 - $1,268 million).
(b)	Operating revenues include amounts from related parties of $2,818 million (2010 - $2,250 million, 2009 - $1,699 million), (note 16).
(c)	Purchases of crude oil and products include amounts from related parties of $3,636 million (2010- $2,828 million, 2009 - $3,111 million), (note 16).
(d)	Production and manufacturing expenses include amounts to related parties of $217 million (2010 - $233 million, 2009 - $217 million), (note 16).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2011	2010
Assets
Current Assets
Cash	1,202	267
Accounts receivable, less estimated doubtful amounts	2,290	2,000
Inventories of crude oil and products (note 11)	762	527
Materials, supplies and prepaid expenses	239	246
Deferred income tax assets (note 3)	590	498
Total current assets	5,083	3,538
Long-term receivables, investments and other long-term assets	920	870
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	19,162	15,905
Goodwill (note 2)	204	204
Other intangible assets, net	60	63
Total assets (note 2)	25,429	20,580

Liabilities
Current liabilities
Notes and loans payable	364	229
Accounts payable and accrued liabilities (a) (note 11)	4,317	3,470
Income taxes payable	1,268	878
Total current liabilities	5,949	4,577
Long-term debt (b)(note 14)	843	527
Other long-term obligations (note 5)	3,876	2,753
Deferred income tax liabilities (note 3)	1,440	1,546
Total liabilities	12,108	9,403

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (c)(note 10)	1,528	1,511
Earnings reinvested	14,031	11,090
Accumulated other comprehensive income	(2,238)	(1,424)
Total shareholders’ equity	13,321	11,177

Total liabilities and shareholders’ equity	25,429	20,580
(a)	Accounts payable and accrued liabilities include amounts payable to related parties of $215 million (2010 - amounts receivable of $45 million), (note 16).
(b)	Long-term debt includes amounts to related parties of $820 million (2010 – $500 million).
(c)	Number of common shares outstanding was 848 million (2010 - 848 million), (note 10).
The	information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors

/s/ Bruce H. March	/s/ Paul J. Masschelin

B.H. March	P.J. Masschelin
Chairman, president and chief executive officer	Senior vice-president, finance and administration, and treasurer

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2011	2010	2009
Common shares at stated value (note 10)
At beginning of year	1,511	1,508	1,528
Issued under the stock option plan	19	3	1
Share purchases at stated value	(2)	-	(21)
At end of year	1,528	1,511	1,508

Earnings reinvested
At beginning of year	11,090	9,252	8,484
Net income for the year	3,371	2,210	1,579
Share purchases in excess of stated value	(57)	(8)	(471)
Dividends	(373)	(364)	(340)
At end of year	14,031	11,090	9,252

Accumulated other comprehensive income
At beginning of year	(1,424)	(1,321)	(947)
Post-retirement benefits liability adjustment (note 4)	(953)	(217)	(468)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	139	114	94
At end of year	(2,238)	(1,424)	(1,321)

Shareholders’ equity at end of year	13,321	11,177	9,439

Comprehensive income for the year
Net income for the year	3,371	2,210	1,579
Other comprehensive income
Post-retirement benefits liability adjustment	(814)	(103)	(374)
Total comprehensive income for the year	2,557	2,107	1,205

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2011	2010	2009
Operating activities
Net income	3,371	2,210	1,579
Adjustments for non-cash items:
Depreciation and depletion	764	747	781
(Gain)/loss on asset sales	(197)	(95)	(45)
Deferred income taxes and other	71	152	(61)
Changes in operating assets and liabilities:
Accounts receivable	(302)	(289)	(261)
Inventories and prepaids	(228)	38	42
Income taxes payable	390	30	(650)
Accounts payable	846	651	271
All other items - net (a)	(226)	(237)	(65)
Cash flows from (used in) operating activities	4,489	3,207	1,591

Investing activities
Additions to property, plant and equipment and intangibles	(3,919)	(3,856)	(2,285)
Proceeds from asset sales	314	144	67
Repayment of loan from equity company	12	3	2
Cash flows from (used in) investing activities	(3,593)	(3,709)	(2,216)

Financing activities
Short-term debt - net	135	120	-
Long-term debt issued	320	500	-
Reduction in capitalized lease obligations	(3)	(3)	(4)
Issuance of common shares under stock option plan	19	3	1
Common shares purchased (note 10)	(59)	(8)	(492)
Dividends paid	(373)	(356)	(341)
Cash flows from (used in) financing activities	39	256	(836)

Increase (decrease) in cash	935	(246)	(1,461)
Cash at beginning of year	267	513	1,974
Cash at end of year (b)	1,202	267	513
(a)	Includes contribution to registered pension plans of $361 million (2010 - $421 million, 2009 - $180 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Certain reclassifications to prior years have been made to conform to the 2011 presentation. All amounts are in Canadian dollars unless otherwise indicated.

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. A significant portion of the company’s Upstream activities is conducted jointly with other companies. The accounts reflect the company’s share of undivided interest in such activities, including its 25 percent interest in the Syncrude joint venture and its nine percent interest in the Sable offshore energy project as well as its 70.96 percent interest in the Kearl project, which is currently under development.

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

Investments

The company’s interests in the underlying net assets of affiliates it does not control, but over which it exercises significant influence, are accounted for using the equity method. They are recorded at the original cost of the investment plus Imperial’s share of earnings since the investment was made, less dividends received. Imperial’s share of the after-tax earnings of these companies is included in “investment and other income” in the consolidated statement of income. Other investments are recorded at cost. Dividends from these other investments are included in “investment and other income.”

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

The company uses the successful-efforts method to account for its exploration and development activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized using the unit-of-production method. The company carries as an asset exploratory

Notes to consolidated financial statements (continued)

well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Other exploratory expenditures, including geophysical costs and annual lease rentals are expenses as incurred.

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

The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for crude oil and natural gas commodity prices and foreign-currency exchange rates. Annual volumes are based on field production profiles, which are also updated annually.

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

Notes to consolidated financial statements (continued)

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

Share-based compensation

The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “selling and general” expenses in the consolidated statement of income over the requisite service period of each award. See note 7 to the consolidated financial statements on page 69 for further details.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2011	2010	2009	2011	2010	2009	2011	2010	2009
Revenues and other income
Operating revenues (a)	5,278	4,283	3,552	23,909	19,565	16,793	1,287	1,098	947
Intersegment sales	4,460	3,802	3,328	2,784	1,973	1,535	354	285	289
Investment and other income	168	59	39	63	81	53	-	3	-
	9,906	8,144	6,919	26,756	21,619	18,381	1,641	1,386	1,236
Expenses
Exploration	92	191	153	-	-	-	-	-	-
Purchases of crude oil and products	3,581	2,692	2,024	21,642	17,169	14,164	1,222	1,009	898
Production and manufacturing	2,484	2,375	2,385	1,451	1,413	1,372	179	209	194
Selling and general (b)	7	5	4	973	918	952	64	63	67
Federal excise tax	-	-	-	1,320	1,316	1,268	-	-	-
Depreciation and depletion	528	514	536	214	213	225	13	12	12
Financing costs (note 12)	2	3	1	(1)	1	2	-	-	-
Total expenses	6,694	5,780	5,103	25,599	21,030	17,983	1,478	1,293	1,171
Income before income taxes	3,212	2,364	1,816	1,157	589	398	163	93	65
Income taxes (note 3)
Current	593	477	475	372	141	234	43	18	20
Deferred	162	123	17	(99)	6	(114)	(2)	6	(1)
Total income tax expense	755	600	492	273	147	120	41	24	19
Net income	2,457	1,764	1,324	884	442	278	122	69	46
Cash flows from (used in) operating activities	3,252	2,494	972	1,315	787	658	53	65	67
Capital and exploration expenditures (c)	3,880	3,844	2,167	166	184	251	4	10	15
Property, plant and equipment
Cost	25,327	21,990	18,455	6,990	6,933	6,901	760	758	748
Accumulated depreciation and depletion	(9,747)	(9,740)	(9,340)	(3,803)	(3,678)	(3,572)	(560)	(546)	(530)
Net property, plant and equipment (d)	15,580	12,250	9,115	3,187	3,255	3,329	200	212	218
Total assets (e)	17,222	13,852	10,663	6,700	6,315	6,183	397	425	428

	Corporate and other			Eliminations			Consolidated
millions of dollars	2011	2010	2009	2011	2010	2009	2011	2010	2009
Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	30,474	24,946	21,292
Intersegment sales	-	-	-	(7,598)	(6,060)	(5,152)	-	-	-
Investment and other income	9	3	14	-	-	-	240	146	106
	9	3	14	(7,598)	(6,060)	(5,152)	30,714	25,092	21,398
Expenses
Exploration	-	-	-	-	-	-	92	191	153
Purchases of crude oil and products	-	-	-	(7,598)	(6,059)	(5,152)	18,847	14,811	11,934
Production and manufacturing	-	-	-	-	(1)	-	4,114	3,996	3,951
Selling and general (b)	124	84	83	-	-	-	1,168	1,070	1,106
Federal excise tax	-	-	-	-	-	-	1,320	1,316	1,268
Depreciation and depletion	9	8	8	-	-	-	764	747	781
Financing costs (note 12)	2	3	2	-	-	-	3	7	5
Total expenses	135	95	93	(7,598)	(6,060)	(5,152)	26,308	22,138	19,198
Income before income taxes	(126)	(92)	(79)	-	-	-	4,406	2,954	2,200
Income taxes (note 3)
Current	(53)	(47)	(35)	-	-	-	955	589	694
Deferred	19	20	25	-	-	-	80	155	(73)
Total income tax expense	(34)	(27)	(10)	-	-	-	1,035	744	621
Net income	(92)	(65)	(69)	-	-	-	3,371	2,210	1,579
Cash flows from (used in) operating activities	(131)	(139)	(106)	-	-	-	4,489	3,207	1,591
Capital and exploration expenditures (c)	16	7	5	-	-	-	4,066	4,045	2,438
Property, plant and equipment
Cost	339	323	317	-	-	-	33,416	30,004	26,421
Accumulated depreciation and depletion	(144)	(135)	(127)	-	-	-	(14,254)	(14,099)	(13,569)
Net property, plant and equipment (d)	195	188	190	-	-	-	19,162	15,905	12,852
Total assets (e)	1,418	314	546	(308)	(326)	(347)	25,429	20,580	17,473

Notes to consolidated financial statements (continued)

(a)	Includes export sales to the United States, as follows:

millions of dollars	2011	2010	2009
Upstream	2,180	1,759	1,671
Downstream	1,172	1,227	1,266
Chemical	823	664	518
Total export sales	4,175	3,650	3,455
(b)	Consolidated selling and general expenses include delivery costs from final storage areas to customers of $286 million in 2011 (2010 - $280 million, 2009 - $276 million).
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.
(d)	Includes property, plant and equipment under construction of $9,147 million (2010 - $6,070 million).
(e)	All goodwill has been assigned to the Downstream segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years. Fair value used in quantitative goodwill impairment tests was Level 3 (unobservable inputs).

3. Income taxes

	1,4400	1,4400	1,4400
millions of dollars	2011	2010	2009
Current income tax expense	955	589	694
Deferred income tax expense (a)	80	155	(73)
Total income tax expense (b)	1,035	744	621
Statutory corporate tax rate (percent)	25.4	27.0	28.7
Increase/(decrease) resulting from:
Enacted tax rate change	-	-	0.2
Other	(1.9)	(1.8)	(0.7)
Effective income tax rate	23.5	25.2	28.2
(a)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2011, 2010 and 2009.
(b)	Cash outflow from income taxes, plus investment credits earned, was $667 million in 2011 (2010 – $603 million, 2009 – $1,330 million).

Income taxes (charged)/credited directly to shareholders’ equity were:

	1,440	1,440	1,440
millions of dollars	2011	2010	2009
Post-retirement benefits liability adjustment:
Net actuarial loss/(gain)	326	74	160
Amortization of net actuarial (loss)/gain	(42)	(35)	(29)
Amortization of prior service cost	(5)	(4)	(4)
Total post-retirement benefits liability adjustment	279	35	127

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

	1,440	1,440	1,440
millions of dollars	2011	2010	2009
Depreciation and amortization	1,948	1,790	1,691
Successful drilling and land acquisitions	378	330	305
Pension and benefits	(720)	(414)	(427)
Site restoration	(267)	(224)	(233)
Capitalized interest	50	48	49
Other	51	16	11
Deferred income tax liabilities	1,440	1,546	1,396

LIFO inventory valuation	(560)	(450)	(403)
Other	(30)	(48)	(64)
Deferred income tax assets	(590)	(498)	(467)
Valuation allowance	-	-	-
Net deferred income tax liabilities	850	1,048	929

Notes to consolidated financial statements (continued)

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions will take many years to complete. It is difficult to predict the timing of resolution for tax positions, since such timing is not entirely within the control of the company. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2011	2010	2009
January 1 balance	147	165	150
Additions based on current year’s tax position	-	-	-
Additions for prior years’ tax positions	20	24	17
Reductions for prior years’ tax positions	(31)	(37)	(2)
Reductions due to lapse of the statute of limitations	(2)	(5)	-
December 31 balance	134	147	165

The 2011, 2010 and 2009 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2007 to 2010 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings for several years in the period 1994 to 2006. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2007 are expected to be resolved in 2012. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

The company classifies interest on income tax related balances as interest expense or interest income and classifies tax related penalties as operating expense.

4. Employee retirement benefits

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

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other post-retirement benefits
	2011	2010	2011	2010
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.25	5.50	4.25	5.50
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	5,562	5,056	421	426
Current service cost	122	102	6	5
Interest cost	314	307	23	24
Actuarial loss/(gain)	897	420	81	(11)
Amendments	86	-	-	-
Benefits paid (a)	(335)	(323)	(23)	(23)
Projected benefit obligation at December 31	6,646	5,562	508	421

Accumulated benefit obligation at December 31	5,970	5,001

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2012 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2011	2010	2011	2010
Change in plan assets
Fair value at January 1	4,296	3,753
Actual return/(loss) on plan assets	93	393
Company contributions	361	421
Benefits paid (b)	(289)	(271)
Fair value at December 31	4,461	4,296

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(1,595)	(796)
Unfunded plans	(590)	(470)	(508)	(421)
Total (c)	(2,185)	(1,266)	(508)	(421)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

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

Notes to consolidated financial statements (continued)

	Pension benefits		Other post- retirement benefits
millions of dollars	2011	2010	2011	2010
Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(24)	(21)	(24)	(26)
Other long-term obligations	(2,161)	(1,245)	(484)	(395)
Total recorded	(2,185)	(1,266)	(508)	(421)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	2,916	1,965	92	15
Prior service cost	107	43	-	-
Total recorded in accumulated other comprehensive income, before tax	3,023	2,008	92	15

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. The 2011 long-term expected return of 7.00 percent used in the calculations of pension expense compares to an actual rate of return of 6.0 percent and 8.3 percent over the last 10- and 20-year periods ending December 31, 2011.

	Pension benefits			Other post-retirement benefits
	2011	2010	2009	2011	2010	2009
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	5.50	6.25	7.50	5.50	6.25	7.50
Long-term rate of return on funded assets	7.00	7.00	8.00	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of dollars
Components of net periodic benefit cost
Current service cost	122	102	80	6	5	4
Interest cost	314	307	303	23	24	27
Expected return on plan assets	(308)	(275)	(267)	-	-	-
Amortization of prior service cost	21	17	17	-	(1)	-
Recognized actuarial loss/(gain)	162	137	112	3	-	(2)
Net periodic benefit cost	311	288	245	32	28	29

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	1,112	302	581	81	(11)	47
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(162)	(137)	(112)	(3)	-	2
Prior service cost	86	-	-	-	-	-
Amortization of prior service cost included in net periodic benefit cost	(21)	(17)	(17)	-	1	-
Total recorded in other comprehensive income	1,015	148	452	78	(10)	49

Total recorded in net periodic benefit cost and other comprehensive income, before tax	1,326	436	697	110	18	78

Notes to consolidated financial statements (continued)

Costs for defined contribution plans, primarily the employee savings plan, were $36 million in 2011 (2010 - $37 million, 2009 - $36 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2011	2010	2009
(Charge)/credit to other comprehensive income, before tax	(1,093)	(138)	(501)
Deferred income tax (charge)/credit (note 3)	279	35	127
(Charge)/credit to other comprehensive income, after tax	(814)	(103)	(374)

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. Consistent with the long-term nature of the liability, the plan assets are primarily invested in global, market-cap-weighted indexed equity and domestic indexed bond funds to diversify risk while minimizing costs. The equity funds hold Imperial Oil stock only to the extent necessary to replicate the relevant equity index. The balance of the plan assets is largely invested in high-quality corporate and government debt securities. Studies are periodically conducted to establish the preferred target asset allocation. The target asset allocation for equity securities is 46 percent. The target allocation for debt securities is 49 percent. Plan assets for the remaining 5 percent are invested in venture capital partnerships that pursue a strategy of investment in U.S. and international early stage ventures.

The 2011 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2011, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	723		723	(a)
Non-Canadian	1,408		1,408	(a)
Debt securities - Canadian
Corporate	487		487	(b)
Government	1,671		1,671	(b)
Asset backed	15		15	(b)
Mortgage funds	1				1	(c)
Equities – Venture capital	148				148	(d)
Cash	8	6	2	(e)
Total plan assets at fair value	4,461	6	4,306		149
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2011	1	110
Net realized gains/(losses)	-	(8)
Net unrealized gains/(losses)	-	27
Net purchases/(sales)	-	19
Fair value at December 31, 2011	1	148

The 2010 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2010, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	1,078		1,078	(a)
Non-Canadian	1,392		1,392	(a)
Debt securities - Canadian
Corporate	439		439	(b)
Government	1,229		1,229	(b)
Asset backed	19		19	(b)
Mortgage funds	1				1	(c)
Equities – Venture capital	110				110	(d)
Cash	28	25	3	(e)
Total plan assets at fair value	4,296	25	4,160		111
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2010	2	95
Net realized gains/(losses)	(1)	(3)
Net unrealized gains/(losses)	1	2
Net purchases/(sales)	(1)	16
Fair value at December 31, 2010	1	110

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2011	2010
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	6,056	5,092
Accumulated benefit obligation	5,436	4,584
Fair value of plan assets	4,461	4,296
Accumulated benefit obligation less fair value of plan assets	975	288

For unfunded plans covered by book reserves:
Projected benefit obligation	590	470
Accumulated benefit obligation	534	416

Estimated 2012 amortization from accumulated other comprehensive income

millions of dollars	Pension benefits	Other post-retirement benefits
Net actuarial loss/(gain) (a)	226	8
Prior service cost (b)	23	-
(a)	The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

millions of dollars	Pension benefits	Other post-retirement benefits
2012	321	28
2013	328	28
2014	336	27
2015	346	27
2016	354	27
2017 - 2021	1,881	137

In 2012, the company expects to make cash contributions of about $600 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

	One percent0000	One percent0000
Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(45)	45

Discount rate:
Effect on net benefit cost, before tax	(60)	70
Effect on benefit obligation	(855)	1,070

Rate of pay increases:
Effect on net benefit cost, before tax	35	(30)
Effect on benefit obligation	190	(170)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

	One percent	One percent
Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Effect on service and interest cost components	3	(2)
Effect on benefit obligation	43	(36)

5. Other long-term obligations

	One percent0000	One percent0000
millions of dollars	2011	2010
Employee retirement benefits (note 4)(a)	2,645	1,640
Asset retirement obligations and other environmental liabilities (b)	914	754
Share-based incentive compensation liabilities (note 7)	125	127
Other obligations	192	232
Total other long-term obligations	3,876	2,753
(a)	Total recorded employee retirement benefit obligations also include $48 million in current liabilities (2010 – $47 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $145 million in current liabilities (2010 – $134 million).

Asset retirement obligations incurred in the current period were Level 3 (unobservable inputs) fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

	One percent0000000000	One percent0000000000
millions of dollars	2011	2010
January 1 balance	773	810
Additions	217	-
Accretion	46	48
Settlement	(100)	(85)
December 31 balance	936	773

6. Derivatives and financial instruments

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

7. Share-based incentive compensation programs

Share-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the company’s future business performance and shareholder value.

Restricted stock units, deferred share units and incentive share units

Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon exercise, an amount equal to the five-day average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the exercise dates. Fifty percent of the units are exercised three years following the grant date, and the remainder is exercised seven years following the grant date. The company may also issue units where 50 percent of the units are exercisable five years following the grant date and the remainder is exercisable on the later of ten years following the grant date or the retirement date of the recipient. For units granted in 2005, the exercise dates have been changed from December 31 to December 4. For units granted in 2005 to be exercised subsequent to the company’s

Notes to consolidated financial statements (continued)

May 2006 three-for-one share split, the company has indicated that it will increase the cash payment or number of shares issued per unit, as the case may be, by a factor of three.

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

The company’s incentive share units gave the recipient a right to receive cash equal to the amount by which the market price of the company’s common shares at the time of exercise exceeds the issue price of the units. These units were granted prior to 2002. The issue price of the units granted to recipients was the closing price of the company’s shares on the Toronto Stock Exchange on the grant date. The last grant expired in 2011.

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

The company accounts for all units by using the fair-value-based method. The fair value of awards in the form of restricted stock and deferred share units is the market price of the company’s stock. Under this method, compensation expense related to the units of these programs is measured each reporting period based on the company’s current stock price and is recorded in the consolidated statement of income over the requisite service period of each award.

The following table summarizes information about these units for the year ended December 31, 2011:

	Restricted stock units	Deferred share units	Incentive share units
Outstanding at January 1, 2011	9,900,358	85,719	2,197,350
Granted	1,792,340	8,919	-
Exercised	(2,296,869)	(22,341)	(2,197,350)
Forfeited and cancelled	(62,116)	-	-
Outstanding at December 31, 2011	9,333,713	72,297	-

The compensation expense charged against income for these programs was $91 million, $57 million and $59 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income tax benefit recognized in income related to compensation expense for the years ended December 31, 2011, 2010 and 2009 was $33 million, $27 million and $24 million, respectively. Cash payments of $173 million, $152 million and $126 million for these programs were made in 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $216 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of nonvested restricted stock units is 3.8 years. All units under the deferred share programs have vested as of December 31, 2011.

Notes to consolidated financial statements (continued)

Incentive stock options

In April 2002, incentive stock options were granted for the purchase of the company’s common shares. For units exercised subsequent to the company’s May 2006 three-for-one split, the company has indicated that it will give the option holders the right to purchase three shares for each original stock option granted. The exercise price is $15.50 per share (adjusted to reflect the three-for-one share split). All options have vested as of December 31, 2011. Any unexercised options expire after April 29, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.

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

The aggregate intrinsic value of stock options exercised was $40 million, $5 million and $1 million in the years ended December 31, 2011, 2010 and 2009, respectively, and for the outstanding stock options was $83 million as at December 31, 2011.

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

The following table summarizes information about stock options for the year ended December 31, 2011:

	(1,258,038)	(1,258,038)	(1,258,038)
	Units	Exercise price (dollars)	Remaining contractual term (years)
Incentive stock options
Outstanding at January 1, 2011	4,033,746	15.50
Granted	-
Exercised	(1,258,038)	15.50
Forfeited and cancelled	-
Outstanding at December 31, 2011	2,775,708	15.50	0.3

8. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

	(1,258,038)	(1,258,038)	(1,258,038)
millions of dollars	2011	2010	2009
Proceeds from asset sales	314	144	67
Book value of assets sold	117	49	22
Gain/(loss) on asset sales, before tax (a)	197	95	45
Gain/(loss) on asset sales, after tax (a)	153	80	38
(a)	2011 included gains of $104 million ($76 million, after tax) from the sale of the company’s interests in shallow gas properties in the Medicine Hat, Alberta area, the Coleville-Hoosier natural gas producing property in Saskatchewan and the Rainbow Lake producing property in Alberta. 2011 also included a gain of $55 million ($40 million, after tax) from an exchange of oil sands leases with a third party.

9. Litigation and other contingencies

A variety of claims have been made against Imperial Oil Limited and its subsidiaries in a number of lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range

Notes to consolidated financial statements (continued)

is a better estimate than any other amount, then the minimum of the range is accrued. The company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavourable outcome is reasonably possible and which are significant, the company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of the company’s contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.

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

	Payments due by period
millions of dollars	2012	2013	2014	2015	2016	After 2016	Total
Unconditional purchase obligations (a)	48	40	40	39	39	163	369
(a)	Undiscounted obligations of $369 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $73 million (2010 - $78 million, 2009 - $74 million). The present value of these commitments, excluding imputed interest of $83 million, totaled $286 million.

10. Common shares

	0,000,0000,00	0,000,0000,00
thousands of shares	As at Dec. 31 2011	As at Dec. 31 2010
Authorized	1,100,000	1,100,000

From 1995 through 2010, the company purchased shares under sixteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2011, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to about 42 million shares, including shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below.

	1,100,000	1,100,000
Year	Purchased shares (thousands)	Millions of dollars
1995 to 2009	902,295	15,513
2010	208	8
2011	1,262	59
Cumulative purchases to date	903,765	15,580

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

Notes to consolidated financial statements (continued)

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2009	859,402	1,528
Issued under employee share-based awards	58	1
Purchases at stated value	(11,861)	(21)

Balance as at December 31, 2009	847,599	1,508
Issued under employee share-based awards	208	3
Purchases at stated value	(208)	-

Balance as at December 31, 2010	847,599	1,511
Issued under employee share-based awards	1,262	19
Purchases at stated value	(1,262)	(2)

Balance as at December 31, 2011	847,599	1,528

The following table provides the calculation of basic and diluted earnings per share:

	2011	2010	2009
Net income per common share – basic
Net income (millions of dollars)	3,371	2,210	1,579

Weighted average number of common shares outstanding (millions of shares)	847.7	847.6	849.8

Net income per common share (dollars)	3.98	2.61	1.86

Net income per common share - diluted
Net income (millions of dollars)	3,371	2,210	1,579

Weighted average number of common shares outstanding (millions of shares)	847.7	847.6	849.8
Effect of employee share-based awards (millions of shares)	5.9	6.6	6.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	853.6	854.2	856.7

Net income per common share (dollars)	3.95	2.59	1.84

11. Miscellaneous financial information

In 2011, net income included an after-tax gain of $10 million (2010 – $38 million gain, 2009 – $46 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2011 by $2,196 million (2010 – $1,859 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2011	2010
Crude oil	448	285
Petroleum products	247	180
Chemical products	57	52
Natural gas and other	10	10

Total inventories of crude oil and products	762	527

Net research and development costs charged to expenses in 2011 were $120 million (2010 – $97 million, 2009 – $110 million). These costs are included in expenses due to the uncertainty of future benefits.

Cash flow from operating activities included dividends of $3 million received from equity investments in 2011 (2010 – $9 million, 2009 – $14 million).

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $540 million at December 31, 2011 (2010 - $357 million).

Notes to consolidated financial statements (continued)

12. Financing costs

	000,000,000,	000,000,000,	000,000,000,
millions of dollars	2011	2010	2009
Debt-related interest	16	6	5
Capitalized interest	(16)	(6)	(5)

Net interest expense	-	-	-
Other interest	3	7	5

Total financing costs (a)	3	7	5

(a)	Cash interest payments in 2011 were $16 million (2010 – $12 million, 2009 – $8 million). The weighted average interest rate on short-term borrowings in 2011 was 1.0 percent (2010 – 0.7 percent).

13. Leased facilities

At December 31, 2011, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totalling $430 million as indicated in the following table:

	Payments due by period
millions of dollars	2012	2013	2014	2015	2016	After 2016	Total
Lease payments under minimum commitments (a)	186	92	56	52	20	24	430

(a)	Total rental expenditures incurred for operating leases in 2011 were $226 million (2010 – $173 million, 2009 – $129 million), which included minimum rental expenditures of $226 million (2010 - $173 million, 2009 - $128 million). Related rental income was not material.

14. Long-term debt

millions of dollars	As at Dec. 31 2011	As at Dec. 31 2010
Long-term debt (a)	820	500
Capital leases (b)	23	27

Total long-term debt	843	527

(a)	In 2011, the company borrowed an additional $320 million under an existing agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.3 percent in 2011.
(b)	Capitalized lease obligations primarily relate to the capital lease for marine services, which are provided by the lessor commencing in 2004 for a period of 10 years, extendable for an additional five years. The average imputed rate was 11.4 percent in 2011 (2010 – 11.2 percent). Total capitalized lease obligations also include $4 million in current liabilities (2010 - $4 million). Principal payments on capital leases of approximately $4 million a year are due in each of the remaining three years of the initial term of the arrangement.

In the second quarter of 2011, the company extended the maturity date of its existing stand-by $200 million long-term bank credit facility to July 2013. The company has not drawn on the facility.

Notes to consolidated financial statements (continued)

15. Accounting for suspended exploratory well costs

The company continues capitalization of exploratory well costs beyond one year after the well is completed if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project.

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2011	2010	2009
January 1 balance	120	45	-
Additions pending the determination of proved reserves	43	75	45
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	-	-	-
December 31 balance	163	120	45

Period end capitalized suspended exploratory well costs:

millions of dollars	2011	2010	2009
Capitalized for a period of one year or less	43	75	45

Capitalized for a period of between one and five years	120	45	-
Capitalized for a period of greater than one year	120	45	-

Total	163	120	45

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2011	2010	2009
Number of projects with first capitalized well drilled in the preceding 12 months	1	-	1
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	1	-
Total	2	1	1

The project with exploratory well costs capitalized for a period greater than 12 months as of December 31, 2011 has drilling in the preceding 12 months.

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

As at December 31, 2011, the company had outstanding loans of $820 million (2010 – $500 million) from ExxonMobil (see note 14, long-term debt, on page 74 for further details).

As at December 31, 2011, the company had outstanding loans of $18 million (2010 - $30 million) to Montreal Pipe Line Limited, in which the company has an equity interest, for financing of the equity company’s capital expenditure programs and working capital requirements.

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 77 to 78 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board (FASB) rules. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standardized measure of discounted future cash flows. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

Results of operations

millions of dollars	2011	2010	2009
Sales to customers (a)	2,185	2,094	1,887
Intersegment sales (a)(b)	3,828	3,165	2,822

	6,013	5,259	4,709
Production expenses	2,352	2,225	2,212
Exploration expenses	90	190	151
Depreciation and depletion	530	521	540
Income taxes	718	591	489
Results of operations	2,323	1,732	1,317

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2011	2010	2009
Property costs (c)
Proved	-	-	-
Unproved	114	70	191
Exploration costs	133	260	233
Development costs	3,792	3,515	1,878
Total costs incurred in property acquisitions, exploration and development activities	4,039	3,845	2,302

The amounts reported as costs incurred in property acquisitions, exploration and development activities include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment.

Capitalized costs

millions of dollars	2011	2010
Property costs (c)
Proved	2,984	3,163
Unproved	636	526
Producing assets	12,393	12,253
Support facilities	342	254
Incomplete construction	8,876	5,785

Total capitalized cost	25,231	21,981
Accumulated depreciation and depletion	(9,740)	(9,733)
Net capitalized costs	15,491	12,248

(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Supplemental information on oil and gas exploration and production activities

(unaudited) (continued)

Standardized measure of discounted future cash flows

As required by the U.S. Financial Accounting Standards Board (FASB), the standardized measure of discounted future net cash flows is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment and remediation obligations. The company believes the standardized measure does not provide a reliable estimate of the company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year to year as prices change.

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2011	2010	2009
Future cash flows	224,130	158,835	138,279
Future production costs	(82,903)	(62,051)	(58,057)
Future development costs	(27,259)	(16,920)	(20,893)
Future income taxes	(26,671)	(18,765)	(14,307)

Future net cash flows	87,297	61,099	45,022
Annual discount of 10 percent for estimated timing of cash flows	(61,277)	(39,848)	(31,647)

Discounted future cash flows	26,020	21,251	13,375

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	21,251	13,375	1,258
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(3,764)	(3,130)	(2,658)
Net changes in prices, development costs and production costs	2,845	4,217	9,856
Extensions, discoveries, additions and improved recovery, less related costs	1,694	(2)	1
Development costs incurred during the year	3,583	3,360	1,802
Revisions of previous quantity estimates	165	4,085	7,265
Accretion of discount	1,725	998	178
Net change in income taxes	(1,479)	(1,652)	(4,327)

Net change	4,769	7,876	12,117

Balance at end of year	26,020	21,251	13,375

Supplemental information on oil and gas exploration and production activities

(unaudited) (continued)

Net Proved Reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2009	64	593	-	630	793
Revisions	8	98	715	1,075	1,814
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(1)	-	-	-
Discoveries and extensions	-	-	-	-	-
Production	(9)	(100)	(24)	(44)	(94)
End of year 2009	63	590	691	1,661	2,513

Revisions	2	80	14	96	125
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(2)	-	-	-
Discoveries and extensions	-	1	-	-	-
Production	(8)	(93)	(24)	(42)	(89)
End of year 2010	57	576	681	1,715	2,549

Revisions	4	11	(4)	36	38
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(103)	-	-	(17)
Discoveries and extensions	-	21	-	706	709
Production	(6)	(83)	(24)	(44)	(88)
End of year 2011	55	422	653	2,413	3,191

Net Proved Developed Reserves included above, as of
January 1, 2009	63	513	-	425	574
December 31, 2009	62	526	691	468	1,309
December 31, 2010	56	507	681	519	1,340
December 31, 2011	55	360	653	519	1,287

Net Proved Undeveloped Reserves included above, as of
December 31, 2009	1	64	-	1,193	1,204
December 31, 2010	1	69	-	1,196	1,209
December 31, 2011	-	62	-	1,894	1,904
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2009, 2010 and 2011. The 2009, 2010 and 2011 year-end oil and gas reserves are reported in accordance with the definitions under the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X.

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

Supplemental information on oil and gas exploration and production activities

(unaudited) (continued)

cases, substantial new investments in additional wells and other facilities will be required to recover these proved reserves.

In accordance with SEC rules, the year-end reserves volumes as well as the reserves change categories for 2009, 2010 and 2011 shown in the proved reserves tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. The beginning-of-year oil and gas reserves volumes for 2009 were calculated using December 31 prices and costs. These reserves quantities were also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow.

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

In 2011, the quantities shown in the discoveries and extensions category under proved reserves were due primarily to the initial booking of the approved Kearl expansion.

Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For liquids and natural gas, net proved reserves are based on estimated future royalty rates as of the date the estimate is made incorporating the applicable governments’ oil and gas royalty regimes. For bitumen, net proved reserves are based on the company’s best estimate of average royalty rates over the life of each of the Cold Lake and Kearl projects, and they incorporate the Alberta government’s revised oil sands royalty regime. For synthetic oil, net proved reserves are based on the company’s best estimate of average royalty rates over the life of the project, and they incorporate amendments to the Syncrude Crown Agreement. In all cases, actual future royalty rates may vary with production, price and costs.

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

In accordance with SEC rules, beginning with 2009 year-end, bitumen extracted through mining activities and hydrocarbons from other non-traditional resources are reported as oil and gas reserves.

The rules in 2009 adopted a reliable technology definition that permits reserves to be added based on technologies that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated.

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2011				2010
	three months ended				three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Financial data (millions of dollars)
Total revenues and other income	6,871	7,774	7,945	8,124	6,166	6,139	5,851	6,936
Total expenses	5,820	6,815	6,813	6,860	5,515	5,457	5,283	5,883
Income before income taxes	1,051	959	1,132	1,264	651	682	568	1,053
Income taxes	270	233	273	259	175	165	150	254

Net income	781	726	859	1,005	476	517	418	799

Segmented net income (millions of dollars)
Upstream	528	624	534	771	444	446	348	526
Downstream	276	64	272	272	39	68	69	266
Chemical	38	36	37	11	(1)	22	23	25
Corporate and other	(61)	2	16	(49)	(6)	(19)	(22)	(18)
Net income	781	726	859	1,005	476	517	418	799

Per-share information (dollars)
Net earnings – basic	0.92	0.86	1.01	1.19	0.56	0.61	0.49	0.95
Net earnings – diluted	0.91	0.85	1.01	1.18	0.56	0.60	0.49	0.94
Dividends (declared quarterly)	0.11	0.11	0.11	0.11	0.10	0.11	0.11	0.11

Share prices (dollars) (b)
Toronto Stock Exchange
High	54.00	52.67	46.23	45.52	41.70	43.50	41.58	41.09
Low	39.06	42.79	35.56	34.15	37.75	38.54	37.76	36.95
Close	49.54	44.92	37.64	45.39	39.23	38.78	38.99	40.58

NYSE Amex (U.S. dollars) (b)
High	55.63	55.00	48.09	44.73	40.29	43.54	43.54	41.08
Low	39.32	43.49	34.51	32.18	35.18	35.66	35.18	35.98
Close	51.07	46.59	36.11	44.48	38.87	36.42	37.82	40.52

Shares traded (thousands) (c)	86,357	76,970	79,786	74,744	46,183	56,757	53,038	56,210
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE Amex LLC. Imperial has unlisted privileges on the NYSE Amex LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated.

Included in these tables is information relating to the directors’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings in the company, as well as any shareholdings in Exxon Mobil Corporation. The information is as of February 15, 2012, the effective date of this circular unless otherwise indicated.

Krystyna T. Hoeg

Toronto, Ontario, Canada

Age: 62

Current Position:

Nonemployee director

Independent

Director since May 1, 2008

Skills and experience:

  —  Leadership of large organizations

  —  Project management

  —  Global experience

   —  Strategy development

  —  Audit committee financial expert

  —  Financial expertise

  —  Executive compensation

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

Board and Committee Membership	Attendance in 2011

Imperial Oil Limited board

Audit committee

Executive resources committee (Chair)

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee

Annual meeting of shareholders

9 of 9 5 of 5 7 of 7 3 of 3 3 of 3 4 of 4 1 of 1	100% 100% 100% 100% 100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
0	11,450	7,000	18,450	876,560
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0	0	0	0
Public Company Directorships in the Past Five Years

—  Sun Life Financial Inc. (2002 – Present)

—   Shoppers Drug Mart Corporation (2006 – Present)

—   Canadian Pacific Railway Limited (2007 – Present)

—   Canadian Pacific Railway Company (2007 – Present)

—   Cineplex Galaxy Income Fund (2006 – 2010)

—   Corby Distilleries (1996 – 2007)

Other Positions in the Past Five Years (position, date office held and status of employer)
— President and chief executive officer, Corby Distilleries (1996 – 2007)

Bruce H. March

Calgary, Alberta, Canada

Age: 55

Current Position: Chairman, president and chief executive officer, Imperial Oil Limited

Not independent

Director since January 1, 2008

Skills and experience:

  —  Leadership of large organizations

  —  Operations/technical

  —  Project management

  —  Global experience

  —  Strategy development

   —  Financial expertise

  —  Executive compensation

Mr. March is currently chairman, president and chief executive officer of Imperial Oil Limited. Mr. March has worked for Mobil Oil Corporation and ExxonMobil in refining, supply and upstream project development assignments in the United States and Europe. In his previous position, he was the director of refining Europe/Africa/Middle East with ExxonMobil Petroleum and Chemicals BVBA in Brussels, Belgium.

Board and Committee Membership	Attendance in 2011
Imperial Oil Limited board (Chair) Contributions committee Annual meeting of shareholders	9 of 9 4 of 4 1 of 1	100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
8,500 (<0.01%)	0	182,600	191,100	9,079,161
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
35,752 (<0.01%)	18,350	54,102	4,535,132
Public Company Directorships in the Past Five Years
None
Other Positions in the Past Five Years (position, date office held and status of employer)

—  President, Imperial Oil Limited (January to April 2008)

—  Director, refining Europe/Africa/Middle East, ExxonMobil Petroleum and Chemicals BVBA

    (2007 – 2008) (Affiliate)

—  Project executive, Qatar Gas to Liquids project, ExxonMobil Development Company

    (2006 – 2007) (Affiliate)

Jack M. Mintz

Calgary, Alberta, Canada

Age: 60

Current Position:

Nonemployee director

Independent

Director since April 21, 2005

Skills and experience:

  —  Global experience

   —  Strategy development

  —  Government relations

   —  Academic/research

  —  Executive compensation

Dr. Mintz is currently the Palmer Chair in Public Policy for the University of Calgary. Prior to that he was a professor at the Joseph L. Rotman School of Management at the University of Toronto from 1989. Dr. Mintz is a director of Brookfield Asset Management and Morneau Shepell Inc. Dr. Mintz has published widely in the fields of public economics and fiscal federalism and has frequently published articles in national newspapers and magazines.

Board and Committee Membership	Attendance in 2011

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee (Chair)

Nominations and corporate governance committee

Contributions committee

Annual meeting of shareholders

9 of 9 4 of 5 7 of 7 3 of 3 3 of 3 3 of 4 1 of 1	100% 80% 100% 100% 100% 75% 100%
Overall Attendance – 93.75%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
1,000 (<0.01%)	9,447	11,000	21,447	1,018,947
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0	0	0	0
Public Company Directorships in the Past Five Years
— Brookfield Asset Management Inc. (formerly Brascan Corporation) (2002 – Present) — Morneau Shepell Inc. (2010 - Present) — CHC Helicopter Corporation (2004 – 2008)
Other Positions in the Past Five Years (position, date office held and status of employer)
— Palmer Chair in Public Policy, University of Calgary (2008 – Present) — Professor, Joseph L. Rotman School of Management, University of Toronto (1989 – 2007)

Robert C. Olsen

Houston, Texas, United

States of America

Age: 61

Current Position: Executive
vice-president, ExxonMobil

Production Company

Not independent

Director since May 1, 2008

Skills and experience:

  —  Leadership of large organizations

  —  Operations/technical

  —  Project management

   —  Global experience

  —  Strategy development

   —  Financial expertise

  —  Executive compensation

Mr. Olsen is the executive vice-president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations. He is located in Houston, Texas. Mr. Olsen has worked for ExxonMobil in a range of upstream management assignments in the United States, Asia, Russia, Australia, and Europe. In his previous position, he was located in London as chairman and production director of ExxonMobil International Limited with responsibility for the company’s producing businesses in Europe, the Caspian and Russia.

Board and Committee Membership	Attendance in 2011
Imperial Oil Limited board Executive resources committee Environment, health and safety committee Nominations and corporate governance committee Contributions committee Annual meeting of shareholders	9 of 9 7 of 7 3 of 3 3 of 3 4 of 4 1 of 1	100% 100% 100% 100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
20,000 (<0.01%)	0	0	20,000	950,200
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
111,933 (<0.01%)	210,000	321,933	26,986,220
Public Company Directorships in the Past Five Years
None
Other Positions in the Past Five Years (position, date office held and status of employer)
— Executive vice-president, Exxon Mobil Production Company, a division of Exxon Mobil Corporation (2008 – Present) — Chairman and production director, ExxonMobil International Limited (2004 – 2008)

David S. Sutherland

Waterloo, Ontario Canada

Age: 62

Current Position:

Nonemployee director

Independent

Director since April 29, 2010

Skills and experience:

  —  Leadership of  large organizations

   —  Operations/technical

  —  Global experience

   —  Strategy development

  —  Audit committee financial expert

  —  Financial expertise

  —  Government relations

  —  Executive compensation

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is a director of GATX Corporation and United States Steel Corporation and is a member of the Board of Governors of the University of Saskatchewan. Mr. Sutherland is a former chairman of the American Iron and Steel Institute and served as a member of the board of directors of the Steel Manufacturers Association, the International Iron and Steel Institute, the Canadian Steel Producers Association and the National Association of Manufacturers.

Board and Committee Membership	Attendance in 2011

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee (Chair)

Annual meeting of shareholders

9 of 9 5 of 5 7 of 7 3 of 3 3 of 3 4 of 4 1 of 1	100% 100% 100% 100% 100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
45,000 (<0.01%)	5,232	4,000	54,232	2,576,562
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
5,450 (<0.01%)	0	5,450	456,849
Public Company Directorships in the Past Five Years
— IPSCO Inc. (2002 – 2007) — GATX Corporation (2007 - Present) — United States Steel Corporation (2008 – Present) — ZCL Composites Inc. (2008 – 2010)
Other Positions in the Past Five Years (position, date office held and status of employer)
— President and chief executive officer, IPSCO Inc. (2002 – 2007)

Sheelagh D. Whittaker

London, England

Age: 64

Current Position:

Nonemployee director

Independent

Director since April 19, 1996

Skills and experience:

  —  Leadership of  large organizations

   —  Global experience

  —  Strategy development

   —  Audit committee financial expert

   —  Financial expertise

  —  Information technology

   —  Executive compensation

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

Board and Committee Membership	Attendance in 2011

Imperial Oil Limited board

Audit committee

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee (Chair)

Contributions committee

Annual meeting of shareholders

9 of 9 5 of 5 7 of 7 3 of 3 3 of 3 4 of 4 1 of 1	100% 100% 100% 100% 100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
9,350 (<0.01%)	37,575	11,000	57,925	2,752,017
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0	0	0	0
Public Company Directorships in the Past Five Years
— Standard Life plc (2009 – Present) — CanWest Mediaworks Income Fund (2005 – 2007)
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years.

Victor L. Young, O.C.

St. John’s, Newfoundland and

Labrador, Canada

Age: 66

Current Position:

Nonemployee director

Independent

Director since April 23, 2002

Skills and experience:

   —  Leadership of large organizations

   —  Strategy development

  —  Audit committee financial expert

  —  Financial expertise

  —  Government relations

  —  Executive compensation

From November 1984 until May 2001, Mr. Young served as chairman and chief executive officer of Fishery Products International Limited, a frozen seafood products company. He is a director of Royal Bank of Canada and McCain Foods Limited. Mr. Young was appointed an Officer of the Order of Canada in 1996, and is currently vice chair of the capital campaign for Memorial University.

Board and Committee Membership	Attendance in 2011

Imperial Oil Limited board

Audit committee (Chair)

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee

Annual meeting of shareholders

9 of 9 5 of 5 7 of 7 3 of 3 3 of 3 4 of 4 1 of 1	100% 100% 100% 100% 100% 100% 100%
Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (e)
Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
17,750 (<0.01%)	8,594	11,000	37,344	1,774,213
Share ownership guidelines have been met.
Imperial Oil Limited Options Held (d) (e)
Date Granted	Expiry Date	Number Granted	Exercise Price	Total Number of Unexercised Options	Total Value of Unexercised Options ($)
--	--	--	--	--	--
Exxon Mobil Corporation Securities Held (a) (c) (f)
Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0	0	0	0
Public Company Directorships in the Past Five Years
— Bell Aliant Regional Communications Income Fund (2002 – 2010) — BCE Inc. (1995 – 2010) — Royal Bank of Canada (1991 – Present)
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years

Footnotes to Directors Tables on pages 83 through 89:

(a)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)	The company’s plan for restricted stock units for nonemployee directors is described on page 105. The company’s plan for deferred share units for nonemployee directors is described on page 105. The company’s plan for restricted stock units for selected employees is described on page 116.
(c)	The numbers for the company’s restricted stock units and deferred share units represent the total of the restricted stock units and deferred share units received in 2006 through 2011 after the three-for-one share split in May 2006, plus three times the number of restricted stock units and deferred share units granted before the share split and still held by the director. The numbers for Exxon Mobil Corporation restricted stock include restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(d)	The number for stock options represents the total number of shares that may be purchased at the exercise price of $15.50 after the three-for-one share split in May 2006. No stock options have been granted to non-employee directors.
(e)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units and unexercised options is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $47.51 on February 15, 2012.
(f)	The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares of $84.12 U.S., which is converted to Canadian dollars at the noon rate of exchange of $0.9965 provided by the Bank of Canada for February 15, 2012.

Director qualification and selection process

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)

—	Operations/technical experience (Operations/technical)

—	Project management experience (Project management)

—	Experience in working in a global work environment (Global experience)

—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert (also see the financial expert section in the audit committee chart on page 95)

—	Expertise in financial matters (Financial expertise)

—	Expertise in managing relations with government (Government relations)

—	Experience in academia or in research (Academic/research)

—	Expertise in information technology (Information technology)

—	Expertise in executive compensation policies and practices (Executive compensation)

Succession Planning

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

Skills and Experience of the Director Nominees

The current nominees for election as director collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of work experience and skills and experience for each of the nominees for election as directors can also be found in each of the directors tables on pages 83 through 89 of this circular.

	K.T. Hoeg	B.H. March	J.M. Mintz	R.C. Olsen	D.S. Sutherland	S.D. Whittaker	V.L. Young
Leadership of Large Organization	✓	✓		✓	✓	✓	✓
Operations/ Technical		✓		✓	✓
Project Management	✓	✓		✓
Global Experience	✓	✓	✓	✓	✓	✓
Strategy Development	✓	✓	✓	✓	✓	✓	✓
Audit Committee Financial Expert	✓				✓	✓	✓
Financial Expertise	✓	✓		✓	✓	✓	✓
Government Relations			✓		✓		✓
Academic/ Research			✓
Information Technology						✓
Executive Compensation	✓	✓	✓	✓	✓	✓	✓

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

Continuing education is provided to board members by regular presentations by senior management on the main areas of company business. In August or September of each year, the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In September 2011, the board visited the Kearl site in northern Alberta, Canada. Other continuing education events in 2011, presented to all directors, included two reviews of best practices in corporate governance, various Kearl presentations, reviews of various aspects of risk management including tax, credit and information technology and a review of major environmental and public policy issues.

Members of the board also receive an extensive package of materials prior to each board meeting that provides a comprehensive summary on each agenda item to be discussed. Similarly, the committee members also receive a comprehensive summary on each agenda item to be discussed by that particular committee.

As part of its annual assessment process, the board members are canvassed as to whether there are any additional topics that they would like to see addressed. In addition, the directors meet prior to most regularly scheduled board meetings and this provides an opportunity for informal discussion. In some cases, where senior management is present, these gatherings provide an opportunity for a review of selected topics of interest.

Tenure

Collectively, the seven nominees for election as directors have 47 years of experience on this company’s board and individually, the years of service range from two to 16 years. The board charter provides that incumbent directors will not be renominated if they have attained the age of 72 (revised in 2011 from the previous age of 70), except under exceptional circumstances at the request of the chief executive officer. The following chart shows the current years of service of the members of the board of directors and the year they would be normally be expected to retire from the board.

Director	Years of service on the board	Year of mandatory retirement from the board
K.T. Hoeg	4 years	2022
B.H. March	4 years	2028
J.M. Mintz	7 years	2023
R.C. Olsen	4 years	2022
D.S. Sutherland	2 years	2021
S.D. Whittaker	16 years	2019
V.L. Young	10 years	2017
Total of 47 years of experience on the board. The average tenure is 6.7 years.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2011, the directors provided their written response to a series of questions to evaluate the responsibility and effectiveness of the board and its committees. This response formed the basis for a discussion with the nominations and corporate governance committee at its February 2, 2012 meeting to review the effectiveness of the board and its committees. Given the small board size, the directors are able to provide continuous peer performance feedback as required. The committee also assesses the company’s response to issues raised in the previous year’s survey.

Independence of the directors

The current board is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company. Based on the directors’ response to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. As chairman, president and chief executive officer, B.H. March is not considered to be independent and R.C. Olsen is also a non-independent director as he is an employee of Exxon Mobil Corporation and holds the position of executive vice-president of ExxonMobil Production Company, a division of Exxon Mobil Corporation. The board believes that B.H. March’s extensive knowledge of the company’s business is beneficial to the other directors and his participation as a director enhances the effectiveness of the board. The company believes that R.C. Olsen, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status
K.T. Hoeg		✓
B.H. March	✓		✓	B.H. March is chairman, president and chief executive officer of Imperial Oil Limited.
J.M. Mintz		✓
R.C. Olsen			✓	R.C. Olsen is executive vice-president of ExxonMobil Production Company, a division of Exxon Mobil Corporation.
D.S. Sutherland		✓
S.D. Whittaker		✓
V.L. Young		✓

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

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2011. The purposes of the executive sessions of the board include the following:

—	Raising substantive issues that are more appropriately discussed in the absence of management;

—	Discussing the need to communicate to the chairman of the board any matter of concern raised by any committee or director;

—	Addressing issues raised but not resolved at meetings of the board and assessing any follow-up needs with the chairman of the board;

—

Discussing the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties, and advising the chairman of the board of any changes required; and

—	Seeking feedback about board processes.

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

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. R.C. Olsen is also a member of each committee, with the exception of the audit committee which is composed entirely of independent directors. B.H. March is also a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found at Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

—	audit committee,

—	executive resources committee,

—	environment, health and safety committee,

—	nominations and corporate governance committee, and

—	contributions committee.

The following tables provide additional information about the board and its five committees:

Board of Directors
Mandate

The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix B of this circular.

Directors	— B.H. March (chair) — K.T. Hoeg — J.M. Mintz — R.C. Olsen — D.S. Sutherland — S.D. Whittaker — V.L. Young
Highlights

—    Significant role in progressing Kearl project.

—    Monitored and reviewed other long-term growth projects (Horn River, Nabiye).

—    Review of investor relations program.

—    Credit review.

—    Risk management review, tax update.

—    Review of research activities.

—    Kearl site visit.

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

Members	— V.L. Young (chair) — S.D. Whittaker (vice-chair) — K.T. Hoeg — J.M. Mintz — D.S. Sutherland
Highlights

—   Reviewed the interim and annual financial statements and MD&A.

—   Reviewed and assessed the results of the internal auditor’s audit program.

—   Reviewed and assessed the external auditor plan and fees.

—   Reviewed the committee’s mandate and committee self-assessment.

—   Received a presentation on Exxon Mobil Corporation’s global audit program.

—   Met in camera without management present at every meeting and also separately with the internal auditor and the external auditor at all meetings.

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

Independence

The audit committee is composed entirely of independent directors. All members met board approved independence standards, as that term is defined in Multilateral Instrument 52-110 Audit Committees, the Securities and Exchange Commission (SEC) rules and the listing standards of the NYSE Amex LLC, a subsidiary of NYSE Euronext and the New York Stock Exchange.

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

Members

—  K.T. Hoeg (chair)

—  V.L. Young (vice-chair)

—  J.M. Mintz

—  R.C. Olsen

—  D.S. Sutherland

—  S.D. Whittaker

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Highlights	— Improved focus on succession planning for senior executive positions. — Reviewed and approved compensation for senior executive positions. — Appointed two vice-president positions.
Committee members relevant skills and experience

Ms. Hoeg, Ms. Whittaker, Mr. Olsen, Mr. Sutherland and Mr. Young have extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their role as chief executive officers or members of senior management. Ms. Hoeg, Mr. Mintz, Mr. Sutherland and Ms. Whittaker sit on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Independence

The members of the executive resources committee are independent, with the exception of R.C. Olsen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE Amex due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Olsen as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Olsen’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

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

Members	— J.M. Mintz (chair) — D.S. Sutherland (vice-chair) — K.T. Hoeg — R.C. Olsen — S.D. Whittaker — V.L. Young
Highlights	— Incident performance review. — Annual emissions and managing systems performance review. — Occupational health review. — Environmental public policy issues review.
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

Members	— S.D. Whittaker (chair) — J.M. Mintz (vice-chair) — K.T. Hoeg — R.C. Olsen — D.S. Sutherland — V.L. Young
Highlights	— Two corporate governance reviews. — Review of director compensation. — Review of director retirement policy. — Director search update. — Approved statement of corporate governance practice.
Independence

The members of the nominations and corporate governance committee are independent, with the exception of R.C. Olsen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE Amex due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Olsen as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Olsen’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Contributions Committee
Mandate

The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.

Members	— D.S. Sutherland (chair) — K.T. Hoeg (vice-chair) — B.H. March — J.M. Mintz — R.C. Olsen — S.D. Whittaker — V.L. Young
Highlights

—  Contribution of $15 million to communities across Canada in 2011, with a focus on education in math and sciences, environmental and energy literacy initiatives and community opportunities with an emphasis on aboriginal communities.

—  Presentation by grant recipients on effectiveness of program funding.

—  Graduation of first class from newly launched aboriginal women’s community leadership program.

Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of B.H. March and R.C. Olsen.

Committee memberships of the directors

The chart below shows the company’s current committee memberships and the chair of each committee.

Director	Board committees
	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
B.H. March (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
R.C. Olsen (a)	✓	-	✓	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓

(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE Amex LLC.
(c)	Audit committee financial experts under US regulatory requirements.

Number of meetings and director attendance in 2011

The chart below shows the number of board, committee and annual meetings held in 2011.

Number of meetings

Board or committee	Number of meetings held in 2011
Imperial Oil Limited board (a)	9
Audit committee	5
Executive resources committee (b)	7
Environment, health and safety committee	3
Nominations and corporate governance committee	3
Contributions committee	4
Annual meeting of shareholders	1

(a)	There were eight regularly scheduled board meetings and one special board meeting. The special board meeting was held by telephone conference.
(b)	There were five regularly scheduled executive resources committee meetings and two special committee meetings held on regularly scheduled board days.

Director attendance

The following chart provides a summary of the attendance record of each of the directors in 2011. The attendance record of each director nominee is also set out in his or her biographical information on pages 83 through 89. The attendance charts also provide an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Annual meeting	Total	Percentage by director
K.T. Hoeg	9 of 9	5 of 5	7 of 7 (chair)	3 of 3	3 of 3	4 of 4	1 of 1	32 of 32	100%
B.H. March	9 of 9(chair)	-	-	-	-	4 of 4	1 of 1	14 of 14	100%
J.M. Mintz	9 of 9	4 of 5	7 of 7	3 of 3 (chair)	3 of 3	3 of 4	1 of 1	30 of 32	93.75%
R.C. Olsen	9 of 9	-	7 of 7	3 of 3	3 of 3	4 of 4	1 of 1	27 of 27	100%
D.S. Sutherland	9 of 9	5 of 5	7 of 7	3 of 3	3 of 3	4 of 4 (chair)	1 of 1	32 of 32	100%
S.D. Whittaker	9 of 9	5 of 5	7 of 7	3 of 3	3 of 3 (chair)	4 of 4	1 of 1	32 of 32	100%
V.L. Young	9 of 9	5 of 5 (chair)	7 of 7	3 of 3	3 of 3	4 of 4	1 of 1	32 of 32	100%
Percentage by committee	100%	96%	100%	100%	100%	96.4%	100%	199/201	Overall attendance percentage 99.00%

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

Director	Director since	Amount acquired since last report (February 12, 2011 to February 15, 2012)	Total holdings (includes common shares, deferred share units and restricted stock units)	Total at-risk value of total holdings (b) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	4,077	18,450	876,560	15,000	Minimum requirement met
B.H. March (a)	January 1, 2008	53,100	191,100	9,079,161	15,000	Minimum requirement met
J.M. Mintz	April 21, 2005	2,576	21,447	1,018,947	15,000	Minimum requirement met
R.C. Olsen	May 1, 2008	11,000	20,000	950,200	15,000	Minimum requirement met
D.S. Sutherland	April 29, 2010	15,014	54,232	2,576,562	15,000	Minimum requirement met
S.D. Whittaker	April 19, 1996	27	57,925	2,752,017	15,000	Minimum requirement met
V.L. Young	April 23, 2002	2,827	37,344	1,774,213	15,000	Minimum requirement met

(a)	Paragraph 10(b) of the Board of Directors Charter also provides that B.H. March, as chairman, president and chief executive officer shall, within three years of his appointment, acquire shares of the company, including common shares, deferred share units and restricted stock units, of a value of no less than five times his base salary. B.H. March has achieved this requirement.
(b)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 15, 2012 ($47.51).

Other public company directorships

The following table shows which current directors serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director	Other reporting issuers of which director is also a director	Committee appointments
K.T. Hoeg	Sun Life Financial Inc.	Management resources committee (Chair)
Risk review committee
	Shoppers Drug Mart Corporation	Nominating and governance committee (Chair)
	Canadian Pacific Railway Limited	Audit committee
Pension committee
	Canadian Pacific Railway Company	Audit committee
B.H. March	--	--
J.M. Mintz	Brookfield Asset Management Inc.	Audit committee
	Morneau Shepell Inc.	Compensation, nominating and corporate governance committee
R.C. Olsen	--	--
D.S. Sutherland	GATX Corporation	Compensation committee
Audit committee
	United States Steel Corporation	Compensation and organization committee
Corporate governance and public policy committee
S.D. Whittaker	Standard Life plc	Risk and capital committee
Remuneration committee
V.L. Young	Royal Bank of Canada	Audit committee (Chair)
Risk committee

Interlocking directorships

There are currently no interlocking directorships among the director nominees listed in this circular.

Director compensation

Compensation discussion and analysis

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

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 105.

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

Directors’ compensation has not been changed since 2008 and will be maintained at current levels until at least July 1, 2012.

Independent consultants

Following the nominations and corporate governance committee decision to use an external research firm to assemble the comparator data for the prior year in the second quarter of each year, so as to determine compensation for the upcoming July 1st – June 30th twelve month period, the committee retained Patrick O’Callaghan and Associates, an independent consultant, to provide information on competitive practices for director compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The professional fees and expenses for this service in 2011 totalled $48,612.

The nominations and corporate governance committee also retained Meridian Compensation Partners, an independent consultant, to provide an assessment of competitive compensation and market data for directors’ compensation. The professional fees and expenses for this service totalled $35,702.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Director compensation details and tables

Compensation Details

Annual retainer

In 2011, the base cash retainer for nonemployee directors was $100,000 per year. Nonemployee directors were paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired (the ‘annual retainer’). Nonemployee directors were not paid a fee for attending board and committee meetings for each of the eight regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. One board meeting occurred outside of the eight regularly-scheduled meeting days.

Deferred share units

In 1998, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2011.

Director	Election for 2011 director fees in cash (%)	Election for 2011 director fees in deferred share units (%)
K.T. Hoeg	0	100
J.M. Mintz	50	50
D.S. Sutherland	0	100
S.D. Whittaker	100	0
V.L. Young	75	25

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

A nonemployee director may only exercise these deferred share units after termination of service as a director of the company, including termination of service due to death. No deferred share units granted to a nonemployee director may be exercised unless all of the deferred share units are exercised on the same date.

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 116. In 2011, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors for 2011.

Director	Annual retainer for board membership ($)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (a)	Total value of deferred share units (DSU) ($) (b)	Total value of restricted stock units (RSU) ($) (c)	All other compensation ($) (d)	Total compensation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non-regularly scheduled meetings attended) ($)
K.T. Hoeg	100,000	20,000	10,000 (ERC)	2,000	1	2,000	2,000	130,000	88,400	6,591	226,991
J.M. Mintz	100,000	20,000	10,000 (EH&S)	2,000	1	2,000	67,000	65,000	88,400	8,716	229,116
D.S. Sutherland	100,000	20,000	10,000 (CC)	2,000	1	2,000	2,000	130,000	88,400	2,113	222,513
S.D. Whittaker	100,000	20,000	10,000 (N&CG)	2,000	1	2,000	132,000	-	88,400	21,542	241,942
V.L. Young	100,000	20,000	10,000 (AC)	2,000	1	2,000	99,500	32,500	88,400	8,663	229,063

(a)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, ”Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 107.
(b)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 105. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 107.
(c)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $44.20.
(d)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2011, K.T. Hoeg received $2,420 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,171 in lieu of dividends on deferred share units. J.M. Mintz received $4,290 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,712 in lieu of dividends on deferred share units. D.S. Sutherland received $660 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $1,453 in lieu of dividends on deferred share units. S.D. Whittaker received $5,115 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $16,427 in lieu of dividends on deferred share units. V.L. Young received $5,115 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,548 in lieu of dividends on deferred share units.

Compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2011 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	2,000	218,400	-	-	-	6,591	226,991
J.M. Mintz (b)	67,000	153,400	-	-	-	8,716	229,116
D.S. Sutherland (b)	2,000	218,400	-	-	-	2,113	222,513
S.D. Whittaker (b)	132,000	88,400	-	-	-	21,542	241,942
V.L. Young (b)	99,500	120,900	-	-	-	8,663	229,063

(a)	As directors employed by the company or Exxon Mobil Corporation in 2011, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 105.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2011, K.T. Hoeg received $2,420 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,171 in lieu of dividends on deferred share units. J.M. Mintz received $4,290 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,712 in lieu of dividends on deferred share units. D.S. Sutherland received $660 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $1,453 in lieu of dividends on deferred share units. S.D. Whittaker received $5,115 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $16,427 in lieu of dividends on deferred share units. V.L. Young received $5,115 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,548 in lieu of dividends on deferred share units.

Total compensation paid to non-employee directors
Year	Amount
2008	$1,044,721
2009	$1,110,500
2010	$1,089,012
2011	$ 1,149,625

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2011 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share- based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	18,450	837,446
J.M. Mintz	-	-	-	-	20,447	928,089
D.S. Sutherland	-	-	-	-	9,232	419,040
S.D. Whittaker	-	-	-	-	48,575	2,204,819
V.L. Young	-	-	-	-	19,594	889,372

(a)	As directors employed by the company or Exxon Mobil Corporation in 2011, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2011.
(c)	Value is based on the closing price of the company’s shares on December 31, 2011, which was $45.39.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2011.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg (b)	-	42,760	-
J.M. Mintz (b)	-	42,760	-
D.S. Sutherland	-	0	-
S.D. Whittaker (c)	-	106,900	-
V.L. Young (c)	-	106,900	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2011, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2008 and vesting in 2011.
(c)	Represents restricted stock units granted in 2004 and 2008, which vested in 2011.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2011 were:

Name	Age (as of February 15, 2012)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)
Bruce H. March Calgary, Alberta, Canada	55	Chairman, president and chief executive officer (2008 – Present)

—     President,

Imperial Oil Limited

(January 2008 to April 2008)

—     Director, refining Europe/Africa/Middle East, ExxonMobil Petroleum & Chemicals BVBA

(2007 - 2008)

(Affiliate)

—     Project executive, Qatar Gas to Liquids project

ExxonMobil Development Company

(2006 - 2007)

(Affiliate)

Paul J. Masschelin Calgary, Alberta, Canada	57	Senior vice-president, finance and administration, and treasurer (May 1, 2010 – Present)

—     Controller, refining & supply and research & engineering,

ExxonMobil Fuels Marketing Company

(2007 - 2010)

(Affiliate)

—     Manager, global product movement and inventory

ExxonMobil Fuels Marketing Company

(2003 - 2007)

(Affiliate)

T. Glenn Scott Calgary, Alberta, Canada	48	Senior vice-president, resources (July 1, 2010 – Present)	— President, ExxonMobil Canada Limited and Production manager, ExxonMobil Canada East, (2006 - 2010) (Affiliate)
R. Gilles Courtemanche Calgary, Alberta, Canada	57	Vice-president and general manager, refining and supply (May 1, 2011 – Present)	— Manager, Downstream & Chemicals, Safety, Health & Environment ExxonMobil Refining and Supply Company (2007 – 2011) (Affiliate)
Brian W. Livingston Calgary, Alberta, Canada	57	Vice-president, general counsel and corporate secretary (2004 – Present)	No other positions held in the last five years

Other executive officers of the company

Name	Age (as of February 15, 2012)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)
Sean R. Carleton Calgary, Alberta, Canada	53	Controller (2008 – Present)	— Controller and treasurer, Syncrude Canada Ltd. (2007 - 2008) — Special project executive for the Syncrude joint venture Imperial Oil Limited (2005 - 2007)
Phil Dranse Calgary, Alberta, Canada	58	Assistant treasurer (2002 – Present)	No other positions held in the last five years
Marvin A. Lamb Calgary, Alberta, Canada	56	Director, corporate tax (2001 – Present)	No other positions held in the last five years

Report of executive resources committee on executive compensation

Compensation governance

The executive resources committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers of the company as stated on page 96 of this circular. The committee members, their experience in compensation, committee responsibilities and details on the use of any compensation consultants are further outlined on page 96 and page 104.

As part of its ongoing governance, the committee’s role ensures that the management of risk and a long term orientation are integral elements of the compensation policies and practices of the company. These policies and practices are designed to keep management, including named executive officers focused on the strategic objectives of the company over the long term and to effectively assess and mitigate risk in the execution of these objectives. The individual committee members, through their participation on all board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s range of business risks allows an appropriate calibration to the company’s compensation policies and practices.

The executive resources committee of the board of directors has reviewed and discussed the “Compensation discussion and analysis” for 2011 with management of the company. Based on that review and discussion, the committee recommended to the board that the “Compensation discussion and analysis” be included in the company’s management proxy circular for the 2012 annual meeting of shareholders.

Submitted on behalf of the executive resources committee:

K.T. Hoeg (chair)	R.C. Olsen
V.L. Young (vice-chair)	D.S. Sutherland
J.M. Mintz	S.D. Whittaker

Compensation discussion and analysis

Index	Topic	Page
Overview

—     Business environment

—     Key business strategies

—     Key elements of the compensation program

—     Management of risk

—     Other supporting compensation and staffing practices

—     Hedging policy

—     Business performance and basis for compensation

—     Succession planning

112 112 112 112 114 114 114 114
Compensation program

—     Career orientation

—     Base salary

—     Annual bonus

—     Long term incentive compensation - Restricted stock units

    - Exercise of restricted stock units and plan amendments

    - Forfeiture risk

—     Retirement benefits

    - Pension plan benefits

    - Savings plan benefits

115 115 115 116 117 118 119 119 120
Compensation considerations

—     Benchmarking

—     Comparator companies

—     Analytical tools – Compensation summary sheets

—     2011 named executive officer compensation assessment

—     2011 chief executive officer compensation assessment

—     Pay awarded to other named executive officers

—     Independent consultant

—     Performance graph

120 120 121 122 123 123 124 124
Executive compensation tables and narratives

—     Summary compensation table

—     Outstanding share-based awards and option-based awards table

—     Incentive plan awards table for named executive officers – Value vested during the year

—     Proceeds realized in 2011 from compensation awards granted in prior years

—     Equity compensation plan information

—     Pension plan benefits table

—     Details of former long-term incentive compensation plans

    - Incentive share units

    - Stock option plan

125 127 128 129 130 130 132 132 132

Overview

Providing energy to meet Canada’s demands is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business approach and supports key business strategies as outlined below.

Business environment

—	Long investment horizons;

—	Large capital investments;

—	Complex operating and financial risks;

—	National scope of company operations; and

—	Commodity-based cyclical product prices.

Key business strategies

—	Grow profitable sales volumes;

—	Disciplined, selective and long-term focus on improving the productivity of the company’s asset mix;

—	Operational excellence; and

—	Best-in-class cost structure to ensure industry-leading returns on capital and superior cash flow.

Focus on these key business strategies is a company priority and ensures long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business environment and support key business strategies are:

—	long-term career orientation with high individual performance standards (see page 115);

—	base salary that rewards individual performance and experience (see page 115);

—	annual bonus grants to select executives based on company performance, as well as individual performance and experience (see page 115);

—	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods and risk of forfeiture (see page 116); and

—	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 119 through 120).

The company’s executive compensation program is designed to ensure that executives place a priority on:

—	aligning with long-term shareholder interests;

—	reinforcing the company’s orientation toward career employment and individual performance;

—	reinforcing its philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success; and

—	managing risk and taking a long-term view when making investments and managing the assets of the business.

Management of risk

The company operates in an industry environment in which excellence in risk management is critical. For this reason, the company places a high premium on effective risk management, including safety, security, health, environmental, financial and reputational risks. The long-term orientation the company takes and risk of forfeiture in the compensation program reinforce this priority.

The company’s success in managing risk over multiple year periods is achieved through emphasis on flawless execution through a disciplined management framework called the Operation Integrity Management System (OIMS). The OIMS framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. The compensation program ensures that senior executives have a strong financial incentive to protect the safety and security of our employees and the communities and environment in which we operate, to effectively manage risk and operate the business with effective business controls, as well as to create value for company shareholders through their actions to increase shareholder return, net income, return on capital employed, and advance the long-term strategic direction of the company.

The company also has strong controls and compliance programs to manage other types of risk, including fraud, regulatory compliance and litigation risks. These controls and compliance programs are reinforced by the same features of the compensation program. The influence of commodity prices on company compensation is indirect because it is limited to only one element of compensation via its effect on earnings per share or share price. The compensation program is composed of competitive salaries and performance-based incentives as the primary instruments to attract, develop and retain key personnel.

There is no material adverse risk resulting from how the company pays its executives; to the contrary, the compensation programs and practices are designed to encourage appropriate risk assessment and risk management. The underlying design and principles inherent in the company’s compensation program, which are primarily long-term focused, discourage taking adverse risks.

The design of the compensation program helps reinforce these priorities and ensures that the compensation granted over multiple years and the shareholding net worth of senior executives is linked to the performance of the company’s stock and resulting shareholder value.

The key design features of our compensation program that discourage inappropriate risk taking are summarized below and are also described in more detail under various sections of this proxy statement.

Pay mix

The largest percentage of total compensation (excluding compensatory pension value) to senior executives is in the form of restricted stock units and an annual bonus. In the judgment of the committee, this mix of short and long term incentives strikes an appropriate balance in aligning the interests of the senior executives with the business priorities of the company and sustainable growth in long-term shareholder value.

Restricted stock units

—

Long holding periods - As noted above, to further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for a long period of time and in some cases beyond retirement based on the vesting provisions described on page 117. These lengthy holding periods are tailored to the company’s business model.

—

Risk of forfeiture – During these long holding periods, the restricted stock units are at risk of forfeiture for resignation or detrimental activity. The long vesting periods on restricted stock units and the risk of forfeiture together support an appropriate risk/reward profile that reinforces the long-term orientation expected of senior executives.

Annual bonus

—

Delayed payout – Payout of 50 percent of the annual bonus is delayed and is subject to risk of forfeiture. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies and further discourages inappropriate risk taking.

—	Risk of forfeiture – Similar to restricted stock units, the entire annual bonus is subject to risk of forfeiture for resignation or detrimental activity.
—

Recoupment – The entire annual bonus is subject to recoupment (‘clawback’) in the event of material negative restatement of the company’s reported financial or operating results. The clawback provision reinforces the importance of the company’s financial controls and compliance programs.

Common programs

All executives, including the named executive officers, participate in common programs (the same salary, incentive and retirement programs), which are reviewed by the committee; therefore, inappropriate risk taking is discouraged at all levels of the company through similar compensation design features and allocation of awards. Within these programs, the compensation of executives is differentiated based on individual performance assessment, level of responsibility and individual experience. All senior executives on loan assignment from Exxon Mobil Corporation participate in common programs, as well, which are administered by Exxon Mobil Corporation.

Pension

The company’s defined benefit pension plan and supplemental pension arrangements are highly dependent on executives remaining with the company for a career and performing at the highest levels until retirement. This dimension of total compensation encourages executives to take a long-term view when making business decisions and to focus on achieving sustainable growth for shareholders.

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

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Business performance and basis for compensation

The assessment of individual performance is conducted through the company’s employee appraisal program. Conducted annually, the appraisal process assesses performance against business performance measures and objectives relevant to each employee, including the means by which performance is achieved. These business performance measures include:

—	safety, health and environmental performance;

—	risk management;

—	total shareholder return;

—	net income;

—	return on capital employed;

—	cash distribution to shareholders;

—	operating performance of the upstream, downstream and chemical segments; and

—	effectiveness of actions that support the long-term strategic direction of the company.

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

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this strategy. Their career service ranges from approximately 26 to 36 years.

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

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2011 maintained the company’s competitive position on salaries in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based like other elements of compensation.

Annual bonus

Annual bonuses were granted to approximately 90 executives to reward their contributions to the business during the past year. Bonuses are drawn from an aggregate bonus pool established annually by the executive resources committee based on the company’s financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In setting the size of the annual bonus pool and individual executive awards, the executive resources committee:

—

considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;

—	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 114; and

—	uses judgment to manage the overall size of the annual bonus pool taking into consideration the cyclical nature and long-term orientation of the business.

The cost of the 2011 annual bonus program was $12.3 million versus $10.0 million in 2010. The company’s operating and financial performance was achieved in an improving but still uncertain economic environment. The 2011 annual bonus pool was approved to increase by up to 30 percent from the previous year. This change reflects an increase in corporate earnings of 53 percent and strong operating performance in 2011, including management of controllable factors. The company’s net income for 2011 was approximately $3.4 billion, return on capital employed was approximately 25 percent. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

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

Specifically, earnings bonus units are cash awards that are tied to future cumulative earnings per share. Earnings bonus units pay out when a specified level of cumulative earnings per share is achieved or within three years, whichever is earlier. For earnings bonus units granted in 2011, the maximum settlement value (trigger) or cumulative earnings per share required for payout was increased to $3.00, reinforcing the company’s principle of continuous improvement in business performance. The trigger of $3.00 is intentionally set at a level that is expected to be achieved within the three-year period.

If cumulative earnings per share did not reach $3.00 within three years, the payment with respect to the earnings bonus unit would be reduced to an amount equal to the number of units times the actual cumulative earnings per share over the period.

The annual bonus includes the combined value of the cash bonus and delayed earnings bonus unit portion and is intended to be competitive with the annual bonus awards of other major comparator companies adjusted to reflect the company’s performance relative to its comparators. The earnings bonus units are designed such that the timing and the amount of the payout is tied to the rate of the company’s future earnings. The amount of the award, once vested, will never exceed the original grant value. In so doing, the delayed portion of the annual bonus, that is the earnings bonus unit, puts part of the annual bonus at risk of forfeiture and thus reinforces the performance basis of the annual bonus grant.

Prior to payment, the earnings bonus units may be forfeited if the executive leaves the company before age 65, or engages in activity that is detrimental to the company.

Starting in November 2011, for executives, the entire annual bonus will be subject to a forfeiture and clawback feature if there is a material negative restatement in the financial results of the company. This clawback feature may require the executives to forfeit some or all of the cash and earnings bonus units granted in the three years prior to the restatement. Executives may be required to repay to the company any cash amounts received from bonus or earnings bonus units that were paid out five years prior to the restatement. In addition, the forfeiture and clawback provisions also apply to the annual bonus in the event an executive engages in detrimental behavior during employment or up to 24 months after leaving the company, including working for a competitor.

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

In 2006, the guidelines were reviewed in light of the company’s three-for-one share split. Given the significant appreciation in the company’s share price over the previous several years, restricted stock unit guidelines were adjusted on a two-for-one basis rather than the three-for-one share split. This had the effect of reducing grant values since 2006 compared to 2005 and earlier years. In 2011, after an analysis of the competitive positioning of the company’s restricted stock unit program, the executive resources committee determined that current levels of restricted stock units appropriately position the plan. In 2011, 685 recipients, including 92 executives, were granted 1,782,340 restricted stock units.

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

Each restricted stock unit entitles the recipient the right to receive from the company, upon vesting, an amount equal to the five day average closing price of the company’s shares on the vesting date and the four preceding trading days. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The chairman, president and chief executive officer’s restricted stock units are subject to longer vesting periods as described on page 123. The company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the company on a common share of the company. The restricted stock unit plan was amended for units granted in 2002 and future years to Canadian residents by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date.

There are 4,772,763 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.56 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold approximately 13 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.07 percent of the company’s currently outstanding common shares. The maximum number of common shares that any one person may receive from the exercise of restricted stock units is 226,600 common shares, which is about 0.03 percent of the currently outstanding common shares.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. T.G. Scott and P.J. Masschelin hold Exxon Mobil Corporation restricted stock granted in 2009 and previous years, as well as the company’s restricted stock units granted in 2010 and 2011. B.H. March also holds Exxon Mobil Corporation restricted stock granted in 2007 and previous years, as well as the company’s restricted stock units granted from 2008 to 2011.

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

In respect of restricted stock units granted in 2011:

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

As of November 2011, the restricted stock unit plan was amended to include language confirming the long standing practice of not forfeiting any restricted stock units in the event that grantee’s continued employment terminates on or after the date grantee reaches the age of 65 in circumstances where grantee becomes entitled to an annuity under the company’s retirement plan.

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

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except that B.H. March, P.J. Masschelin and T.G. Scott, participate in the Exxon Mobil Corporation pension plans (both tax-qualified and non-qualified).

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the accrued obligation for each named executive officer of the company in 2011 can be found in the table on page 130.

The current version of the company’s historic 1.6 percent defined benefit plan has been in place since 1976; predecessor plans have been in place since 1919. This version of the plan was available to all employees including executives, with pre-1998 service.

The registered pension plan and supplemental pension arrangements can provide an annual benefit of 1.6 percent of final three year average earnings per each year of service with respect to the named executive officers, with a partial offset for applicable government pension benefits, plus an annual benefit of 1.6 percent of final average bonus earnings times years of service. The supplemental pension arrangements address any portions that cannot be paid from the registered plan due to tax regulations. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. Earnings, for the purpose of the registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong motivation for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 115. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

An employee may also elect to forego three of the six percent of the company’s matching contributions to the savings plan under one of the options of that plan (except for B.H. March, P.J. Masschelin and T.G. Scott), to receive additional pension value equal to 0.4 percent of the employee’s “final three year average earnings”, multiplied by the employee’s years of service, while foregoing such company contributions.

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 125 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described in the previous paragraph. As of February 15, 2012, the number of completed years of service with the company used to determine payments on retirement was 35.8 for R.G. Courtemanche and 27.5 for B.W. Livingston.

B.H. March, P.J. Masschelin and T.G. Scott are not members of the company’s pension plan, but are members of Exxon Mobil Corporation’s pension plans. Under those plans, B.H. March has 31.6 years of credited service, P.J. Masschelin has 34.2 years of credited service and T.G. Scott has 25.7 years of credited service. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and on which defined-benefit pension arrangement the employee participates in. All named executive officers are members of the historic 1.6 percent defined-benefit pension plan, and are receiving a six percent company matching contribution, except for B.H. March, P.J. Masschelin and T.G. Scott, who participate in the Exxon Mobil Corporation savings plan and tax-qualified and non-qualified pension plans, which have provisions different from the company plan.

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account or a registered (tax-deferred) group retirement savings plan (RRSP) account, subject in the latter case to contribution limits under the Income Tax Act.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. Company matching contributions must be allocated to company shares initially, and remain in that investment for a minimum of 24 months, after which they can be redeemed for other investment options. As of February 15, 2012, employees hold 10,698,804 shares through the company savings plan and the employees are allowed to vote these shares.

During employment, withdrawals are only permitted from employee contributions and investment earnings within the tax-paid account, to a maximum of three withdrawals per year. Assets in the RRSP account, and company contributions to the tax-paid account, may only be withdrawn upon retirement or termination of employment, reinforcing the company’s long-term approach to total compensation. Income tax regulations require RRSPs to be closed by the end of the year in which the individual reaches age 71.

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

Analytical tools – Compensation summary sheets

A compensation summary sheet is a matrix used by the executive resources committee that shows the individual elements and total compensation for each senior executive. The sheets are used to understand how decisions on each individual element of compensation affect total compensation for each senior executive. The committee considers both current compensation recommendations and prior compensation results in its final determination.

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for B.H. March, P.J. Masschelin and T.G. Scott, are similar to those of the company. The data used for long-term compensation determination for B.H. March, P.J. Masschelin and T.G. Scott is as described above, as they received company restricted stock units in 2011. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. B.H. March’s compensation determination is described in more detail on page 123.

2011 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2011 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2011. The executive resources committee considered the results over multiple years, in recognition of the long-term nature of the company’s business.

—	Strong results in the areas of safety, health and environment.

—	Satisfactory management of risk through effective business controls, as confirmed by independent audit.

—	Net income of approximately $3.4 billion, up by 53 percent.

—	Total shareholder return of approximately 13 percent. Ten-year annual average of approximately 13 percent.

—	Industry-leading return on average capital employed of approximately 25 percent, with an average of approximately 28 percent since the beginning of 2000.

—	Over 80 percent of capital investment on advancement of long term strategic initiatives, including the Kearl and Nabiye projects.

—	$373 million distributed to shareholders as dividends in 2011.

—	Approximately $59 million distributed to shareholders through the share purchase program in 2011 and approximately $15,580 million since 1995.

Performance assessment considerations

The above results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.

Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.

The same long-term key business strategies noted on page 112 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

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

2011 chief executive officer compensation assessment

B.H. March was appointed chairman, president and chief executive officer of the company on April 1, 2008. Mr. March is a 32-year veteran of ExxonMobil, including service with heritage Mobil Corporation before the merger with Exxon Corporation on November 30, 1999. Mr. March has extensive operating and management experience in the oil and gas business, including assignments in multiple locations in the United States, as well as experience working in London and Brussels. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee also approved a salary increase of $40,000 U.S. to $570,000 U.S., effective January 1, 2012.

Mr. March’s 2011 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was paid in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. March’s shareholding net worth to the performance of the company. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity, or if Mr. March should leave the company before normal retirement.

The executive resources committee has determined that the overall compensation of Mr. March is appropriate based on the company’s financial and operating performance and its assessment of his effectiveness in leading the organization.

Key factors considered by the committee in determining his overall compensation level include:

—	safety metrics and environmental performance;

—	risk management;

—	continuing progress on advancing long term strategic interests such as the Kearl and Nabiye projects;

—	financial results;

—	government relations;

—	productivity;

—	leadership;

—	cost effectiveness; and

—	asset management.

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

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2011 incentive awards and salary adjustments align with:

—	performance of the company;

—	individual performance;

—	long-term strategic plan of the business; and

—	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 125.

Independent consultant

In fulfilling its responsibilities during 2011, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained Towers Watson, an independent consultant, to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, Towers Watson was not retained to provide individual compensation recommendations or advice for the company or committee in determining the compensation of the chief executive officer or long-term incentive compensation levels for senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Equity Energy Index. The S&P/TSX Equity Energy Index is made up of share performance data for 64 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was approximately 344 percent, for an average annual return of approximately 13 percent. During that same 10-year period, while the average annual return was approximately 13 percent, the company’s compensation (which compensation excluded the compensatory change in pension value) of its named executive officers, by comparison, decreased by approximately two percent on an average annual basis.

(a)	Prior to December 2005, the S&P/TSX Energy Index and the S&P/TSX Composite Energy Index were used for comparison purposes.

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and treasurer and the three other most highly compensated executive officers of the company who were serving as at the end of 2011. This information includes the Canadian dollar value of base salaries, cash bonus awards and units of other long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2011	Year	Salary ($)	Share- based awards ($) (b)	Option- based awards ($) (c)	Non-equity incentive plan compensation ($)		Pension value ($) (f)	All other compensation ($) (g)	Total compensation ($) (h)
					Annual incentive plans (d)	Long- term incentive plans (e)
B.H. March (a) Chairman, president and chief executive officer	2011	524,223	2,192,320	-	362,604	438,447	1,308,434	830,876	5,656,904
	2010	525,249	1,731,648	-	290,638	276,430	1,050,438	(18,091)	3,856,312
	2009	553,870	1,706,020	-	183,862	0	649,756	881,422	3,974,930
P.J. Masschelin (a) Senior vice-president, finance and administration, and treasurer (since May 1, 2010)	2011	414,763	994,500	-	181,401	262,248	672,897	578,196	3,104,005
	2010	280,133	768,792	-	166,947	165,826	593,858	(112,537)	1,863,019
T. Glenn Scott (a) Senior vice-president, resources (since August 1, 2010)	2011	420,862	994,500	-	185,357	225,480	381,730	441,323	2,649,252
	2010	175,727	729,606	-	148,821	143,257	258,001	177,284	1,632,696
R.G. Courtemanche Vice-president and general manager, refining and supply (since May 1, 2011)	2011	283,333	994,500	-	212,400	236,225	742,900	105,211	2,574,569
B.W. Livingston Vice-president, general counsel and corporate secretary	2011	421,167	994,500	-	189,600	249,150	567,700	73,724	2,495,841
	2010	411,417	839,700	-	146,439	171,875	317,800	72,042	1,959,273
	2009	402,500	886,500	-	103,278	0	(259,300)	78,685	1,211,663

Footnotes to the Summary compensation table for named executive officers on the preceding page

(a)	B.H. March, P.J. Masschelin and T.G. Scott have been on a loan assignment from Exxon Mobil Corporation since January 1, 2008, May 1, 2010 and July 1, 2010 respectively, however, T.G. Scott’s compensation costs were incurred by the company since August 1, 2010 only. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for the compensation paid and employee benefits provided to them. All amounts paid to B.H. March, P.J. Masschelin and T.G. Scott in U.S. dollars were converted to Canadian dollars at the average 2011 exchange rate of 0.9891. In 2009 and 2010, the average exchange rate was 1.142 and 1.0299 respectively. B.H. March’s salary in 2011 was less than in 2010 due to the declining value of the U.S. dollar.
(b)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2011 was $44.20, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2009 was $39.40 and in 2010 was $37.32, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(c)	The company has not granted stock options since 2002. The stock option plan is described on page 132.
(d)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2011 cash bonus.
(e)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus units’ payout. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 115. B.H. March, P.J. Masschelin and T.G. Scott received earnings bonus units under Exxon Mobil Corporation’s program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.
(f)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2011 as set out in the “Pension plan benefits” table on page 130.
(g)	Amounts under “All other compensation”, include dividend equivalent payments on restricted stock units granted, company savings plans contributions, other compensation and cost of perquisites including business club memberships and any costs associated with parking and security. For each named executive officer, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. It is noted that in 2011, the actual dividend equivalent payments made were $53,416 for B.H. March, $6,798 for P.J. Masschelin, $6,452 for T.G. Scott, $52,305 for R.G. Courtemanche and $54,285 for B.W. Livingston. The dividend equivalent payments on Exxon Mobil Corporation restricted stock in previous years were $43,642 for B.H. March, $77,951 for P.J. Masschelin and $56,542 for T.G. Scott. These amounts were converted to Canadian dollars at the average 2011 exchange rate of 0.9891. In 2009 and 2010, the average exchange rate was 1.142 and 1.0299, respectively. The total under the “All other compensation” column for B.H. March, P.J. Masschelin and T.G. Scott consists mainly of expatriate allowances and tax reimbursement costs associated with their assignments in Canada. The increase in tax reimbursement costs compared to the prior year is primarily driven by higher current year Canadian tax payments made by the company during 2011. Tax reimbursement costs for 2010 were in a credit position as the company recognized a recuperation of taxes compensated, resulting in negative balances for the year.
(h)	“Total compensation” for 2011 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding as at December 31, 2011 for each of the named executive officers of the company.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)

B.H. March (a)	-	-	-	-	182,600	8,288,214	-

P.J. Masschelin (b)	-	-	-	-	43,100	1,956,309	-

T.G. Scott (c)	0	-	-	-	42,050	1,908,650	-

R.G. Courtemanche (from May 1, 2011)	0	-	-	0	114,250	5,185,808	-

B.W. Livingston	0	-	-	0	117,250	5,321,978	-

(a)	B.H. March was granted restricted stock units from 2008 to 2011 under the company’s plan. With respect to previous years, B.H. March participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, B.H. March held 18,350 Exxon Mobil Corporation restricted stock whose value on December 31, 2011 was $1,581,787 based on a closing price for Exxon Mobil Corporation shares on December 31, 2011 of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada.
(b)	P.J. Masschelin was granted restricted stock units in 2010 and 2011 under the company’s plan. With respect to previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.J. Masschelin held 31,950 Exxon Mobil Corporation restricted stock whose value on December 31, 2011 was $2,754,119 based on a closing price for Exxon Mobil Corporation shares on December 31, 2011 of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada.
(c)	T.G. Scott was granted restricted stock units in 2010 and 2011 under the company’s plan. T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, T.G. Scott held 23,550 Exxon Mobil Corporation restricted stock whose value on December 31, 2011 was $2,030,032 based on a closing price for Exxon Mobil Corporation shares on December 31, 2011 of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada.
(d)	Represents the total of the restricted stock units received from the company plan in 2006 through 2011 after the three-for-one share split in May 2006, plus three times the number of restricted stock units received before the share split and still held by the recipient. The value is based on the closing price of the company’s shares on December 31, 2011 of $45.39.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)

B.H. March (a)	-	0	0

P.J. Masschelin (b)	-	0	0

T.G. Scott (c)	-	0	0

R.G. Courtemanche (from May 1, 2011)	-	1,122,450	448,625

B.W. Livingston	-	1,186,590	438,750

(a)	Although B.H. March received restricted stock units under the company’s plan from 2008 to 2011, none of these restricted stock units have vested. In previous years, B.H. March participated in Exxon Mobil Corporation's restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company's restricted stock unit plan. In 2011, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $474,105 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. B.H. March received an annual bonus from Exxon Mobil Corporation in 2011 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. B.H. March received $801,051 with respect to annual bonus awarded in 2011 and earnings bonus units granted in 2009 and 2010 and paid out in 2011, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2011 exchange rate of 0.9891.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan in 2010 and 2011, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2011, restrictions were removed on 10,650 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $918,040 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. P.J. Masschelin received an annual bonus from Exxon Mobil Corporation in 2011 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $443,649 with respect to annual bonus awarded in 2011 and earnings bonus units granted in 2009 and 2010 and paid out in 2011, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2011 exchange rate of 0.9891.
(c)	Although T.G. Scott received restricted stock units under the company’s plan in 2010 and 2011, none of these restricted stock units have vested. In previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2011, restrictions were removed on 7,350 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $633,577 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. T.G. Scott received an annual bonus from Exxon Mobil Corporation in 2011 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. T.G. Scott received $410,837 with respect to annual bonus awarded in 2011 and earnings bonus units granted in 2009 and 2010 and paid out in 2011, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2011 exchange rate of 0.9891.
(d)	These values show restricted stock units that vested in 2011.
(e)	These values show annual bonus received in 2011 and earnings bonus units granted in 2009 and 2010 and paid out in 2011.

Proceeds realized in 2011 from compensation awards granted in prior years - restricted stock units, stock options, incentive share units and earnings bonus units

Name	Proceeds from exercise of restricted stock units ($) (d)	Proceeds from exercise of stock options ($)	Proceeds from exercise of incentive share units ($)	Receipt of proceeds of earnings bonus units ($) (e)

B.H. March (a)	0	-	-	-

P.J. Masschelin (b)	0	-	-	-

T.G. Scott (c)	0	-	-	-

R.G. Courtemanche (from May 1, 2011)	1,122,450	0	0	236,225

B.W. Livingston	1,186,590	0	0	249,150

(a)	Although B.H. March received restricted stock units under the company’s plan from 2008 to 2011, none of these restricted stock units have vested. In previous years B.H. March participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2011, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $474,105 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. In 2001 and previous years, B.H. March participated in ExxonMobil Corporation’s stock option plan and in 2011 he received proceeds of $268,558 from the exercise of these stock options. B.H. March received payouts in the amount of $438,447 with respect to earnings bonus units awarded in 2009 and 2010 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan in 2010 and 2011, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2011, restrictions were removed on 10,650 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $918,040 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. In 2001 and previous years, P.J. Masschelin participated in ExxonMobil Corporation’s stock option plan and in 2011 he received proceeds of $1,084,259 from the exercise of these stock options. P.J. Masschelin received payouts in the amount of $262,248 with respect to earnings bonus units awarded in 2009 and 2010 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(c)	Although T.G. Scott received restricted stock units under the company’s plan in 2010 and 2011, none of these restricted stock units have vested. In previous years, T.G. Scott received participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2011, restrictions were removed on 7,350 Exxon Mobil Corporation restricted stock having a value as at December 31, 2011 of $633,577 based on the closing price of Exxon Mobil Corporation common shares of $84.76 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2011 of 1.017 provided by the Bank of Canada. In 2001 and previous years, T.G. Scott participated in ExxonMobil Corporation’s stock option plan and in 2011 he received proceeds of $347,501 from the exercise of these stock options. T.G. Scott received payouts in the amount of $225,480 with respect to earnings bonus units awarded in 2009 and 2010 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(d)	Represents the proceeds of restricted stock units granted in 2004 and 2008, which vested in 2011.
(e)	Represents the proceeds of earnings bonus units granted in 2009 and 2010, which paid out in 2011.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2011 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (c)	Weighted average exercise price of outstanding options, warrants and rights ($) (d)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)
Equity compensation plans approved by security holders (a)	2,775,708	15.50	-
Equity compensation plans not approved by security holders (b)	4,772,763	-	5,717,949
Total	7,548,471		5,717,949

(a)	This is a stock option plan, which is described on page 132.
(b)	This is a restricted stock unit plan, which is described on page 116.
(c)	The number of securities reserved for the stock option plan represents three times the number of stock options granted in 2002 before the three-for-one share split in May 2006 and still outstanding. The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2006 through 2011 after the three-for-one share split in May 2006, plus three times the number of securities reserved for restricted stock units issued before the share split and still outstanding.
(d)	The weighted average exercise price of the outstanding stock options of $15.50 was determined on a post share split basis.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2011) (#)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (e)	Compensatory change ($) (f)	Non- compensatory change ($) (g)	Closing present value of defined benefit obligation ($) (h)
		At year end (c)	At age 65 (d)

B.H. March (a)	-	-	-	-	-	-	-

P.J. Masschelin (a)	-	-	-	-	-	-	-

T.G. Scott (a)	-	-	-	-	-	-	-

R.G. Courtemanche (b) (from May 1, 2011)	35.7	419,300	513,100	4,685,800	742,900	1,050,400	6,479,100

B.W. Livingston (b)	27.4	342,900	449,600	3,504,600	567,700	940,600	5,012,900

(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2011, B.H. March had 31.5 years of credited service, P.J. Masschelin had 34.1 years and T.G. Scott had 25.6 years. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2011 exchange rate of 0.9891.
(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.

(c)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plan. For B.H. March, this value was $548,167, for P.J. Masschelin, this value was $387,990 and for T.G. Scott, this value was $280,112. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(d)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2011. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plan that would be earned to age 65 assuming final average earnings as at December 31, 2011. For B.H. March, this value was $719,480, for P.J. Masschelin, this value was $481,447 and for T.G. Scott, this value was $468,722. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(e)	For members of the company’s pension plan, the “Opening present value of defined benefit obligation” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described below and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2010. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2010 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Opening present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described below. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year end 2010. For B.H. March, this value was $5,161,179, for P.J. Masschelin, this value was $4,339,899 and for T.G. Scott, this value was $1,710,854.
(f)	The value for “Compensatory change” includes service cost for 2011 and impact of change in earnings on projected benefit obligation. Service cost for 2011 is calculated by using the individual’s additional pensionable service in 2011 and the actual salary and bonus received in 2011 as described below. There were no plan amendments in 2011 that affected these benefits. The service cost is calculated on a basis that is consistent with GAAP and with the valuation that was performed as at that date for accounting purposes for the plan as a whole. For B.H. March, this value was $1,308,434, for P.J. Masschelin, this value was $672,897 and for T.G. Scott, this value was $381,730.
(g)	The value for “Non-compensatory change” includes impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2011 decreased to 4.25 percent, down from 5.5 percent at the end of 2010, thereby causing the Non-compensatory change to be positive. For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest, based on a discount rate of 5.0 percent at the end of 2011, down from 5.5 percent at the end of 2010 and operation of the plan’s rules for converting annuities to lump sums upon retirement. For B.H. March, this value was $319,688, for P.J. Masschelin, this value was $206,063 and for T.G. Scott, this value was $107,892.
(h)	For members of the company’s pension plan, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described below and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2011. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2010 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described below. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year end 2011. For B.H. March, this value was $6,789,301, for P.J. Masschelin, this value was $5,218,859 and for T.G. Scott, this value was $2,200,476.

Details of former long-term incentive compensation plans

The following describes forms of long-term incentive compensation formerly used by the company. While incentive share units and stock options are no longer granted, incentive share units and stock options formerly granted continue to remain outstanding and are referenced in the foregoing tables.

Incentive share units

The company’s incentive share units give the recipient a right to receive cash equal to the amount by which the market price of the company’s common shares at the time of exercise exceeds the issue price of the units. These units were granted prior to 2002. The issue price of the units granted to executives was the closing price of the company’s shares on the Toronto Stock Exchange on the grant date. Incentive share units are eligible for exercise up to 10 years from issuance. The last grant expired in 2011. No executive officer or director held incentive share units as at December 31, 2011.

Stock option plan

Under the stock option plan adopted by the company in April 2002, a total of 9,630,600 options, on a post share split basis, were granted to select key employees on April 30, 2002 for the purchase of the company’s common shares at an exercise price of $15.50 per share on a post share split basis. All of the options are exercisable. Any unexercised options expire on April 29, 2012. As of February 15, 2012, there have been 5,169,690 common shares issued upon exercise of stock options and 1,944,834 common shares are issuable upon future exercise of stock options. The common shares that were issued and those that may be issued in the future represent about 0.84 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold 0.31 percent of the unexercised stock options.

The maximum number of common shares that any one person may receive from the exercise of stock options is 51,000 common shares, which is about 0.01 percent of the currently outstanding common shares. Stock options may be exercised only during employment with the company except in the event of death, disability or retirement. Also, stock options may be forfeited if the company believes that the employee intends to terminate employment or if during employment or during the period of 24 months after the termination of employment the employee, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company. The company may determine that stock options will not be forfeited after the cessation of employment. Stock options cannot be assigned except in the case of death.

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

V. Other important information

Effective date

The effective date of this management proxy circular is February 15, 2012.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 15, 2012, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE Amex LLC.

Transactions with Exxon Mobil Corporation

On June 25, 2010, the company implemented a 12-month “normal course” share purchase program under which it purchased 1,028,244 of its outstanding shares between June 25, 2010 and June 24, 2011. On June 25, 2011, a 12-month share purchase program was implemented under which the company may purchase up to 42,385,463 of its outstanding shares, less any shares purchased by the employee savings plan and company pension fund. Exxon Mobil Corporation maintained its ownership at 69.6 percent. In 2011, such share purchases cost $59.5 million, none of which was received by Exxon Mobil Corporation.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2011 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,853 million and $2,818 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of Exxon Mobil Corporation in Canada to operate the Western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with Exxon Mobil Corporation and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.

As at December 31, 2011, the company had an outstanding loan of $820 million under an existing agreement with Exxon Mobil Corporation that provides for a long term, variable rate loan from ExxonMobil to the company of $5 billion (Canadian) at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice.

Auditor Information

PricewaterhouseCoopers LLP (‘PwC’) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2011 and December 31, 2010 were as follows:

thousands of dollars	2011	2010
Audit fees	1,226	1,131

Audit-related fees	62	62

Tax fees	0	0

All other fees	0	0
Total fees	1,288	1,193

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2011. In 2011, fees also included a review of the implementation of a new information system.

Audit-related fees included other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.

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

Auditor independence

The audit committee continually discusses with PwC their independence from the company and from management. PwC has confirmed that they are independent with respect to the company within the meaning of the Rules of Professional Conduct of the Institute of Chartered Accountants of Alberta and the rules of the U.S. Securities and Exchange Commission. The company has concluded that the auditors’ independence has been maintained.

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

There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the contributions committee) is composed entirely of the independent directors and R.C. Olsen, who is an employee of ExxonMobil Production Company, a division of Exxon Mobil Corporation, and is, therefore, independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2011. There has been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitutes a departure from the Code.

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

(a)	contribute to the formulation of and approve strategic plans on at least an annual basis;

(b)	identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;

(c)	oversee succession planning for senior management, including the appointing, training and monitoring thereof;

(d)	approve the corporate disclosure policy and monitor the external communications of the corporation;

(e)	monitor the integrity of the corporation’s internal control and management information systems;

(f)	consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;

(g)	monitor compliance with major corporate policies;

(h)	charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;

(i)	monitor the performance of the chief executive officer;

(j)	satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;

(k)	approve the corporation’s code of ethics and business conduct;

(l)	monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;

(m)	meet with the frequency necessary to consider the range of items listed below;

(n)	by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, environment, health and safety, and contributions committees of the board with specific duties defined;

(o)	direct the distribution to them by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in clause 5;

(p)	review the mandates of the board and of the committees and their effectiveness at least annually; and,

(q)	undertake such additional activities within the scope of their responsibilities as may be deemed appropriate in their discretion.

4. Range of items to be considered by the board

1)	The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

    Organization/legal

•	fixing of the number of directors
•	director appointments to fill interim vacancies
•	director slate for election by the shareholders
•	officer appointments
•	board governance processes
•	by-laws and administrative resolutions
•	changes in fundamental structure of the corporation
•	shareholder meeting notice and materials
•	nonemployee director compensation
•	policies adopted by the board
•	investigations and litigation of a material nature

    Financial

•	equity or debt financing
•	dividend declarations
•	financial statements and the related management discussion and analysis, annual and quarterly
•	status of the corporation’s retirement plan and employee savings plan

    Strategic/investment/operating plans/performance

•	near-term and long-range outlooks
•	capital, lease, loan and contributions budgets annually
•	budget additions over $100 million individually
•	quarterly updates of actual and projected capital expenditures
•	capital expenditures or dispositions in excess of $100 million individually
•	entering into any venture that is outside of the corporation’s existing businesses
•	financial and operating results quarterly
•	Canadian and world economic outlooks
•	regional socio-economic reviews

2)	In addition to the items which are specific to the categories identified above, the chief executive officer shall refer to the board for information or decision all other items of corporate significance; and any member of the board may request a review of any such item. Items to be referred to the committees of the board are specified in their respective charters.

5. Information to be received by the board

1)	Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:

    Information manual (Directors’ Digest)

•	articles of incorporation, by-laws and administrative resolutions
•	corporate policies
•	corporate data
•	board and management processes
•	financial and operating report
•	organization outline

    Social/political/economic environment

•	public issues updates
•	economic outlook
•	external communications packages

    Major announcements

•	press releases
•	speeches by management
•	organization changes

    Communications to shareholders

    Other significant submissions, studies and reports

2)	All material distributed to employee directors shall be through normal corporation channels. All material distributed to nonemployee directors shall be through the office of the corporate secretary.

6. Unrelated and independent directors

1)	Subject to occasions when there is a temporary vacancy in respect of a director who is unrelated and independent or when there is a need to accommodate succession for one or more senior executives who are directors, the board intends to be composed of a majority of unrelated and independent directors.

2)	In respect of each director to be appointed to fill a vacancy and each director to be nominated for election or re-election by the shareholders, the board shall make an express determination as to whether he or she is an unrelated or an independent director and, for a director who may become a member of the audit committee, whether he or she is an audit committee financial expert or financially literate.

3)	The term “unrelated director”, as defined by the Toronto Stock Exchange, means a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director’s ability to act with a view to the best interests of the corporation, other than interests and relationships arising from shareholding.

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

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

•	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
•	Operations/technical experience (Operations/technical)
•	Project management experience (Project management)
•	Experience in working in a global work environment (Global experience)
•	Experience in development of business strategy (Strategy development)

Other Expertise

•	Audit committee financial expert
•	Expertise in financial matters (Financial expertise)
•	Expertise in managing relations with government (Government relations)
•	Experience in academia or in research (Academic/research)
•	Expertise in information technology (Information technology)
•	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:

•	possessing expertise in any of the following areas: finance, law, science, marketing, administration, government affairs, social/political environment or community and civic affairs; and

•	providing diversity of viewpoint, individual competencies in business, other areas of endeavour in contributing to the collective experience of the directors, age, gender or regional association.

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

A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

•	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;

•	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

•	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

•	is free of any present or apparent potential legal impediment or conflict of interest, such as:

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

➢	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

•	is expected to remain qualified to serve for a minimum of five years;

•	will not, at the time that he or she stands for election or appointment, have attained the age of 72;

•

is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 15000 common shares, deferred share units or restricted stock units of the corporation.

(b)	Tenure

(i)	Re-nomination

An incumbent director shall be supported for re-nomination as long as he or she:

•	does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;

•	makes a positive contribution to the effective performance of the directors;

•	regularly attends directors’ and committee meetings;

•	has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

•	is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;

•

in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;

•

will not, at the time that he or she stands for re-election, have attained the age of 72; however, under exceptional circumstances, at the request of the chief executive officer, the nominations and corporate governance committee may continue to support the nomination.

(ii)	Resignation

An incumbent director will resign in the event that he or she:

•	experiences a change in circumstances such as a change in his or her principal occupation, but not merely a change in geographic location;

•

displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;

•	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

•	develops a conflict of interest, such as

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

The chairman and chief executive officer shall

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