Form 10-Q
period 2012-03-31
IMPERIAL OIL LTD
filed 2012-05-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES        NO ✓

The number of common shares outstanding, as of March 31, 2012, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)	Three Months to March 31
millions of Canadian dollars	2012	2011

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,494	6,852
Investment and other income (note 3)	39	19

TOTAL REVENUES AND OTHER INCOME	7,533	6,871

EXPENSES
Exploration	28	37
Purchases of crude oil and products (c)	4,386	3,980
Production and manufacturing (d)	977	979
Selling and general	284	321
Federal excise tax (a)	316	315
Depreciation and depletion	190	188

TOTAL EXPENSES	6,181	5,820

INCOME BEFORE INCOME TAXES	1,352	1,051
INCOME TAXES	337	270

NET INCOME	1,015	781

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (dollars) (note 8)	1.20	0.92
Net income per common share - diluted (dollars) (note 8)	1.19	0.91
Dividends per common share (dollars)	0.12	0.11

(a) Federal excise tax included in operating revenues	316	315
(b) Amounts from related parties included in operating revenues	707	482
(c) Amounts to related parties included in purchases of crude oil and products	533	1,115
(d) Amounts to related parties included in production and manufacturing expenses	34	53

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)	Three Months to March 31
millions of Canadian dollars	2012	2011

Net income	1,015	781

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	(117)	(108)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	48	33

Total other comprehensive income/(loss)	(69)	(75)

Comprehensive income	946	706

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)	As at Mar. 31	As at Dec. 31
millions of Canadian dollars	2012	2011

ASSETS
Current assets
Cash	1,045	1,202
Accounts receivable, less estimated doubtful accounts	2,146	2,290
Inventories of crude oil and products	1,155	762
Materials, supplies and prepaid expenses	277	239
Deferred income tax assets	630	590

Total current assets	5,253	5,083

Long-term receivables, investments and other long-term assets	935	920

Property, plant and equipment,	34,404	33,416
less accumulated depreciation and depletion	14,343	14,254

Property, plant and equipment, net	20,061	19,162

Goodwill	204	204
Other intangible assets, net	58	60

TOTAL ASSETS	26,511	25,429

LIABILITIES
Current liabilities
Notes and loans payable	364	364
Accounts payable and accrued liabilities (a) (note 7)	4,397	4,317
Income taxes payable	1,327	1,268

Total current liabilities	6,088	5,949

Long-term debt (b) (note 6)	842	843
Other long-term obligations (note 7)	3,954	3,876
Deferred income tax liabilities	1,507	1,440

TOTAL LIABILITIES	12,391	12,108

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,548	1,528
Earnings reinvested	14,879	14,031
Accumulated other comprehensive income	(2,307)	(2,238)

TOTAL SHAREHOLDERS’ EQUITY	14,120	13,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,511	25,429

(a)	Accounts payable and accrued liabilities included amounts receivable from related parties of $8 million (2011 - amounts payable of $215 million).
(b)	Long-term debt included amounts to related parties of $820 million (2011 - $820 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2011 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Three Months to March 31
millions of Canadian dollars	2012	2011

OPERATING ACTIVITIES
Net income	1,015	781
Adjustment for non-cash items:
Depreciation and depletion	190	188
(Gain)/loss on asset sales (note 3)	(29)	(6)
Deferred income taxes and other	48	(90)
Changes in operating assets and liabilities:
Accounts receivable	140	(245)
Inventories, materials, supplies and prepaid expenses	(431)	(462)
Income taxes payable	59	17
Accounts payable and accrued liabilities	71	731
All other items - net (a)	(16)	45

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,047	959

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,145)	(822)
Proceeds from asset sales	78	14
Repayment of loan from equity company	3	2

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,064)	(806)

FINANCING ACTIVITIES
Reduction in capitalized lease obligations	(1)	(1)
Issuance of common shares under stock option plan	22	11
Common shares purchased	(68)	(36)
Dividends paid	(93)	(93)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(140)	(119)

INCREASE (DECREASE) IN CASH	(157)	34
CASH AT BEGINNING OF PERIOD	1,202	267

CASH AT END OF PERIOD	1,045	301

(a) Included contribution to registered pension plans	(97)	(66)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission in the company’s 2011 Annual Report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2012, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business Segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	1,395	1,174	5,755	5,347	344	331
Intersegment sales	1,094	1,157	794	711	82	89
Investment and other income	3	8	33	9	-	-

	2,492	2,339	6,582	6,067	426	420

EXPENSES
Exploration	28	37	-	-	-	-
Purchases of crude oil and products	1,021	861	5,021	4,769	314	307
Production and manufacturing	591	599	341	337	45	43
Selling and general	2	1	241	223	17	16
Federal excise tax	-	-	316	315	-	-
Depreciation and depletion	129	133	56	50	3	3
Financing costs	-	-	-	(1)	-	-

TOTAL EXPENSES	1,771	1,631	5,975	5,693	379	369

INCOME BEFORE INCOME TAXES	721	708	607	374	47	51
INCOME TAXES	179	180	152	98	12	13

NET INCOME	542	528	455	276	35	38

Export sales to the United States	463	549	231	251	211	200
Cash flows from (used in) operating activities	887	717	187	271	(53)	5
CAPEX (a)	1,145	818	23	36	1	2
Total assets as at March 31	18,022	14,527	6,988	6,955	443	456

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	7,494	6,852
Intersegment sales	-	-	(1,970)	(1,957)	-	-
Investment and other income	3	2	-	-	39	19

	3	2	(1,970)	(1,957)	7,533	6,871

EXPENSES
Exploration	-	-	-	-	28	37
Purchases of crude oil and products	-	-	(1,970)	(1,957)	4,386	3,980
Production and manufacturing	-	-	-	-	977	979
Selling and general	24	81	-	-	284	321
Federal excise tax	-	-	-	-	316	315
Depreciation and depletion	2	2	-	-	190	188
Financing costs	-	1	-	-	-	-

TOTAL EXPENSES	26	84	(1,970)	(1,957)	6,181	5,820

INCOME BEFORE INCOME TAXES	(23)	(82)	-	-	1,352	1,051
INCOME TAXES	(6)	(21)	-	-	337	270

NET INCOME	(17)	(61)	-	-	1,015	781

Export sales to the United States	-	-	-	-	905	1,000
Cash flows from (used in) operating activities	26	(34)	-	-	1,047	959
CAPEX (a)	4	3	-	-	1,173	859
Total assets as at March 31	1,266	416	(208)	(346)	26,511	22,008

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and additions to capital leases.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2012	2011
Proceeds from asset sales	78	14
Book value of assets sold	49	8

Gain/(loss) on asset sales, before tax	29	6

Gain/(loss) on asset sales, after tax	24	4

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of dollars	2012	2011
Pension benefits:
Current service cost	39	29
Interest cost	72	78
Expected return on plan assets	(72)	(76)
Amortization of prior service cost	5	4
Recognized actuarial loss	57	40

Net benefit cost	101	75

Other post-retirement benefits:
Current service cost	2	1
Interest cost	5	6
Recognized actuarial loss	2	1

Net benefit cost	9	8

IMPERIAL OIL LIMITED

5.	Financing costs

	Three Months to March 31
millions of dollars	2012	2011
Debt related interest	4	3
Capitalized interest	(4)	(3)

Total financing costs	-	-

6.	Long-term debt

	As at Mar. 31	As at Dec. 31
millions of dollars	2012	2011
Long-term debt	820	820
Capital leases	22	23

Total long-term debt	842	843

7. Other long-term obligations
	As at Mar. 31	As at Dec. 31
millions of dollars	2012	2011
Employee retirement benefits (a)	2,729	2,645
Asset retirement obligations and other environmental liabilities (b)	893	914
Share-based incentive compensation liabilities	140	125
Other obligations	192	192

Total other long-term obligations	3,954	3,876

(a)	Total recorded employee retirement benefits obligations also included $48 million in current liabilities (December 31, 2011 - $48 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $145 million in current liabilities (December 31, 2011 - $145 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Three Months to March 31
	2012	2011

Net income per common share - basic

Net income (millions of dollars)	1,015	781

Weighted average number of common shares outstanding (millions of shares)	847.8	847.8

Net income per common share (dollars)	1.20	0.92

Net income per common share - diluted

Net income (millions of dollars)	1,015	781

Weighted average number of common shares outstanding (millions of shares)	847.8	847.8
Effect of employee share-based awards (millions of shares)	4.7	6.3

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	852.5	854.1

Net income per common share (dollars)	1.19	0.91

9. Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2012	2011
January 1 balance
Post-retirement benefits liability adjustment:	(2,238)	(1,424)
Current period change excluding amounts reclassified from other comprehensive income	(117)	(108)
Amounts reclassified from other comprehensive income	48	33

March 31 balance	(2,307)	(1,499)

Income tax expense/(credit) for components of other comprehensive income:

	Three Months to March 31
millions of dollars	2012	2011
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	(40)	(37)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost	16	11

	(24)	(26)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the first quarter of 2012 was $1,015 million or $1.19 a share on a diluted basis, compared with $781 million or $0.91 a share for the same period last year.

Earnings in the first quarter were higher than the same quarter in 2011 primarily due to stronger industry refining margins of about $150 million and higher liquids realizations of about $115 million. These factors were partially offset by higher royalty costs of about $55 million and lower Syncrude volumes of about $30 million.

Upstream

Net income in the first quarter was $542 million, $14 million higher than the same period of 2011. Earnings benefited from higher liquids realization of about $115 million. This factor was partially offset by higher royalty costs due to higher realizations of about $55 million and lower Syncrude volumes due to maintenance activities of about $30 million.

Prices for most of the company’s liquids production are based on West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. Compared to the same quarter last year, the average price of WTI crude oil in U.S. dollars in the first quarter of 2012 was higher by about $8.43 a barrel, while Brent crude oil, the benchmark for Atlantic basin oil markets, was higher by about $13.46 a barrel in the first quarter of 2012. This widened the price differential between WTI and Brent crude oils to $15.43 a barrel in U.S. dollars in the first quarter of 2012. The company’s Western Canadian liquids realizations are also impacted by market discounts caused by supply/demand imbalances in the mid-continent North American crude oil market. Discounts for bitumen and synthetic crude oils increased through the first quarter, reflecting high industry refining downtime in mid-continent North America. For the quarter, bitumen realizations averaged $66.24 a barrel, an increase of $10.48 in Canadian dollars compared to the first quarter of 2011.

Gross production of Cold Lake bitumen averaged 157 thousand barrels a day during the first quarter, unchanged from the same period last year.

The company’s share of Syncrude’s gross production in the first quarter was 74 thousand barrels a day, versus 80 thousand barrels in the first quarter of 2011. Higher unplanned maintenance activities were the main contributor to the lower production.

Gross production of conventional crude oil averaged 21 thousand barrels a day in the first quarter, essentially unchanged from the 22 thousand barrels in the first quarter of 2011.

Gross production of natural gas during the first quarter of 2012 was 198 million cubic feet a day, down from 269 million cubic feet in the same period last year. The lower production volume was primarily a result of the impact of divested producing properties and natural reservoir decline.

Downstream

Net income was $455 million in the first quarter, the best quarter on record and $179 million higher than the first quarter of 2011. Earnings increased primarily due to the favourable impact of stronger industry refining margins of about $150 million. Refining margins were higher in the first quarter as the overall cost of crude oil processed at three of the company’s four refineries followed the trend of WTI prices and Western Canadian crude oils. Canadian wholesale prices of refined products are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominately tied to international product markets. Stronger industry refining margins are the result of the widened differential between product prices and cost of crude oil processed.

First quarter earnings in 2012 included a gain of about $15 million from the sale of assets.

Chemical

Net income was $35 million in the first quarter, compared with $38 million in the same quarter last year with continued strong margins across all product channels.

Corporate and other

Net income effects from Corporate and other were negative $17 million in the first quarter, compared with negative $61 million in the same period of 2011. Favourable effects were primarily due to lower share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,047 million in the first quarter, an increase of $88 million from the corresponding period in 2011. Higher cash flow was primarily due to higher earnings partially offset by working capital effects, which included inventory built in advance of the company’s extensive second quarter 2012 planned refinery maintenance activities.

Investing activities used net cash of $1,064 million in the first quarter, compared with $806 million in the same period of 2011. Additions to property, plant and equipment were $1,145 million in the first quarter, compared with $822 million during the same quarter 2011. Expenditures during the quarter were primarily directed towards the advancement of Kearl initial development and expansion. Other investments included advancing the Nabiye expansion project at Cold Lake, environmental and efficiency projects at Syncrude, as well as the advancement of the production pilot at Horn River and tight oil acreage acquisitions.

Cash used in financing activities was $140 million in the first quarter, compared with $119 million of cash from financing activities in the first quarter of 2011. Dividends paid in the first quarter of 2012 were $93 million, same as in the corresponding period in 2011. Per-share dividend declared in the first quarter of 2012 totaled $0.12, up from $0.11 in the same period of 2011.

During the first quarter of 2012, the company limited its share repurchases to those to offset the dilutive effects from the exercise of stock options. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

The above factors led to a decrease in the company’s balance of cash to $1,045 million at March 31, 2012, from $1,202 million at the end of 2011.

The company has entered into additional long-term pipeline transportation agreements to ship heavy crude oil blend. These agreements, which have a total commitment of about $3 billion, will support the company’s long-term growth in oil sands production. The company expects to fulfill these commitments in the normal course of business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2012 does not differ materially from that discussed on page 23 in the company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2012 to March 31, 2012, the company issued 1,307,307 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2012 (Jan 1- Jan 31)	30,774	46.294	30,774	41,376,197
February 2012 (Feb 1 – Feb 29)	981,033	47.725	981,033	40,319,302
March 2012 (Mar 1 – Mar 31)	420,027	46.015	420,027	39,820,471

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

At the annual meeting of shareholders on May 2, 2012, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 741,783,964 shares for and 1,420,046 shares withheld, B. H. March 726,344,394 shares for and 16,859,616 shares withheld, J.M. Mintz 742,355,684 shares for and 848,326 shares withheld, R.C. Olsen 719,395,503 shares for and 23,808,507 shares withheld, D.S. Sutherland 742,475,949 shares for and 728,061 shares withheld, S.D. Whittaker 741,925,111 shares for and 1,278,899 shares withheld, and V.L. Young 742,418,433 shares for and 785,577 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 751,005,207 shares for and 744,027 shares withheld from the reappointment of the auditors.

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

/s/ Paul J. Masschelin
Date: May 2, 2012

(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Treasurer
(Principal Accounting Officer)

/s/ Brent A. Latimer
Date: May 2, 2012

(Signature)
Brent A. Latimer
Assistant Secretary