Form 10-Q
period 2012-06-30
IMPERIAL OIL LTD
filed 2012-08-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----

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

Large accelerated filer	✓	Accelerated filer __

Non-accelerated filer	__	Smaller reporting company __

The registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  [   ]    NO   ✓

The number of common shares outstanding, as of June 30, 2012, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,452	7,761	14,946	14,613
Investment and other income (note 3)	63	13	102	32

TOTAL REVENUES AND OTHER INCOME	7,515	7,774	15,048	14,645

EXPENSES
Exploration	18	22	46	59
Purchases of crude oil and products (c)	4,645	4,966	9,031	8,946
Production and manufacturing (d)	1,247	1,058	2,224	2,037
Selling and general	247	253	531	574
Federal excise tax (a)	340	325	656	640
Depreciation and depletion	178	190	368	378
Financing costs (note 5)	–	1	–	1

TOTAL EXPENSES	6,675	6,815	12,856	12,635

INCOME BEFORE INCOME TAXES	840	959	2,192	2,010
INCOME TAXES	205	233	542	503

NET INCOME	635	726	1,650	1,507

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (dollars) (note 8)	0.75	0.86	1.95	1.78
Net income per common share - diluted (dollars) (note 8)	0.75	0.85	1.94	1.76
Dividends per common share (dollars)	0.12	0.11	0.24	0.22

(a) Federal excise tax included in operating revenues	340	325	656	640
(b) Amounts from related parties included in operating revenues	938	638	1,645	1,120
(c) Amounts to related parties included in purchases of crude oil and products	1,022	766	1,555	1,881
(d) Amounts to related parties included in production and manufacturing expenses	71	48	105	101

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2012	2011	2012	2011

Net income	635	726	1,650	1,507
Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	(64)	(117)	(172)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	51	36	99	69

Total other comprehensive income/(loss)	51	(28)	(18)	(103)

Comprehensive income	686	698	1,632	1,404

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

	As at June 30	As at Dec 31
millions of Canadian dollars	2012	2011

ASSETS
Current assets
Cash	996	1,202
Accounts receivable, less estimated doubtful accounts	2,143	2,290
Inventories of crude oil and products	931	762
Materials, supplies and prepaid expenses	264	239
Deferred income tax assets	550	590

Total current assets	4,884	5,083
Long-term receivables, investments and other long-term assets	928	920
Property, plant and equipment,	35,674	33,416
less accumulated depreciation and depletion	(14,507)	(14,254)

Property, plant and equipment, net	21,167	19,162
Goodwill	204	204
Other intangible assets, net	58	60

TOTAL ASSETS	27,241	25,429

LIABILITIES
Current liabilities
Notes and loans payable	364	364
Accounts payable and accrued liabilities (a) (note 7)	4,542	4,317
Income taxes payable	1,357	1,268

Total current liabilities	6,263	5,949
Long-term debt (b) (note 6)	841	843
Other long-term obligations (note 7)	3,856	3,876
Deferred income tax liabilities	1,617	1,440

TOTAL LIABILITIES	12,577	12,108

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,566	1,528
Earnings reinvested	15,354	14,031
Accumulated other comprehensive income (note 9)	(2,256)	(2,238)

TOTAL SHAREHOLDERS’ EQUITY	14,664	13,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	27,241	25,429

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $147 million (2011 - amounts payable of $215 million).
(b)	Long-term debt included amounts to related parties of $820 million (2011 - $820 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2011 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited)

inflow/(outflow)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2012	2011	2012	2011

OPERATING ACTIVITIES
Net income	635	726	1,650	1,507
Adjustment for non-cash items:
Depreciation and depletion	178	190	368	378
(Gain)/loss on asset sales (note 3)	(55)	-	(84)	(6)
Deferred income taxes and other	169	4	217	(86)
Changes in operating assets and liabilities:
Accounts receivable	(1)	(62)	139	(307)
Inventories, materials, supplies and prepaid expenses	237	(49)	(194)	(511)
Income taxes payable	29	33	88	50
Accounts payable and accrued liabilities	155	(21)	226	710
All other items - net (a)	(30)	(165)	(46)	(120)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,317	656	2,364	1,615

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,290)	(903)	(2,435)	(1,725)
Proceeds from asset sales	61	6	139	20
Repayment of loan from equity company	5	4	8	6

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,224)	(893)	(2,288)	(1,699)

FINANCING ACTIVITIES
Short-term debt - net	-	135	-	135
Long-term debt issued	-	320	-	320
Reduction in capitalized lease obligations	(1)	(1)	(2)	(2)
Issuance of common shares under stock option plan	21	3	43	14
Common shares purchased	(60)	(8)	(128)	(44)
Dividends paid	(102)	(94)	(195)	(187)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(142)	355	(282)	236

INCREASE (DECREASE) IN CASH	(49)	118	(206)	152
CASH AT BEGINNING OF PERIOD	1,045	301	1,202	267

CASH AT END OF PERIOD	996	419	996	419

(a) Included contribution to registered pension plans	(147)	(232)	(244)	(298)

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

The results for the six months ended June 30, 2012, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.     Business Segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2012	2011	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues	1,073	1,400	6,032	6,021	347	340
Intersegment sales	948	1,140	594	728	69	105
Investment and other income	38	3	22	9	-	-

	2,059	2,543	6,648	6,758	416	445

EXPENSES
Exploration	18	22	-	-	-	-
Purchases of crude oil and products	740	963	5,234	5,647	282	329
Production and manufacturing	701	596	499	415	47	47
Selling and general	-	2	222	237	16	16
Federal excise tax	-	-	340	325	-	-
Depreciation and depletion	119	132	52	52	4	4
Financing costs	-	-	-	1	-	-

TOTAL EXPENSES	1,578	1,715	6,347	6,677	349	396

INCOME BEFORE INCOME TAXES	481	828	301	81	67	49
INCOME TAXES	121	204	69	17	18	13

NET INCOME	360	624	232	64	49	36

Export sales to the United States	386	559	517	307	230	228
Cash flows from (used in) operating activities	599	823	591	(252)	99	77
CAPEX (a)	1,272	884	30	36	1	1

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2012	2011	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	7,452	7,761
Intersegment sales	-	-	(1,611)	(1,973)	-	-
Investment and other income	3	1	-	-	63	13

	3	1	(1,611)	(1,973)	7,515	7,774

EXPENSES
Exploration	-	-	-	-	18	22
Purchases of crude oil and products	-	-	(1,611)	(1,973)	4,645	4,966
Production and manufacturing	-	-	-	-	1,247	1,058
Selling and general	9	(2)	-	-	247	253
Federal excise tax	-	-	-	-	340	325
Depreciation and depletion	3	2	-	-	178	190
Financing costs	-	-	-	-	-	1

TOTAL EXPENSES	12	-	(1,611)	(1,973)	6,675	6,815

INCOME BEFORE INCOME TAXES	(9)	1	-	-	840	959
INCOME TAXES	(3)	(1)	-	-	205	233

NET INCOME	(6)	2	-	-	635	726

Export sales to the United States	-	-	-	-	1,133	1,094
Cash flows from (used in) operating activities	28	8	-	-	1,317	656
CAPEX (a)	5	4	-	-	1,308	925

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and additions to capital leases.

IMPERIAL OIL LIMITED

Six Months to June 30 millions of dollars	Upstream		Downstream		Chemical
	2012	2011	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues	2,468	2,574	11,787	11,368	691	671
Intersegment sales	2,042	2,297	1,388	1,439	151	194
Investment and other income	41	11	55	18	-	-

	4,551	4,882	13,230	12,825	842	865

EXPENSES
Exploration	46	59	-	-	-	-
Purchases of crude oil and products	1,761	1,824	10,255	10,416	596	636
Production and manufacturing	1,292	1,195	840	752	92	90
Selling and general	2	3	463	460	33	32
Federal excise tax	-	-	656	640	-	-
Depreciation and depletion	248	265	108	102	7	7
Financing costs	-	-	-	-	-	-

TOTAL EXPENSES	3,349	3,346	12,322	12,370	728	765

INCOME BEFORE INCOME TAXES	1,202	1,536	908	455	114	100
INCOME TAXES	300	384	221	115	30	26

NET INCOME	902	1,152	687	340	84	74

Export sales to the United States	849	1,108	748	558	441	428
Cash flows from (used in) operating activities	1,486	1,540	778	19	46	82
CAPEX (a)	2,417	1,702	53	72	2	3
Total assets as at June 30	19,146	15,184	6,633	7,044	368	416

Six Months to June 30 millions of dollars	Corporate and Other		Eliminations		Consolidated
	2012	2011	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	14,946	14,613
Intersegment sales	-	-	(3,581)	(3,930)	-	-
Investment and other income	6	3	-	-	102	32

	6	3	(3,581)	(3,930)	15,048	14,645

EXPENSES
Exploration	-	-	-	-	46	59
Purchases of crude oil and products	-	-	(3,581)	(3,930)	9,031	8,946
Production and manufacturing	-	-	-	-	2,224	2,037
Selling and general	33	79	-	-	531	574
Federal excise tax	-	-	-	-	656	640
Depreciation and depletion	5	4	-	-	368	378
Financing costs	-	1	-	-	-	1

TOTAL EXPENSES	38	84	(3,581)	(3,930)	12,856	12,635

INCOME BEFORE INCOME TAXES	(32)	(81)	-	-	2,192	2,010
INCOME TAXES	(9)	(22)	-	-	542	503

NET INCOME	(23)	(59)	-	-	1,650	1,507

Export sales to the United States	-	-	-	-	2,038	2,094
Cash flows from (used in) operating activities	54	(26)	-	-	2,364	1,615
CAPEX (a)	9	7	-	-	2,481	1,784
Total assets as at June 30	1,221	640	(127)	(318)	27,241	22,966

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and additions to capital leases.

IMPERIAL OIL LIMITED

3.     Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2012	2011	2012	2011

Proceeds from asset sales	61	6	139	20
Book value of assets sold	6	6	55	14

Gain/(loss) on asset sales, before tax	55	-	84	6

Gain/(loss) on asset sales, after tax	46	-	70	4

4.     Employee retirement benefits

The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2012	2011	2012	2011

Pension benefits:
Current service cost	41	32	80	61
Interest cost	72	79	144	157
Expected return on plan assets	(72)	(78)	(144)	(154)
Amortization of prior service cost	6	6	11	10
Recognized actuarial loss	61	41	118	81

Net benefit cost	108	80	209	155

Other post-retirement benefits:
Current service cost	2	2	4	3
Interest cost	6	6	11	12
Recognized actuarial loss	2	-	4	1

Net benefit cost	10	8	19	16

IMPERIAL OIL LIMITED

5.     Financing costs

	Second Quarter		Six Months to June 30
millions of dollars	2012	2011	2012	2011

Debt related interest	5	4	9	7
Capitalized interest	(5)	(4)	(9)	(7)

Net interest expense	-	-	-	-
Other interest	-	1	-	1

Total financing costs	-	1	-	1

6.     Long-term debt

	As at June 30	As at Dec 31
millions of dollars	2012	2011

Long-term debt	820	820
Capital leases	21	23

Total long-term debt	841	843

In the second quarter, the company extended the maturity date of its existing unused $200 million long-term bank credit facility to July 2014.

7.     Other long-term obligations

	As at June 30	As at Dec 31
millions of dollars	2012	2011

Employee retirement benefits (a)	2,602	2,645
Asset retirement obligations and other environmental liabilities (b)	908	914
Share-based incentive compensation liabilities	146	125
Other obligations	200	192

Total other long-term obligations	3,856	3,876

(a)	Total recorded employee retirement benefits obligations also included $48 million in current liabilities (December 31, 2011 - $48 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $145 million in current liabilities (December 31, 2011 - $145 million).

IMPERIAL OIL LIMITED

8.     Net income per share

	Second Quarter		Six Months to June 30
	2012	2011	2012	2011

Net income per common share - basic
Net income (millions of dollars)	635	726	1,650	1,507
Weighted average number of common shares outstanding (millions of shares)	848.0	847.7	847.9	847.7
Net income per common share (dollars)	0.75	0.86	1.95	1.78
Net income per common share - diluted
Net income (millions of dollars)	635	726	1,650	1,507
Weighted average number of common shares outstanding (millions of shares)	848.0	847.7	847.9	847.7
Effect of employee share-based awards (millions of shares)	3.6	6.2	3.5	6.3

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	851.6	853.9	851.4	854.0
Net income per common share (dollars)	0.75	0.85	1.94	1.76

9.     Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2012	2011

January 1 balance	(2,238)	(1,424)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(117)	(172)
Amounts reclassified from accumulated other comprehensive income	99	69

June 30 balance	(2,256)	(1,527)

Income tax expense/(credit) for components of other comprehensive income:

	Second Quarter		Six Months to June 30
millions of dollars	2012	2011	2012	2011

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	(22)	(40)	(59)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost	18	13	34	24

	18	(9)	(6)	(35)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the second quarter of 2012 was $635 million or $0.75 a share on a diluted basis, compared with $726 million or $0.85 a share for the same period last year. Net income for the first six months of 2012 was $1,650 million or $1.94 a share on a diluted basis, versus $1,507 million or $1.76 a share for the first half of 2011.

Lower second quarter earnings were primarily attributable to the impacts of lower upstream realizations due to lower commodity prices of about $345 million and higher planned maintenance events totalling about $230 million, which included about $120 million at the Downstream refineries and about $110 million at Syncrude. Earnings in the second quarter of 2012 were also impacted by higher Kearl production readiness expenditures of about $30 million. These factors were partially offset by the impacts of stronger industry refining margins of about $270 million, lower royalty costs of about $145 million and a weaker Canadian dollar of about $50 million. Second quarter earnings in 2012 included a gain of about $25 million from the sale of assets.

For the six months, earnings increased primarily due to stronger industry refining margins of about $410 million and lower royalty costs of about $95 million. These factors were partially offset by lower upstream realizations of about $245 million due to lower commodity prices and lower Syncrude volumes of about $105 million, due primarily to increased planned maintenance impacts.

Upstream

Net income in the second quarter was $360 million versus $624 million in the same period of 2011. Earnings decreased primarily due to lower realizations of about $345 million, lower Syncrude volumes due to planned maintenance activities of about $75 million and higher Syncrude maintenance costs of about $35 million. Earnings in the second quarter of 2012 were also impacted by higher Kearl production readiness expenditures of about $30 million. These factors were partially offset by lower royalty costs due to lower realizations of about $145 million and the impact of a weaker Canadian dollar of about $50 million. Second quarter earnings in 2012 included a gain of about $25 million from the sale of assets.

Net income for the six months of 2012 was $902 million versus $1,152 million from 2011. Earnings were lower primarily due to the impacts of lower realizations of about $245 million, lower Syncrude volumes of about $105 million and higher maintenance costs of about $45 million. These factors were partially offset by lower royalty costs of about $95 million and the impact of a weaker Canadian dollar of about $60 million.

Prices for most of the company’s liquids production are based on West Texas Intermediate (WTI) crude oil, a common benchmark for mid-continent North American oil markets. Compared to the corresponding periods last year, the average WTI crude price in U.S. dollars was lower by $8.99 a barrel or nine percent in the second quarter of 2012 and by $0.35 a barrel or less than one percent in the first six months of 2012. Also, discounts for bitumen and synthetic crude oils increased in the second quarter and first six months of 2012, reflecting high industry refining downtime in mid-continent North America. For the second quarter and in the first six months of 2012, bitumen realizations in Canadian dollars decreased 17 percent and one percent, respectively, and synthetic crude oil realizations in Canadian dollars decreased 19 percent and seven percent, respectively, compared to the corresponding periods last year.

Gross production of Cold Lake bitumen averaged 152 thousand barrels a day during the second quarter, versus 158 thousand barrels in the same period last year. For the six months, gross production was 155 thousand barrels a day this year, compared with 157 thousand barrels in the same period of 2011. Slightly lower volumes in both periods were primarily due to planned maintenance activities at the Mahkeses plant as well as the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the second quarter was 60 thousand barrels a day, versus 70 thousand barrels in the second quarter of 2011. During the six months of the year, the company’s share of gross production from Syncrude averaged 67 thousand barrels a day, down from 75 thousand barrels in 2011. Planned maintenance of one of the three cokers in the second quarter was the main contributor to lower production in both periods.

Gross production of conventional crude oil averaged 20 thousand barrels a day in both the second quarter and the first six months of the year, up from the 16 thousand barrels and 19 thousand barrels, respectively, in the corresponding periods in 2011 when third-party pipeline downtime significantly reduced production at the Norman Wells field.

Gross production of natural gas during the second quarter of 2012 was 195 million cubic feet a day, down from 257 million cubic feet in the same period last year. In the six months of the year, gross production was 197 million cubic feet a day, down from 263 million cubic feet in the six months of 2011. The lower production volume in both periods was primarily a result of the impact of divested producing properties.

Downstream

Net income was $232 million in the second quarter, $168 million higher than the second quarter of 2011. Earnings increased primarily due to the favourable impact of stronger industry refining margins of about $270 million. This factor was partially offset by the unfavourable impact of significant maintenance activities of about $120 million.

Industry refining margins continued to be strong in the second quarter, as the overall cost of crude oil processed at three of the company’s four refineries followed the trend of WTI prices and Western Canadian crude oils. Canadian wholesale prices of refined products are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominately tied to international product markets. Stronger industry refining margins are the result of the widened differential between product prices and cost of crude oil processed. Substantial planned maintenance activities at Strathcona and Nanticoke refineries along with unplanned downtime at the Sarnia refinery reduced our ability to fully capitalize on the strong refining margins.

Six months net income was $687 million, an increase of $347 million over 2011. Higher earnings were primarily due to stronger industry refining margins of about $410 million. This factor was partially offset by the unfavourable impact of a higher level of refinery planned maintenance activities compared with 2011 totalling about $80 million.

Chemical

Net income was $49 million in the second quarter, the best quarter on record and $13 million higher than the same quarter last year. Strong operating performance along with higher polyethylene sales volumes and margins were the main contributors to the increase.

Six months net income was $84 million, up $10 million from 2011. Earnings were positively impacted by improved margins across all product channels and higher polyethylene sales volumes.

Corporate and other

Net income effects from Corporate and other were negative $6 million in the second quarter, in line with $2 million in the same period of 2011. For the six months of 2012, net income effects from Corporate and other were negative $23 million, versus negative $59 million last year due to lower share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,317 million in the second quarter, an increase of $661 million from the corresponding period in 2011. Higher cash flow was primarily due to working capital effects. Year-to-date cash flow generated from operating activities was $2,364 million, compared with $1,615 million in the same period last year. Higher cash flow was primarily due to working capital effects and the timing of scheduled income tax payments.

Investing activities used net cash of $1,224 million in the second quarter, compared with $893 million in the same period of 2011. Additions to property, plant and equipment were $1,290 million in the second quarter, compared with $903 million during the same quarter 2011. Expenditures during the quarter were primarily directed towards the advancement of Kearl initial development and expansion. At the end of the second quarter of 2012, the Kearl Initial Development was 94 percent complete, with construction 88 percent complete. The project is progressing on schedule towards expected start-up in late 2012. Other investments included advancing the Nabiye expansion project at Cold Lake, environmental and efficiency projects at Syncrude, as well as tight oil acreage acquisitions.

Cash used in financing activities was $142 million in the second quarter, compared with $355 million of cash from financing activities in the second quarter of 2011. In the second quarter of 2011, the company issued additional long-term debt and commercial paper totalling $455 million. Dividends paid in the second quarter of 2012 were $102 million, $8 million higher than the corresponding period in 2011. Per-share dividends declared in the first six months of 2012 totalled $0.24, up from $0.22 in the same period of 2011.

In June, the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2012. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2012, to June 24, 2013, including shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from ExxonMobil. During the second quarter of 2012, the company limited its share repurchases to those to offset the dilutive effects from the exercise of stock options. The company will continue to evaluate its share-purchase program in the context of its overall capital project activities.

The above factors led to a decrease in the company’s balance of cash to $996 million at June 30, 2012, from $1,202 million at the end of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2012 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Eight dollars (U.S.) a barrel change in crude oil prices + (-) 300

(a) The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the rate at the end of the second quarter 2012. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from year-end 2011 by about $4 million (after tax) a year for each one U.S. dollar change. The increase was primarily a result of the impact of lower royalty costs for bitumen production due to lower crude oil commodity prices.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the period April 1, 2012 to June 30, 2012, the company issued 1,153,947 common shares to employees or former employees outside the U.S.A. for $15.50 per share upon the exercise of stock options. These issuances were not registered under the Securities Act in reliance on Regulation S thereunder.

Issuer Purchases of Equity Securities (1)(2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2012 (April 1- April 30)	246,003	45.3448	246,003	39,490,994
May 2012 (May 1 – May 31)	1,097,871	44.7521	1,097,871	38,306,196
June 2012 (June 1 – June 30)	0	0	0	38,231,759

(1)

On June 23, 2011, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The program enabled the company to repurchase up to a maximum of 42,385,463 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2011 to June 24, 2012. The program ended on June 24, 2012.

(2)

On June 21, 2012, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,379,951 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2012 to June 24, 2013. If not previously terminated, the program will end on June 24, 2012.

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

IMPERIAL OIL LIMITED (Registrant)

Date: August 1, 2012	/s/ Paul J. Masschelin

(Signature) Paul J. Masschelin Senior Vice-President, Finance and Administration and Controller (Principal Accounting Officer)

Date: August 1, 2012	/s/ Brent A. Latimer

(Signature) Brent A. Latimer Assistant Secretary