Form 10-Q
period 2012-09-30
IMPERIAL OIL LTD
filed 2012-11-06
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES         NO ✓

The number of common shares outstanding, as of September 30, 2012, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2012	2011	2012	2011

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	8,319	7,918	23,265	22,531
Investment and other income (note 3)	17	27	119	59

TOTAL REVENUES AND OTHER INCOME	8,336	7,945	23,384	22,590

EXPENSES
Exploration	21	17	67	76
Purchases of crude oil and products (c)	5,026	4,993	14,057	13,939
Production and manufacturing (d)	1,074	1,017	3,298	3,054
Selling and general	291	249	822	823
Federal excise tax (a)	355	345	1,011	985
Depreciation and depletion	183	192	551	570
Financing costs (note 5)	(1)	-	(1)	1

TOTAL EXPENSES	6,949	6,813	19,805	19,448

INCOME BEFORE INCOME TAXES	1,387	1,132	3,579	3,142
INCOME TAXES	347	273	889	776

NET INCOME	1,040	859	2,690	2,366

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (dollars) (note 8)	1.22	1.01	3.17	2.79
Net income per common share - diluted (dollars) (note 8)	1.22	1.01	3.16	2.77
Dividends per common share (dollars)	0.12	0.11	0.36	0.33

(a) Federal excise tax included in operating revenues	355	345	1,011	985
(b) Amounts from related parties included in operating revenues	613	876	2,258	2,181
(c) Amounts to related parties included in purchases of crude oil and products	914	737	2,469	2,618
(d) Amounts to related parties included in production and manufacturing expenses	57	53	162	154

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2012	2011	2012	2011

Net income	1,040	859	2,690	2,366

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	(117)	(172)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	50	35	149	104

Total other comprehensive income/(loss)	50	35	32	(68)

Comprehensive income	1,090	894	2,722	2,298

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)	As at Sept. 30	As at Dec 31
millions of Canadian dollars	2012	2011

ASSETS
Current assets
Cash	469	1,202
Accounts receivable, less estimated doubtful accounts	2,363	2,290
Inventories of crude oil and products	1,239	762
Materials, supplies and prepaid expenses	249	239
Deferred income tax assets	583	590

Total current assets	4,903	5,083

Long-term receivables, investments and other long-term assets	1,001	920

Property, plant and equipment,	36,963	33,416
less accumulated depreciation and depletion	(14,658)	(14,254)

Property, plant and equipment, net	22,305	19,162

Goodwill	204	204
Other intangible assets, net	58	60

TOTAL ASSETS	28,471	25,429

LIABILITIES
Current liabilities
Notes and loans payable	439	364
Accounts payable and accrued liabilities (a) (note 7)	4,771	4,317
Income taxes payable	1,126	1,268

Total current liabilities	6,336	5,949

Long-term debt (b) (note 6)	990	843
Other long-term obligations (note 7)	3,748	3,876
Deferred income tax liabilities	1,745	1,440

TOTAL LIABILITIES	12,819	12,108

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,566	1,528
Earnings reinvested	16,292	14,031
Accumulated other comprehensive income (note 9)	(2,206)	(2,238)

TOTAL SHAREHOLDERS’ EQUITY	15,652	13,321

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	28,471	25,429

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $204 million (2011 - amounts payable of $215 million).

(b)	Long-term debt included amounts to related parties of $970 million (2011 - $820 million).

(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2011 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2012	2011	2012	2011

OPERATING ACTIVITIES
Net income	1,040	859	2,690	2,366
Adjustment for non-cash items:
Depreciation and depletion	183	192	551	570
(Gain)/loss on asset sales (note 3)	(2)	(17)	(86)	(23)
Deferred income taxes and other	72	59	289	(27)
Changes in operating assets and liabilities:
Accounts receivable	(220)	175	(81)	(132)
Inventories, materials, supplies and prepaid expenses	(293)	26	(487)	(485)
Income taxes payable	(231)	221	(143)	271
Accounts payable and accrued liabilities	229	169	455	879
All other items - net (a)	(109)	(26)	(155)	(146)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	669	1,658	3,033	3,273

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,388)	(1,087)	(3,823)	(2,812)
Proceeds from asset sales	70	24	209	44
Repayment of loan from equity company	-	2	8	8

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,318)	(1,061)	(3,606)	(2,760)

FINANCING ACTIVITIES
Short-term debt - net	75	-	75	135
Long-term debt issued	150	-	150	320
Reduction in capitalized lease obligations	(1)	(1)	(3)	(3)
Issuance of common shares under stock option plan	-	1	43	15
Common shares purchased	-	(3)	(128)	(47)
Dividends paid	(102)	(93)	(297)	(280)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	122	(96)	(160)	140

INCREASE (DECREASE) IN CASH	(527)	501	(733)	653
CASH AT BEGINNING OF PERIOD	996	419	1,202	267

CASH AT END OF PERIOD	469	920	469	920

(a) Included contribution to registered pension plans	(171)	(12)	(415)	(310)

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

The results for the nine months ended September 30, 2012, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.    Business Segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	1,056	1,263	6,963	6,319	300	336
Intersegment sales	1,012	994	559	614	68	80
Investment and other income	1	1	13	23	1	-

	2,069	2,258	7,535	6,956	369	416

EXPENSES
Exploration	21	17	-	-	-	-
Purchases of crude oil and products	593	781	5,818	5,596	254	304
Production and manufacturing	671	627	357	347	46	43
Selling and general	-	2	233	251	19	18
Federal excise tax	-	-	355	345	-	-
Depreciation and depletion	123	133	56	53	2	3
Financing costs	(1)	-	-	-	-	-

TOTAL EXPENSES	1,407	1,560	6,819	6,592	321	368

INCOME BEFORE INCOME TAXES	662	698	716	364	48	48
INCOME TAXES	164	164	180	92	11	11

NET INCOME	498	534	536	272	37	37

Export sales to the United States	590	496	396	257	191	221
Cash flows from (used in) operating activities	210	1,004	458	589	44	55
CAPEX (a)	1,376	1,051	27	48	1	-

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	8,319	7,918
Intersegment sales	-	-	(1,639)	(1,688)	-	-
Investment and other income	2	3	-	-	17	27

	2	3	(1,639)	(1,688)	8,336	7,945

EXPENSES
Exploration	-	-	-	-	21	17
Purchases of crude oil and products	-	-	(1,639)	(1,688)	5,026	4,993
Production and manufacturing	-	-	-	-	1,074	1,017
Selling and general	39	(22)	-	-	291	249
Federal excise tax	-	-	-	-	355	345
Depreciation and depletion	2	3	-	-	183	192
Financing costs	-	-	-	-	(1)	-

TOTAL EXPENSES	41	(19)	(1,639)	(1,688)	6,949	6,813

INCOME BEFORE INCOME TAXES	(39)	22	-	-	1,387	1,132
INCOME TAXES	(8)	6	-	-	347	273

NET INCOME	(31)	16	-	-	1,040	859

Export sales to the United States	-	-	-	-	1,177	974
Cash flows from (used in) operating activities	(43)	10	-	-	669	1,658
CAPEX (a)	5	5	-	-	1,409	1,104

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and additions to capital leases.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	3,524	3,837	18,750	17,687	991	1,007
Intersegment sales	3,054	3,291	1,947	2,053	219	274
Investment and other income	42	12	68	41	1	-

	6,620	7,140	20,765	19,781	1,211	1,281

EXPENSES
Exploration	67	76	-	-	-	-
Purchases of crude oil and products	2,354	2,605	16,073	16,012	850	940
Production and manufacturing	1,963	1,822	1,197	1,099	138	133
Selling and general	2	5	696	711	52	50
Federal excise tax	-	-	1,011	985	-	-
Depreciation and depletion	371	398	164	155	9	10
Financing costs	(1)	-	-	-	-	-

TOTAL EXPENSES	4,756	4,906	19,141	18,962	1,049	1,133

INCOME BEFORE INCOME TAXES	1,864	2,234	1,624	819	162	148
INCOME TAXES	464	548	401	207	41	37

NET INCOME	1,400	1,686	1,223	612	121	111

Export sales to the United States	1,641	1,604	942	815	632	649
Cash flows from (used in) operating activities	1,696	2,544	1,236	608	90	137
CAPEX (a)	3,793	2,753	80	120	3	3
Total assets as at September 30	20,727	16,104	7,089	6,830	365	400

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2012	2011	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Operating revenues	-	-	-	-	23,265	22,531
Intersegment sales	-	-	(5,220)	(5,618)	-	-
Investment and other income	8	6	-	-	119	59

	8	6	(5,220)	(5,618)	23,384	22,590

EXPENSES
Exploration	-	-	-	-	67	76
Purchases of crude oil and products	-	-	(5,220)	(5,618)	14,057	13,939
Production and manufacturing	-	-	-	-	3,298	3,054
Selling and general	72	57	-	-	822	823
Federal excise tax	-	-	-	-	1,011	985
Depreciation and depletion	7	7	-	-	551	570
Financing costs	-	1	-	-	(1)	1

TOTAL EXPENSES	79	65	(5,220)	(5,618)	19,805	19,448

INCOME BEFORE INCOME TAXES	(71)	(59)	-	-	3,579	3,142
INCOME TAXES	(17)	(16)	-	-	889	776

NET INCOME	(54)	(43)	-	-	2,690	2,366

Export sales to the United States	-	-	-	-	3,215	3,068
Cash flows from (used in) operating activities	11	(16)	-	-	3,033	3,273
CAPEX (a)	14	12	-	-	3,890	2,888
Total assets as at September 30	713	1,137	(423)	(277)	28,471	24,194

(a)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and additions to capital leases.

IMPERIAL OIL LIMITED

3.     Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2012	2011	2012	2011
Proceeds from asset sales	70	24	209	44
Book value of assets sold	68	7	123	21

Gain/(loss) on asset sales, before tax	2	17	86	23

Gain/(loss) on asset sales, after tax	1	15	67	19

4. Employee retirement benefits The components of net benefit cost were as follows:
	Third Quarter		Nine Months to September 30
millions of dollars	2012	2011	2012	2011
Pension benefits:
Current service cost	40	30	120	91
Interest cost	72	78	216	235
Expected return on plan assets	(72)	(77)	(216)	(231)
Amortization of prior service cost	6	6	17	16
Amortization of actuarial loss	59	41	177	122

Net benefit cost	105	78	314	233

Other post-retirement benefits:
Current service cost	2	1	6	4
Interest cost	5	6	16	18
Amortization of actuarial loss	2	1	6	2

Net benefit cost	9	8	28	24

IMPERIAL OIL LIMITED

5.     Financing costs

	Third Quarter		Nine Months to September 30
millions of dollars	2012	2011	2012	2011
Debt related interest	5	5	14	12
Capitalized interest	(5)	(5)	(14)	(12)

Net interest expense	-	-	-	-
Other interest	(1)	-	(1)	1

Total financing costs	(1)	-	(1)	1

6.     Long-term debt

	As at	As at
	Sept. 30	Dec 31
millions of dollars	2012	2011
Long-term debt	970	820
Capital leases	20	23

Total long-term debt	990	843

In the third quarter, the company increased the amount of its existing stand-by long-term bank credit facility from $200 million to $300 million and extended the maturity date to August 2014. The company has not drawn on the facility.

7.     Other long-term obligations

	As at	As at
	Sept. 30	Dec 31
millions of dollars	2012	2011
Employee retirement benefits (a)	2,456	2,645
Asset retirement obligations and other environmental liabilities (b)	919	914
Share-based incentive compensation liabilities	175	125
Other obligations	198	192

Total other long-term obligations	3,748	3,876

(a)	Total recorded employee retirement benefits obligations also included $48 million in current liabilities (December 31, 2011 - $48 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $145 million in current liabilities (December 31, 2011 - $145 million).

IMPERIAL OIL LIMITED

8.  Net income per share

	Third Quarter		Nine Months to September 30
	2012	2011	2012	2011

Net income per common share - basic

Net income (millions of dollars)	1,040	859	2,690	2,366

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.8	847.7

Net income per common share (dollars)	1.22	1.01	3.17	2.79

Net income per common share - diluted

Net income (millions of dollars)	1,040	859	2,690	2,366

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.8	847.7
Effect of share-based awards (millions of shares)	3.8	6.2	3.6	6.3

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	851.4	853.8	851.4	854.0

Net income per common share (dollars)	1.22	1.01	3.16	2.77

9.  Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2012	2011
January 1 balance	(2,238)	(1,424)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(117)	(172)
Amounts reclassified from accumulated other comprehensive income	149	104

September 30 balance	(2,206)	(1,492)

Income tax expense/(credit) for components of other comprehensive income:

	Third Quarter		Nine Months to September 30
millions of dollars	2012	2011	2012	2011
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	(40)	(59)
Amortization of post-retirement benefit liability adjustment
included in net periodic benefit cost	17	12	51	36

	17	12	11	(23)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The company’s net income for the third quarter of 2012 was $1,040 million or $1.22 a share on a diluted basis, compared with $859 million or $1.01 a share for the same period last year. Net income for the first nine months of 2012 was $2,690 million or $3.16 a share on a diluted basis, versus $2,366 million or $2.77 a share for the first nine months of 2011.

Higher third quarter earnings were primarily attributable to higher mid-continent industry refining margins of about $270 million partially offset by lower Syncrude and natural gas realizations of about $75 million. Earnings in the third quarter of 2012 were also impacted by higher Kearl production readiness expenditures of about $30 million.

For the first nine months, earnings increased primarily due to stronger industry refining margins of about $700 million and lower royalty costs of about $160 million. These factors were partially offset by the impacts of lower Upstream realizations of about $325 million, lower Upstream volumes of about $85 million and higher refinery planned maintenance of about $80 million. Year-to-date earnings in 2012 were also impacted by higher Kearl production readiness expenditures of about $60 million.

Upstream

Net income in the third quarter was $498 million versus $534 million in the same period of 2011. Earnings decreased primarily due to lower Syncrude and natural gas realizations of about $75 million, lower Cold Lake production of about $40 million and higher Kearl production readiness expenditures of about $30 million. These factors were partially offset by lower royalty costs of about $60 million, higher Syncrude and conventional volumes of about $60 million, the latter primarily due to the absence of third-party pipeline downtime which significantly reduced conventional production in 2011.

Net income for the first nine months of 2012 was $1,400 million versus $1,686 million from 2011. Earnings were lower primarily due to the impacts of lower realizations of about $325 million, lower Syncrude and Cold Lake volumes of about $140 million largely as a result of increased planned maintenance and higher Kearl production readiness expenditures of about $60 million. These factors were partially offset by lower royalty costs of about $160 million, the impact of a weaker Canadian dollar of about $70 million and higher conventional volumes of about $50 million.

Prices for most of the company’s liquids production are based on West Texas Intermediate (WTI) crude oil, a common benchmark for mid-continent North American oil markets. Compared to the corresponding periods last year, the average WTI crude price in U.S. dollars was higher by $2.66 a barrel or about three percent in the third quarter of 2012 and essentially unchanged in the first nine months of 2012. The company’s Syncrude realizations were impacted by market discounts caused by supply/demand imbalances in mid-continent North America. For the third quarter and in the first nine months of 2012, Syncrude realizations in Canadian dollars decreased by about eight percent and seven percent, respectively, compared to the corresponding periods last year. The company’s average bitumen realizations in Canadian dollars increased in the third quarter and in the first nine months of 2012 in line with WTI. The company’s average realizations on natural gas sales were lower by about 39 percent and 43 percent in the third quarter and in the first nine months of 2012, respectively, in line with the decline in the average of 30-day spot prices for natural gas in Alberta.

Gross production of Cold Lake bitumen averaged 152 thousand barrels a day during the third quarter, versus 162 thousand barrels in the same period last year. For the first nine months of this year, gross production was 154 thousand barrels a day, compared with 159 thousand barrels in the same period of 2011. Lower volumes in both periods were primarily due to higher planned maintenance activities in 2012 along with the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production in the third quarter was 78 thousand barrels a day, versus 75 thousand barrels in the third quarter of 2011. Higher volumes were primarily the result of lower planned maintenance activities in the third quarter of 2012 partially offset by the negative impact of weather on the mine operations in mid-September. During the first nine months of the year, the company’s share of gross production from Syncrude averaged 70 thousand barrels a day, down from 75 thousand barrels in 2011. Higher planned maintenance activities were the main contributor to the lower production.

Gross production of conventional crude oil averaged 19 thousand barrels a day in the third quarter and 20 thousand barrels a day the first nine months of the year, up from the 12 thousand barrels and 17 thousand barrels, respectively, in the corresponding periods in 2011 when third-party pipeline downtime significantly reduced production at the Norman Wells field.

Gross production of natural gas during the third quarter of 2012 was 188 million cubic feet a day, down from 252 million cubic feet in the same period last year. In the first nine months of the year, gross production was 194 million cubic feet a day, down from 259 million cubic feet in the first nine months of 2011. The lower production volume in both periods was primarily a result of the producing properties divestments.

Downstream

Net income was $536 million in the third quarter, $264 million higher than the third quarter of 2011. First nine months net income was $1,223 million, an increase of $611 million over 2011. Both the third quarter and nine month earnings for 2012 were the best quarterly and year-to-date earnings on record.

Higher third quarter 2012 earnings were primarily driven by solid refining operations that captured strong mid-continent refining margins. Mid-continent North America industry refining margins continued to be strong in the third quarter of 2012. The overall cost of crude oil processed at three of the company’s four refineries followed the trend of WTI prices and Western Canadian crude oils. Canadian wholesale prices of refined products are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominately tied to international product markets. Stronger industry refining margins are the result of the widened differential between product prices and cost of crude oil processed.

Higher nine months earnings were primarily due to stronger industry refining margins of about $700 million. This factor was partially offset by the unfavourable impact of a higher level of refinery planned maintenance activities compared with 2011 totalling about $80 million.

Chemical

Net income was $37 million in the third quarter, unchanged from the same quarter last year. Nine months net income was $121 million, up $10 million from 2011. Strong operating performance along with higher polyethylene sales volumes and margins were the main contributors to the increase on a year-to-date basis.

Corporate and Other

Net income effects from Corporate & Other were negative $31 million in the third quarter, compared with $16 million in the same period of 2011. For the nine months of 2012, net income effects from Corporate & Other were negative $54 million, versus negative $43 million last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $669 million in the third quarter, a decrease of $989 million from the corresponding period in 2011. Lower cash flow in the third quarter was primarily due to the timing of scheduled income tax payments and inventory builds partially offset by higher net income. Year-to-date cash flow generated from operating activities was $3,033 million, compared with $3,273 million in the same period last year. Lower cash flow was primarily due to working capital effects partially offset by higher net income.

Investing activities used net cash of $1,318 million in the third quarter, compared with $1,061 million in the same period of 2011. Additions to property, plant and equipment were $1,388 million in the third quarter, compared with $1,087 million during the same quarter 2011. Expenditures during the quarter were primarily directed towards the advancement of Kearl initial development and expansion. At the end of the third quarter of 2012, the Kearl initial development and expansion were 98 percent and 20 percent complete, respectively. Other investments included advancing the Nabiye expansion project at Cold Lake and environmental and efficiency projects at Syncrude.

Cash from financing activities was $122 million in the third quarter, compared with cash used in financing activities of $96 million in the third quarter of 2011. In the third quarter, the company increased its long-term debt level by $150 million by drawing on an existing facility and issued additional commercial paper which increased short-term debt by $75 million. Dividends paid in the third quarter of 2012 were $102 million, $9 million higher than the corresponding period in 2011. Per-share dividends declared in the first nine months of 2012 totaled $0.36, up from $0.33 in the same period of 2011.

The above factors led to a decrease in the company’s balance of cash to $469 million at September 30, 2012, from $1,202 million at the end of 2011.

Imperial Oil is currently evaluating the opportunity to participate up to 50% in the $3.1 billion purchase of Celtic Exploration Limited announced by ExxonMobil Canada on October 17, 2012.

KEARL INITIAL DEVELOPMENT PROJECT UPDATE

At the end of the third quarter of 2012, Kearl initial development was 98 percent complete, with construction 96 percent complete.

Phased start-up activities currently progressing towards the planned start of production around year-end 2012:

•

All equipment modules have been set in place at the Kearl site. The issues associated with the transportation of modules, constructed in South Korea and moved through the United States, have been addressed through construction re-sequencing.

•	The operating organization is fully staffed and trained.
•	Mining operations have commenced and ore is being stockpiled adjacent to the ore processing plant, which is being commissioned.
•	Commissioning of the utilities systems is well advanced.
•	Bitumen processing facilities (which use a proprietary process that eliminates the need for an upgrader) are being readied for the introduction of solvent.
•	Diluent and natural gas supply systems are operational.
•	A new diluted bitumen pipeline connecting to markets is being commissioned.

Start-up of an operation of this size and scope is a sequential process and good progress towards first oil continues.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2012 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Form 10-Q for the quarter ended June 30, 2012.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2012 (July 1- July 31)	0	0	0	42,263,212
August 2012 (Aug 1 – Aug 31)	0	0	0	42,182,960
September 2012 (Sept 1 – Sept 30)	0	0	0	42,107,157

On June 21, 2012, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,379,951 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2012 to June 24, 2013. If not previously terminated, the program will end on June 24, 2013.

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

IMPERIAL OIL LIMITED
(Registrant)

Date: November 5, 2012	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: November 5, 2012	/s/ Brent A. Latimer

(Signature)
Brent A. Latimer
Assistant Secretary