Form 10-K
period 2012-12-31
IMPERIAL OIL LTD
filed 2013-02-27
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2012	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA	T2P 3M9
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:

1-800-567-3776

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares (without par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ✓    No……

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes……No ✓

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

Large accelerated filer ✓    Accelerated filer……Non-accelerated filer……Smaller reporting company……

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).

Yes ……No ✓

As of the last business day of the 2012 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $10,974,195,454 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 13, 2013, was 847,599,011.

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

dollars	2012	2011	2010	2009	2008
Rate at end of period	1.0042	0.9835	0.9991	0.9559	0.8170
Average rate during period	1.0006	1.0144	0.9659	0.8793	0.9335
High	1.0299	1.0584	1.0040	0.9719	1.0291
Low	0.9600	0.9430	0.9280	0.7695	0.7710

On February 13, 2013, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.9980 U.S. = $1.00 Canadian.

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Actual future results, including demand growth and energy source mix; production growth and mix; project plans, dates, costs and capacities; production rates and resource recoveries; cost savings; product sales; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors, such as changes in the price, supply of and demand for crude oil, natural gas, and petroleum and petrochemical products; political or regulatory events; project schedules; commercial negotiations; the receipt, in a timely manner, of regulatory and third-party approvals; unanticipated operational disruptions; unexpected technological developments; and other factors discussed in Item 1A of this annual report on Form 10-K and in the management’s discussion and analysis of financial condition and results of operations contained in Item 7. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, some that are similar to other oil and gas companies and some that are unique to Imperial. Imperial’s actual results may differ materially from those expressed or implied by its forward-looking statements and readers are cautioned not to place undue reliance on them.

The term “project” as used in this report does not necessarily have the same meaning as under Securities and Exchange Commission (“SEC”) Rule 13q-1 relating to government payment reporting. For example, a single project for purposes of the rule may encompass numerous properties, agreements, investments, developments, phases, work efforts, activities and components, each of which we may also informally describe as a “project”.

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

The company’s operations are conducted in three main segments: Upstream, Downstream and Chemical. Upstream operations include the exploration for, and production of, conventional crude oil, natural gas, synthetic oil and bitumen. Downstream operations consist of the transportation and refining of crude oil, blending of refined products and the distribution and marketing of those products. Chemical operations consist of the manufacturing and marketing of various petrochemicals.

Financial information about segments and geographic areas for the company is contained in the Financial section of this report under Note 2 to the consolidated financial statements: “Business segments”.

On November 28, 2012, Imperial announced that it would participate as a 50-percent owner with ExxonMobil Canada Ltd. in Celtic Exploration Ltd. (“Celtic”). The acquisition of 100 percent of Celtic by ExxonMobil Canada was approved by Celtic Exploration’s shareholders on December 14, 2012 and by regulatory authorities on February 20, 2013. Imperial’s participation occurred immediately after the acquisition closed on February 26, 2013, by means of a sale of a 50-percent interest in Celtic’s assets and liabilities from ExxonMobil Canada to Imperial. Reference is made to the Financial Section of this report under the sub-section entitled “Upstream” in the “Business environment and risk assessment” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to “Note 17: Subsequent event” and “Note 14: Long-term debt” for further details.

Upstream

Disclosure of Reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2012, as detailed in the “Oil and gas reserves” part of the Financial section, starting on page 31 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favorable or adverse event has occurred since December 31, 2012 that would cause a significant change in the estimated proved reserves as of that date. Proved reserves from the Celtic acquisition will be included in 2013 year-end reporting for the first time.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	52	373	599	543	1,256
Undeveloped	1	115	-	2,298	2,318
Total net proved	53	488	599	2,841	3,574
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

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

Technologies used in establishing proved reserves estimates

Additions to Imperial’s proved reserves in 2012 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Preparation of reserves estimates

Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with Securities and Exchange Commission (“SEC”) rules and regulations, review of annual changes in reserves estimates, and the reporting of Imperial’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.

Key components of the reserves estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. The reserves management group maintains a central database containing the official company reserves estimates and production data. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds will require further review and approval of the appropriate level of management within the operating organization, culminating in reviews with and approval by senior management and the company’s board of directors.

The Operations Technical Engineering Manager, who is an employee of the company, has evaluated the company’s reserves data and filed a report to the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of about 61 persons with an average of approximately 15 years of relevant technical experience in evaluating reserves, of whom about 38 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of about 13 persons with an average of approximately 13 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As of December 31, 2012, approximately 65 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 2,318 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with either the Kearl project or Cold Lake field. This compared to approximately 60 percent or 1,904 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2011. Increased proved undeveloped reserves in 2012 were primarily due to the initial booking of the approved Nabiye expansion at Cold Lake. Other increases in proved undeveloped reserves were primarily a result of increased development scope at Cold Lake and the impact of royalty costs at Kearl.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a significant lead-time in order to be developed. The company made investments of about $4.5 billion during the year to progress the development of reported proved undeveloped reserves. The largest project under development in 2012 was the Kearl project. By 2012 year-end, construction of the initial development was complete and phased start-up activities were underway. Production of mined diluted bitumen from the first froth treatment train is expected in the first quarter of 2013. Construction of the Kearl expansion was advanced in 2012.

Proved undeveloped reserves at Cold Lake are associated with the ongoing drilling program and Nabiye expansion project. Imperial moved 38 million oil-equivalent barrels from proved undeveloped to proved developed reserves at Cold Lake through ongoing drilling programs. Construction of the Nabiye expansion was advanced in 2012.

Proved undeveloped reserves that have remained undeveloped for five years or more are primarily associated with the initial development at Kearl. Reserves associated with the initial development at Kearl were initially booked as proved undeveloped reserves in 2008 and have remained undeveloped for five years due to the time required to complete development. Construction of the initial development was complete by 2012 year-end and phased start-up activities were underway. The balance of the company’s proved undeveloped reserves of five years or more are all located at Cold Lake and were not material compared to the company’s proved reserves and proved undeveloped reserves.

Oil and gas production, production prices and production costs

Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 35 of this report for a narrative discussion on the material changes.

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2012 was as follows. All reported production volumes were from Canada.

thousands of barrels a day		2012	2011	2010
Bitumen (c):	- gross (a)	154	160	144
	- net (b)	123	120	115
Synthetic oil (d):	- gross (a)	72	72	73
	- net (b)	69	67	67
Liquids:	- gross (a)	24	23	30
	- net (b)	18	17	22
Total:	- gross (a)	250	255	247
	- net (b)	210	204	204
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.
(c)	All of the company’s bitumen production volumes were from the Cold Lake production operation.
(d)	All of the company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

Average daily production and sales of natural gas

The company’s average daily production and sales of natural gas during the three years ended December 31, 2012 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 35 of this report for a narrative discussion on the material changes.

millions of cubic feet a day	2012	2011	2010
Gross production (a) (b)	192	254	280
Net production (c)	195	228	254
Sales (d)	177	237	264
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both. Net natural gas production in 2012 includes favourable royalty cost adjustments.
(d)	Sales are sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels a day	2012	2011	2010
Total production oil-equivalent basis:
- gross (a)	282	297	294
- net (b)	243	242	246
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2012, were as follows:

dollars a barrel	2012	2011	2010
Liquids	71.52	77.34	65.84
Synthetic oil	92.48	101.43	80.63
Bitumen	59.76	63.95	58.36
dollars per thousand cubic feet
Natural gas	2.33	3.59	4.04

Average unit production costs

dollars a barrel	2012	2011	2010
Synthetic oil	48.41	48.33	45.17
Bitumen	21.98	19.30	18.43
Total oil-equivalent basis (a)	29.10	26.63	24.76
(a)	Includes liquids, bitumen, synthetic oil and natural gas.

In 2012, unit production costs increased on a net basis primarily due to pre start-up costs associated with the Kearl initial development.

In 2011, unit production costs increased on a net basis primarily due to lower net volumes as a result of higher royalty costs, increased maintenance costs at Syncrude and pre start-up costs associated with the Kearl initial development.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.

Wells Drilled

The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ending December 31, 2012.

wells	2012	2011	2010
Net productive exploratory	1	3	6
Net dry exploratory	-	-	-
Net productive development	39	96	183
Net dry development	-	-	-
Total	40	99	189

In 2012, the following wells were drilled to add productive capacity: 28 bitumen development wells in undeveloped areas of existing phases at Cold Lake, three development evaluation wells at Cold Lake, four net Horn River pilot wells and four net tight oil development wells.

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

Wells drilling

At December 31, 2012, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2012
wells	Gross	Net
Total	101	94

Exploratory and development activities regarding oil and gas resources

Cold Lake

To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2012, the company executed a development drilling program of 28 wells on existing phases.

In February 2012, the Nabiye expansion at Cold Lake was approved by the company’s board and appropriated for $2 billion. The expansion is expected to bring on additional production of more than 40,000 barrels a day, before royalties. The expansion was 37 percent complete by 2012 year-end and start-up is expected to be year-end 2014.

In 2013, a development drilling program is planned within the approved development area to add productive capacity from undeveloped areas of existing Cold Lake phases.

The company also conducts experimental pilot operations to improve recovery of bitumen from wells by means of new drilling, production and recovery techniques.

Horn River pilot

The Horn River pilot started up at its design rate of 30 million cubic feet a day (15 million cubic feet Imperial’s share). Pilot data will be used to evaluate full field development economics.

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

In October 2004, the company and its co-venturers filed regulatory applications and environmental impact statements for the project with the National Energy Board (NEB) and other boards, panels and agencies responsible for assessing and regulating energy developments in the Northwest Territories. All the scheduled public hearings by the Joint Review Panel (JRP) and the NEB were concluded in late 2007. The JRP report was released in late 2009. In late 2010, the NEB announced its approval of plans to build and operate the project and 264 conditions in areas such as engineering, safety and environmental protection. Federal cabinet approved the project in early 2011. Imperial continues to maintain the right of way agreements and permits required to develop its Mackenzie Delta natural gas resource.

Beaufort Sea

In 2007, the company acquired a 50 percent interest in an exploration licence in the Beaufort Sea. As part of the evaluation, a 3-D seismic survey was conducted in 2008 and the company has since carried out data collection programs to support environmental studies and safe exploration drilling operations.

In 2010, the company executed an agreement to cross-convey interests with another company to acquire a 25 percent interest in an additional Beaufort Sea exploration licence. As a result of that agreement, the company’s interest in its original licence was reduced to 25 percent.

The exploration licences are held through 2019 and 2020 respectively.

In 2012, Imperial and its joint venture partners began community consultation regarding potential future exploration activities on the licenses.

Other oil sands activity

Imperial began preparing the regulatory applications for new in situ oil sands projects at Aspen (south of Kearl) and Cold Lake Grand Rapids.

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

Production from the initial development is expected to be approximately 110,000 barrels of bitumen a day, before royalties, of which the company’s share would be about 78,000 barrels a day. By 2012 year-end, the construction of the initial development was complete and phased start-up activities were underway. Despite U.S. permitting and regulatory issues that continued for almost two years involving transportation of facility modules and significant challenges including an early onset of winter and exceptionally harsh weather during start-up operations, production of mined diluted bitumen from the first froth treatment train is expected in the first quarter of 2013. The final cost for the initial development is expected to be $12.9 billion, of which the company’s share is $9.2 billion.

The Kearl expansion, sanctioned in 2011 for $8.9 billion ($6.3 billion Imperial’s share), was 27 percent complete at the end of 2012. The Kearl expansion is expected to bring on additional production of 110,000 barrels of bitumen a day, before royalties, by late 2015, of which the company’s share would be about 78,000 barrels a day.

Future debottlenecking of both the initial development and expansion will increase output to reach the regulatory capacity of 345,000 barrels of bitumen a day by 2020, of which the company’s share would be about 245,000 barrels a day.

Bitumen from the Kearl project will be extracted from oil sands produced from open-pit mining operations and processed through a bitumen extraction and froth treatment train. The product, a blend of bitumen and diluent, is planned to be shipped via pipelines for distribution to North American markets. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation to market by pipeline.

A variety of existing and new logistics outlets have been secured or are being developed to move the company’s share of production from the Kearl initial development to certain of the company’s refineries, ExxonMobil’s refineries and to third party refineries.

Kearl will be subject to the revised Alberta generic oil sands royalty regime, which took effect in 2009. Royalty rates are based upon a sliding scale determined by the price of crude oil.

Other oil sands activity

The company is continuing to evaluate other undeveloped, mineable oil sands acreage in the Athabasca region.

Present activities

Review of principal ongoing activities

Cold Lake

During 2012, average net production at Cold Lake was about 123,000 barrels a day and gross production was about 154,000 barrels a day.

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

In 2012, the company’s share of Syncrude’s net production of synthetic crude oil was about 69,000 barrels a day and gross production was about 72,000 barrels a day.

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

Conventional oil and gas

Most of the company’s larger fields in the Western provinces have been in production for several decades, and the amount of oil and gas that is produced from conventional fields is declining.

The company’s largest conventional oil producing asset is the Norman Wells oil field in the Northwest Territories, which currently accounts for about 70 percent of the company’s gross production of conventional crude oil. In 2012, gross production of crude oil from Norman Wells was about 14,000 barrels a day.

Delivery commitments

In 2013 and 2014, the company is contractually committed to deliver natural gas totaling approximately 18 billion cubic feet in Canada, which is substantially less than the company’s current production from its natural gas reserves.

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2012 and 2011, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2012				Year-ended December 31, 2011
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	5,036	4,736	2,542	875	5,138	4,802	2,404	847
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2012, the company had an interest in four gross wells with multiple completions (2011 - four gross wells).

Land holdings

At December 31, 2012 and 2011, the company held the following oil and gas rights, bitumen and synthetic oil leases, all of which are located in Canada, specifically in the Western provinces, in the Canada lands and in the Atlantic offshore:

		Acres
		Developed		Undeveloped		Total
thousands of acres		2012	2011	2012	2011	2012	2011
Western provinces:
Liquids and gas	- gross (a)	2,127	2,156	658	629	2,785	2,785
	- net (b)	687	709	359	341	1,046	1,050
Bitumen	- gross (a)	103	103	606	636	709	739
	- net (b)	103	103	345	363	448	466
Synthetic oil	- gross (a)	118	114	135	139	253	253
	- net (b)	29	28	34	35	63	63
Canada lands (c):
Liquids and gas	- gross (a)	4	4	2,314	2,314	2,318	2,318
	- net (b)	2	2	722	722	724	724
Atlantic offshore:
Liquids and gas	- gross (a)	65	65	1,780	1,780	1,845	1,845
	- net (b)	6	6	270	270	276	276
Total (d):	- gross (a)	2,417	2,442	5,493	5,498	7,910	7,940
	- net (b)	827	848	1,730	1,731	2,557	2,579
(a)	Gross acres include the interests of others.
(b)	Net acres exclude the interests of others.
(c)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(d)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 193,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 80,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca and Peace River areas totaling about 141,000 net acres. In 2012, the company divested about 18,000 undeveloped net acres in these regions.

The company’s share of Syncrude joint-venture leases covering about 63,000 net acres accounts for the entire synthetic oil acreage.

Oil sands leases have an exploration period of fifteen years and are continued beyond that point by meeting the minimum level of evaluation, payment of escalating rentals, or by production. The majority of the acreage in Cold Lake and Syncrude is continued by production. The acreage at Kearl is continued by the payment of escalating rentals.

The company holds interest in an additional 1,046,000 net acres of developed and undeveloped land in Western Canada related to conventional oil and natural gas. Included in this number is a total acreage position of about 170,000 net acres at Horn River, British Columbia. In 2012, the company divested a total of about 17,000 net acres and relinquished about 9,000 net acres in Western Canada. This was partially offset by acquisitions of about 22,000 net acres.

Petroleum and natural gas leases and licences from Western provinces have an exploration period ranging from two to 15 years and are continued beyond that point by production.

Canada lands

Land holdings in Canada lands primarily include acreage in the Beaufort Sea of about 252,000 net acres, the Summit Creek area of central Mackenzie Valley totaling about 222,000 net acres and the Mackenzie Delta of about 184,000 net acres.

Exploration licences on Canada lands and Atlantic offshore have a finite term which can be extended upon payment of a fee. If a significant discovery is made, a significant discovery licence (“SDL”) may be granted that holds the acreage under the SDL indefinitely, subject to certain conditions.

The company’s net acreage in Canada lands is either continued by production or held through exploration licences and SDLs.

Atlantic offshore

In 2013, the company expects to assign or otherwise relinquish its land holdings in the Orphan Basin area. The company’s land holdings in the Orphan Basin totaled about 224,000 net acres at year-end 2012.

The remaining Atlantic offshore acreage is continued by production or held by SDLs.

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

Refining

The company owns and operates four refineries. The Strathcona refinery operates lubricating oil production facilities. The Strathcona and Sarnia refineries process Canadian crude oil, and the Dartmouth and Nanticoke refineries process a combination of Canadian and foreign crude oil. In addition to crude oil, the company purchases finished products to supplement its refinery production.

In the second quarter of 2012, Imperial announced its intention to market the Dartmouth refinery and related supply terminals to prospective buyers. At year-end 2012, the Dartmouth refinery had a rated capacity of 85 thousand barrels a day. The company is also assessing alternatives including conversion to a products terminal. A decision is expected by mid-2013.

In 2012, capital expenditures of about $72 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

The approximate average daily volumes of refinery throughput during the five years ended December 31, 2012, and the daily rated capacities of the refineries at December 31, 2012 and 2007, were as follows:

	Refinery throughput (a)					Rated capacities (b) at
	Year-ended December 31					December 31
thousands of barrels a day	2012	2011	2010	2009	2008	2012	2007
Strathcona, Alberta	163	169	168	145	155	189	187
Sarnia, Ontario	103	102	102	100	108	119	121
Nanticoke, Ontario	99	93	104	94	107	113	112
Dartmouth, Nova Scotia	70	66	70	74	76	85	82
Total	435	430	444	413	446	506	502
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

Refinery throughput was 86 percent of capacity in 2012, one percent higher than the previous year. The higher rate was primarily a result of improved refinery operations partially offset by higher planned maintenance activities at the Strathcona refinery.

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

Marketing

The company markets more than 600 petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.

The company sells to the motoring public through Esso retail service stations. On average during the year, there were more than 1,770 retail service stations, of which about 470 were company owned or leased, but none of which were company operated. The company continues to improve its Esso retail service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

The Canadian farm, residential heating and small commercial markets are served through about 50 branded agents and resellers. The company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the five years ended December 31, 2012, are set out in the following table:

thousands of barrels a day	2012	2011	2010	2009	2008
Gasolines	221	220	218	200	204
Heating, diesel and jet fuels	151	157	153	143	157
Heavy fuel oils	30	29	28	27	30
Lube oils and other products	43	41	43	39	47
Net petroleum product sales	445	447	442	409	438

Total Downstream capital expenditures were $140 million in 2012 and are expected to be about $200 million in 2013.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery. There is also a heptene and octene plant located in Dartmouth, Nova Scotia.

Progress continued on the infrastructure required to implement a long-term supply agreement for ethane from the nearby Marcellus shale gas development. First deliveries of this feedstock to the Sarnia chemical plant are expected around mid-year 2013.

The company’s total sales volumes of petrochemicals during the five years ended December 31, 2012, were as follows:

thousands of tonnes	2012	2011	2010	2009	2008
Total sales of petrochemicals	1,044	1,016	989	1,026	1,021

Higher volumes in 2012 were primarily due to the improved North American economic conditions.

Capital expenditures in 2012 were $4 million.

Iran Threat Reduction and Syrian Human Rights Act of 2012

The captioned Act was signed by President Obama on August 10, 2012. Application of the Act to the company took effect on October 10, 2012. Among other things, the Act requires registrants to disclose, in their annual and quarterly reports, activities covered by the Act which occurred anytime during the period covered by the report, even if such activities occurred before the effectiveness of the Act and were permitted at the time.

During the period from January to September, 2012, the company made several fleet sales of motor fuel with an aggregate total sales price of approximately $11,000 to the Iranian Embassy in Canada. The net earnings attributable to these sales were less than $500. These sales were made without the involvement of any U.S. person and were permitted by U.S. laws in effect at the time. No sales occurred after the October 10, 2012, effective date and the company does not expect any such sales to occur in the future.

The embassy sales stated above represent an activity described in paragraph (D)(iii) of paragraph (1) of Section 13(r) of the Securities and Exchange Act of 1934 and therefore are excluded from the required investigation provisions of that statute.

Research

In 2012, the company’s total gross research expenditures, before credits, were about $201 million, as compared with $163 million in 2011, and $119 million in 2010. Total gross research expenditures included capital expenditures of $1 million, $1 million and $3 million in 2012, 2011 and 2010, respectively. These expenditures were used mainly for developing technologies to reduce the environmental impact and improve bitumen recovery in the Upstream and for supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s data worldwide.

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

Environmental protection

The company is concerned with and active in protecting the environment in connection with its various operations. The company works in cooperation with government agencies, industry associations and communities to deal with existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $3.8 billion on environmental protection and facilities. In 2012, the company’s environmental capital and operating expenditures totaled approximately $1.0 billion, which was spent primarily on emissions reductions, water treatment at both company owned facilities and Syncrude and remediation of idled facilities and operations. Capital and operating expenditures relating to environmental protection are expected to be about $1.6 billion in 2013.

Human resources

Career employees (a)	2012	2011	2010
Total	5,100	4,900	5,000
(a)	Career employees are defined as executive, management, professional, technical, wage and administrative employees who work full time or part time for the company and are covered by the company’s benefit plans.

About eight percent of the company’s employees are members of unions.

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

Government regulation

Petroleum and natural gas rights

Most of the company’s petroleum and natural gas rights were acquired from governments, either federal or provincial. These rights in the form of leases or licences are generally acquired for cash or work commitments. A lease or licence entitles the holder to explore for petroleum and/or natural gas on the leased lands for a specified period.

In Western provinces, the lease holder can produce the petroleum or natural gas discovered on the leased lands and retains the rights based on continued production. Oil sands leases are retained by meeting the minimum level of evaluation, payment of escalating rentals, or by production.

The holder of a licence relating to Canada lands and the Atlantic offshore can apply for a SDL if a discovery is made. If granted, the SDL holds the lands indefinitely subject to certain conditions. The holder may then apply for a production licence in order to produce petroleum or natural gas from the licenced land.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves, and did not have a significant impact on 2012 gas production rates.

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

Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalty rates for Cold Lake, Syncrude and Kearl, see “Upstream” section under Item 1.

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

The public may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC’s website, www.sec.gov, contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

A significant portion of the company’s production is bitumen. The market prices for bitumen differ from the established market indices for light and medium grades of oil principally due to the higher transportation and refining costs associated with bitumen and limited refining capacity capable of processing bitumen. Bitumen may also be subject to limits on transportation capacity to markets to a larger extent than light crude oil. As a result, the price received for bitumen is generally lower than the price for medium and light oil. Future differentials are uncertain and increases in the bitumen differentials could have a material adverse effect on the company’s business.

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

Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with the company’s operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean-up costs and damages. The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Changes in environmental regulations or other laws (including changes in laws related to hydraulic fracturing) may increase our cost of compliance or reduce or delay available business opportunities. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.

The company’s activities in deep water oil and gas exploration are limited. However, there are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event such as a deep water well blowout. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

Climate change

In April 2007, the Government of Canada announced its intent to introduce a set of regulations to limit emissions of greenhouse gas and air pollutants from major industrial facilities in Canada. In the fall of 2009, the Government further expressed its intent that Canadian policy in this area be aligned with that of the U.S. These policies and potential regulations remain under development. Consequently, attempts to assess the impact on the company are premature. The company will continue to monitor the development of legal requirements in this area.

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

The Province of British Columbia introduced a carbon tax in 2008 at an initial rate of $10 per tonne of carbon dioxide and applicable to purchases of hydrocarbon fuels and emissions of greenhouse gases. The applicable tax rate was increased to $30 per tonne in 2012, and no further increases have been announced. Impacts on the company and its operations have not been material.

The Province of Quebec announced in 2011 that it would regulate greenhouse gas emissions from industrial facilities starting in 2012 and from transportation sources in 2015, with a cap-and-trade system. There are no company operations affected by the regulations for industrial facilities. As there is currently limited data on the planned inclusion of the transportation sources in the cap-and-trade system, attempts to assess the impact of these plans on the company are premature.

The Province of Ontario has passed legislation authorizing the issuing of regulations for the creation of a provincial cap-and-trade system controlling greenhouse gas emissions. However, details on such possible regulations have not been provided and consequently attempts to assess any impacts on the company are premature.

The Province of British Columbia has introduced the Renewable and Low Carbon Fuel Requirement Regulations, requiring suppliers of transportation fuels to report the carbon intensity of fuels sold in British Columbia, and beginning in 2013 to reduce the carbon intensity by an increasing amount over a 10-year period. The company’s marketing operations in British Columbia are not expected to be significantly impacted in the early years of the regulation. California has introduced similar requirements and some other U.S. states are considering comparable measures. Such measures in California and other U.S. states may have implications for the company’s marketing of oil sands production, but the impact cannot be determined at this time.

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

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE MKT LLC, a subsidiary of NYSE Euronext.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years:

	2012				2011
dollars	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Declared dividend per share:	0.12	0.12	0.12	0.12	0.11	0.11	0.11	0.11

Information for security holders outside Canada

Cash dividends paid to shareholders resident in countries with which Canada has an income tax convention are usually subject to a Canadian non-resident withholding tax of 15 percent, but may vary from one tax convention to another.

The withholding tax is reduced to five percent on dividends paid to a corporation resident in the U.S. that owns at least ten percent of the voting shares of the company.

The company is a qualified foreign corporation for purposes of the reduced U.S. capital gains tax rates, which are applicable to dividends paid by U.S. domestic corporations and qualified foreign corporations.

There is no Canadian tax on gains from selling shares or debt instruments owned by non-residents not carrying on business in Canada, as long as the shareholder does not, in any given 60 month period, own 25% or more of the shares of the company.

Reference is made to the “Quarterly financial and stock trading data” portion of the Financial section on page 85 of this report.

As of February 13, 2013 there were 12,466 holders of record of common shares of the company.

During the period October 1, 2012 to December 31, 2012, there were no shares issued by the company to employees or former employees outside the U.S. under its restricted stock unit plan.

In June, 2012 the company received approval from the Toronto Stock Exchange for a new normal course issuer bid to replace its existing share-purchase program that expired on June 24, 2012. The new share-purchase program enables the company to repurchase up to about 42 million shares during the period from June 25, 2012 to June 24, 2013, including shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from ExxonMobil. If not previously terminated, the program will end on June 24, 2013.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

—	entitled “Performance graph” within the “Compensation discussion and analysis section” on page 133 of this report; and

—	entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 139 of this report.

Issuer purchases of equity securities

	Total number of shares purchased		Average price paid per share (dollars)		Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 2012 (October 1 – October 31)		-		-		-	42,026,677
November 2012 (November 1 - November 30)		-		-		-	41,944,532
December 2012 (December 1 - December 31)		-		-		-	41,861,583

Item 6.	Selected financial data

millions of dollars	2012	2011	2010	2009	2008
Operating revenues	31,053	30,474	24,946	21,292	31,240
Net income	3,766	3,371	2,210	1,579	3,878
Total assets at year-end	29,364	25,429	20,580	17,473	17,035
Long term debt at year-end	1,175	843	527	31	34
Total debt at year-end	1,647	1,207	756	140	143
Other long term obligations at year-end	3,983	3,876	2,753	2,839	2,254
dollars
Net income/share – basic	4.44	3.98	2.61	1.86	4.39
Net income/share – diluted	4.42	3.95	2.59	1.84	4.36
Dividends/share	0.48	0.44	0.43	0.40	0.38

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the Financial section, starting on page 35 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the Financial section, starting on page 48 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 31 of this report:

—

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 26, 2013, beginning with the section entitled “Report of independent registered public accounting firm” on page 54 and continuing through note 17, “Subsequent event” on page 80;

—	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 81; and

—	“Quarterly financial and stock trading data” (unaudited) on page 85

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 53 of this report for “Management’s report on internal control over financial reporting” and page 54 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2012.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 87 to 95 of this report have been nominated for election at the annual meeting of shareholders to be held April 25, 2013. All of the nominees, with the exception of Darren W. Woods, are now directors and have been since the dates indicated. Robert C. Olsen is a current director and has chosen not to be nominated for re-election. Bruce H. March announced his resignation as a director and as chairman, president and chief executive officer effective March 1, 2013. Richard M. Kruger was elected as a director and as chairman, president and chief executive officer effective March 1, 2013.

Reference is made to the sections under “III. Board of directors”:

—	“Director information”, on pages 87 to 95 of this report;

—	The table entitled “Audit committee” under “Board and committee structure”, on page 101 of this report; and

—	“Other public company directorships”, on page 109 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

—	“Named executive officers of the company” and “Other executive officers of the company”, on page 115 and page 116 of this report.

Reference is made to the sections under “V. Other important information”:

—	“Largest shareholder”, on page 141 of this report; and

—	“Ethical business conduct”, starting on page 143 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

—	“Share ownership guidelines for directors”, on page 108 of this report; and

—	“Directors’ compensation program”, on pages 110 to 114 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

—	“Report of executive resources committee on executive compensation”, starting on page 117 of this report; and

—	“Compensation discussion and analysis”, on pages 119 to 140 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 139 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 141 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 13, 2013, P.J. Masschelin was the owner of 6,554 common shares of the company and held 65,600 restricted stock units of the company. T.G. Scott did not own any common shares of the company and held 64,550 restricted stock units of the company. B.W. Livingston was the owner of 36,462 common shares of the company and held 112,000 restricted stock units of the company. R.G. Courtemanche was the owner of 66,876 common shares of the company and held 103,450 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2012 is described in the sections under “III. Board of directors” starting on pages 87 and “IV. Company executives and executive compensation” starting on pages 115, consist of 13 persons, who, as a group, own beneficially 225,929 common shares of the company, being approximately 0.03 percent of the total number of outstanding shares of the company, and 538,898 shares of Exxon Mobil Corporation (including 300,250 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held restricted stock units to acquire 472,550 common shares of the company, as of February 13, 2013.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 141 of this report.

Reference is made to the section under “III. Board of directors” entitled “Independence of the directors”, on page 98 of this report.

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

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 86. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 142 of this report.

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
	(20)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(21)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(2)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(22)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(3)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(23)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(4)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(24)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(25)	Amended Deferred Share Unit Plan for selected executives effective November 20, 2008 (Incorporated herein by reference to Exhibit 15(10)(iii)(A)(25) of the company’s Form 10-K filed on February 27, 2009) (File No. 0-12014)).
	(26)	Termination of Deferred Share Unit Plan for selected executives effective February 2, 2010 (Reference is made to the company’s Form 8-K filed on February 3, 2010 (File No. 0-12014)).
	(27)	Short Term Incentive Program for selected executives effective February 2, 2012 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 7, 2012 (File No. 0-12014)).
	(28)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).

(21)		Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2012.

(23) (ii)	(A)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 26, 2013 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By /s/ Bruce H. March
(Bruce H. March, Chairman of the Board,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce H. March (Bruce H. March)	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul J. Masschelin (Paul J. Masschelin)	Senior Vice-President, Finance and Administration, and Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/s/ Jack M. Mintz (Jack M. Mintz)	Director

/s/ Robert C. Olsen (Robert C. Olsen)	Director

/s/ David S. Sutherland (David S. Sutherland)	Director

/s/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/s/ Victor L. Young (Victor L. Young)	Director

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2012	2011	2010	2009	2008
Operating revenues	31,053	30,474	24,946	21,292	31,240

Net income by segment:
Upstream	1,888	2,457	1,764	1,324	2,923
Downstream	1,772	884	442	278	796
Chemical	165	122	69	46	100
Corporate and other	(59)	(92)	(65)	(69)	59
Net income	3,766	3,371	2,210	1,579	3,878

Cash and cash equivalents at year end	482	1,202	267	513	1,974
Total assets at year end	29,364	25,429	20,580	17,473	17,035

Long-term debt at year end	1,175	843	527	31	34
Total debt at year end	1,647	1,207	756	140	143
Other long-term obligations at year end	3,983	3,876	2,753	2,839	2,254

Shareholders’ equity at year-end	16,377	13,321	11,177	9,439	9,065
Cash flow from operating activities	4,680	4,489	3,207	1,591	4,263

Per-share information (dollars)
Net income per share - basic	4.44	3.98	2.61	1.86	4.39
Net income per share - diluted	4.42	3.95	2.59	1.84	4.36
Dividends	0.48	0.44	0.43	0.40	0.38

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

millions of dollars	2012	2011	2010
Business uses: asset and liability perspective
Total assets	29,364	25,429	20,580
Less: total current liabilities excluding notes and loans payable	(5,433)	(5,585)	(4,348)
total long-term liabilities excluding long-term debt	(5,907)	(5,316)	(4,299)
Add: Imperial’s share of equity company debt	24	28	33
Total capital employed	18,048	14,556	11,966

Total company sources: debt and equity perspective
Notes and loans payable	472	364	229
Long-term debt	1,175	843	527
Shareholders’ equity	16,377	13,321	11,177
Add: Imperial’s share of equity company debt	24	28	33
Total capital employed	18,048	14,556	11,966

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

millions of dollars	2012	2011	2010
Net income	3,766	3,371	2,210
Financing costs (after tax), including Imperial’s share of equity companies	1	1	2
Net income excluding financing costs	3,767	3,372	2,212

Average capital employed	16,302	13,261	10,791
Return on average capital employed (percent) – corporate total	23.1	25.4	20.5

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

millions of dollars	2012	2011	2010
Cash from operating activities	4,680	4,489	3,207
Proceeds from asset sales	226	314	144
Total cash flow from operating activities and asset sales	4,906	4,803	3,351

Operating costs

Operating costs are the costs during the period to produce, manufacture, and otherwise prepare the company’s products for sale – including energy costs, staffing and maintenance costs. They exclude the cost of raw materials, taxes and interest expense and are on a before-tax basis. While the company is responsible for all revenue and expense elements of net income, operating costs, as defined below, represent the expenses most directly under the company’s control and therefore, are useful in evaluating the company’s performance.

Reconciliation of Operating Costs

millions of dollars	2012	2011	2010
From Imperial’s Consolidated Statement of Income
Total expenses	26,195	26,308	22,138
Less:
Purchases of crude oil and products	18,476	18,847	14,811
Federal excise tax	1,338	1,320	1,316
Financing costs	(1)	3	7
Subtotal	19,813	20,170	16,134
Imperial’s share of equity company expenses	34	39	39
Total operating costs	6,416	6,177	6,043

Components of Operating Costs

millions of dollars	2012	2011	2010
From Imperial’s Consolidated Statement of Income
Production and manufacturing	4,457	4,114	3,996
Selling and general	1,081	1,168	1,070
Depreciation and depletion	761	764	747
Exploration	83	92	191
Subtotal	6,382	6,138	6,004
Imperial’s share of equity company expenses	34	39	39
Total operating costs	6,416	6,177	6,043

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

The term “project” as used in this report does not necessarily have the same meaning as under SEC Rule 13q-1 relating to government payment reporting. For example, a single project for purposes of the rule may encompass numerous properties, agreements, investments, developments, phases, work efforts, activities and components, each of which we may also informally describe as a “project”.

Business environment and risk assessment

Long-term business outlook

By 2040, the world’s population is projected to grow to approximately 8.7 billion people, or about 1.9 billion more than in 2010. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year. Expanding prosperity across a growing global population is expected to coincide with an increase in primary energy demand of about 35 percent by 2040 versus 2010, even with substantial efficiency gains around the world. This demand increase is expected to be concentrated in emerging and developing countries (i.e., those that are not member nations of the Organization for Economic Cooperation and Development).

As economic progress for billions of people drives demand higher, increasing penetration of energy-efficient and lower-emission fuels, technologies and practices are expected to contribute to significantly lower levels of energy consumption and emissions per unit of economic output over time. Efficiency gains will result from anticipated improvements in the transportation and power generation sectors, driven by the penetration of advanced technologies, as well as many other improvements that span the residential, commercial and industrial sectors.

Energy for transportation - including cars, trucks, ships, trains and airplanes - is expected to increase by about 40 percent from 2010 to 2040. The global growth in transportation demand is likely to account for approximately 70 percent of the growth in liquid fuels demand over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels because they provide a large quantity of energy in small volumes, making them easy to transport and widely available.

Demand for electricity around the world is estimated to increase approximately 85 percent by 2040, led by growth in developing countries. Consistent with this projection, power generation is expected to remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Natural gas demand is likely to grow most significantly and become the leading source of generated electricity by 2040, reflecting the efficiency of gas-fired power plants.

Management’s discussion and analysis of financial condition and results of operations (continued)

Today, coal has the largest fuel share in the power sector, but its share is likely to decline significantly by 2040 as policies are gradually adopted to reduce environmental impacts including those related to local air quality and greenhouse gas emissions. Nuclear power and renewables, led by wind, are expected to grow significantly over the period.

Liquid fuels provide the largest share of energy supply today due to their broad-based availability, affordability and ease of transport to meet consumer needs. By 2040, global demand for liquids is expected to grow to approximately 113 million barrels of oil-equivalent a day, an increase of about 30 percent from 2010. Global demand for liquid fuels will be met by a wide variety of sources. Conventional crude and condensate production is expected to remain relatively flat through 2040. However, growth is expected from a wide variety of sources, including deep-water resources, oil sands, tight oil, natural gas liquids, and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040. Global demand is expected to rise about 65 percent from 2010 to 2040, with demand increases in major regions around the world requiring new sources of supply. Helping meet these needs will be significant growth in supplies of unconventional gas - the natural gas found in shale and other rock formations that was once considered uneconomic to produce. By 2040, unconventional gas is likely to approach one-third of global gas supplies, up from less than 15 percent in 2010. Growing natural gas demand will also stimulate significant growth in the worldwide liquefied natural gas (LNG) market, which is expected to reach about 15 percent of global gas demand by 2040.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas by approximately 2025. The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, albeit at a slower pace than otherwise expected in the aftermath of the Fukushima incident in Japan following the earthquake and tsunami in March 2011. Total renewable energy is likely to reach close to 15 percent of total energy by 2040, including biomass, hydro and geothermal at a combined share of about 11 percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 450 percent from 2010 to 2040, reaching a combined share of 3 to 4 percent of world energy.

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide over the period 2012- 2035 will be close to $19 trillion (measured in 2011 dollars), or close to $800 billion per year on average.

International accords and underlying regional and national regulations for greenhouse gas reduction are evolving with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions are consistent with those outlined in ExxonMobil’s long-term Energy Outlook, which is used for assessing the business environment and Imperial’s investment evaluations.

The information provided in the Long-term Business Outlook includes internal estimates and forecasts based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

Imperial produces crude oil and natural gas for sale into the North American markets. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors, including economic conditions, international political developments and weather. Prices for most of the company’s crude oil sold are set on West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. In 2012, the

Management’s discussion and analysis of financial condition and results of operations (continued)

average price of WTI crude oil and the company’s Western Canadian liquids realizations continued to be markedly lower than that of Brent crude oil, a common benchmark for Atlantic Basin oil markets, due to supply/demand imbalances in mid-continent North American markets.

Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include identifying and selectively capturing the highest quality opportunities, and maximizing the profitability of existing production and resource value through high-impact technologies. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of employees and investment in the communities in which the company operates.

Imperial’s proven development approach supported the company’s continued investment in several key growth projects during a weak and uncertain economic environment following the global financial crisis in 2008. The company continues a decade-long growth strategy in which about $40 billion will be invested to meet its plan of doubling upstream production by the end of this decade. Actual spending and production volumes could vary depending on the progress of individual projects. To support the company’s long-term growth in oil sands production, a variety of existing and new logistics outlets have been secured or are being developed.

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

Subsequent event

On February 26, 2013, ExxonMobil Canada acquired 100 percent of Celtic Exploration Ltd (“Celtic”). Immediately following the acquisition, Imperial acquired a 50-percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1.6 billion, financed by a combination of related party and third party debt.

Imperial acquired a 50-percent participating interest in 545,000 net acres in the liquids-rich Montney shale, 104,000 net acres in the Duvernay shale and additional acreage in other areas of Alberta, Canada. Current net production of the acreage is about 70 million cubic feet a day of natural gas and about 3,900 barrels a day of crude oil, condensate and natural gas liquids. The resources contained in these acreages, together with Imperial’s and ExxonMobil’s technical expertise and financial strength, should enable development of additional supplies of unconventional natural gas and liquid resources.

The acquisition should be accretive to Imperial’s production growth and cash flow. However, it is not likely to have a material impact to Imperial’s near-term earnings per share.

Reference is made to Financial Statement note 17: Subsequent event for further details.

Downstream

The downstream industry environment is expected to continue being very competitive in the mature North America market. Crude oil, the primary raw material in a refinery operation, and its many refined products are widely traded with published international prices. Prices for these commodities are determined by the marketplace and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, currency fluctuations, seasonality and weather. The average prices the company paid for most of its crude oil processed at three of the company’s four refineries are set on Western Canadian crude oil markets. In 2012, the average prices of Western Canadian crude oils continued to be markedly lower than that of Brent crude oil. Canadian wholesale prices of refined products in particular are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominantly tied to international product markets. Stronger industry refining margins in 2012 were the result of the widened differential between product prices and cost of crude oil processed. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.

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

Imperial owns and operates four refineries in Canada, with aggregate distillation capacity of 506,000 barrels a day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through more than 1,770 Esso-branded retail service stations, of which about 470 are company-owned or leased, as well as wholesale and industrial operations through a network of 22 primary distribution terminals, as well as a secondary distribution network.

In the second quarter of 2012, Imperial announced its intention to market the Dartmouth refinery and related supply terminals to prospective buyers. At year-end 2012, the Dartmouth refinery had a rated capacity of 85 thousand barrels a day. The company is also assessing alternatives including conversion to a products terminal. A decision is expected in 2013.

Chemical

The North American petrochemical industry continued to improve in 2012 reflecting improving North American economic conditions. In North America, unconventional natural gas continued to provide advantaged ethane feedstock for steam crackers and a favourable margin environment for integrated chemical producers. Progress continued on the infrastructure required to implement a long-term supply agreement for ethane from the nearby Marcellus shale gas development. First deliveries of this cost-advantage feedstock to the company’s Sarnia chemical plant are expected around mid-2013. The company’s strategy for its Chemical business is to reduce costs and maximize value by continuing to increase the integration of its chemical plants at Sarnia and Dartmouth with the refineries. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Consolidated

millions of dollars	2012	2011	2010
Net income	3,766	3,371	2,210

2012

Net income in 2012 was $3,766 million or $4.42 a share on a diluted basis, versus $3,371 million or $3.95 a share in 2011. Increased earnings were primarily attributable to stronger industry refining margins of about $975 million and lower royalty costs of about $300 million due to lower Upstream realizations. These factors were partially offset by the impacts of lower Upstream realizations of about $580 million, higher Kearl production readiness costs of about $125 million and higher refinery planned maintenance of about $80 million. Gains on asset divestments were also lower by about $85 million in 2012.

In 2012, the average price of West Texas Intermediate (WTI) crude oil and Western Canadian crude oils continued to be markedly lower than that of Brent crude oil, a common benchmark for Atlantic Basin oil markets, due to supply/demand imbalances in mid-continent North American markets. This price discount negatively impacted the company’s Western Canadian liquids realizations. Refining margins in the company’s Downstream segment, however, benefited as the overall cost of crude oil processed at three of the company’s four refineries followed the trend of Western Canadian crude oils.

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

Upstream

millions of dollars	2012	2011	2010
Net income	1,888	2,457	1,764

2012

Net income for the year was $1,888 million, down $569 million from 2011. Earnings were lower primarily due to the impacts of lower realizations of about $580 million, higher Kearl production readiness costs of about $125 million and lower Cold Lake volumes of about $75 million. Gains on asset divestments were also lower by about $85 million in 2012. These factors were partially offset by lower royalty costs of about $300 million due to lower realizations and higher conventional volumes of about $45 million.

2011

Net income for the year was $2,457 million, up $693 million from 2010. Earnings increased primarily due to the impacts of higher crude oil commodity prices of about $925 million and increased Cold Lake bitumen production of about $260 million. These factors were partially offset by the unfavourable effects of higher royalty costs due to higher crude oil commodity prices of about $245 million, the stronger Canadian dollar of about $150 million, and lower conventional crude oil volumes of about $150 million, of which about $80 million was a result of third-

Management’s discussion and analysis of financial condition and results of operations (continued)

party pipeline reliability issues. Included in 2011 earnings were gains of $116 million on asset divestments, about $95 million higher than 2010.

Average realizations

Canadian dollars	2012	2011	2010
Conventional crude oil realizations (a barrel)	77.19	85.22	71.64
Natural gas liquids realizations (a barrel)	42.06	59.08	50.09
Natural gas realizations (a thousand cubic feet)	2.33	3.59	4.04
Synthetic oil realizations (a barrel)	92.48	101.43	80.63
Bitumen realizations (a barrel)	59.76	63.95	58.36

2012

Prices for most of the company’s liquids production are based on WTI crude oil, a common benchmark for mid-continent North American oil markets. Compared to 2011, the average WTI crude price in U.S. dollars was lower by $0.96 a barrel or about one percent in 2012. The company’s Western Canadian liquids realizations were also impacted by market discounts caused by supply/demand imbalances in mid-continent North America. In 2012, the company’s conventional and synthetic crude oil realizations in Canadian dollars decreased by about nine percent and bitumen realizations in Canadian dollars decreased by about seven percent compared to 2011.

The company’s average realizations on natural gas sales were lower by about 35 percent in 2012 in line with the decline in the average of 30-day spot prices for natural gas in Alberta.

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

Crude oil and NGLs - production and sales (a)

thousands of barrels a day	2012		2011		2010
	gross	net	gross	net	gross	net
Bitumen	154	123	160	120	144	115
Synthetic oil	72	69	72	67	73	67
Conventional crude oil	20	15	18	13	23	17
Total crude oil production	246	207	250	200	240	199
NGLs available for sale	4	3	5	4	7	5
Total crude oil and NGL production	250	210	255	204	247	204
Cold Lake sales, including diluent (b)	201		209		188
NGL sales	8		9		10

Management’s discussion and analysis of financial condition and results of operations (continued)

Natural gas - production and sales (a)

millions of cubic feet a day	2012			2011		2010
	gross	net		gross	net	gross	net
Production (c)	192	195	(d)	254	228	280	254
Sales	177			237		264
(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.
(b)	Diluent is natural gas condensate or other light hydrocarbons added to Cold Lake bitumen to facilitate transportation to market by pipeline.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts re-injected.
(d)	Net production included favourable royalty cost adjustments.

2012

Gross production of Cold Lake bitumen averaged 154,000 barrels a day in 2012 compared with 160,000 barrels in 2011. Lower volumes were primarily due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production averaged 72,000 barrels a day, unchanged from 2011.

Gross production of conventional crude oil averaged 20,000 barrels a day, up from the 18,000 barrels in 2011 when third-party pipeline downtime reduced production at the Norman Wells field.

Gross production of natural gas in 2012 was 192 million cubic feet a day, down from 254 million cubic feet in 2011. The lower production volume was primarily a result of producing properties divestments completed in 2011.

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

Downstream

millions of dollars	2012	2011	2010
Net income	1,772	884	442

2012

Downstream net income was $1,772 million, an increase of $888 million over 2011. Earnings in 2012 were the best annual earnings on record and were primarily due to stronger industry refining margins, partially offset by increased operating expenditures due to the impact of a higher level of refinery planned maintenance activities compared with 2011.

Management’s discussion and analysis of financial condition and results of operations (continued)

The overall cost of crude oil processed at three of the company’s four refineries followed the trend of Western Canadian crude oils. Canadian wholesale prices of refined products are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominately tied to international product markets. Stronger industry refining margins are the result of the widened differential between product prices and cost of crude oil processed.

2011

Net income was $884 million, an increase of $442 million over 2010. Higher earnings were primarily due to the favourable impact of stronger industry refining margins of about $590 million. Refining margins benefited as the overall cost of crude oil processed at three of the company’s four refineries followed the trend of WTI prices.

This factor was partially offset by the unfavourable impacts of higher maintenance activities on refinery operations and expenses totaling about $60 million and the stronger Canadian dollar of about $55 million. Earnings in 2010 included a gain of about $25 million from sale of non-operating assets.

Refinery utilization

thousands of barrels a day (a)	2012	2011	2010
Total refinery throughput (b)	435	430	444
Refinery capacity at December 31	506	506	502
Utilization of total refinery capacity (percent)	86	85	88

Sales

thousands of barrels a day (a)	2012	2011	2010
Gasolines	221	220	218
Heating, diesel and jet fuels	151	157	153
Heavy fuel oils	30	29	28
Lube oils and other products	43	41	43
Net petroleum product sales	445	447	442
(a)	Volumes a day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.

2012

Total refinery throughput was 435,000 barrels a day, up from 2011, and average refinery capacity utilization increased to 86 percent from the previous year’s 85 percent. Higher volumes and utilization were primarily a result of improved refinery operations partially offset by higher planned maintenance activities at the Strathcona refinery. Total net petroleum sales decreased to 445,000 barrels a day, 2,000 barrels lower than 2011.

2011

Total refinery throughput was 430,000 barrels a day, down from 2010, and average refinery capacity utilization decreased to 85 percent from the previous year’s 88 percent. Lower volumes and utilization were primarily a result of higher planned and unplanned maintenance activities. Total net petroleum sales increased to 447,000 barrels a day, 5,000 barrels higher than 2010.

Management’s discussion and analysis of financial condition and results of operations (continued)

Chemical

millions of dollars	2012	2011	2010
Net income	165	122	69

Sales

thousands of tonnes	2012	2011	2010
Polymers and basic chemicals	767	748	711
Intermediate and others	277	268	278
Total petrochemical sales	1,044	1,016	989

2012

Net income was $165 million, up $43 million from 2011. Earnings in 2012 were the best annual earnings on record. Strong operating performance along with higher polyethylene margins and sales volumes were the main contributors to the increase.

2011

Net income was $122 million, up $53 million from 2010. Improved margins for intermediate and aromatic products, lower costs due to lower planned maintenance activities and higher polyethylene sales volumes were the main contributors to the increase. These factors were partially offset by lower margins for polyethylene products.

Corporate & Other

millions of dollars	2012	2011	2010
Net income	(59)	(92)	(65)

2012

Net income effects from Corporate & Other were negative $59 million, compared with negative $92 million in 2011. Favourable effects were due to lower share-based compensation charges.

2011

Net income effects were negative $92 million, versus negative $65 million reported last year. Unfavourable effects in 2011 were primarily due the impact of the share price change on share-based compensation charges.

Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2012	2011	2010
Cash provided by/(used in)
Operating activities	4,680	4,489	3,207
Investing activities	(5,238)	(3,593)	(3,709)
Financing activities	(162)	39	256
Increase/(decrease) in cash and cash equivalents	(720)	935	(246)

Cash and cash equivalents at end of year	482	1,202	267

Although the company issues long-term debt from time to time and maintains a commercial paper program, internally generated funds cover the majority of its financial requirements. Cash that may be temporarily available as surplus to the company’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure that it is secure and readily available to meet the company’s cash requirements and to optimize returns.

Cash flows from operating activities are highly dependent on crude oil and natural gas prices, as well as petroleum and chemical product margins. In addition, to provide for cash flow in future periods, the company needs to continually find and develop new resources, and continue to develop and apply new technologies to existing fields in order to maintain or increase production. Projects are planned or underway to increase production capacity. However, these volume increases are subject to a variety of risks, including project execution, operational outages, reservoir performance and regulatory changes.

The company’s financial strength enables it to make large, long-term capital expenditures. Imperial’s portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks for the company and its cash flows. Further, due to its financial strength, debt capacity and portfolio of opportunities, the risk associated with delay of any single project would not have a significant impact on the company’s liquidity or ability to generate sufficient cash flows for its operations and fixed commitments.

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2011. As a result of the valuation, the company contributed $594 million to the registered retirement benefit plans in 2012. The next required independent actuarial valuation will be as at December 31, 2012 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2012

Cash flow generated from operating activities was $4,680 million, compared with $4,489 million in 2011. Higher cash flow was primarily due to deferred income tax effects and higher net income partially offset by working capital effects.

2011

Cash flow generated from operating activities was $4,489 million, an increase of $1,282 million from 2010 and in line with the earnings increase versus 2010.

Cash flow from investing activities

2012

Investing activities used net cash of $5,238 million in 2012, compared to $3,593 million in 2011. Additions to property, plant and equipment were $5,478 million, compared with $3,919 million last year. Proceeds from asset sales were $226 million compared with $314 million in 2011.

Management’s discussion and analysis of financial condition and results of operations (continued)

2011

Investing activities used net cash of $3,593 million in 2011, compared to $3,709 million in 2010. Additions to property, plant and equipment were $3,919 million, compared with $3,856 million last year. Proceeds from asset sales were $314 million compared with $144 million in 2010.

Cash flow from financing activities

2012

Cash used in financing activities was $162 million, compared with cash provided by financing activities of $39 million in 2011.

The company raised new debt of $325 million by drawing on existing facilities. Obligations under capital leases, which is a non-cash item, also increased by $115 million. At the end of 2012, total debt outstanding was $1,647 million, compared with $1,207 million at the end of 2011.

During 2012, the company did not make any share repurchases except those to offset the dilutive effects from the exercise of share-based awards. The company will continue to evaluate its share repurchase program in the context of its operating performance and overall capital project activities.

Cash dividends of $398 million were paid in 2012 compared with $373 million in 2011. Per-share dividends paid in 2012 totaled $0.48, up from $0.44 in 2011.

In the third quarter of 2012, the company increased the amount of its existing stand-by long-term bank credit facility from $200 million to $300 million and extended the maturity date to August 2014. Subsequent to year-end, in February 2013, this long-term bank credit facility was increased by an additional $200 million to $500 million with the maturity date unchanged. The company has not drawn on the facility.

In February 2013, the company increased its long-term debt by $1.3 billion by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation and increased short-term debt by $0.5 billion by issuing additional commercial paper. The majority of the increased debt was used to finance the acquisition of a 50-percent interest in Celtic’s assets and liabilities.

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

Financial percentages and ratios

	2012	2011	2010
Total debt as a percentage of capital (a)	9	9	7
Interest coverage ratio – earnings basis (b)	239	260	370
(a)	Current and long-term debt (page 56) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 56).
(b)	Net income (page 55), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 55), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Management’s discussion and analysis of financial condition and results of operations (continued)

Debt represented nine percent of the company’s capital structure at the end of 2012, unchanged from 2011.

Debt-related interest incurred in 2012, before capitalization of interest, was $20 million, compared with $16 million in 2011. The average effective interest rate on the company’s debt was 1.6 percent in 2012, compared with 1.5 percent in 2011.

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

Commitments

The following table shows the company’s commitments outstanding at December 31, 2012. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

	Financial	Payment due by period
millions of dollars	statement note reference	2013	2014 to 2017	2018 and beyond	Total amount
Long-term debt (a)	Note 14	-	1,066	109	1,175
- Due in one year		7	-	-	7
Operating leases (b)	Note 13	180	306	25	511
Unconditional purchase obligations (c)	Note 9	77	217	176	470
Firm capital commitments (d)		3,554	1,573	99	5,226
Pension and other post-retirement obligations (e)	Note 4	733	227	1,809	2,769
Asset retirement obligations (f)	Note 5	105	378	483	966
Other long-term purchase agreements (g)		346	1,894	4,747	6,987
(a)	Long-term debt includes a long-term loan from an affiliated company of Exxon Mobil Corporation of $1,040 million and capital lease obligations of $142 million, $7 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancellable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2012 were $3,293 million associated with the company’s share of the Kearl project and $840 million associated with the Cold Lake Nabiye expansion project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2013 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

In 2012, the company entered into additional long-term pipeline transportation agreements, which have a total commitment of about $4.4 billion, to ship heavy crude oil blend and diluent. These agreements will support the company’s long-term growth in oil sands production. The company expects to fulfill these commitments in the normal course of business. The new commitment amounts are included in the “Other long–term purchase agreements” line in the table above.

Unrecognized tax benefits totaling $143 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient

Management’s discussion and analysis of financial condition and results of operations (continued)

funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 3 to the financial statements on page 65.

Litigation and other contingencies

As discussed in note 9 to the consolidated financial statements on page 74, a variety of claims have been made against Imperial Oil Limited and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Capital and exploration expenditures

millions of dollars	2012	2011
Upstream (a)	5,518	3,880
Downstream	140	166
Chemical	4	4
Other	21	16
Total	5,683	4,066
(a)	Exploration expenses included.

Total capital and exploration expenditures were $5,683 million in 2012, an increase of $1,617 million from 2011.

For the Upstream segment, capital expenditures were $5,518 million, compared with $3,880 million in 2011. Expenditures were primarily directed towards the advancement of Kearl initial development and expansion. Other investments included advancing the Nabiye expansion project at Cold Lake and sustaining capital for Syncrude mining and tailing projects.

By 2012 year end, the construction of the Kearl initial development was complete and phased start-up activities were underway. Despite U.S. permitting and regulatory issues that continued for almost two years involving transportation of facility modules and significant challenges including an early onset of winter and exceptionally harsh weather during current start-up operations, production of mined diluted bitumen from the first froth treatment train is expected to be in the first quarter of 2013. The final cost for the initial development is expected to be $12.9 billion, of which the company’s share is $9.2 billion.

Planned capital and exploration expenditures in the Upstream segment are forecast at about $6.8 billion for 2013. Investments are mainly planned for the continued investment in the Kearl and Nabiye growth projects, along with sustaining capital for Syncrude mining and tailing projects. The planned capital and exploration expenditures also include $1.6 billion associated with Imperial’s 50 percent participation in the acquisition of Celtic.

For the Downstream segment, capital expenditures were $140 million in 2012, compared with $166 million in 2011. In 2012, Downstream capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Planned capital expenditures for the Downstream segment in 2013 are about $200 million, focused on improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network.

The company continues a decade-long growth strategy in which about $40 billion will be invested. Total capital and exploration expenditures for the company in 2013 are expected to be about $7 billion. Actual spending could vary depending on the progress of individual projects.

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

Earnings sensitivities (a)

millions of dollars, after tax
Seven dollars (U.S.) a barrel change in crude oil prices	+ (-)	340
Thirty cents a thousand cubic feet change in natural gas prices	+ (-)	5
Two dollars (U.S.) a barrel change in sales margins for total petroleum products	+ (-)	250
One cent (U.S.) a pound change in sales margins for polyethylene	+ (-)	6
One-quarter percent decrease (increase) in short-term interest rates	+ (-)	3
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	490
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2012. Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from year-end 2011 by about $16 million (after tax) a year for each one U.S. dollar change. The increase was primarily a result of the impact of lower royalty costs for bitumen production due to lower prices for Cold Lake bitumen at 2012 year-end.

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. About 59 percent of the company’s intersegment sales are crude oil produced by the Upstream and sold to the Downstream. Other intersegment sales include those between refineries and chemical plants related to raw materials, feedstocks and finished products.

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

Industry bitumen production may be subject to limits on transportation capacity to markets. A significant portion of the company’s Upstream production is bitumen. The company’s longer-term oil sands development plans, results of operations and cash flow may be adversely affected if, for regulatory or other reasons, necessary

Management’s discussion and analysis of financial condition and results of operations (continued)

additional transportation infrastructure is not added in a timely fashion. The company supports increased market access including proposed pipeline expansions to the United States Gulf coast and the Canadian West coast.

The demand for crude oil, natural gas, petroleum products and petrochemical products correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s financial results. In challenging economic times, the company follows the proven approach to continue focus on the business elements within its controls and take a long-term view of development.

Increased demand for certain services and materials has resulted in higher capital and other project costs in industry oil sands developments. The company works to counter upward pressure on costs through effective and efficient project and procurement management. One such example is the sanctioning of the Kearl expansion to continue from the initial development such that the initial development’s design and development infrastructure can be reused. This continuation also allows the company to retain the experienced labour resources working on the initial development thereby maintaining productivity and limiting cost growth.

To help reduce the risks of dependence on potentially limited supply sources in established, mature conventional producing areas, the company’s production is expected to come increasingly from oil sands, unconventional natural gas and tight oil. Technology improvements have played and will continue to play an important role in the economics and the environmental performance of the current and future developments of these unconventional sources.

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency rates. The benefit of integration is demonstrated by the financial results in 2012 when market discounts to Western Canadian crude oil prices negatively impacted the company’s Upstream realizations but positively impacted refining margins in the Downstream segment. The company’s financial strength and debt capacity give it the opportunity to advance business plans in the pursuit of maximizing shareholder value in the full range of market conditions. Also, the company progresses large capital projects in a phased manner so that adjustments can be made when significant changes in market conditions occur. As a result, the company does not make use of derivative instruments to mitigate the impact of such changes. The company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. The company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates

The company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its straightforward business model. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 60.

Oil and gas reserves

Evaluations of oil and gas reserves are important to the effective management of Upstream assets. They are integral to making investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis for calculating unit-of-production depreciation rates and for evaluating impairment.

Oil and gas reserves include both proved and unproved reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. Unproved reserves are those with less than reasonable

Management’s discussion and analysis of financial condition and results of operations (continued)

certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

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

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or revaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in prices and year-end costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment/facility capacity.

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

The company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Impairment analyses are generally based on reserve estimates used for internal planning and capital investment decisions. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset group would be impaired if its undiscounted cash flows were less than the asset’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the company expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period.

The company performs asset valuation analyses on an ongoing basis as a part of its asset management program. These analyses assist the company in assessing whether the carrying amounts of any of its assets may not be recoverable. In addition to estimating oil and gas reserve volumes in conducting these analyses, it is also necessary to estimate future oil and gas prices. Potential trigger events for impairment evaluations include a significant decrease in current and projected reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and current period operating losses combined with a history or forecast of operating or cash flow losses.

Management’s discussion and analysis of financial condition and results of operations (continued)

In general, the company does not view temporarily low prices or margins as a triggering event for conducting the impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop significantly, the relative growth/decline in supply versus demand will determine industry prices over the long term, and these cannot be accurately predicted. Accordingly, any impairment tests that the company performs make use of the company’s price assumptions developed in the annual planning and budgeting process for the crude oil and natural gas markets, petroleum products and chemicals. These are the same price assumptions that are used for capital investment decisions. Volumes are based on field production profiles, which are also updated annually.

Supplemental information regarding oil and gas results of operations, capitalized costs and reserves is provided following the notes to the consolidated financial statements. Future prices used for any impairment tests will vary from the one used in the supplemental oil and gas disclosure and could be lower or higher for any given year.

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 6.25 percent used in 2012 compares to actual returns of 7.3 percent and 8.5 percent achieved over the last 10- and 20-year periods ending December 31, 2012. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 4 to the consolidated financial statements on page 66. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented less than two percent of total expenses in 2012.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2012, the obligations were discounted at six percent and the accretion expense was $86 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells as of year-end 2012 are disclosed in note 15 to the consolidated financial statements.

Tax contingencies

The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.

The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 3 to the consolidated financial statements on page 65.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

/s/ Bruce H. March

B.H. March

Chairman, president and

chief executive officer

/s/ Paul J. Masschelin

P.J. Masschelin

Senior vice-president,

finance and administration, and controller

(Principal accounting officer and principal financial officer)

February 26, 2013

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2012 and December 31, 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Calgary, Alberta, Canada

February 26, 2013

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2012	2011	2010
Revenues and other income
Operating revenues (a)(b)	31,053	30,474	24,946
Investment and other income (note 8)	135	240	146
Total revenues and other income	31,188	30,714	25,092

Expenses
Exploration	83	92	191
Purchases of crude oil and products (c)	18,476	18,847	14,811
Production and manufacturing (d)	4,457	4,114	3,996
Selling and general	1,081	1,168	1,070
Federal excise tax (a)	1,338	1,320	1,316
Depreciation and depletion	761	764	747
Financing costs (note 12)	(1)	3	7
Total expenses	26,195	26,308	22,138

Income before income taxes	4,993	4,406	2,954

Income taxes (note 3)	1,227	1,035	744

Net income	3,766	3,371	2,210

Per-share information (Canadian dollars)
Net income per common share - basic (note 10)	4.44	3.98	2.61
Net income per common share - diluted (note 10)	4.42	3.95	2.59
Dividends	0.48	0.44	0.43
(a)	Operating revenues include federal excise tax of $1,338 million (2011 - $1,320 million, 2010 - $1,316 million).
(b)	Operating revenues include amounts from related parties of $2,907 million (2011 - $2,818 million, 2010 - $2,250 million), (note 16).
(c)	Purchases of crude oil and products include amounts from related parties of $3,033 million (2011 - $3,636 million, 2010 - $2,828 million), (note 16).
(d)	Production and manufacturing expenses include amounts to related parties of $241 million (2011 - $217 million, 2010 - $233 million), (note 16).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2012	2011	2010
Net income	3,766	3,371	2,210

Other comprehensive income, net of income taxes (note 4)
Post-retirement benefits liability adjustment (excluding amortization)	(415)	(953)	(217)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	198	139	114
Total other comprehensive income/(loss)	(217)	(814)	(103)

Comprehensive income	3,549	2,557	2,107

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2012	2011
Assets
Current Assets
Cash	482	1,202
Accounts receivable, less estimated doubtful amounts	1,976	2,290
Inventories of crude oil and products (note 11)	827	762
Materials, supplies and prepaid expenses	280	239
Deferred income tax assets (note 3)	527	590
Total current assets	4,092	5,083
Long-term receivables, investments and other long-term assets	1,090	920
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	23,922	19,162
Goodwill (note 2)	204	204
Other intangible assets, net	56	60
Total assets (note 2)	29,364	25,429

Liabilities
Current liabilities
Notes and loans payable	472	364
Accounts payable and accrued liabilities (a) (note 11)	4,249	4,317
Income taxes payable	1,184	1,268
Total current liabilities	5,905	5,949
Long-term debt (b)(note 14)	1,175	843
Other long-term obligations (note 5)	3,983	3,876
Deferred income tax liabilities (note 3)	1,924	1,440
Total liabilities	12,987	12,108

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (c)(note 10)	1,566	1,528
Earnings reinvested	17,266	14,031
Accumulated other comprehensive income	(2,455)	(2,238)
Total shareholders’ equity	16,377	13,321

Total liabilities and shareholders’ equity	29,364	25,429
(a)	Accounts payable and accrued liabilities include amounts receivable from related parties of $9 million (2011 – amounts payable of $215 million), (note 16).
(b)	Long-term debt includes amounts to related parties of $1,040 million (2011 – $820 million).
(c)	Number of common shares outstanding was 848 million (2011 - 848 million), (note 10).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors
/s/ Bruce H. March	/s/ Paul J. Masschelin

B.H. March	P.J. Masschelin
Chairman, president and	Senior vice-president,
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2012	2011	2010
Common shares at stated value (note 10)
At beginning of year	1,528	1,511	1,508
Issued under the stock option plan	43	19	3
Share purchases at stated value	(5)	(2)	-
At end of year	1,566	1,528	1,511

Earnings reinvested
At beginning of year	14,031	11,090	9,252
Net income for the year	3,766	3,371	2,210
Share purchases in excess of stated value	(123)	(57)	(8)
Dividends	(408)	(373)	(364)
At end of year	17,266	14,031	11,090

Accumulated other comprehensive income
At beginning of year	(2,238)	(1,424)	(1,321)
Other comprehensive income	(217)	(814)	(103)
At end of year	(2,455)	(2,238)	(1,424)

Shareholders’ equity at end of year	16,377	13,321	11,177

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2012	2011	2010
Operating activities
Net income	3,766	3,371	2,210
Adjustments for non-cash items:
Depreciation and depletion	761	764	747
(Gain)/loss on asset sales	(94)	(197)	(95)
Deferred income taxes and other	619	71	152
Changes in operating assets and liabilities:
Accounts receivable	300	(302)	(289)
Inventories, materials, supplies and prepaid expenses	(106)	(228)	38
Income taxes payable	(84)	390	30
Accounts payable and accrued liabilities	(67)	846	651
All other items - net (a)	(415)	(226)	(237)
Cash flows from (used in) operating activities	4,680	4,489	3,207

Investing activities
Additions to property, plant and equipment	(5,478)	(3,919)	(3,856)
Proceeds from asset sales	226	314	144
Repayment of loan from equity company	14	12	3
Cash flows from (used in) investing activities	(5,238)	(3,593)	(3,709)

Financing activities
Short-term debt - net	105	135	120
Long-term debt issued	220	320	500
Reduction in capitalized lease obligations	(4)	(3)	(3)
Issuance of common shares under stock option plan	43	19	3
Common shares purchased (note 10)	(128)	(59)	(8)
Dividends paid	(398)	(373)	(356)
Cash flows from (used in) financing activities	(162)	39	256

Increase (decrease) in cash	(720)	935	(246)
Cash at beginning of year	1,202	267	513
Cash at end of year (b)	482	1,202	267
(a)	Includes contribution to registered pension plans of $594 million (2011- $361 million, 2010 - $421 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Certain reclassifications to prior years have been made to conform to the 2012 presentation. All amounts are in Canadian dollars unless otherwise indicated.

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. The consolidated financial statements also include the company’s share of the undivided interest in certain upstream assets and liabilities, including its 25 percent interest in the Syncrude joint venture and its 70.96 percent interest in the Kearl project.

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

These investments represent interests in non-publicly traded pipeline companies that facilitate the sale and purchase of liquids in the conduct of company operations. Other parties who also have an equity interest in these companies share in the risks and rewards according to their percentage of ownership. Imperial does not invest in these companies in order to remove liabilities from its balance sheet.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Investment tax credits and other similar grants are treated as a reduction of the capitalized cost of the asset to which they apply.

The company uses the successful-efforts method to account for its exploration and development activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized using the unit-of-production method. The company carries as an asset exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing

Notes to consolidated financial statements (continued)

well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Other exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred.

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

Impairment analyses are generally based on reserve estimates used for internal planning and capital investment decisions. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the impairment evaluation. An asset group would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount the carrying value exceeds fair value.

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

Share-based compensation

The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “selling and general” expenses in the consolidated statement of income over the requisite service period of each award. See note 7 to the consolidated financial statements on page 72 for further details.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2012	2011	2010	2012	2011	2010	2012	2011	2010
Revenues and other income
Operating revenues (a)	4,674	5,278	4,283	25,077	23,909	19,565	1,302	1,287	1,098
Intersegment sales	4,110	4,460	3,802	2,603	2,784	1,973	299	354	285
Investment and other income	46	168	59	81	63	81	-	-	3
	8,830	9,906	8,144	27,761	26,756	21,619	1,601	1,641	1,386
Expenses
Exploration	83	92	191	-	-	-	-	-	-
Purchases of crude oil and products	3,056	3,581	2,692	21,316	21,642	17,169	1,115	1,222	1,009
Production and manufacturing	2,704	2,484	2,375	1,569	1,451	1,413	185	179	209
Selling and general (b)	1	7	5	935	973	918	67	64	63
Federal excise tax	-	-	-	1,338	1,320	1,316	-	-	-
Depreciation and depletion	498	528	514	242	214	213	12	13	12
Financing costs (note 12)	(1)	2	3	-	(1)	1	-	-	-
Total expenses	6,341	6,694	5,780	25,400	25,599	21,030	1,379	1,478	1,293
Income before income taxes	2,489	3,212	2,364	2,361	1,157	589	222	163	93
Income taxes (note 3)
Current	72	593	477	486	372	141	67	43	18
Deferred	529	162	123	103	(99)	6	(10)	(2)	6
Total income tax expense	601	755	600	589	273	147	57	41	24
Net income	1,888	2,457	1,764	1,772	884	442	165	122	69
Cash flows from (used in) operating activities	2,625	3,252	2,494	1,961	1,315	787	127	53	65
Capital and exploration expenditures (c)	5,518	3,880	3,844	140	166	184	4	4	10
Property, plant and equipment
Cost	30,602	25,327	21,990	7,038	6,990	6,933	765	760	758
Accumulated depreciation and depletion	(10,146)	(9,747)	(9,740)	(3,967)	(3,803)	(3,678)	(576)	(560)	(546)
Net property, plant and equipment (d)	20,456	15,580	12,250	3,071	3,187	3,255	189	200	212
Total assets (e)	22,317	17,222	13,852	6,409	6,700	6,315	372	397	425

	Corporate and other			Eliminations			Consolidated
millions of dollars	2012	2011	2010	2012	2011	2010	2012	2011	2010
Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	31,053	30,474	24,946
Intersegment sales	-	-	-	(7,012)	(7,598)	(6,060)	-	-	-
Investment and other income	8	9	3	-	-	-	135	240	146
	8	9	3	(7,012)	(7,598)	(6,060)	31,188	30,714	25,092
Expenses
Exploration	-	-	-	-	-	-	83	92	191
Purchases of crude oil and products	-	-	-	(7,011)	(7,598)	(6,059)	18,476	18,847	14,811
Production and manufacturing	-	-	-	(1)	-	(1)	4,457	4,114	3,996
Selling and general (b)	78	124	84	-	-	-	1,081	1,168	1,070
Federal excise tax	-	-	-	-	-	-	1,338	1,320	1,316
Depreciation and depletion	9	9	8	-	-	-	761	764	747
Financing costs (note 12)	-	2	3	-	-	-	(1)	3	7
Total expenses	87	135	95	(7,012)	(7,598)	(6,060)	26,195	26,308	22,138
Income before income taxes	(79)	(126)	(92)	-	-	-	4,993	4,406	2,954
Income taxes (note 3)
Current	(32)	(53)	(47)	-	-	-	593	955	589
Deferred	12	19	20	-	-	-	634	80	155
Total income tax expense	(20)	(34)	(27)	-	-	-	1,227	1,035	744
Net income	(59)	(92)	(65)	-	-	-	3,766	3,371	2,210
Cash flows from (used in) operating activities	(33)	(131)	(139)	-	-	-	4,680	4,489	3,207
Capital and exploration expenditures (c)	21	16	7	-	-	-	5,683	4,066	4,045
Property, plant and equipment
Cost	360	339	323	-	-	-	38,765	33,416	30,004
Accumulated depreciation and depletion	(154)	(144)	(135)	-	-	-	(14,843)	(14,254)	(14,099)
Net property, plant and equipment (d)	206	195	188	-	-	-	23,922	19,162	15,905
Total assets (e)	704	1,418	314	(438)	(308)	(326)	29,364	25,429	20,580

Notes to consolidated financial statements (continued)

(a)	Includes export sales to the United States of $4,358 million (2011- $4,175 million, 2010- $3,650 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Includes delivery costs from final storage areas to customers of $254 million in 2012 (2011 - $286 million, 2010 - $280 million).
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.
(d)	Includes property, plant and equipment under construction of $13,846 million (2011 - $9,147 million).
(e)	All goodwill has been assigned to the Downstream segment. There have been no goodwill acquisitions, impairment losses or write-offs due to sales in the past three years. Fair value used in quantitative goodwill impairment tests was Level 3 (unobservable inputs).

3. Income taxes

millions of dollars	2012	2011	2010
Current income tax expense	593	955	589
Deferred income tax expense (a)	634	80	155
Total income tax expense (b)	1,227	1,035	744
Statutory corporate tax rate (percent)	25.5	25.4	27.0
Increase/(decrease) resulting from:
Enacted tax rate change	-	-	-
Other	(0.7)	(1.9)	(1.8)
Effective income tax rate	24.8	23.5	25.2
(a)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2012, 2011 and 2010.
(b)	Cash outflow from income taxes, plus investment credits earned, was $871 million in 2012 (2011 – $667 million, 2010 – $603 million).

Income tax (expense)/credit for components of other comprehensive income:

millions of dollars	2012	2011	2010
Post-retirement benefits liability adjustment:
Post-retirement benefits adjustment (excluding amortization)	155	326	74
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	(68)	(47)	(39)
Total post-retirement benefits liability adjustment	87	279	35

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2012	2011	2010
Depreciation and amortization	2,434	1,948	1,790
Successful drilling and land acquisitions	399	378	330
Pension and benefits	(717)	(720)	(414)
Site restoration	(284)	(267)	(224)
Capitalized interest	53	50	48
Other	39	51	16
Deferred income tax liabilities	1,924	1,440	1,546

LIFO inventory valuation	(478)	(560)	(450)
Other	(49)	(30)	(48)
Deferred income tax assets	(527)	(590)	(498)
Valuation allowance	-	-	-
Net deferred income tax liabilities	1,397	850	1,048

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions will

Notes to consolidated financial statements (continued)

take many years to complete. It is difficult to predict the timing of resolution for tax positions, since such timing is not entirely within the control of the company. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2012	2011	2010
January 1 balance	134	147	165
Additions based on current year’s tax position	4	-	-
Additions for prior years’ tax positions	10	20	24
Reductions for prior years’ tax positions	(3)	(31)	(37)
Reductions due to lapse of the statute of limitations	(2)	(2)	(5)
December 31 balance	143	134	147

The 2012, 2011 and 2010 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2008 to 2011 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings for several years in the period 1994 to 2007. Management is currently evaluating those proposed adjustments. Management believes that a number of outstanding matters before 2008 are expected to be resolved in 2013. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other post-retirement benefits
	2012	2011	2012	2011
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	3.75	4.25	3.75	4.25
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	6,646	5,562	508	421
Current service cost	160	122	8	6
Interest cost	288	314	21	23
Actuarial loss/(gain)	616	897	40	81
Amendments	-	86	-	-
Benefits paid (a)	(374)	(335)	(30)	(23)
Projected benefit obligation at December 31	7,336	6,646	547	508

Accumulated benefit obligation at December 31	6,560	5,970

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2013 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2012	2011	2012	2011
Change in plan assets
Fair value at January 1	4,461	4,296
Actual return/(loss) on plan assets	374	93
Company contributions	594	361
Benefits paid (b)	(315)	(289)
Fair value at December 31	5,114	4,461

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(1,602)	(1,595)
Unfunded plans	(620)	(590)	(547)	(508)
Total (c)	(2,222)	(2,185)	(547)	(508)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

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

Notes to consolidated financial statements (continued)

	Pension benefits		Other post- retirement benefits
millions of dollars	2012	2011	2012	2011
Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(24)	(24)	(28)	(24)
Other long-term obligations	(2,198)	(2,161)	(519)	(484)
Total recorded	(2,222)	(2,185)	(547)	(508)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	3,210	2,916	124	92
Prior service cost	85	107	-	-
Total recorded in accumulated other comprehensive income, before tax	3,295	3,023	124	92

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2012 long-term expected return of 6.25 percent used in the calculations of pension expense compares to an actual rate of return of 7.3 percent and 8.5 percent over the last 10- and 20-year periods ending December 31, 2012.

	Pension benefits			Other post-retirement benefits
	2012	2011	2010	2012	2011	2010
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	4.25	5.50	6.25	4.25	5.50	6.25
Long-term rate of return on funded assets	6.25	7.00	7.00	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of dollars
Components of net periodic benefit cost
Current service cost	160	122	102	8	6	5
Interest cost	288	314	307	21	23	24
Expected return on plan assets	(288)	(308)	(275)	-	-	-
Amortization of prior service cost	23	21	17	-	-	(1)
Recognized actuarial loss/(gain)	235	162	137	8	3	-
Net periodic benefit cost	418	311	288	37	32	28

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	530	1,112	302	40	81	(11)
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(235)	(162)	(137)	(8)	(3)	-
Prior service cost	-	86	-	-	-	-
Amortization of prior service cost included in net periodic benefit cost	(23)	(21)	(17)	-	-	1
Total recorded in other comprehensive income	272	1,015	148	32	78	(10)

Total recorded in net periodic benefit cost and other comprehensive income, before tax	690	1,326	436	69	110	18

Notes to consolidated financial statements (continued)

Costs for defined contribution plans, primarily the employee savings plan, were $36 million in 2012 (2011 - $36 million, 2010 - $37 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2012	2011	2010
(Charge)/credit to other comprehensive income, before tax	(304)	(1,093)	(138)
Deferred income tax (charge)/credit (note 3)	87	279	35
(Charge)/credit to other comprehensive income, after tax	(217)	(814)	(103)

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

The 2012 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2012, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	811		811	(a)
Non-Canadian	1,657		1,657	(a)
Debt securities - Canadian
Corporate	473		473	(b)
Government	1,982		1,982	(b)
Asset backed	5		5	(b)
Mortgage funds	1				1	(c)
Equities – Venture capital	158				158	(d)
Cash	27	9	18	(e)
Total plan assets at fair value	5,114	9	4,946		159
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2012	1	148
Net realized gains/(losses)	-	(11)
Net unrealized gains/(losses)	-	8
Net purchases/(sales)	-	13
Fair value at December 31, 2012	1	158

The 2011 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2011, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	723		723	(a)
Non-Canadian	1,408		1,408	(a)
Debt securities - Canadian
Corporate	487		487	(b)
Government	1,671		1,671	(b)
Asset backed	15		15	(b)
Mortgage funds	1				1	(c)
Equities – Venture capital	148				148	(d)
Cash	8	6	2	(e)
Total plan assets at fair value	4,461	6	4,306		149
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2011	1	110
Net realized gains/(losses)	-	(8)
Net unrealized gains/(losses)	-	27
Net purchases/(sales)	-	19
Fair value at December 31, 2011	1	148

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2012	2011
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	6,716	6,056
Accumulated benefit obligation	6,025	5,436
Fair value of plan assets	5,114	4,461
Accumulated benefit obligation less fair value of plan assets	911	975

For unfunded plans covered by book reserves:
Projected benefit obligation	620	590
Accumulated benefit obligation	535	534

Estimated 2013 amortization from accumulated other comprehensive income

millions of dollars	Pension benefits	Other post-retirement benefits
Net actuarial loss/(gain) (a)	246	10
Prior service cost (b)	23	-
(a)	The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

millions of dollars	Pension benefits	Other post-retirement benefits
2013	335	28
2014	345	28
2015	356	28
2016	366	28
2017	376	28
2018 - 2022	1,989	144

In 2013, the company expects to make cash contributions of about $680 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(45)	45

Discount rate:
Effect on net benefit cost, before tax	(75)	95
Effect on benefit obligation	(980)	1,235

Rate of pay increases:
Effect on net benefit cost, before tax	45	(40)
Effect on benefit obligation	225	(200)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Effect on service and interest cost components	3	(3)
Effect on benefit obligation	49	(40)

5.  Other long-term obligations

millions of dollars	2012	2011
Employee retirement benefits (note 4)(a)	2,717	2,645
Asset retirement obligations and other environmental liabilities (b)	957	914
Share-based incentive compensation liabilities (note 7)	117	125
Other obligations	192	192
Total other long-term obligations	3,983	3,876
(a)	Total recorded employee retirement benefit obligations also include $52 million in current liabilities (2011 – $48 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $168 million in current liabilities (2011 – $145 million).

Asset retirement obligations incurred in the current period were Level 3 (unobservable inputs) fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of dollars	2012	2011
January 1 balance	936	773
Additions	61	217
Reductions due to property sales	(8)	-
Accretion	86	46
Settlement	(109)	(100)
December 31 balance	966	936

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

Restricted stock units and deferred share units

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

All units require settlement by cash payments with the following exceptions. The restricted stock unit program was amended for units granted in 2002 and subsequent years to Canadian residents by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised in the seventh year following the grant date. For units where 50 percent are exercisable five years following the grant date and the remainder exercisable on the later of ten years following the grant date or the retirement date of the recipient, the recipient may receive one common share of the company per unit or elect to receive cash payment for all units to be exercised.

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

The following table summarizes information about these units for the year ended December 31, 2012:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2012	9,333,713	72,297
Granted	1,789,950	13,208
Exercised	(2,155,999)	-
Forfeited and cancelled	(24,560)	-
Outstanding at December 31, 2012	8,943,104	85,505

The compensation expense charged against income for these programs was $58 million, $91 million and $57 million for the years ended December 31, 2012, 2011 and 2010, respectively. Income tax benefit recognized in income related to compensation expense for the years ended December 31, 2012, 2011 and 2010 was $20 million, $33 million and $27 million, respectively. Cash payments of $97 million, $173 million and $152 million for these programs were made in 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $204 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of nonvested restricted stock units is 3.7 years. All units under the deferred share programs have vested as of December 31, 2012.

Incentive stock options

In April 2002, incentive stock options were granted for the purchase of the company’s common shares. For units exercised subsequent to the company’s May 2006 three-for-one split, the company gave the option holders the right to purchase three shares for each original stock option granted. The exercise price was $15.50 per share (adjusted to reflect the three-for-one share split). All options had been exercised as of December 31, 2012. The company has not issued incentive stock options since 2002 and has no plans to issue incentive stock options in the future.

Notes to consolidated financial statements (continued)

Since incentive stock option awards vested prior to the effective date of current authoritative guidance relating to accounting for stock-based compensation, they were accounted for under the prior prescribed method. Under this method, compensation expense of incentive stock option awards was not recognized, as the exercise price of the option is equal to the market price of the stock on the date of grant.

The company has purchased shares on the market to fully offset the dilutive effects from the exercise of stock options.

The following table summarizes information about stock options for the year ended December 31, 2012:

	Units	Exercise price (dollars)	Remaining contractual term (years)
Incentive stock options
Outstanding at January 1, 2012	2,775,708	15.50	0.3
Granted	-
Exercised	(2,775,708)	15.50
Forfeited and cancelled	-
Outstanding at December 31, 2012	-

8.  Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2012	2011	2010
Proceeds from asset sales	226	314	144
Book value of assets sold	132	117	49
Gain/(loss) on asset sales, before tax (a)	94	197	95
Gain/(loss) on asset sales, after tax (a)	72	153	80
(a)	2011 included gains of $104 million ($76 million, after tax) from the sale of the company’s interests in shallow gas properties in the Medicine Hat, Alberta area, the Coleville-Hoosier natural gas producing property in Saskatchewan and the Rainbow Lake producing property in Alberta. 2011 also included a gain of $55 million ($40 million, after tax) from an exchange of oil sands leases with a third party.

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

Notes to consolidated financial statements (continued)

	Payments due by period
millions of dollars	2013	2014	2015	2016	2017	After 2017	Total
Unconditional purchase obligations (a)	77	55	54	54	54	176	470
(a)	Undiscounted obligations of $470 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $86 million (2011 - $73 million, 2010 - $78 million). The present value of these commitments, excluding imputed interest of $97 million, totaled $373 million.

10.  Common shares

thousands of shares	As at Dec. 31 2012	As at Dec. 31 2011
Authorized	1,100,000	1,100,000

From 1995 through 2011, the company purchased shares under seventeen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2012, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to about 42 million shares, including shares purchased from Exxon Mobil Corporation and shares purchased by the employee savings plan and company pension fund. The results of these activities are as shown below.

Year	Purchased shares (thousands)	Millions of dollars
1995 to 2010	902,503	15,521
2011	1,262	59
2012	2,776	128
Cumulative purchases to date	906,541	15,708

Exxon Mobil Corporation’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

Notes to consolidated financial statements (continued)

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2010	847,599	1,508
Issued under employee share-based awards	208	3
Purchases at stated value	(208)	-
Balance as at December 31, 2010	847,599	1,511
Issued under employee share-based awards	1,262	19
Purchases at stated value	(1,262)	(2)
Balance as at December 31, 2011	847,599	1,528
Issued under employee share-based awards	2,776	43
Purchases at stated value	(2,776)	(5)
Balance as at December 31, 2012	847,599	1,566

The following table provides the calculation of basic and diluted earnings per share:

	2012	2011	2010
Net income per common share – basic
Net income (millions of dollars)	3,766	3,371	2,210

Weighted average number of common shares outstanding (millions of shares)	847.7	847.7	847.6

Net income per common share (dollars)	4.44	3.98	2.61

Net income per common share - diluted
Net income (millions of dollars)	3,766	3,371	2,210

Weighted average number of common shares outstanding (millions of shares)	847.7	847.7	847.6
Effect of employee share-based awards (millions of shares)	3.4	5.9	6.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	851.1	853.6	854.2

Net income per common share (dollars)	4.42	3.95	2.59

11.  Miscellaneous financial information

In 2012, net income included an after-tax gain of $45 million (2011 – $10 million gain, 2010 – $38 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2012 by $1,769 million (2011 – $2,196 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2012	2011
Crude oil	473	448
Petroleum products	284	247
Chemical products	60	57
Natural gas and other	10	10
Total inventories of crude oil and products	827	762

Net research and development costs charged to expenses in 2012 were $147 million (2011 – $120 million, 2010 – $97 million). These costs are included in expenses due to the uncertainty of future benefits.

Cash flow from operating activities included dividends of $1 million received from equity investments in 2012 (2011 – $3 million, 2010 – $9 million).

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $377 million at December 31, 2012 (2011 - $540 million).

Notes to consolidated financial statements (continued)

12.  Financing costs

millions of dollars	2012	2011	2010
Debt-related interest	20	16	6
Capitalized interest	(20)	(16)	(6)
Net interest expense	-	-	-
Other interest	(1)	3	7
Total financing costs (a)	(1)	3	7
(a)	Cash interest payments in 2012 were $20 million (2011 – $16 million, 2010 – $12 million). The weighted average interest rate on short-term borrowings in 2012 was 1.1 percent (2011 – 1.0 percent).

13.  Leased facilities

At December 31, 2012, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totaling $511 million as indicated in the following table:

	Payments due by period
millions of dollars	2013	2014	2015	2016	2017	After 2017	Total
Lease payments under minimum commitments (a)	180	144	107	32	23	25	511
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2012 was $271 million (2011 – $226 million, 2010 – $173 million). Related rental income was not material.

14.  Long-term debt

millions of dollars	As at Dec. 31 2012	As at Dec. 31 2011
Long-term debt (a)	1,040	820
Capital leases (b)	135	23
Total long-term debt	1,175	843
(a)	Borrowed under an existing agreement with an affiliated company of Exxon Mobil Corporation (ExxonMobil) that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.3 percent in 2012.
(b)	Capitalized lease obligations primarily relate to capital leases for pipeline transportation and marine services agreements. The average imputed rate was 9.6 percent in 2012 (2011 – 11.4 percent). Total capitalized lease obligations also include $7 million in current liabilities (2011 - $4 million). Principal payments on capital leases of approximately $7 million a year are due in each of the next four years after December 31, 2013.

In the third quarter of 2012, the company increased the amount of its existing stand-by long-term bank credit facility from $200 million to $300 million and extended the maturity date to August 2014. Subsequent to year-end, in February 2013, this long-term bank credit facility was increased by an additional $200 million to $500 million with the maturity date unchanged. The company has not drawn on the facility.

In February 2013, the company increased its long-term debt by $1.3 billion by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation and increased short-term debt by $0.5 billion by issuing additional commercial paper. The majority of the increased debt was used to finance the acquisition of a 50-percent interest in Celtic’s assets and liabilities.

Notes to consolidated financial statements (continued)

15.  Accounting for suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report does not necessarily have the same meaning as under SEC Rule 13q-1 relating to government payment reporting. For example, a single project for purposes of the rule may encompass numerous properties, agreements, investments, developments, phases, work efforts, activities and components, each of which we may also informally describe as a “project”.

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2012	2011	2010
January 1 balance	163	120	45
Additions pending the determination of proved reserves	16	43	75
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	(12)	-	-
December 31 balance	167	163	120

Period end capitalized suspended exploratory well costs:

millions of dollars	2012	2011	2010
Capitalized for a period of one year or less	16	43	75

Capitalized for a period of between one and five years	151	120	45
Capitalized for a period of greater than one year	151	120	45

Total	167	163	120

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2012	2011	2010
Number of projects with first capitalized well drilled in the preceding 12 months	-	1	-
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	1	1
Total	1	2	1

The project with exploratory well costs capitalized for a period greater than 12 months as of December 31, 2012 has drilling in the preceding 12 months.

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

In addition, the company has existing agreements with ExxonMobil to:

a)	provide computer and customer support services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems;

b)	operate certain Western Canada production properties owned by ExxonMobil as well as provide for the delivery of management, business and technical services to ExxonMobil in Canada. These agreements are designed to provide organizational efficiencies and to reduce costs. No separate legal entities were created from these arrangements. Separate books of account continue to be maintained for the company and ExxonMobil. The company and ExxonMobil retain ownership of their respective assets, and there is no impact on operations or reserves;

c)	provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil; and

d)	provide for the option of equal participation in new upstream opportunities.

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.

As at December 31, 2012, the company had outstanding loans of $1,040 million (2011 – $820 million) from ExxonMobil (see note 14, long-term debt, on page 77 for further details).

As at December 31, 2012, the company had outstanding loans of $4 million (2011 - $18 million) to Montreal Pipe Line Limited, in which the company has an equity interest, for financing of the equity company’s capital expenditure programs and working capital requirements.

Notes to consolidated financial statements (continued)

17.  Subsequent event

Description of the Transaction: On February 26, 2013, ExxonMobil Canada acquired Celtic Exploration Ltd. (“Celtic”). Immediately following the acquisition, Imperial acquired a 50-percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1.6 billion, financed by a combination of related party and third party debt (see note 14 for further details). Concurrently, a general partnership was formed to hold and operate the assets of Celtic. Celtic is involved in the exploration for, production of, and transportation and sale of natural gas and crude oil, condensate and natural gas liquids.

Recording of Assets Acquired and Liabilities Assumed: Imperial used the acquisition method of accounting to record its pro-rata share of the assets acquired and liabilities assumed. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the proximity of the acquisition date to the 2012 Form 10-K filing date, the fair values of the assets acquired and liabilities assumed could not be finalized by the filing date. They will be disclosed in the company’s first quarter 2013 Form 10-Q.

Pro Forma Impact of the Acquisition: Unaudited pro forma revenues, earnings and basic and diluted earnings per share information as if the acquisition had occurred at the beginning of 2012 is not presented, since the effect on Imperial’s consolidated 2012 financial results would not have been material.

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 81 to 82 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board (FASB) rules. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standardized measure of discounted future cash flows. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

Results of operations

millions of dollars	2012	2011	2010
Sales to customers (a)	2,074	2,185	2,094
Intersegment sales (a)(b)	3,534	3,828	3,165
	5,608	6,013	5,259
Production expenses	2,589	2,352	2,225
Exploration expenses	83	90	190
Depreciation and depletion	498	530	521
Income taxes	584	718	591
Results of operations	1,854	2,323	1,732

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2012	2011	2010
Property costs (c)
Proved	-	-	-
Unproved	33	114	70
Exploration costs	109	133	260
Development costs	5,125	3,792	3,515
Total costs incurred in property acquisitions, exploration and development activities	5,267	4,039	3,845

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

Capitalized costs

millions of dollars	2012	2011
Property costs (c)
Proved	2,974	2,984
Unproved	616	636
Producing assets	13,322	12,735
Incomplete construction	13,062	8,876
Total capitalized cost	29,974	25,231
Accumulated depreciation and depletion	(10,140)	(9,740)
Net capitalized costs	19,834	15,491
(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

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

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2012	2011	2010
Future cash flows	227,253	224,130	158,835
Future production costs	(83,600)	(82,903)	(62,051)
Future development costs	(31,051)	(27,259)	(16,920)
Future income taxes	(25,902)	(26,671)	(18,765)
Future net cash flows	86,700	87,297	61,099
Annual discount of 10 percent for estimated timing of cash flows	(61,864)	(61,277)	(39,848)
Discounted future cash flows	24,836	26,020	21,251

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	26,020	21,251	13,375
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(3,116)	(3,764)	(3,130)
Net changes in prices, development costs and production costs	(6,810)	2,845	4,217
Extensions, discoveries, additions and improved recovery, less related costs	2,698	1,694	(2)
Development costs incurred during the year	5,086	3,583	3,360
Revisions of previous quantity estimates	(805)	165	4,085
Accretion of discount	997	1,725	998
Net change in income taxes	766	(1,479)	(1,652)
Net change	(1,184)	4,769	7,876
Balance at end of year	24,836	26,020	21,251

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Net Proved Reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)

	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2010	63	590	691	1,661	2,513
Revisions	2	80	14	96	125
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(2)	-	-	-
Discoveries and extensions	-	1	-	-	-
Production	(8)	(93)	(24)	(42)	(89)
End of year 2010	57	576	681	1,715	2,549

Revisions	4	11	(4)	36	38
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(103)	-	-	(17)
Discoveries and extensions	-	21	-	706	709
Production	(6)	(83)	(24)	(44)	(88)
End of year 2011	55	422	653	2,413	3,191

Revisions	5	98	(29)	239	231
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(7)	-	-	(1)
Discoveries and extensions	-	47	-	234	242
Production	(7)	(72)	(25)	(45)	(89)
End of year 2012	53	488	599	2,841	3,574

Net Proved Developed Reserves included above, as of
January 1, 2010	62	526	691	468	1,309
December 31, 2010	56	507	681	519	1,340
December 31, 2011	55	360	653	519	1,287
December 31, 2012	52	373	599	543	1,256

Net Proved Undeveloped Reserves included above, as of
January 1, 2010	1	64	-	1,193	1,204
December 31, 2010	1	69	-	1,196	1,209
December 31, 2011	-	62	-	1,894	1,904
December 31, 2012	1	115	-	2,298	2,318
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2010, 2011 and 2012. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X.

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

In accordance with SEC rules, the year-end reserves volumes as well as the reserves change categories shown in the proved reserves tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserves quantities were also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow.

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

In 2012, the quantities shown in the discoveries and extensions category under proved reserves were due to the initial booking of the approved Nabiye expansion project at Cold Lake. Upward revisions of proved bitumen and natural gas reserves were primarily a result of increased development scope at Cold Lake. Bitumen revisions also include the impact of royalty costs at Kearl.

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

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2012 three months ended				2011 three months ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Financial data (millions of dollars)
Total revenues and other income	7,533	7,515	8,336	7,804	6,871	7,774	7,945	8,124
Total expenses	6,181	6,675	6,949	6,390	5,820	6,815	6,813	6,860
Income before income taxes	1,352	840	1,387	1,414	1,051	959	1,132	1,264
Income taxes	337	205	347	338	270	233	273	259

Net income	1,015	635	1,040	1,076	781	726	859	1,005

Segmented net income (millions of dollars)
Upstream	542	360	498	488	528	624	534	771
Downstream	455	232	536	549	276	64	272	272
Chemical	35	49	37	44	38	36	37	11
Corporate and other	(17)	(6)	(31)	(5)	(61)	2	16	(49)
Net income	1,015	635	1,040	1,076	781	726	859	1,005

Per-share information (dollars)
Net earnings – basic	1.20	0.75	1.22	1.27	0.92	0.86	1.01	1.19
Net earnings – diluted	1.19	0.75	1.22	1.26	0.91	0.85	1.01	1.18
Dividends (declared quarterly)	0.12	0.12	0.12	0.12	0.11	0.11	0.11	0.11

Share prices (dollars) (b)
Toronto Stock Exchange
High	49.26	46.68	48.32	46.25	54.00	52.67	46.23	45.52
Low	43.72	39.77	41.43	41.44	39.06	42.79	35.56	34.15
Close	45.32	42.59	45.25	42.73	49.54	44.92	37.64	45.39

NYSE MKT (U.S. dollars) (b)
High	49.32	47.36	50.00	47.02	55.63	55.00	48.09	44.73
Low	43.72	38.16	40.50	42.06	39.32	43.49	34.51	32.18
Close	45.39	41.72	46.03	43.00	51.07	46.59	36.11	44.48

Shares traded (thousands) (c)	64,643	66,394	52,065	44,615	86,357	76,970	79,786	74,744
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE MKT LLC. Imperial has unlisted privileges on the NYSE MKT LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees, with the exception of Darren W. Woods, are now directors and have been since the dates indicated. Robert C. Olsen is a current director and has chosen not to be nominated for re-election. Bruce H. March announced his resignation as a director and as chairman, president and chief executive officer effective March 1, 2013. Richard M. Kruger was elected as a director and as chairman, president and chief executive officer effective March 1, 2013.

Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings in the company, as well as any shareholdings in Exxon Mobil Corporation. The information is as of February 13, 2013, the effective date of this circular, unless otherwise indicated.

Krystyna T. Hoeg

Toronto, Ontario, Canada

Age: 63

Current Position:

Nonemployee director

Independent

Director since May 1, 2008

Normally ineligible for re-election in 2022

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

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board				10 of 10	100%
Audit committee				5 of 5	100%
Executive resources committee (Chair)				6 of 6	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				3 of 3	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	0	14,678	8,000	22,678	968,351
2011	0	11,450	7,000	18,450	876,560
Change	0	3,228	1,000	4,228	91,791
Share ownership guidelines have been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0		0		0	0
Public Company Directorships in the Past Five Years

  •    Sun Life Financial Inc. (2002 – Present)

  •    Shoppers Drug Mart Corporation (2006 – Present)

  •    Canadian Pacific Railway Limited (2007 – Present)

  •    Canadian Pacific Railway Company (2007 – Present)

  •    Cineplex Galaxy Income Fund (2006 – 2010)

Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Toronto East General Hospital (Board of Directors)

Richard M. Kruger

Calgary, Alberta, Canada

Age: 53

Current Position: Chairman,

president and chief executive

officer, Imperial Oil Limited

(as of March 1, 2013)

Not independent

Director since March 1, 2013

Normally ineligible for re-

election in 2031

Skills and experience:

—   Leadership of large organizations

—   Operations/technical

—   Project management

—   Global experience

—   Strategy development

—   Financial expertise

—   Executive compensation

Mr. Kruger was appointed chairman, president and chief executive officer of Imperial Oil Limited effective March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981 in various upstream and downstream assignments with responsibilities in the United States, the former Soviet Union, the Middle East and Southeast Asia. In his previous position, Mr. Kruger was vice-president of Exxon Mobil Corporation and president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations.

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board (Chair) (appointed March 1, 2013) Contributions committee (appointed March 1, 2013)				Mr. Kruger was not a board or committee member in 2012	n/a n/a

Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	0	0	0	0	0
Share ownership guidelines have not been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
18,524 (<0.01%)		268,400	286,924		25,492,434
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)

•    Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company, a division of Exxon Mobil Corporation (2008 - 2013)

•    Executive vice-president, ExxonMobil Production Company, a division of Exxon Mobil Corporation (2006 – 2008)

Non-profit sector affiliations

•    University of Minnesota’s College of Engineering and Science (Advisory Board)

•    Spindletop Children’s Charities International (Advisory Board)

•    Greater Houston Partnership (Board of Directors)

•    United Way of Greater Houston (Board of Directors, Executive Committee)

•    Society of Petroleum Engineers (Member)

Jack M. Mintz

Calgary, Alberta, Canada

Age: 61

Current Position:

Nonemployee director

Independent

Director since April 21, 2005

Normally ineligible for re-election in 2023

Skills and experience:

—   Global experience

—   Strategy development

—   Government relations

—   Academic/research

—   Executive compensation

Dr. Mintz is currently the Palmer Chair in Public Policy for the University of Calgary. Prior to that he was a professor at the Joseph L. Rotman School of Management at the University of Toronto from 1989. Dr. Mintz is a director of Morneau Shepell Inc. Dr. Mintz has published widely in the fields of public economics and fiscal federalism and has frequently published articles in national newspapers and magazines.

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board				10 of 10	100%
Audit committee				5 of 5	100%
Executive resources committee				6 of 6	100%
Environment, health and safety committee (Chair)				3 of 3	100%
Nominations and corporate governance committee				3 of 3	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance –100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	1,000 (<0.01%)	11,878	10,500	23,378	998,241
2011	1,000 (<0.01%)	9,447	11,000	21,447	1,018,947
Change	0	2,431	(500)	1,931	(20,706)
Share ownership guidelines have been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0		0		0	0
Public Company Directorships in the Past Five Years
• Morneau Shepell Inc. (2010 - Present) • Brookfield Asset Management Inc. (formerly Brascan Corporation) (2002 – 2012) • CHC Helicopter Corporation (2004 – 2008)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations

  •    Social Science and Humanities Research Council of Canada (Board of Directors)

  •    Centre for Economic Studies (CES) Ifo Institute, Germany (Research fellow)

  •    Oxford Centre on Business Taxation, UK (Research fellow)

  •    Literary Review of Canada (Board of Directors)

David S. Sutherland

Waterloo, Ontario, Canada

Age: 63

Current Position:

Nonemployee director

Independent

Director since April 29, 2010

Normally ineligible for re-election in 2022

Skills and experience:

—   Leadership of large organizations

—   Operations/technical

—   Global experience

—   Strategy development

—   Audit committee financial expert

—   Financial expertise

—   Government relations

—   Executive compensation

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is a director of GATX Corporation and United States Steel Corporation. Mr. Sutherland is a former chairman of the American Iron and Steel Institute and served as a member of the board of directors of the Steel Manufacturers Association, the International Iron and Steel Institute, the Canadian Steel Producers Association and the National Association of Manufacturers.

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board				10 of 10	100%
Audit committee				5 of 5	100%
Executive resources committee				6 of 6	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				2 of 3	66.6%
Contributions committee (Chair)				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 96.7%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	45,000 (<0.01%)	8,393	6,000	59,393	2,536,081
2011	45,000 (<0.01%)	5,232	4,000	54,232	2,576,562
Change	0	3,161	2,000	5,161	(40,481)
Share ownership guidelines have been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
5,450 (<0.01%)		0		5,450	484,218
Public Company Directorships in the Past Five Years
• GATX Corporation (2007 - Present) • United States Steel Corporation (2008 – Present) • ZCL Composites Inc. (2008 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• KidsAbility, Centre for Child Development (Finance Committee)

Sheelagh D. Whittaker

London, England

Age: 65

Current Position:

Nonemployee director

Independent

Director since April 19, 1996

Normally ineligible for re-election in 2019

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

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board committee				10 of 10	100%
Audit committee				5 of 5	100%
Executive resources committee				6 of 6	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee (Chair)				3 of 3	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	9,350 (<0.01%)	41,092	10,500	60,942	2,602,223
2011	9,350 (<0.01%)	37,575	11,000	57,925	2,752,017
Change	0	3,517	(500)	3,017	(149,794)
Share ownership guidelines have been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0		0		0	0
Public Company Directorships in the Past Five Years
• Standard Life plc (2009 – Present)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Member of the VIP Advisory Board of the European Professional Women’s Network

Darren W. Woods

Fairfax, Virginia, United

States of America

Age: 48

Current Position: Vice-

president, Exxon Mobil

Corporation and president

ExxonMobil Refining and

Supply Company

Not independent

D.W. Woods is being

nominated for a position to

the board of the company for

the first time.

Normally ineligible for re-election in 2037

Skills and experience:

—     Leadership of large organizations

—     Operations/technical

—     Project management

—     Global experience

—     Strategy development

—     Financial expertise

—     Executive compensation

Mr. Woods is a vice-president of Exxon Mobil Corporation and is the president of ExxonMobil Refining and Supply Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global refining and supply operations. He is located in Fairfax, Virginia. Mr. Woods has worked for ExxonMobil in a range of downstream and chemical management assignments, investor relations in the United States, as well as international assignments in England, Scotland and Brussels.

Board and Committee Membership				Attendance in 2012

Not currently a member of the board				--	--

Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	0	0	0	0	0
Share ownership guidelines have not been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock	Total Common Shares and Restricted Stock		Total Market Value of Common Shares and Restricted Stock ($)
13,093 (<0.01%)		100,300	113,393		10,074,666
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
• Vice President, Supply & Transportation, ExxonMobil Refining & Supply Company (2010 - 2012) • Refining Director, Europe, Africa & Middle East, ExxonMobil Refining & Supply Company (2008 - 2010)
Non-profit sector affiliations
• National Association of Manufacturers (Executive Committee) • American Petroleum Institute (Downstream Committee Chair)

Victor L. Young, O.C.

St. John’s, Newfoundland and

Labrador, Canada

Age: 67

Current Position:

Nonemployee director

Independent

Director since April 23, 2002

Normally ineligible for re-election in 2018

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

Board and Committee Membership				Attendance in 2012
Imperial Oil Limited board				10 of 10	100%
Audit committee (Chair)				5 of 5	100%
Executive resources committee				6 of 6	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				3 of 3	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
Year	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
2012	20,000 (<0.01%)	9,464	10,500	39,964	1,706,463
2011	17,750 (<0.01%)	8,594	11,000	37,344	1,774,213
Change	2,250	870	(500)	2,620	(67,750)
Share ownership guidelines have been met.
Exxon Mobil Corporation Securities Held (a) (c) (e)
Common Shares (% of class)		Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
0		0		0	0
Public Company Directorships in the Past Five Years
• Royal Bank of Canada (1991 – Present) • Bell Aliant (2002 – 2010) • BCE Inc. (1995 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• YMCA (St. John’s) (Honorary Co-Chair of Capital Campaign) • Memorial University (Vice-chair of Capital Campaign)

Footnotes to Directors Tables on pages 88 through 94:

(a)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)	The company’s plan for restricted stock units for nonemployee directors is described on page 112. The company’s plan for deferred share units for nonemployee directors is described on page 111. The company’s plan for restricted stock units for selected employees is described on page 125.
(c)	The numbers for the company’s restricted stock units represent the total of the restricted stock units received in 2006 through 2012 and deferred share units received since directors’ appointment. The numbers for Exxon Mobil Corporation restricted stock include restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(d)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $42.70 on February 13, 2013 and $47.51 on February 15, 2012.
(e)	The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares of $88.67 U.S., which is converted to Canadian dollars at the noon rate of exchange of $1.0020 provided by the Bank of Canada for February 13, 2013.

Director qualification and selection process

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

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)

—	Operations/technical experience (Operations/technical)

—	Project management experience (Project management)

—	Experience in working in a global work environment (Global experience)

—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert (also see the financial expert section in the audit committee chart on page 101)

—	Expertise in financial matters (Financial expertise)

—	Expertise in managing relations with government (Government relations)

—	Experience in academia or in research (Academic/research)

—	Expertise in information technology (Information technology)

—	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:

—	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs; and

—	providing diversity of viewpoint, individual competencies in business, other areas of endeavour in contributing to the collective experience of the directors, age, gender or regional association.

The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether each nominee is able to fill any gaps in such experience and expertise. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest. Candidates are expected to remain qualified to serve for a minimum of five years and are expected to achieve ownership of no less than 15,000 common shares, deferred share units and restricted share units within five years of becoming a director.

When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 9(b) of the Board of Directors Charter found in Appendix B of this circular. Candidates for re-nomination are expected to not change their principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation and are expected to continue to be compatible with the criteria that led to their selection as nominees.

Skills and Experience of the Director Nominees

The current nominees for election as director collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of work experience and skills and experience for each of the nominees for election as directors can also be found in each of the directors tables on pages 88 through 94 of this circular.

	K.T. Hoeg	R.M. Kruger	J.M. Mintz	D.S. Sutherland	S.D. Whittaker	D.W. Woods	V.L. Young
Leadership of Large Organizations	✓	✓		✓	✓	✓	✓
Operations/ Technical		✓		✓		✓
Project Management	✓	✓				✓
Global Experience	✓	✓	✓	✓	✓	✓
Strategy Development	✓	✓	✓	✓	✓	✓	✓
Audit Committee Financial Expert	✓			✓	✓		✓
Financial Expertise	✓	✓		✓	✓	✓	✓
Government Relations			✓	✓			✓
Academic/ Research			✓
Information Technology					✓
Executive Compensation	✓	✓	✓	✓	✓	✓	✓

Director orientation, education, development, tenure and performance assessment

Orientation, education and development

The vice-president, general counsel and corporate secretary organizes an orientation program for all new directors. In a series of briefings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations. New directors are briefed on significant company policies, security, information technology management and on critical planning and reserves processes. They also receive a comprehensive board manual which contains a record of historical information about the company, the charters of the board and its committees and other relevant company business information.

Continuing education is provided to board members by regular presentations by management on the main areas of company business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In September 2012, the board visited the Sarnia refinery site in Ontario, Canada and also toured former retail sites in the area. The site visit included presentations relating to the global refining outlook and the company’s chemical business, research and site remediation techniques. Other continuing education events in 2012, presented to all directors, included reviews of corporate governance and regulatory issues, various aspects of risk management, export pipeline options, accounting policies and the energy outlook.

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

Tenure

Collectively, the seven nominees for election as directors have 44 years of experience on this company’s board. The board charter provides that incumbent directors will not be renominated if they have attained the age of 72, except under exceptional circumstances at the request of the chief executive officer. The following chart shows the current years of service of the members of the board of directors and the year they would normally be expected to retire from the board.

Name of Director	Years of service on the board	Year of expected retirement from the board
K.T. Hoeg	5 years	2022
R.M. Kruger	0 years	2031
J.M. Mintz	8 years	2023
D.S. Sutherland	3 years	2022
S.D. Whittaker	17 years	2019
D.W. Woods	0 years	2037
V.L. Young	11 years	2018
Total of 44 years of experience on the board. The average tenure is 6.3 years.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2012, the directors provided their written response to a series of questions to evaluate the responsibility and effectiveness of the board and its committees. This response formed the basis for a discussion with the nominations and corporate governance committee at its January 31, 2013 meeting to review the effectiveness of the board and its committees. Given the small board size, the directors are able to provide continuous peer performance feedback as required. The committee also assesses the company’s response to issues raised in the previous year’s survey.

Independence of the directors

The board is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company. Based on the directors’ response to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. B.H. March was a director and chairman, president and chief executive officer of the company until March 1, 2013 and was not considered to be independent. Mr. March was succeeded on that date by R.M. Kruger as a director and chairman, president and chief executive officer. Mr. Kruger is also not considered to be independent. The board believes that the extensive knowledge of the business of the company and Exxon Mobil Corporation held by both B.H. March and R.M. Kruger is beneficial to the other directors and their participation enhances the effectiveness of the board.

R.C. Olsen is also a non-independent director as he is an employee of Exxon Mobil Corporation and holds the position of executive vice-president of ExxonMobil Production Company, a division of Exxon Mobil Corporation. Mr. Olsen will not stand for re-election at the company’s annual meeting of shareholders on April 25, 2013. Director nominee, D.W. Woods, holds the position of vice-president of Exxon Mobil Corporation and president, ExxonMobil Refining and Supply Company, a division of Exxon Mobil Corporation. The company believes that D.W. Woods, as a nominee for director, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status
K.T. Hoeg		✓
R.M. Kruger			✓	R.M. Kruger is a director and chairman, president and chief executive officer of Imperial Oil Limited effective March 1, 2013
B.H. March	✓		✓	B.H. March was a director and chairman, president and chief executive officer of Imperial Oil Limited until March 1, 2013.
J.M. Mintz		✓
R.C. Olsen			✓	R.C. Olsen is executive vice-president of ExxonMobil Production Company, a division of Exxon Mobil Corporation. Mr. Olsen is not standing for re-election and will cease to be a director on April 25, 2013.
D.S. Sutherland		✓
S.D. Whittaker		✓
D.W. Woods			✓	D.W. Woods is vice-president of Exxon Mobil Corporation and president of ExxonMobil Refining and Supply Company, a division of Exxon Mobil Corporation. Mr. Woods is a nominee for election as a director at the annual meeting of shareholders on April 25, 2013.
V.L. Young		✓

Board and committee structure

Leadership structure

The company has chosen to combine the positions of chairman, president and chief executive officer. B.H. March held these positions until his resignation on March 1, 2013. B.H. March was succeeded on this date by R.M. Kruger. The company does not have a lead director. While the chairman of the board is not an independent director, S.D. Whittaker, chair of the executive sessions, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions of the board, and reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties. The position description of the chair of the executive sessions is described in paragraph 8(3) of the Board of Directors Charter attached as Appendix B.

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held ten executive sessions in 2012. The purposes of the executive sessions of the board include the following:

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

In camera sessions of the board committees

Various committees also regularly hold in camera sessions without management present. The audit committee regularly holds private sessions of the committee members as well as private meetings of the committee with each of the external auditor, the internal auditor and senior management as part of every regularly scheduled committee meeting.

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. R.C. Olsen is also a member of each committee, with the exception of the audit committee which is composed entirely of independent directors. B.H. March was also a member of the contributions committee until his resignation on March 1, 2013. On the same day, R.M. Kruger also became a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found in Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

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

Directors	— B.H. March (chair) (until March 1, 2013) — R.M. Kruger (chair) (from March 1, 2013) — K.T. Hoeg — J.M. Mintz — R.C. Olsen — D.S. Sutherland — S.D. Whittaker — V.L. Young

Highlights

—    Oversight of Kearl project.

—    Monitored and reviewed other long-term growth projects (Horn River, Nabiye, Aspen).

—    Decision to participate in Celtic acquisition.

—    Risk management review.

—    Review of critical strategic elements affecting shareholder value.

—    Sarnia site visit.

—    Calgary office relocation project.

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

Highlights

—     Reviewed the scope of PwC audit in light of risks to company.

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

Financial Expert

The company’s board of directors has determined that K.T. Hoeg, D.S. Sutherland, S.D. Whittaker and V.L. Young meet the definition of “audit committee financial expert”. The U.S. Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification. All members of the audit committee are financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE MKT LLC.

Role in Risk Management

The audit committee also has an important role in risk management. It annually receives updates from management on the company’s risk management systems. The audit committee reviewed the scope of PricewaterhouseCoopers’ audit in light of risks associated with the energy industry, the regulatory environment and company-specific financial audit risks. It reviews financial statements and results of internal and external audit results.

Independence

The audit committee is composed entirely of independent directors. All members met board approved independence standards, as that term is defined in Multilateral Instrument 52-110 Audit Committees, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE MKT LLC, a subsidiary of NYSE Euronext and the New York Stock Exchange.

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

Highlights

—    Continued focus on succession planning for senior management positions.

—    Appointment of a vice-president and officer position.

—    Reviewed and approved compensation for senior executive positions.

—    Discussed risk management relative to the company’s compensation programs.

—    Reviewed the company’s equal employment opportunity program.

Committee members relevant skills and experience

Ms. Hoeg, Ms. Whittaker, Mr. Olsen, Mr. Sutherland and Mr. Young have extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Ms. Hoeg, Mr. Mintz, Mr. Sutherland and Ms. Whittaker sit or have sat on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Independence

The members of the executive resources committee are independent, with the exception of R.C. Olsen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Olsen as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Olsen’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

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

—     Occupational health review.

—     Environmental public policy issues review including air quality management system and oil sands water quality monitoring system.

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

Independence

The members of the nominations and corporate governance committee are independent, with the exception of R.C. Olsen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Olsen as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Olsen’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Contributions Committee

Mandate

The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.

Members	— D.S. Sutherland (chair) — K.T. Hoeg (vice-chair) — R.M. Kruger (from March 1, 2013) — B.H. March (until March 1, 2013) — J.M. Mintz — R.C. Olsen — S.D. Whittaker — V.L. Young

Highlights

—    Contribution of $15 million to communities across Canada in 2012, with a focus on education in math and sciences, environmental and energy literacy initiatives and community opportunities with an emphasis on aboriginal communities.

—    Launch of a signature math and science initiative (STEM) with funding to the University of Calgary, Scouts Canada and Mount Royal University.

—    Review of the corporate contributions process.

—    Review of legislative changes affecting foundations and not-for-profit corporations.

—    Presentation by grant recipients on effectiveness of program funding.

Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of R.C. Olsen and B.H. March, who was succeeded by R.M. Kruger on March 1, 2013.

Committee memberships of the directors

The chart below shows the company’s committee memberships and the chair of each committee.

Director	Board committees
	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
B.H. March (until March 1, 2013) (a)	-	-	-	-	✓
R.M. Kruger (from March 1, 2013) (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
R.C. Olsen (a)	✓	-	✓	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓

(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE MKT LLC.
(c)	Audit committee financial experts under US regulatory requirements.

Number of meetings and director attendance in 2012

The chart below shows the number of board, committee and annual meetings held in 2012.

Number of meetings

Board or committee	Number of meetings held in 2012
Imperial Oil Limited board (a)	10
Audit committee	5
Executive resources committee	6
Environment, health and safety committee	3
Nominations and corporate governance committee	3
Contributions committee	3
Annual meeting of shareholders	1

(a)	There were eight regularly scheduled board meetings and two special board meetings. The special board meetings were held by telephone conference.

Director attendance

The following chart provides a summary of the attendance record of each of the directors in 2012. The attendance record of each director nominee is also set out in his or her biographical information on pages 88 through 94. The attendance charts also provide an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Annual meeting	Total	Percentage by director
K.T. Hoeg	10 of 10	5 of 5	6 of 6 (chair)	3 of 3	3 of 3	3 of 3	1 of 1	31 of 31	100%
B.H. March	10 of 10 (chair)	-	-	-	-	3 of 3	1 of 1	14 of 14	100%
J.M. Mintz	10 of 10	5 of 5	6 of 6	3 of 3 (chair)	3 of 3	3 of 3	1 of 1	31 of 31	100%
R.C. Olsen	10 of 10	-	6 of 6	3 of 3	3 of 3	3 of 3	1 of 1	26 of 26	100%
D.S. Sutherland	10 of 10	5 of 5	6 of 6	3 of 3	2 of 3	3 of 3 (chair)	1 of 1	30 of 31	96.7%
S.D. Whittaker	10 of 10	5 of 5	6 of 6	3 of 3	3 of 3 (chair)	3 of 3	1 of 1	31 of 31	100%
V.L. Young	10 of 10	5 of 5 (chair)	6 of 6	3 of 3	3 of 3	3 of 3	1 of 1	31 of 31	100%
Percentage by committee	100%	100%	100%	100%	94.4%	100%	100%	194/195	Overall attendance percentage 99.49%

Share ownership guidelines for directors

Directors are required to hold the equivalent of at least 15,000 shares of Imperial Oil Limited, including common shares, deferred share units and restricted stock units. Directors are expected to reach this level within five years from the date of appointment to the board. The chairman, president and chief executive officer must, within three years of his appointment, acquire shares of the company, including common shares, deferred share units and restricted stock units, of a value of no less than five times his base salary. The board of directors believes that these share ownership guidelines will result in an alignment of the interest of board members with the interests of all other shareholders. The chart below shows the shareholdings of the directors of the company as of February 13, 2013, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 15, 2012 to February 13, 2013)	Total holdings (includes common shares, deferred share units and restricted stock units)	Total at-risk value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	4,228	22,678	968,351	15,000	Minimum requirement met
B.H. March	January 1, 2008	62,800	253,900	10,841,530	Five times base salary	Minimum requirement met
J.M. Mintz	April 21, 2005	1,931	23,378	998,241	15,000	Minimum requirement met
R.C. Olsen	May 1, 2008	5,000	25,000	1,067,500	15,000	Minimum requirement met
D.S. Sutherland	April 29, 2010	5,161	59,393	2,536,081	15,000	Minimum requirement met
S.D. Whittaker	April 19, 1996	3,017	60,942	2,602,223	15,000	Minimum requirement met
V.L. Young	April 23, 2002	2,620	39,964	1,706,463	15,000	Minimum requirement met

(a)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 13, 2013 ($42.70).

Other public company directorships

The following table shows which directors and director nominees serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director or nominee	Other reporting issuers of which director is also a director	Type of company	Stock Symbol: Exchange	Committee appointments
K.T. Hoeg	Sun Life Financial Inc.	Financial services - Insurance	SLF: TSX, NYSE, Other	Management resources committee (Chair)
Risk review committee
	Shoppers Drug Mart Corporation	Merchandising - specialty stores	SC:TSX	Nominating and governance committee (Chair)
	Canadian Pacific Railway Limited	Transportation and environmental services	CP: TSX, NYSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee
	Canadian Pacific Railway Company	Transportation and environmental services	CPRY: NYSE, LSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee
R.M. Kruger (from March 1, 2013)	--	--	--	--
B.H. March (until March 1, 2013)	--	--	--	--
J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI: TSX	Compensation, nominating and corporate governance committee
R.C. Olsen	--	--	--	--
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT: NYSE	Lead director
	United States Steel Corporation	Iron and steel	X: NYSE	Compensation and organization committee
Corporate governance and public policy committee
S.D. Whittaker	Standard Life plc	Financial services - insurance	SL.L: LSE	Risk and capital committee
Nominations and Governance committee
Investment committee
D.W. Woods	--	--	--	--
V.L. Young	Royal Bank of Canada	Financial services - banks and trusts	RY: TSX, NYSE, Other	Audit committee (Chair)
Risk committee

Interlocking directorships

As of the date of this proxy circular, there are no interlocking public company directorships among the director nominees listed in this circular.

Director compensation

Compensation discussion and analysis

Philosophy and objectives

Director compensation elements are designed to:

—	ensure alignment with long-term shareholder interests;

—	provide motivation to promote sustained improvement in the company’s business performance and shareholder value;

—

ensure the company can attract and retain outstanding director candidates who meet the selection criteria outlined in section 9 of the Board of Directors Charter found within Appendix B of this circular;

—	recognize the substantial time commitments necessary to oversee the affairs of the company; and

—	support the independence of thought and action expected of directors.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval.

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 111.

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

Independent consultants

Following the nominations and corporate governance committee decision to use an external research firm to assemble the comparator data for the prior year in the second quarter of each year so as to enable the committee to determine compensation for the upcoming July 1st – June 30th twelve month period, the committee retained Meridian Compensation Partners (“Meridian”), an independent consultant, to provide an assessment of competitive compensation and market data for directors’ compensation which assisted the committee in making a compensation recommendation for the company’s directors. The professional fees and expenses for this service totaled $30,145.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Director compensation details and tables

Compensation Details

Annual retainer

The annual retainer for board memberships was $100,000 per year for the period up to June 30, 2012 and was increased to $110,000 per year for the period after July 1, 2012. The nonemployee directors were also paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired. Nonemployee directors were not paid a fee for attending board and committee meetings for each of the eight regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. Two board meetings occurred outside of the eight regularly-scheduled meeting days.

Using the data provided by Meridian, the nominations and corporate governance committee recommended and the board approved, a $10,000 increase to the annual retainer to address the erosion in the competitive position of the company’s director compensation program, as measured against its comparators, since the last adjustment in 2008.

Deferred share units

In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2012.

Director	Election for 2012 director fees in cash (%)	Election for 2012 director fees in deferred share units (%)
K.T. Hoeg	0	100
J.M. Mintz	25	75
D.S. Sutherland	0	100
S.D. Whittaker	0	100
V.L. Young	75	25

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

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 125. In 2012, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors for 2012.

Director	Annual retainer for board membership ($) (a)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (b)	Total value of deferred share units (DSU) ($) (c)	Total value of restricted stock units (RSU) ($) (d)	All other compen- sation ($) (e)	Total compen- sation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non- regularly scheduled meetings attended) ($)

K.T. Hoeg	105,000	20,000	10,000 (ERC)	2,000	2	4,000	4,000	135,000	84,620	9,237	232,857

J.M. Mintz	105,000	20,000	10,000 (EH&S)	2,000	2	4,000	37,750	101,250	84,620	10,732	234,352

D.S. Sutherland	105,000	20,000	10,000 (CC)	2,000	2	4,000	4,000	135,000	84,620	4,721	228,341

S.D. Whittaker	105,000	20,000	10,000 (N&CG)	2,000	2	4,000	4,000	135,000	84,620	23,875	247,495

V.L. Young	105,000	20,000	10,000 (AC)	2,000	2	4,000	105,250	33,750	84,620	9,501	233,121

(a)	The annual retainer for nonemployee directors was $100,000 per year for the period up to June 30, 2012 and was increased to $110,000 per year for the period after July 1, 2012.
(b)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 113.
(c)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 111. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 113.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $42.31.

(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2012, K.T. Hoeg received $3,180 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,057 in lieu of dividends on deferred share units. J.M. Mintz received $5,060 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,958 in lieu of dividends on deferred share units. D.S. Sutherland received $1,660 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,061 in lieu of dividends on deferred share units. S.D. Whittaker received $5,225 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $18,650 in lieu of dividends on deferred share units. V.L. Young received $5,225 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,276 in lieu of dividends on deferred share units.

Compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2012 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	4,000	219,620	-	-	-	9,237	232,857
J.M. Mintz (b)	37,750	185,870	-	-	-	10,732	234,352
D.S. Sutherland (b)	4,000	219,620	-	-	-	4,721	228,341
S.D. Whittaker (b)	4,000	219,620	-	-	-	23,875	247,495
V.L. Young (b)	105,250	118,370	-	-	-	9,501	233,121

(a)	As directors employed by the company or Exxon Mobil Corporation in 2012, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 111.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2012, K.T. Hoeg received $3,180 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,057 in lieu of dividends on deferred share units. J.M. Mintz received $5,060 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,958 in lieu of dividends on deferred share units. D.S. Sutherland received $1,660 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $3,061 in lieu of dividends on deferred share units. S.D. Whittaker received $5,225 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $18,650 in lieu of dividends on deferred share units. V.L. Young received $5,225 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,276 in lieu of dividends on deferred share units.

Total compensation paid to non-employee directors
Year	Amount
2008	$1,044,721
2009	$1,110,500
2010	$1,089,012
2011	$ 1,149,625
2012	$1,176,166

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2012 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share- based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	22,678	969,031
J.M. Mintz	-	-	-	-	22,378	956,212
D.S. Sutherland	-	-	-	-	14,393	615,013
S.D. Whittaker	-	-	-	-	51,592	2,204,526
V.L. Young	-	-	-	-	19,964	853,062

(a)	As directors employed by the company or Exxon Mobil Corporation in 2012, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2012.
(c)	Value is based on the closing price of the company’s shares on December 31, 2012, which was $42.73.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2012.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg (b)	-	42,730	-
J.M. Mintz (c)	-	106,825	-
D.S. Sutherland	-	0	-
S.D. Whittaker (c)	-	106,825	-
V.L. Young (c)	-	106,825	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2012, B.H. March and R.C. Olsen did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2009 and vesting in 2012.
(c)	Represents restricted stock units granted in 2005 and 2009, which vested in 2012.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2012 were:

Name	Age (as of February 13, 2013)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Bruce H. March Calgary, Alberta, Canada	56	Chairman, president and chief executive officer (April 1, 2008 – March 1, 2013)	• President, Imperial Oil Limited (January 2008 to April 2008)

Paul J. Masschelin Calgary, Alberta, Canada	58	Senior vice-president, finance and administration, and controller (August 1, 2012 – Present)

• Senior vice-president, finance and administration, and treasurer, Imperial Oil Limited

(2010 - 2012)

• Controller, refining & supply and research & engineering,

ExxonMobil Fuels Marketing Company

(2007 - 2010)

(Affiliate)

R. Gilles Courtemanche Calgary, Alberta, Canada	58	Vice-president and general manager, refining and supply (May 1, 2011 – Present)	• Manager, Downstream & Chemicals, Safety, Health & Environment ExxonMobil Refining and Supply Company (2007 – 2011) (Affiliate)

Brian W. Livingston Calgary, Alberta, Canada	58	Vice-president, general counsel and corporate secretary (August 1, 2004 – Present)	No other positions held in the last five years

T. Glenn Scott Calgary, Alberta, Canada	49	Senior vice-president, resources (July 1, 2010 – Present)	• President, ExxonMobil Canada Limited and Production manager, ExxonMobil Canada East, (2006 - 2010) (Affiliate)

Other executive officers of the company

Name	Age (as of February 13, 2013)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Phil Dranse Calgary, Alberta, Canada	59	Treasurer (August 1, 2012 – Present)	• Assistant treasurer, Imperial Oil Limited (2002 – 2012)

Marvin E. Lamb Calgary, Alberta, Canada	57	Director, corporate tax (December 1, 2001 – Present)	No other positions held in the last five years

Letter to Shareholders from the executive resources committee on executive compensation

Dear Fellow Shareholders:

The Executive Resources Committee (“committee”) would like to outline for you the role of the committee in ensuring good governance in the management of executive compensation within the company.

Compensation governance

The committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers of the company. In exercising this responsibility, the committee ensures that a long-term orientation and the management of risk are integral elements of the compensation policies and practices of the company. These policies and practices are designed to keep management, including named executive officers, focused on the strategic objectives of the company over the long term and to effectively assess and mitigate risk in the execution of these objectives. The committee exercises oversight of a compensation program which assists in the company’s objective to attract, develop and retain key talent needed to achieve its strategic objectives. It is a role the committee executes throughout the year to facilitate increasing shareholder value.

The compensation discussion and analysis (“CD&A”) section that follows provides information needed to assess the company’s compensation program for its named executive officers, including how they are paid and why the company has its current compensation design. The compensation program design strives to match executive compensation outcomes with shareholder experience in terms of value achieved over the same period. In essence, this means the company rewards its executives who place a priority on:

•	aligning with long-term shareholder interests;
•	reinforcing the company’s orientation toward career employment and individual performance;
•	reinforcing its philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success; and
•	managing risk and taking a long-term view when making investments and managing the assets of the business.

The compensation program design reflects the committee’s overriding objective that compensation outcomes for the named executive officers demonstrate a strong link to high individual performance standards across a number of factors and over the long term. The current design is aligned with the core elements of the majority shareholder’s compensation program, including linkage to short and mid-term aspects of incentive pay, long-term vesting periods, risk of forfeiture and integration with the shareholder experience.

We execute our oversight responsibilities in this regard by ensuring the company’s program is built on sound principles of compensation design, including an annual assessment with comparator companies, appropriate risk assessment and risk management practices, sound governance principles and linkage to the company’s business model. In exercising our oversight and decision making roles, the committee balances many factors each year in terms of impact on compensation decisions relative to the company’s performance.

2012 Business Performance Results

In addition to individual performance, the committee also considered the following business results:

—	strong and improved results in the areas of safety, health and environment;

—	satisfactory management of risk through effective business controls, as confirmed by independent audit;

—	net income of approximately $3.8 billion, the second highest in the company’s history and up 12 percent versus last year;

—	total shareholder return of approximately negative 5 percent, with a ten-year annual average of approximately 12 percent;

—	industry-leading return on average capital employed of approximately 23 percent, with an average of approximately 28 percent since the beginning of 2000;

—	Kearl project costs that exceeded corporate budget, due to substantive logistical and execution challenges that were overcome;

•	over 80 percent of capital invested in company growth, namely Kearl and Nabiye projects;
•	$398 million distributed to shareholders as dividends in 2012; and
•	continued AAA rating from Standard & Poor’s, retaining its position as the only Canadian industrial company with this rating.

Collectively these factors had an impact on 2012 compensation decisions for the named executive officers. The individual committee members, through their experience in compensation and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration to the company’s compensation policies and practices.

The committee’s assessment is the company’s compensation program is working as intended and has been effectively integrated over the long term with the company business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2013 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

Submitted on behalf of the executive resources committee,

Original signed by

K.T. Hoeg,

Chair, executive resources committee

V.L. Young, Vice-chair

J.M. Mintz

R.C. Olsen

D.S. Sutherland

S.D. Whittaker

Compensation discussion and analysis

Index	Topic	Page
Overview

—    Business environment

—    Key business strategies

—    Key elements of the compensation program

—    Management of risk

—    Compensation components

—    Other supporting compensation and staffing practices

—    Hedging policy

—    Business performance and basis for compensation

—    Succession planning

120 120 120 120 121 122 122 122 122
Compensation program

—    Career orientation

—    Base salary

—    Annual bonus

—    Long-term incentive compensation - Restricted stock units

- Exercise of restricted stock units

- Amendments to the restricted stock unit plan

- Forfeiture risk

—    Retirement benefits

- Pension plan benefits

- Savings plan benefits

123 124 124 125 126 127 127 127 127 128
Compensation considerations

—    Benchmarking

—    Comparator companies

—    Analytical tools – Compensation summary sheets

—    2012 named executive officer compensation assessment

—    2012 chief executive officer compensation assessment

—    Pay awarded to other named executive officers

—    Independent consultant

—    Performance graph

129 129 130 130 131 132 132 133
Executive compensation tables and narratives

—    Summary compensation table

—    Outstanding share-based awards and option-based awards table

—    Incentive plan awards table for named executive officers – Value vested during the year

—    Proceeds realized in 2012 from compensation awards granted in prior years

—    Equity compensation plan information

—    Pension plan benefits table

—    Details of former long-term incentive compensation plans

- Stock option plan

134 136 137 138 139 139 140 140

Overview

Providing energy to help meet both Canadian and the rest of North America’s demands is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business approach and supports key business strategies as outlined below.

Business environment

—	Long investment horizons;

—	Large capital investments;

—	Complex operating and financial risks;

—	National scope of company operations; and

—	Commodity-based cyclical product prices.

Key business strategies

—	Grow profitable sales volumes;

—	Disciplined, selective and long-term focus on improving the productivity of the company’s asset mix;

—	Operational excellence; and

—	Best-in-class cost structure to ensure industry-leading returns on capital and superior cash flow.

Focus on these key business strategies is a company priority and ensures long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business environment and support key business strategies are:

—	long-term career orientation with high individual performance standards (see page 123);

—	base salary that rewards individual performance and experience (see page 124);

—	annual bonus grants to select executives based on company performance, as well as individual performance and experience (see page 124);

—	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods and risk of forfeiture (see page 125); and

—	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 127 through 128).

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

The company’s success in managing risk over multiple year periods is achieved through emphasis on flawless execution through a disciplined management framework called the Operations Integrity Management System (OIMS), which has been in place since the early 1990’s. The OIMS framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. The compensation program ensures that senior executives have a strong financial incentive to protect the safety and security of our employees and the communities and environment in which we operate, to effectively manage risk and operate the business with effective business controls, as well as to create value for company shareholders through their actions by increasing shareholder return, net income, return on capital employed, and advancing the long-term strategic direction of the company.

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

The design of the compensation program helps reinforce these priorities and ensures that the compensation granted over multiple years and the shareholding net worth of senior executives are linked to the performance of the company’s stock and resulting shareholder value.

The key design features of our compensation program that discourage inappropriate risk taking are summarized below and are also described in more detail under various sections of this proxy statement.

Compensation components

The largest percentage of total compensation (excluding compensatory pension value) to senior executives is in the form of restricted stock units and an annual bonus. In the judgment of the committee, this mix of short and long-term incentives strikes an appropriate balance in aligning the interests of the senior executives with the business priorities of the company and sustainable growth in long-term shareholder value. Ongoing reviews of our compensation program, including short and long-term incentives, ensure continued relevance of this mix and ongoing applicability for the company.

Restricted stock units

—

Long holding periods - As noted above, to further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for a long period of time and in some cases beyond retirement based on the vesting provisions described on page 126. These lengthy holding periods are tailored to the company’s business model.

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

—	Risk of forfeiture – Similar to restricted stock units, the entire annual bonus is subject to risk of forfeiture or recoupment (“clawback”) for resignation or detrimental activity.
—

Recoupment or forfeiture on negative restatement – The entire annual bonus is subject to forfeiture or clawback in the event of material negative restatement of the company’s reported financial or operating results. This reinforces the importance of the company’s financial controls and compliance programs.

Common programs

All executives, including the named executive officers, participate in common programs (the same salary, incentive and retirement programs), which are reviewed by the committee; therefore, inappropriate risk taking is discouraged at all levels of the company through similar compensation design features and allocation of awards. Within these programs, the compensation of executives is differentiated based on individual performance assessment, level of responsibility and individual experience. All executives on loan assignment from Exxon Mobil Corporation participate in common programs, as well, which are administered by Exxon Mobil Corporation.

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

—

No tax assistance is provided by the company on any elements of executive officer compensation or perquisites other than relocation. The relocation program is broad-based and applies to all executive, management, professional and technical transferred employees.

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

The executive resources committee regularly reviews the company’s succession plans for key senior executive positions. It considers candidates for these positions from within the company and certain candidates from ExxonMobil. This is an in-depth review of succession plans, including plans to address gaps, if any, for key executives. The chairman, president and chief executive officer also discusses the strengths and development needs of key succession candidates and progress each year. This provides the board an opportunity to confirm a pipeline of key talent exists to enable achievement of long-term strategic objectives. The executive resources committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this on-going strategy. Their career service ranges from approximately 27 to 37 years.

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

The company’s executive compensation program is composed of base salaries, cash bonuses and medium and long-term incentive compensation. The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change of control or termination of employment. The following chart provides an overview of the combined elements of the compensation program for executives, including the ‘pay at risk’ horizon for the executives.

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2012 maintained the company’s competitive position on salaries in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation.

Annual bonus

Annual bonuses were granted to less than 100 executives to reward their contributions to the business during the past year. The bonus program is established annually by the executive resources committee based on financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In setting the size of the annual bonus program and individual executive awards, the executive resources committee:

—

considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;

—	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 122; and

—	uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business.

The cost of the 2012 annual bonus program was $13.2 million versus $12.3 million in 2011. The company’s operating and financial performance was achieved in an improving but still uncertain economic environment. The change in the amount of the annual bonus program reflects an increase in corporate earnings of 12 percent and strong operating performance in 2012, including management of controllable factors. The company’s net income for 2012 was approximately $3.8 billion; return on capital employed was approximately 23 percent. Excluding capital for assets under construction, return on capital employed would be greater than 50%. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

The annual bonus program incorporates unique elements to further reinforce retention and recognize performance. Awards under this program are generally delivered as:

—	50 percent cash paid in the year of grant; and

—	50 percent earnings bonus units with a delayed payout based on cumulative earnings performance.

The cash component is intended to be a short-term incentive, while the earnings bonus unit plan is intended to be a medium-term incentive. Earnings bonus units are made available to eligible executives to promote individual contribution to sustained improvement in the company’s business performance and shareholder value. Earnings bonus units are generally equal to and granted in tandem with cash bonuses.

Specifically, earnings bonus units are cash awards that are tied to future cumulative earnings per share. Earnings bonus units pay out when a specified level of cumulative earnings per share is achieved or within three years, whichever is earlier. For earnings bonus units granted in 2012, the maximum settlement value (trigger) or cumulative earnings per share required for payout was increased from $3.00 to $3.25, reinforcing the company’s principle of continuous improvement in business performance. The trigger is intentionally set at a level that is expected to be achieved within the three-year period.

If cumulative earnings per share did not reach $3.25 within three years, the payment with respect to the earnings bonus units would be reduced to an amount equal to the number of units times the actual cumulative earnings per share over the period.

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

Since November 2011, for executives, the entire annual bonus is subject to a forfeiture and clawback feature if there is a material negative restatement in the financial results of the company. This clawback feature may require the executives to forfeit some or all of the cash and earnings bonus units granted in the three years prior to the restatement. Executives may be required to repay to the company any cash amounts received from bonus or earnings bonus units that were paid out five years prior to the restatement. In addition, the forfeiture and clawback provisions also apply to the annual bonus in the event an executive engages in detrimental behavior during employment or up to 24 months after leaving the company, including working for a competitor.

Long-term incentive compensation – Restricted stock units

The company’s only long-term incentive compensation plan is a restricted stock unit plan, in place since December 2002. Given the long-term nature of the company’s business, granting compensation in the form of restricted stock units with long vesting periods annually, on a share-denominated versus price-denominated basis, helps keep executives focused on the key premise that decisions made today affect the performance of the organization and company stock for many years to come. This practice supports a risk/reward model that reinforces a long-term view, which is critical to the company’s business success, and discourages inappropriate risk taking. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and motivation to remain with the company. The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 130. The amount granted may be reduced at time of grant, if near-term performance is deemed to have changed significantly at time of grant. This type of compensation removes employee discretion in the exercise of restricted stock units, ensures alignment with the long-term interests of shareholders and reinforces retention objectives. As a matter of principle, the company does not re-price any equity awards. Restricted stock units are not included in pension calculations.

The vesting periods, which are greater than those in use by most other companies, reinforce the company’s focus on growing shareholder value over the long term by linking a large percentage of executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. The vesting period for restricted stock unit awards is not subject to acceleration, except in the case of death. The long vesting periods ensure that a substantial portion of the compensation received by the chairman, president and chief executive officer, as well as other key senior executives, will be received subsequent to their retirement. The value of this compensation is at risk in the event that their decisions as senior executives prior to retirement negatively impact share market value after retirement. The objective of these aforementioned vesting periods is to hold senior executives accountable for many years into the future, and even into retirement, for investment and operating decisions made today.

The restricted stock unit plan is a straightforward approach to long-term incentive compensation. Grant level guidelines for the restricted stock unit program are generally held constant for extended periods of time. The intent of the plan is not to frequently change the number of shares awarded for the same level of individual performance and classification or level of responsibility. A change may be required as a result of periodic checks against the market every three to five years or as a result of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company. The company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units.

In 2006, the guidelines were reviewed in light of the company’s three-for-one share split. Given the significant appreciation in the company’s share price over the previous several years, restricted stock unit guidelines were adjusted on a two-for-one basis rather than the three-for-one share split. This had the effect of reducing grant values since 2006 compared to 2005 and earlier years. In 2012, after an analysis of the competitive positioning of the company’s restricted stock unit program, the executive resources committee determined that current levels of restricted stock units continue to appropriately position the plan. In 2012, 681 recipients, including 97 executives, were granted 1,789,950 restricted stock units.

Exercise of restricted stock units

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

Each restricted stock unit entitles the recipient the right to receive from the company, upon vesting, an amount equal to the five day average closing price of the company’s shares on the vesting date and the four preceding trading days. Fifty percent of the units will be exercised on the third anniversary of the grant date, and the remainder will be exercised on the seventh anniversary of the grant date. The chairman, president and chief executive officer’s restricted stock units are subject to longer vesting periods as described on page 131. The company will pay the recipients cash with respect to each unexercised unit granted to the recipient corresponding in time and amount to the cash dividend that is paid by the company on a common share of the company. The restricted stock unit plan was amended for units granted in 2002 and future years to Canadian residents by providing that the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised on the seventh anniversary of the grant date.

In respect of restricted stock units granted in 2012:

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

There are 4,418,499 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.52 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold approximately 14 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.07 percent of the company’s currently outstanding common shares. The maximum number of common shares that any one person may receive from the exercise of restricted stock units is 245,400 common shares, which is about 0.03 percent of the currently outstanding common shares.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. T.G. Scott and P.J. Masschelin hold Exxon Mobil Corporation restricted stock granted in 2009 and previous years, as well as the company’s restricted stock units granted since 2010. B.H. March also holds Exxon Mobil Corporation restricted stock granted in 2007 and previous years, as well as the company’s restricted stock units granted since 2008.

Amendments to the restricted stock unit plan

In 2008, the company’s restricted stock unit plan was amended to provide that the number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time or as issued in any one year. The Toronto Stock Exchange advised that this amendment did not require shareholder approval. Additionally, shareholders approved the following changes to the restricted stock unit plan:

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

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the accrued obligation for each named executive officer of the company in 2012 can be found in the table on page 139.

The current version of the company’s historic 1.6 percent defined benefit plan has been in place since 1976; predecessor plans have been in place since 1919. The current version of the plan is available to all employees including executives, who elected to stay in this plan in 1998.

The registered pension plan and supplemental pension arrangements can provide an annual benefit of 1.6 percent of final three year average earnings per each year of service with respect to the named executive officers, with a partial offset for applicable government pension benefits, plus an annual benefit of 1.6 percent of final average bonus earnings times years of service. The supplemental pension arrangements address any portions that cannot be paid from the registered plan due to tax regulations. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. Earnings, for the purpose of the registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong motivation for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 124. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

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

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 134 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described above. As of February 13, 2013, the number of completed years of service with the company was 28.5 for B.W. Livingston and 36.8 for R.G. Courtemanche.

B.H. March, P.J. Masschelin and T.G. Scott are not members of the company’s pension plan, but are members of Exxon Mobil Corporation’s pension plans. Under those plans, as of February 13, 2013, B.H. March has 32.6 years of credited service, P.J. Masschelin has 35.2 years of credited service and T.G. Scott has 26.7 years of credited service. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined-benefit pension arrangement the employee participates. All named executive officers are members of the historic 1.6 percent defined-benefit pension plan, and are receiving a six percent company matching contribution, except for B.H. March, P.J. Masschelin and T.G. Scott, who participate in the Exxon Mobil Corporation savings plan and tax-qualified and non-qualified pension plans, which have provisions different from the company plan.

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account or a registered (tax-deferred) group retirement savings plan (RRSP) account, subject in the latter case to contribution limits under the Income Tax Act.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. Company matching contributions must be allocated to company shares initially, and remain in that investment for a minimum of 24 months, after which they can be redeemed for other investment options. As of February 13, 2013, employees hold 10,232,383 shares through the company savings plan and the employees are allowed to vote these shares.

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

Comparator Companies

The following criteria are used to select comparator companies:

—	Canadian companies;

—	large operating scope and complexity;

—	capital intensive; and

—	proven sustainability.

The 25 companies benchmarked are as follows:

Comparator companies for named executive officers
Agrium Inc.	Devon Canada Corporation	Nexen Inc.
BCE Inc.	Enbridge Inc.	NOVA Chemicals Corporation
BP Canada Energy Company	Encana Corporation	Procter & Gamble Inc.
Canadian Tire Corporation Limited	General Electric Canada	Royal Bank of Canada
Chevron Canada Limited	Husky Energy Inc.	Shell Canada Limited
Canadian Natural Resources Limited	IBM Canada Ltd.	Suncor Energy Inc.
Canadian Pacific Railway Limited	Irving Oil Limited	Talisman Energy Inc.
Cenovus Energy Inc.	Lafarge Canada Inc.	TransCanada Corporation
ConocoPhillips Canada

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

As a secondary source of data, the executive resources committee also considers a comparison with Exxon Mobil Corporation, when it determines the annual bonus program. For the restricted stock unit program, the executive resources committee also reviews a summary of data of the comparator companies provided by the same external consultant above in order to assist in assessing total value of long-term compensation grants.

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

Analytical tools – Compensation summary sheets

The compensation summary sheet is a matrix used by the executive resources committee that shows the individual elements and total compensation for each senior executive. The summary sheet is used to understand how decisions on each individual element of compensation affect total compensation for each senior executive. The committee considers both current compensation recommendations and prior compensation results in its final determination.

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for B.H. March, P.J. Masschelin and T.G. Scott, are similar to those of the company. The data used for long-term compensation determination for B.H. March, P.J. Masschelin and T.G. Scott is as described above, as they received company restricted stock units in 2012. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. B.H. March’s compensation determination is described in more detail on page 131.

2012 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2012 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2012. The executive resources committee considered the results over multiple years, in recognition of the long-term nature of the company’s business.

—	Strong and improved results in the areas of safety, health and environment.

—	Satisfactory management of risk through effective business controls, as confirmed by independent audit.

—	Net income of approximately $3.8 billion, the second highest in the company’s history and up 12 percent versus last year.

—	Total shareholder return of approximately negative 5 percent, with a ten-year annual average of approximately 12 percent.

—	Industry-leading return on average capital employed of approximately 23 percent, with an average of approximately 28 percent since the beginning of 2000.

—	Kearl project costs that exceeded corporate budget, due to substantive logistical and execution challenges that were overcome.

—	Over 80 percent of capital invested in company growth, namely Kearl and Nabiye projects.

—	$398 million distributed to shareholders as dividends in 2012.

—	Continued AAA rating from Standard & Poor’s, retaining its position as the only Canadian industrial company with this rating.

Performance assessment considerations

The above results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.

Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.

The same long-term key business strategies noted on page 120 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

The performance of all named executive officers is also assessed by the board of directors throughout the year during specific business reviews and board committee meetings that provide information on strategy development; operating and financial results; safety, health, and environmental results; business controls; and other areas pertinent to the general performance of the company.

The executive resources committee does not use quantitative targets or formulae to assess individual executive performance or determine compensation. The executive resources committee does not assign weights to the factors considered. Formula-based performance assessments and compensation typically require emphasis on two or three business metrics. For the company to be an industry leader and effectively manage the technical complexity and integrated scope of its operations, most senior executives must advance multiple strategies and objectives in parallel, versus emphasizing one or two at the expense of others that require equal attention.

Senior executives and officers are expected to perform at the highest level or they are replaced. If it is determined that another executive is ready and would make a stronger contribution than one of the current incumbents, a replacement plan is implemented.

2012 chief executive officer compensation assessment

B.H. March was appointed chairman, president and chief executive officer of the company on April 1, 2008. Mr. March is a 33-year employee of ExxonMobil, including service with heritage Mobil Corporation before the merger with Exxon Corporation on November 30, 1999. Mr. March has extensive operating and management experience in the oil and gas business, including assignments in multiple locations in the United States, as well as experience working in London and Brussels. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee approved a salary increase of $40,000 U.S. to $610,000 U.S., effective January 1, 2013.

Mr. March’s 2012 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. March’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity, or if Mr. March should leave the company before normal retirement.

The executive resources committee has determined that the overall compensation of Mr. March is appropriate based on the company’s financial and operating performance and its assessment of his effectiveness in leading the organization.

Key factors considered by the committee in determining his overall compensation level include:

—	safety metrics and environmental performance;

—	risk management;

—	continuing progress on advancing long-term strategic interests such as the Kearl and Nabiye projects;

—	financial results;

—	government relations;

—	productivity;

—	leadership;

—	cost effectiveness; and

—	asset management.

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

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2012 incentive awards and salary adjustments align with:

—	performance of the company;

—	individual performance;

—	long-term strategic plan of the business; and

—	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 134.

Independent consultant

In fulfilling its responsibilities during 2012, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained Towers Watson, an independent consultant, to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, Towers Watson was not retained to provide individual compensation recommendations or advice for the company or committee in determining the compensation of the chief executive officer or long-term incentive compensation levels for senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 62 oil and gas companies including integrated oil companies, oil and gas producers, oil and gas service companies and includes equity issues and income trusts.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was 317 percent, for an average annual return of 12 percent. During the past year, the return was negative five percent. The company’s compensation (which compensation excluded the compensatory change in pension value) of its named executive officers, by comparison, decreased by approximately two percent on an average annual basis during the same 10 year period.

(a)	Effective December 21, 2012, S&P has discontinued the S&P/TSX Equity Energy Index. This has been replaced with the S&P/TSX Composite Energy Index (STENRSR).

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller and the three other most highly compensated executive officers of the company who were serving as at the end of 2012. This information includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2012	Year	Salary ($)	Share- based awards ($) (b)	Option- based awards ($) (c)	Non-equity incentive plan compensation ($)		Pension value ($) (f)	All other compensation ($) (g)	Total compensation ($) (h)
					Annual incentive plans (d)	Long- term incentive plans (e)
B.H. March (a) Chairman, president and chief executive officer	2012	569,772	2,657,068	-	468,113	366,447	1,657,835	304,761	6,023,996
	2011	524,223	2,192,320	-	362,604	438,447	1,308,434	830,876	5,656,904
	2010	525,249	1,731,648	-	290,638	276,430	1,050,438	(18,091)	3,856,312
P.J. Masschelin (a) Senior vice-president, finance and administration, and controller (officer since May 1, 2010)	2012	431,244	951,975	-	174,230	183,251	633,457	(79,309)	2,294,848
	2011	414,763	994,500	-	181,401	262,248	672,897	578,196	3,104,005
	2010	280,133	768,792	-	166,947	165,826	593,858	(112,537)	1,863,019
R.G. Courtemanche Vice-president and general manager, refining and supply (officer since May 1, 2011)	2012	436,000	685,422	-	151,500	212,484	(284,000)	421,916	1,623,322
	2011	283,333	994,500	-	212,400	236,225	742,900	105,211	2,574,569
B.W. Livingston Vice-president, general counsel and corporate secretary	2012	435,750	951,975	-	201,200	189,678	402,200	75,593	2,256,396
	2011	421,167	994,500	-	189,600	249,150	567,700	73,724	2,495,841
	2010	411,417	839,700	-	146,439	171,875	317,800	72,042	1,959,273
T. G. Scott (a) Senior vice-president, resources (officer since August 1, 2010)	2012	459,316	951,975	-	196,321	187,239	441,831	21,222	2,257,904
	2011	420,862	994,500	-	185,357	225,480	381,730	441,323	2,649,252
	2010	175,727	729,606	-	148,821	143,257	258,001	177,284	1,632,696

Footnotes to the Summary compensation table for named executive officers on the preceding page

(a)	B.H. March, P.J. Masschelin and T.G. Scott have been on a loan assignment from Exxon Mobil Corporation since January 1, 2008, May 1, 2010 and July 1, 2010 respectively, however, T.G. Scott’s compensation costs were incurred by the company since August 1, 2010 only. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for applicable compensation paid and employee benefits provided to them. All amounts paid to B.H. March, P.J. Masschelin and T.G. Scott in U.S. dollars were converted to Canadian dollars at the average 2012 exchange rate of 0.9996. In 2010 and 2011, the average exchange rate was 1.0299 and 0.9891 respectively. B.H. March’s salary in 2011 was less than in 2010 due to the declining value of the U.S. dollar.
(b)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2012 was $42.31, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2010 was $37.32 and in 2011 was $44.20, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(c)	The company has not granted stock options since 2002. The stock option plan is described on page 140, and expired in 2012.
(d)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2012 cash bonus.
(e)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus units’ payout. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 124. B.H. March, P.J. Masschelin and T.G. Scott received earnings bonus units under Exxon Mobil Corporation’s program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.
(f)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2012 as set out in the “Pension plan benefits” table on page 139.
(g)	Amounts under “All other compensation”, include dividend equivalent payments on restricted stock units granted, company savings plans contributions, loan assignment costs and the cost of perquisites including business club memberships and any costs associated with parking and security. For each named executive officer, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. It is noted that in 2012, the actual dividend equivalent payments made were $80,366 for B.H. March, $17,782 for P.J. Masschelin, $54,110 for R.G. Courtemanche, $55,685 for B.W. Livingston and $17,289 for T.G. Scott. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $39,987 for B.H. March, $69,623 for P.J. Masschelin and $51,318 for T.G. Scott. These amounts were converted to Canadian dollars at the average 2012 exchange rate of 0.9996. In 2010 and 2011, the average exchange rate was 1.0299 and 0.9891, respectively. The total under the “All other compensation” column for B.H. March, P.J. Masschelin and T.G. Scott consists mainly of expatriate allowances and tax reimbursement costs associated with their assignments in Canada. In 2012 the company recognized a recuperation of taxes compensated, resulting in a decrease versus 2011 in “All other compensation” for these individuals.
(h)	“Total compensation” for 2012 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding as at December 31, 2012 for each of the named executive officers of the company.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
B.H. March (a)	-	-	-	-	245,400	10,485,942	-
P.J. Masschelin (b)	-	-	-	-	65,600	2,803,088	-
R.G. Courtemanche	-	-	-	-	103,450	4,420,419	-
B.W. Livingston	-	-	-	-	112,000	4,785,760	-
T.G. Scott (c)	-	-	-	-	64,550	2,758,222	-

(a)	B.H. March was granted restricted stock units from 2008 to 2012 under the company’s plan. With respect to previous years, B.H. March participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, B.H. March held 12,850 Exxon Mobil Corporation restricted stock whose value on December 31, 2012 was $1,106,495 based on a closing price for Exxon Mobil Corporation shares on December 31, 2012 of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada.
(b)	P.J. Masschelin was granted restricted stock units from 2010 to 2012 under the company’s plan. With respect to previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.J. Masschelin held 20,950 Exxon Mobil Corporation restricted stock whose value on December 31, 2012 was $1,803,975 based on a closing price for Exxon Mobil Corporation shares on December 31, 2012 of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada.
(c)	T.G. Scott was granted restricted stock units from 2010 to 2012 under the company’s plan. With respect to previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, T.G. Scott held 16,200 Exxon Mobil Corporation restricted stock whose value on December 31, 2012 was $1,394,959 based on a closing price for Exxon Mobil Corporation shares on December 31, 2012 of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada.
(d)	Represents the total of the restricted stock units received from the company plan in 2006 through 2012 after the three-for-one share split in May 2006. The value is based on the closing price of the company’s shares on December 31, 2012 of $42.73.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)

B.H. March (a)	-	0	-

P.J. Masschelin (b)	-	0	-

R.G. Courtemanche	-	1,153,710	363,984

B.W. Livingston	-	1,185,758	390,878

T.G. Scott (c)	-	0	-

(a)	Although B.H. March received restricted stock units under the company’s plan from 2008 to 2012, none of these restricted stock units have vested. In previous years, B.H. March participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $473,597 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. B.H. March received an annual bonus from Exxon Mobil Corporation in 2012 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. B.H. March received $834,560 with respect to annual bonus awarded in 2012 and earnings bonus units granted in 2011 and paid out in 2012, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2012 exchange rate of 0.9996.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan from 2010 to 2012, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 11,000 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $947,195 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. P.J. Masschelin received an annual bonus from Exxon Mobil Corporation in 2012 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $357,481 with respect to annual bonus awarded in 2012 and earnings bonus units granted in 2011 and paid out in 2012, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2012 exchange rate of 0.9996.
(c)	Although T.G. Scott received restricted stock units under the company’s plan from 2010 to 2012, none of these restricted stock units have vested. In previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 7,350 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $632,898 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. T.G. Scott received an annual bonus from Exxon Mobil Corporation in 2012 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. T.G. Scott received $383,560 with respect to annual bonus awarded in 2012 and earnings bonus units granted in 2011 and paid out in 2012, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2012 exchange rate of 0.9996.
(d)	These values show restricted stock units that vested in 2012. The value is based on the five day average closing price of the company’s shares on the vesting date and the four preceding trading days.
(e)	These values show annual bonus received in 2012 and earnings bonus units granted in 2011 and paid out in 2012.

Proceeds realized in 2012 from compensation awards granted in prior years - restricted stock units, stock options and earnings bonus units

Name	Proceeds from exercise of restricted stock units ($) (d)	Proceeds from exercise of stock options ($)	Receipt of proceeds of earnings bonus units ($) (e)

B.H. March (a)	0	-	-

P.J. Masschelin (b)	0	-	-

R.G. Courtemanche	1,153,710	0	212,484

B.W. Livingston	1,185,758	0	189,678

T.G. Scott (c)	0	-	-

(a)	Although B.H. March received restricted stock units under the company’s plan from 2008 to 2012, none of these restricted stock units have vested. In previous years B.H. March participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $473,597 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. B.H. March received payouts in the amount of $366,447 with respect to earnings bonus units awarded in 2011 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(b)	Although P.J. Masschelin received restricted stock units under the company’s plan from 2010 to 2012, none of these restricted stock units have vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 11,000 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $947,195 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. P.J. Masschelin received payouts in the amount of $183,251 with respect to earnings bonus units awarded in 2011 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(c)	Although T.G. Scott received restricted stock units under the company’s plan from 2010 to 2012, none of these restricted stock units have vested. In previous years, T.G. Scott received participated in Exxon Mobil Corporation’s restricted stock plan under which the grantee may receive Exxon Mobil Corporation restricted stock, which plan is similar to the company’s restricted stock unit plan. In 2012, restrictions were removed on 7,350 Exxon Mobil Corporation restricted stock having a value as at December 31, 2012 of $632,898 based on the closing price of Exxon Mobil Corporation common shares of $86.55 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2012 of 0.9949 provided by the Bank of Canada. T.G. Scott received payouts in the amount of $187,239 with respect to earnings bonus units awarded in 2011 under Exxon Mobil Corporation’s program, which is similar to the company’s plan.
(d)	Represents the proceeds of restricted stock units granted in 2005 and 2009, which vested in 2012. The value is based on the five day average closing price of the company’s shares on the vesting date and the four preceding trading days.
(e)	Represents the proceeds of earnings bonus units granted in 2011, which paid out in 2012.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2012 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	4,418,499	-	6,072,213
Total	4,418,499		6,072,213

(a)	The company’s stock option plan, which is described on page 140, expired in 2012.
(b)	This is a restricted stock unit plan, which is described on page 125.
(c)	The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2006 through 2012 and still outstanding.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2012) (#)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (e)	Compensatory change ($) (f)	Non- compensatory change ($) (g)	Closing present value of defined benefit obligation ($) (h)
		At year- end (c)	At age 65 (d)

B.H. March (a)	-	-	-	-	-	-	-

P.J. Masschelin (a)	-	-	-	-	-	-	-

R.G. Courtemanche (b)	36.7	442,700	526,700	6,479,100	(284,000)	643,800	6,838,900

B.W. Livingston (b)	28.4	382,400	482,700	5,012,900	402,200	552,500	5,967,600

T.G. Scott (a)	-	-	-	-	-	-	-

(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2012, B.H. March had 32.5 years of credited service, P.J. Masschelin had 35.1 years and T.G. Scott had 26.6 years. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2012 exchange rate of 0.9996.
(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.
(c)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plan. For B.H. March, this value was $655,249, for P.J. Masschelin, this value was $418,341 and for T.G. Scott, this value was $323,171. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.

(d)	For members of the company pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2012. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plan that would be earned to age 65 assuming final average earnings as at December 31, 2012. For B.H. March, this value was $832,869, for P.J. Masschelin, this value was $503,924 and for T.G. Scott, this value was $519,747. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(e)	For members of the company’s pension plan, the “Opening present value of defined benefit obligation” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2011. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2011 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Opening present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2011. For B.H. March, this value was $6,861,375, for P.J. Masschelin, this value was $5,274,261 and for T.G. Scott, this value was $2,223,836.
(f)	The value for “Compensatory change” includes service cost for 2012 and impact of change in earnings on projected benefit obligation. Service cost for 2012 is calculated by using the individual’s additional pensionable service in 2012 and the actual salary and bonus received in 2012 as described previously. There were no plan amendments in 2012 that affected these benefits. The service cost is calculated on a basis that is consistent with GAAP and with the valuation that was performed as at that date for accounting purposes for the plan as a whole. For B.H. March, this value was $1,657,835, for P.J. Masschelin, this value was $633,457 and for T.G. Scott, this value was $441,831.
(g)	The value for “Non-compensatory change” includes impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2012 decreased to 3.75 percent, down from 4.25 percent at the end of 2011, thereby causing the Non-compensatory change to be positive. For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest, based on a discount rate of 4.0 percent at the end of 2012, down from 5.0 percent at the end of 2011 and operation of the plan’s rules for converting annuities to lump sums upon retirement. For B.H. March, this value was $1,321,158, for P.J. Masschelin, this value was $807,351 and for T.G. Scott, this value was $587,911.
(h)	For members of the company’s pension plan, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2012. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2012 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2012. For B.H. March, this value was $9,840,368, for P.J. Masschelin, this value was $6,715,069 and for T.G. Scott, this value was $3,253,578.

Details of former long-term incentive compensation plans

The following describes forms of long-term incentive compensation formerly used by the company. While stock options are no longer granted, stock options formerly granted remained outstanding until the end of April, 2012.

Stock option plan

Under the stock option plan adopted by the company in April 2002, a total of 9,630,600 options, on a post share split basis, were granted to select key employees on April 30, 2002 for the purchase of the company’s common shares at an exercise price of $15.50 per share on a post share split basis. Throughout the duration of the stock option plan, there were a total of 7,114,524 common shares issued upon the exercise of stock options. The common shares that were issued represented about 0.84 percent of the company’s currently outstanding common shares. The stock option plan expired at the end of April, 2012. There were no stock options forfeited at the time the plan expired.

V. Other important information

Effective date

The effective date of this management proxy circular is February 13, 2013.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 13, 2013, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE MKT LLC.

Transactions with Exxon Mobil Corporation

On June 25, 2011, the company implemented a 12-month “normal course” share purchase program under which it purchased 3,143,484 of its outstanding shares between June 25, 2011 and June 24, 2012. On June 25, 2012, a 12-month share purchase program was implemented under which the company may purchase up to 42,379,951 of its outstanding shares, less any shares purchased by the employee savings plan and company pension fund. Exxon Mobil Corporation maintained its ownership at 69.6 percent. In 2012, such share purchases cost $127.9 million, none of which was received by Exxon Mobil Corporation.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2012 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,274 million and $2,907 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of Exxon Mobil Corporation in Canada to operate certain Western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with Exxon Mobil Corporation and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd.

As at December 31, 2012, the company had an outstanding loan of $1,040 million under an existing agreement with Exxon Mobil Corporation that provides for a long term, variable rate loan from ExxonMobil to the company of $5 billion (Canadian) at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice.

Auditor Information

PricewaterhouseCoopers LLP (“PwC”) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2012 and December 31, 2011 were as follows:

thousands of dollars	2012	2011

Audit fees	1,221	1,226

Audit-related fees	66	62

Tax fees	0	0

All other fees	0	0

Total fees	1,287	1,288

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2012. In 2012, fees also included a one-time review of the implementation of a new system.

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

The Code is applicable to each of the company’s directors, officers and employees, and consists of the ethics policy, the conflicts of interest policy, the corporate assets policy, the directorships policy and the procedures and open door communication. Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls procedures to their supervisors. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters are to be referred directly to the internal auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. In addition, the directors of the company must comply with the conflict of interest provisions of the Canada Business Corporations Act, as well as the relevant securities regulatory instruments, in order to ensure that the directors exercise independent judgment in considering transactions and agreements in respect of which such director has a material interest.

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

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Ten executive sessions were held in 2012. There has been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitutes a departure from the Code.

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

(a)	contribute to the formulation of and approve strategic plans on at least an annual basis;

(b)	identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;

(c)	oversee succession planning for senior management, including the appointing, training and monitoring thereof;

(d)	approve the corporate disclosure policy and monitor the external communications of the corporation;

(e)	monitor the integrity of the corporation’s internal control and management information systems;

(f)	consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;

(g)	monitor compliance with major corporate policies;

(h)	charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;

(i)	monitor the performance of the chief executive officer;

(j)	satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;

(k)	approve the corporation’s code of ethics and business conduct;

(l)	monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;

(m)	meet with the frequency necessary to consider the range of items listed below;

(n)	by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, environment, health and safety, and contributions committees of the board with specific duties defined;

(o)	direct the distribution to them by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in clause 5;

(p)	review the mandates of the board and of the committees and their effectiveness at least annually; and,

(q)	undertake such additional activities within the scope of their responsibilities as may be deemed appropriate in their discretion.

4. Range of items to be considered by the board

1)	The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

Organization/legal

—	fixing of the number of directors
—	director appointments to fill interim vacancies
—	director slate for election by the shareholders
—	officer appointments
—	board governance processes
—	by-laws and administrative resolutions
—	changes in fundamental structure of the corporation
—	shareholder meeting notice and materials
—	nonemployee director compensation
—	policies adopted by the board
—	investigations and litigation of a material nature

Financial

—	equity or debt financing
—	dividend declarations
—	financial statements and the related management discussion and analysis, annual and quarterly
—	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating plans/performance

—	near-term and long-range outlooks
—	capital, lease, loan and contributions budgets annually
—	budget additions over $250 million individually
—	quarterly updates of actual and projected capital expenditures
—	capital expenditures or dispositions in excess of $250 million individually
—	entering into any venture that is outside of the corporation’s existing businesses
—	financial and operating results quarterly
—	Canadian and world economic outlooks
—	regional socio-economic reviews

2)	In addition to the items which are specific to the categories identified above, the chief executive officer shall refer to the board for information or decision all other items of corporate significance; and any member of the board may request a review of any such item. Items to be referred to the committees of the board are specified in their respective charters.

5. Information to be received by the board

1)	Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:

Information manual (Directors’ Digest)

—	articles of incorporation, by-laws and administrative resolutions
—	corporate policies
—	corporate data
—	board and management processes
—	financial and operating report
—	organization outline

Social/political/economic environment

—	public issues updates
—	economic outlook
—	external communications packages

Major announcements

—	press releases
—	speeches by management
—	organization changes

Communications to shareholders

Other significant submissions, studies and reports

2)	All material distributed to employee directors shall be through normal corporation channels. All material distributed to nonemployee directors shall be through the office of the corporate secretary.

6. Unrelated and independent directors

1)	Subject to occasions when there is a temporary vacancy in respect of a director who is unrelated and independent or when there is a need to accommodate succession for one or more senior executives who are directors, the board intends to be composed of a majority of unrelated and independent directors.

2)	In respect of each director to be appointed to fill a vacancy and each director to be nominated for election or re-election by the shareholders, the board shall make an express determination as to whether he or she is an unrelated or an independent director and, for a director who may become a member of the audit committee, whether he or she is an audit committee financial expert or financially literate.

3)	The term “unrelated director”, as defined by the Toronto Stock Exchange, means a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director’s ability to act with a view to the best interests of the corporation, other than interests and relationships arising from shareholding.

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

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
—	Operations/technical experience (Operations/technical)
—	Project management experience (Project management)
—	Experience in working in a global work environment (Global experience)
—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert
—	Expertise in financial matters (Financial expertise)
—	Expertise in managing relations with government (Government relations)
—	Experience in academia or in research (Academic/research)
—	Expertise in information technology (Information technology)
—	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:

—	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs; and

—	providing diversity of viewpoint, individual competencies in business, other areas of endeavour in contributing to the collective experience of the directors, age, gender or regional association.

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