Form 10-Q
period 2013-03-31
IMPERIAL OIL LTD
filed 2013-05-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES         NO  ✓

The number of common shares outstanding, as of March 31, 2013, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three Months
	to March 31
millions of Canadian dollars	2013	2012

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,999	7,494
Investment and other income (note 3)	15	39
TOTAL REVENUES AND OTHER INCOME	8,014	7,533

EXPENSES
Exploration	23	28
Purchases of crude oil and products (c)	4,975	4,386
Production and manufacturing (d)	1,181	977
Selling and general	254	284
Federal excise tax (a)	326	316
Depreciation and depletion	185	190
TOTAL EXPENSES	6,944	6,181

INCOME BEFORE INCOME TAXES	1,070	1,352
INCOME TAXES	272	337
NET INCOME	798	1,015

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.94	1.20
Net income per common share - diluted (note 8)	0.94	1.19
Dividends per common share	0.12	0.12

(a) Federal excise tax included in operating revenues	326	316
(b) Amounts from related parties included in operating revenues	861	707
(c) Amounts to related parties included in purchases of crude oil and products	1,243	533
(d) Amounts to related parties included in production and manufacturing expenses	86	34

 The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(U.S. GAAP, unaudited)	Three Months to March 31
millions of Canadian dollars	2013	2012

Net income	798	1,015

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	(102)	(117)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	51	48
Total other comprehensive income/(loss)	(51)	(69)

Comprehensive income	747	946

 The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)	As at	As at
	Mar 31	Dec 31
millions of Canadian dollars	2013	2012

ASSETS
Current assets
Cash	323	482
Accounts receivable, less estimated doubtful accounts	2,232	1,976
Inventories of crude oil and products	1,099	827
Materials, supplies and prepaid expenses	333	280
Deferred income tax assets	553	527

Total current assets	4,540	4,092

Long-term receivables, investments and other long-term assets	1,177	1,090

Property, plant and equipment,	42,126	38,765
less accumulated depreciation and depletion	(15,002)	(14,843)

Property, plant and equipment, net	27,124	23,922

Goodwill	224	204
Other intangible assets, net	54	56

TOTAL ASSETS	33,119	29,364

LIABILITIES
Current liabilities
Notes and loans payable	1,160	472
Accounts payable and accrued liabilities (a) (note 7)	4,706	4,249
Income taxes payable	1,017	1,184

Total current liabilities	6,883	5,905

Long-term debt (b) (note 6)	2,768	1,175
Other long-term obligations (note 7)	4,104	3,983
Deferred income tax liabilities	2,341	1,924

TOTAL LIABILITIES	16,096	12,987

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,566	1,566
Earnings reinvested	17,963	17,266
Accumulated other comprehensive income (note 9)	(2,506)	(2,455)

TOTAL SHAREHOLDERS’ EQUITY	17,023	16,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	33,119	29,364

(a)	Accounts payable and accrued liabilities included amounts receivable from related parties of $48 million (2012 - amounts receivable of $9 million).

(b)	Long-term debt included amounts to related parties of $2,635 million (2012 - $1,040 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2012 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)	Three Months
inflow/(outflow)	to March 31
millions of Canadian dollars	2013	2012

OPERATING ACTIVITIES
Net income	798	1,015
Adjustment for non-cash items:
Depreciation and depletion	185	190
(Gain)/loss on asset sales (note 3)	(4)	(29)
Deferred income taxes and other	29	48
Changes in operating assets and liabilities:
Accounts receivable	(222)	140
Inventories, materials, supplies and prepaid expenses	(320)	(431)
Income taxes payable	(167)	59
Accounts payable and accrued liabilities	395	71
All other items - net (a)	(97)	(16)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	597	1,047

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(1,345)	(1,145)
Acquisition (note 10)	(1,602)	-
Proceeds from asset sales	8	78
Repayment of loan from equity company	4	3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(2,935)	(1,064)

FINANCING ACTIVITIES
Short-term debt - net	687	-
Long-term debt issued	1,595	-
Reduction in capitalized lease obligations	(1)	(1)
Issuance of common shares under stock option plan	-	22
Common shares purchased	-	(68)
Dividends paid	(102)	(93)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	2,179	(140)

INCREASE (DECREASE) IN CASH	(159)	(157)
CASH AT BEGINNING OF PERIOD	482	1,202

CASH AT END OF PERIOD	323	1,045

(a) Included contribution to registered pension plans	(120)	(97)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 1.    Basis of financial statement preparation

 These unaudited consolidated financial statements have been prepared in accordance with generally accepted  accounting principles of the United States of America and follow the same accounting policies and methods of  computation as, and should be read in conjunction with, the most recent annual consolidated financial  statements filed with the U.S. Securities and Exchange Commission in the company’s 2012 Annual Report on  Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and  adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments  are of a normal recurring nature. The company’s exploration and production activities are accounted for under  the “successful efforts” method.

 The results for the three months ended March 31, 2013, are not necessarily indicative of the operations to be  expected for the full year.

 All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.    Business Segments

Three Months to March 31 millions of dollars	Upstream		Downstream		Chemical
	2013	2012	2013	2012	2013	2012

REVENUES AND OTHER INCOME
Operating revenues (a)	1,223	1,395	6,454	5,755	322	344
Intersegment sales	929	1,094	776	794	58	82
Investment and other income	2	3	12	33	-	-

	2,154	2,492	7,242	6,582	380	426

EXPENSES
Exploration	23	28	-	-	-	-
Purchases of crude oil and products	857	1,021	5,620	5,021	260	314
Production and manufacturing	747	591	382	341	53	45
Selling and general	1	2	218	241	17	17
Federal excise tax	-	-	326	316	-	-
Depreciation and depletion	128	129	52	56	3	3

TOTAL EXPENSES	1,756	1,771	6,598	5,975	333	379

INCOME BEFORE INCOME TAXES	398	721	644	607	47	47
INCOME TAXES	98	179	166	152	12	12

NET INCOME	300	542	478	455	35	35

Cash flows from (used in) operating activities	(124)	887	636	187	63	(53)
CAPEX (b)	2,938	1,145	27	23	1	1
Total assets as at March 31	25,986	18,022	6,588	6,988	380	443

Three Months to March 31 millions of dollars	Corporate and Other		Eliminations		Consolidated
	2013	2012	2013	2012	2013	2012

REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	7,999	7,494
Intersegment sales	-	-	(1,763)	(1,970)	-	-
Investment and other income	1	3	-	-	15	39

	1	3	(1,763)	(1,970)	8,014	7,533

EXPENSES
Exploration	-	-	-	-	23	28
Purchases of crude oil and products	-	-	(1,762)	(1,970)	4,975	4,386
Production and manufacturing	-	-	(1)	-	1,181	977
Selling and general	18	24	-	-	254	284
Federal excise tax	-	-	-	-	326	316
Depreciation and depletion	2	2	-	-	185	190

TOTAL EXPENSES	20	26	(1,763)	(1,970)	6,944	6,181

INCOME BEFORE INCOME TAXES	(19)	(23)	-	-	1,070	1,352
INCOME TAXES	(4)	(6)	-	-	272	337

NET INCOME	(15)	(17)	-	-	798	1,015

Cash flows from (used in) operating activities	22	26	-	-	597	1,047
CAPEX (b)	10	4	-	-	2,976	1,173
Total assets as at March 31	508	1,266	(343)	(208)	33,119	26,511

(a)	Includes export sales to the United States of $1,385 million (2012- $905 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases and acquisition.

IMPERIAL OIL LIMITED

3.    Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2013	2012

Proceeds from asset sales	8	78
Book value of assets sold	4	49

Gain/(loss) on asset sales, before tax	4	29

Gain/(loss) on asset sales, after tax	3	24

4.    Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of dollars	2013	2012

Pension benefits:
Current service cost	45	39
Interest cost	70	72
Expected return on plan assets	(82)	(72)
Amortization of prior service cost	6	5
Amortization of actuarial loss	60	57

Net benefit cost	99	101

Other post-retirement benefits:
Current service cost	3	2
Interest cost	5	5
Amortization of actuarial loss	3	2

Net benefit cost	11	9

IMPERIAL OIL LIMITED

5.    Financing costs

	Three Months to March 31
millions of dollars	2013	2012

Debt related interest	10	4
Capitalized interest	(10)	(4)

Total financing costs	-	-

6.    Long-term debt

	As at	As at
	Mar 31	Dec 31
millions of dollars	2013	2012

Long-term debt	2,635	1,040
Capital leases	133	135

Total long-term debt	2,768	1,175

In the first quarter of 2013, the company increased the amount of its existing stand-by long-term bank credit facility from $300 million to $500 million with the maturity date unchanged. The company has not drawn on the facility. Also in the first quarter, to further support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $250 million that matures in March 2014. The company has not drawn on this facility.

In February 2013, the company increased its long-term debt by $1,595 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The majority of the increased debt was used to finance the acquisition of a 50-percent interest in Celtic’s assets and liabilities (see note 10 for further details).

7.    Other long-term obligations

	As at	As at
	Mar 31	Dec 31
millions of dollars	2013	2012

Employee retirement benefits (a)	2,758	2,717
Asset retirement obligations and other environmental liabilities (b)	1,025	957
Share-based incentive compensation liabilities	130	117
Other obligations	191	192

Total other long-term obligations	4,104	3,983

(a)	Total recorded employee retirement benefits obligations also included $52 million in current liabilities (December 31, 2012 - $52 million).

(b)	Total asset retirement obligations and other environmental liabilities also included $169 million in current liabilities (December 31, 2012 - $168 million).

IMPERIAL OIL LIMITED

8.    Net income per share

	Three Months
	to March 31
	2013	2012

Net income per common share - basic

Net income (millions of dollars)	798	1,015

Weighted average number of common shares outstanding (millions of shares)	847.6	847.8

Net income per common share (dollars)	0.94	1.20

Net income per common share - diluted

Net income (millions of dollars)	798	1,015

Weighted average number of common shares outstanding (millions of shares)	847.6	847.8
Effect of share-based awards (millions of shares)	3.0	4.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.6	852.5
Net income per common share (dollars)	0.94	1.19

9.    Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2013	2012

Balance at January 1	(2,455)	(2,238)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(102)	(117)
Amounts reclassified from accumulated other comprehensive income	51	48

Balance at March 31	(2,506)	(2,307)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

	Three Months
	to March 31
millions of dollars	2013	2012

Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost (a)	(69)	(64)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

	Three Months
	to March 31
millions of dollars	2013	2012

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	(35)	(40)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost	18	16

	(17)	(24)

IMPERIAL OIL LIMITED

10.     Acquisition

Description of the Transaction: On February 26, 2013, ExxonMobil Canada acquired Celtic Exploration Ltd. (“Celtic”). Immediately following the acquisition, Imperial acquired a 50-percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1,608 million, financed by a combination of related party and third party debt (see note 6 for further details). Concurrently, a general partnership was formed to hold and operate the assets of Celtic. Celtic is involved in the exploration for, production of, and transportation and sale of natural gas and crude oil, condensate and natural gas liquids.

Recording of Assets Acquired and Liabilities Assumed: Imperial used the acquisition method of accounting to record its pro-rata share of the assets acquired and liabilities assumed. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed:

millions of dollars
Cash	6
Accounts receivable	38
Materials, supplies and prepaid expenses	5
Property, plant and equipment (a)	2,045
Goodwill (b)	20

Total assets acquired	2,114

Accounts payable and accrued liabilities	62
Deferred income tax liabilities (c)	377
Other long-term obligations	67

Total liabilities assumed	506

Net assets acquired	1,608

(a)	Property, plant and equipment were measured primarily using an income approach. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Celtic resources, assumed future production profiles, commodity prices (mainly based on observable market inputs), risk adjusted discount rate of 10 percent, inflation of 2 percent and assumptions on the timing and amount of future development and operating costs. The property, plant and equipment additions were segmented to the Upstream business, with all of the assets in Canada.

(b)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized in the Upstream reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

(c)	Deferred income taxes reflect the future tax consequences on the temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The deferred income taxes recorded as part of the acquisition were:

Property, plant and equipment	414

Total deferred income tax liabilities	414

Asset retirement obligations	(17)
Other	(20)

Total deferred income tax assets	(37)

Net deferred income tax liabilities	377

Actual and Pro Forma Impact of the Acquisition:

Revenues for Celtic from the acquisition date included in the company’s consolidated financial statement of income for the three months ended March 31, 2013 were $9 million. After-tax earnings for Celtic from the acquisition date through March 31, 2013 were de minimis.

Transaction costs related to the acquisition were expensed as incurred and were de minimis in the three months ended March 31, 2013.

Pro forma revenues, earnings and basic and diluted earnings per share information as if the acquisition had occurred at the beginning of 2013 or the comparable prior reporting period is not presented, since the effect on Imperial’s consolidated first quarter 2013 financial results or the comparable prior reporting period, would not have been material.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

The company’s net income for the first quarter of 2013 was $798 million or $0.94 a share on a diluted basis, compared with $1,015 million or $1.19 a share for the same period last year.

Lower first quarter earnings were primarily attributable to the impacts of lower liquids realization, higher refinery maintenance activities, lower volumes and higher maintenance costs at Syncrude and Kearl production readiness expenditures. These factors were partially offset by lower royalty costs due to lower liquids realizations and higher refining margins.

Upstream

Net income in the first quarter was $300 million versus $542 million in the same period of 2012. Earnings decreased primarily due to lower liquids realizations of about $270 million. Other factors that contributed to lower earnings included lower volumes and higher maintenance costs at Syncrude totalling about $75 million and Kearl production readiness expenditures of about $50 million. These factors were partially offset by lower royalty costs of about $160 million due to lower liquids realizations.

Prices for most of the company’s liquids production are based on West Texas Intermediate (WTI) crude oil, a common benchmark for mid-continent North American oil markets. Compared to the corresponding period last year, the average WTI crude oil price in U.S. dollars was lower by $8.67 a barrel, about eight percent, in the first quarter of 2013. Decreases in the company’s average realizations in Canadian dollars on sales of conventional and synthetic crude oils were in line with WTI. The company’s average bitumen realization in Canadian dollars in the first quarter of 2013 decreased 34 percent to $43.63 a barrel. Supply/demand imbalances of heavier crude oils in mid-continent North American markets and industry pipeline apportionment effects widened the price spread between light crude oil and Cold Lake bitumen. The company’s average realization on natural gas sales of $3.50 a thousand cubic feet was higher by about 48 percent in the first quarter of 2013 versus the same period in 2012.

Gross production of Cold Lake bitumen averaged 164 thousand barrels a day and established a new production record in the quarter. Cold Lake production was up seven thousand barrels a day from the same period last year. Volume growth was achieved through higher reliability and strong reservoir performance.

The company’s share of Syncrude’s gross production in the first quarter was 65 thousand barrels a day, down from 74 thousand barrels in the first quarter of 2012. Higher maintenance activities were the main contributor to the lower production.

Gross production of conventional crude oil averaged 20 thousand barrels a day in the first quarter, versus the 21 thousand barrels in the corresponding period in 2012.

Gross production of natural gas during the first quarter of 2013 was 187 million cubic feet a day, down from 198 million cubic feet in the same period last year. The lower production volume was primarily the result of natural decline of conventional fields and the impact of divested properties partially offset by volume contributions from Celtic and the Horn River pilot.

On February 26, 2013, following the close of the acquisition of Celtic Exploration Ltd. (“Celtic”) by ExxonMobil Canada, Imperial Oil completed its acquisition of a 50-percent participating interest in Celtic’s assets and liabilities for $1.6 billion. Reference is made to Financial Statement “Note 10: Acquisition” for further details.

On April 27, Imperial achieved a significant milestone with the start-up of the initial development of the Kearl oil sands project.

Downstream

Net income was $478 million in the first quarter, $23 million higher than the first quarter of 2012. Increased earnings were primarily due to the favourable impact of refining margins of about $125 million partially offset by the impact of higher maintenance activities at the Sarnia refinery of about $90 million. Earnings in the first quarter of 2012 included a gain of about $15 million from the sale of assets.

Mid-continent North America industry refining margins continued to be strong in the first quarter of 2013. Stronger industry refining margins were the result of the widened differential between product prices and cost of crude oil processed.

Chemical

Net income was $35 million in the first quarter, unchanged from the same quarter last year.

Corporate and Other

Net income effects from Corporate and Other were negative $15 million in the first quarter, versus the negative $17 million in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $597 million in the first quarter, versus $1,047 million in corresponding period in 2012. Lower cash flow was primarily due to lower earnings and working capital effects.

Investing activities used net cash of $2,935 million in the first quarter, compared with $1,064 million in the same period of 2012. $1,602 million (excluding $6 million cash acquired) was expended to complete the acquisition of a 50-percent participating interest in Celtic’s assets and liabilities. Additions to property, plant and equipment were $1,345 million in the first quarter, compared with $1,145 million during the same quarter 2012. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion project. Other investments included advancing the Nabiye expansion project at Cold Lake and sustaining capital for Syncrude mining and tailing projects.

Cash from financing activities was $2,179 million in the first quarter, compared with cash used in financing activities of $140 million in the first quarter of 2012. In the first quarter, the company increased its long-term debt level by $1,595 million by drawing on an existing facility and issued additional commercial paper which increased short-term debt by $687 million. The majority of the increased debt was used to finance the acquisition. Dividends paid in the first quarter of 2013 were $102 million, $9 million higher than the corresponding period in 2012. In the first quarter, the company increased the amount of its existing stand-by long-term bank credit facility from $300 million to $500 million with the maturity date unchanged. The company has not drawn on the facility. Also in the first quarter, to further support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $250 million that matures in March 2014. The company has not drawn on this facility.

The above factors led to a decrease in the company’s balance of cash to $323 million at March 31, 2013, from $482 million at the end of 2012.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2013 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 except for the following:

Earnings sensitivity millions of dollars after tax
Nine dollars (U.S.) a barrel change in crude oil prices	+ (-)	330
Ten cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	570

The sensitivity of net income to changes in crude oil prices decreased from year-end 2012 by about $12 million (after tax) a year for each one U.S. dollar change. The decrease was primarily a result of the impact of higher royalty costs for Syncrude and Cold Lake bitumen production due to higher prices for Syncrude and Cold Lake bitumen at the end of the first quarter of 2013.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from year-end 2012 by about $8 million (after tax) a year for each one-cent change, primarily due to the increase in crude oil commodity prices.

Item 4.              Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2013 (Jan 1 - Jan 31)	0	0	0	41,778,609
February 2013 (Feb 1 – Feb 28)	0	0	0	41,691,904
March 2013 (Mar 1 – Mar 31)	0	0	0	41,604,553

(1)

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

Item 4.     Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on April 25, 2013, all of the management’s nominee directors were elected to hold office until the close of the next annual meeting. The votes for the directors were: K.T. Hoeg 739,037,993 shares for and 1,231,718 shares withheld, R. M. Kruger 721,250,808 shares for and 19,024,883 shares withheld, J.M. Mintz 739,080,916 shares for and 1,188,775 shares withheld, D.S. Sutherland 739,229,928 shares for and 1,039,763 shares withheld, S.D. Whittaker 738,522,124 shares for and 1,747,567 shares withheld, D.W. Woods 738,015,858 shares for and 732,833 shares withheld and V.L. Young 737,699,275 shares for and 1,080,416 shares withheld.

At the same annual meeting of shareholders, PricewaterhouseCoopers LLP were reappointed as the auditors by a vote of 746,272,832 shares for and 1,351,655 shares withheld from the reappointment of the auditors.

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

IMPERIAL OIL LIMITED
(Registrant)

/s/ Paul J. Masschelin
Date: May 1, 2013	-------------------------------------------------
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

/s/ Brent A. Latimer
Date: May 1, 2013	-------------------------------------------------
(Signature)
Brent A. Latimer
Assistant Secretary