Form 10-Q
period 2013-06-30
IMPERIAL OIL LTD
filed 2013-08-06
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES         NO  ✓

The number of common shares outstanding, as of June 30, 2013, was 847,599,011.

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

The term “project” as used in this release can refer to a variety of different activities and does not necessarily have the same meaning as under government payment transparency reports.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2013	2012	2013	2012

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,894	7,452	15,893	14,946
Investment and other income (note 3)	64	63	79	102

TOTAL REVENUES AND OTHER INCOME	7,958	7,515	15,972	15,048

EXPENSES
Exploration	21	18	44	46
Purchases of crude oil and products (c)	5,001	4,645	9,976	9,031
Production and manufacturing (d)	1,468	1,247	2,649	2,224
Selling and general	252	247	506	531
Federal excise tax (a)	330	340	656	656
Depreciation and depletion	452	178	637	368
Financing costs (note 5)	2	-	2	-

TOTAL EXPENSES	7,526	6,675	14,470	12,856

INCOME BEFORE INCOME TAXES	432	840	1,502	2,192
INCOME TAXES	105	205	377	542

NET INCOME	327	635	1,125	1,650

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.39	0.75	1.33	1.95
Net income per common share - diluted (note 8)	0.38	0.75	1.32	1.94
Dividends per common share	0.12	0.12	0.24	0.24

(a) Federal excise tax included in operating revenues	330	340	656	656
(b) Amounts from related parties included in operating revenues	364	938	1,225	1,645
(c) Amounts to related parties included in purchases of crude oil and products	1,283	1,022	2,526	1,555
(d) Amounts to related parties included in production and manufacturing expenses	84	71	170	105

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2013	2012	2013	2012

Net income	327	635	1,125	1,650

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	(102)	(117)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	51	51	102	99

Total other comprehensive income/(loss)	51	51	-	(18)

Comprehensive income	378	686	1,125	1,632

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2013	As at Dec 31 2012

ASSETS
Current assets
Cash	542	482
Accounts receivable, less estimated doubtful accounts	2,227	1,976
Inventories of crude oil and products	1,232	827
Materials, supplies and prepaid expenses	377	280
Deferred income tax assets	575	527

Total current assets	4,953	4,092

Long-term receivables, investments and other long-term assets	1,292	1,090

Property, plant and equipment,	43,874	38,765
less accumulated depreciation and depletion	(15,422)	(14,843)

Property, plant and equipment, net	28,452	23,922

Goodwill	224	204
Other intangible assets, net	53	56

TOTAL ASSETS	34,974	29,364

LIABILITIES
Current liabilities
Notes and loans payable	1,506	472
Accounts payable and accrued liabilities (a) (note 7)	4,819	4,249
Income taxes payable	1,062	1,184

Total current liabilities	7,387	5,905

Long-term debt (b) (note 6)	3,566	1,175
Other long-term obligations (note 7)	4,196	3,983
Deferred income tax liabilities	2,527	1,924

TOTAL LIABILITIES	17,676	12,987

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,566	1,566
Earnings reinvested	18,187	17,266
Accumulated other comprehensive income (note 9)	(2,455)	(2,455)

TOTAL SHAREHOLDERS’ EQUITY	17,298	16,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	34,974	29,364

(a)	Accounts payable and accrued liabilities included amounts receivable from related parties of $128 million (2012 - amounts receivable of $9 million).
(b)	Long-term debt included amounts to related parties of $3,434 million (2012 - $1,040 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2012 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS (U.S. GAAP, unaudited) inflow/(outflow) millions of Canadian dollars	Second Quarter		Six Months to June 30
	2013	2012	2013	2012

OPERATING ACTIVITIES
Net income	327	635	1,125	1,650
Adjustment for non-cash items:
Depreciation and depletion	452	178	637	368
(Gain)/loss on asset sales (note 3)	(51)	(55)	(55)	(84)
Deferred income taxes and other	141	169	170	217
Changes in operating assets and liabilities:
Accounts receivable	5	(1)	(217)	139
Inventories, materials, supplies and prepaid expenses	(177)	237	(497)	(194)
Income taxes payable	45	29	(122)	88
Accounts payable and accrued liabilities	113	155	508	226
All other items - net (a)	(117)	(30)	(214)	(46)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	738	1,317	1,335	2,364

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(1,616)	(1,290)	(2,961)	(2,435)
Acquisition (note 10)	-	-	(1,602)	-
Proceeds from asset sales	54	61	62	139
Repayment of loan from equity company	-	5	4	8

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,562)	(1,224)	(4,497)	(2,288)

FINANCING ACTIVITIES
Short-term debt - net	348	-	1,035	-
Long-term debt issued	799	-	2,394	-
Reduction in capitalized lease obligations	(2)	(1)	(3)	(2)
Issuance of common shares under stock option plan	-	21	-	43
Common shares purchased	-	(60)	-	(128)
Dividends paid	(102)	(102)	(204)	(195)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	1,043	(142)	3,222	(282)

INCREASE (DECREASE) IN CASH	219	(49)	60	(206)
CASH AT BEGINNING OF PERIOD	323	1,045	482	1,202

CASH AT END OF PERIOD	542	996	542	996

(a) Included contribution to registered pension plans	(178)	(147)	(298)	(244)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

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

The results for the six months ended June 30, 2013, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business Segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	1,383	1,073	6,197	6,032	314	347
Intersegment sales	1,018	948	412	594	86	69
Investment and other income	45	38	18	22	-	-

	2,446	2,059	6,627	6,648	400	416

EXPENSES
Exploration	21	18	-	-	-	-
Purchases of crude oil and products	866	740	5,379	5,234	271	282
Production and manufacturing (c)	881	701	534	499	54	47
Selling and general	2	-	216	222	15	16
Federal excise tax	-	-	330	340	-	-
Depreciation and depletion (c)	147	119	299	52	3	4
Financing costs	-	-	2	-	-	-

TOTAL EXPENSES	1,917	1,578	6,760	6,347	343	349

INCOME BEFORE INCOME TAXES	529	481	(133)	301	57	67
INCOME TAXES	132	121	(36)	69	15	18

NET INCOME	397	360	(97)	232	42	49

Cash flows from (used in) operating activities	588	599	99	591	52	99
CAPEX (b)	1,569	1,272	50	30	2	1

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	7,894	7,452
Intersegment sales	-	-	(1,516)	(1,611)	-	-
Investment and other income	1	3	-	-	64	63

	1	3	(1,516)	(1,611)	7,958	7,515

EXPENSES
Exploration	-	-	-	-	21	18
Purchases of crude oil and products	-	-	(1,515)	(1,611)	5,001	4,645
Production and manufacturing (c)	-	-	(1)	-	1,468	1,247
Selling and general	19	9	-	-	252	247
Federal excise tax	-	-	-	-	330	340
Depreciation and depletion (c)	3	3	-	-	452	178
Financing costs	-	-	-	-	2	-

TOTAL EXPENSES	22	12	(1,516)	(1,611)	7,526	6,675

INCOME BEFORE INCOME TAXES	(21)	(9)	-	-	432	840
INCOME TAXES	(6)	(3)	-	-	105	205

NET INCOME	(15)	(6)	-	-	327	635

Cash flows from (used in) operating activities	(1)	28	-	-	738	1,317
CAPEX (b)	16	5	-	-	1,637	1,308

(a)	Includes export sales to the United States of $1,306 million (2012- $1,133 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases and acquisition.

(c)	A second quarter 2013 charge in the Downstream segment of $355 million ($264 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $110 million, reported as part of production and manufacturing expenses. Amounts incurred in the second quarter 2013 associated with decommissioning, environmental and employee-related costs were de-minimis.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	2,606	2,468	12,651	11,787	636	691
Intersegment sales	1,947	2,042	1,188	1,388	144	151
Investment and other income	47	41	30	55	-	-

	4,600	4,551	13,869	13,230	780	842

EXPENSES
Exploration	44	46	-	-	-	-
Purchases of crude oil and products	1,723	1,761	10,999	10,255	531	596
Production and manufacturing	1,628	1,292	916	840	107	92
Selling and general	3	2	434	463	32	33
Federal excise tax	-	-	656	656	-	-
Depreciation and depletion	275	248	351	108	6	7
Financing costs	-	-	2	-	-	-

TOTAL EXPENSES	3,673	3,349	13,358	12,322	676	728

INCOME BEFORE INCOME TAXES	927	1,202	511	908	104	114
INCOME TAXES	230	300	130	221	27	30

NET INCOME	697	902	381	687	77	84

Cash flows from (used in) operating activities	464	1,486	735	778	115	46
CAPEX (b)	4,507	2,417	77	53	3	2
Total assets as at June 30	27,870	19,146	6,391	6,633	379	368

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	15,893	14,946
Intersegment sales	-	-	(3,279)	(3,581)	-	-
Investment and other income	2	6	-	-	79	102

	2	6	(3,279)	(3,581)	15,972	15,048

EXPENSES
Exploration	-	-	-	-	44	46
Purchases of crude oil and products	-	-	(3,277)	(3,581)	9,976	9,031
Production and manufacturing	-	-	(2)	-	2,649	2,224
Selling and general	37	33	-	-	506	531
Federal excise tax	-	-	-	-	656	656
Depreciation and depletion	5	5	-	-	637	368
Financing costs	-	-	-	-	2	-

TOTAL EXPENSES	42	38	(3,279)	(3,581)	14,470	12,856

INCOME BEFORE INCOME TAXES	(40)	(32)	-	-	1,502	2,192
INCOME TAXES	(10)	(9)	-	-	377	542

NET INCOME	(30)	(23)	-	-	1,125	1,650

Cash flows from (used in) operating activities	21	54	-	-	1,335	2,364
CAPEX (b)	26	9	-	-	4,613	2,481
Total assets as at June 30	798	1,221	(464)	(127)	34,974	27,241

(a)	Includes export sales to the United States of $2,691 million (2012- $2,038 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases and acquisition.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:
	Second Quarter		Six Months to June 30
millions of dollars	2013	2012	2013	2012
Proceeds from asset sales	54	61	62	139
Book value of assets sold	3	6	7	55

Gain/(loss) on asset sales, before tax	51	55	55	84

Gain/(loss) on asset sales, after tax	38	46	41	70

4.	Employee retirement benefits

The components of net benefit cost were as follows:
	Second Quarter		Six Months to June 30
millions of dollars	2013	2012	2013	2012
Pension benefits:
Current service cost	45	41	90	80
Interest cost	70	72	140	144
Expected return on plan assets	(81)	(72)	(163)	(144)
Amortization of prior service cost	5	6	11	11
Amortization of actuarial loss	61	61	121	118

Net benefit cost	100	108	199	209

Other post-retirement benefits:
Current service cost	2	2	5	4
Interest cost	6	6	11	11
Amortization of actuarial loss	2	2	5	4

Net benefit cost	10	10	21	19

IMPERIAL OIL LIMITED

5.	Financing costs

			Six Months
	Second Quarter		to June 30
millions of dollars	2013	2012	2013	2012
Debt related interest	16	5	26	9
Capitalized interest	(16)	(5)	(26)	(9)

Net interest expense	-	-	-	-
Other interest	2	-	2	-

Total financing costs	2	-	2	-

6.	Long-term debt

	As at	As at
	June 30	Dec 31
millions of dollars	2013	2012
Long-term debt	3,434	1,040
Capital leases	132	135

Total long-term debt	3,566	1,175

In the second quarter of 2013, the company increased its long-term debt by $799 million by drawing on its existing facility with an affiliated company of Exxon Mobil Corporation and increased short-term debt by $348 million by issuing additional commercial paper.

Subsequent to the second quarter of 2013, the company increased its total debt outstanding by $494 million by drawing on existing facilities. The increased debt was used to finance normal operations and major projects.

Also in the second quarter of 2013, the company increased the amount of its existing $250 million unsecured committed bank credit facility to $500 million with the maturity date unchanged in March 2014. The company has not drawn on the facility.

7.	Other long-term obligations

	As at	As at
	June 30	Dec 31
millions of dollars	2013	2012
Employee retirement benefits (a)	2,593	2,717
Asset retirement obligations and other environmental liabilities (b)	1,248	957
Share-based incentive compensation liabilities	144	117
Other obligations	211	192

Total other long-term obligations	4,196	3,983

(a)	Total recorded employee retirement benefits obligations also included $52 million in current liabilities (December 31, 2012 - $52 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $168 million in current liabilities (December 31, 2012 - $168 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Second Quarter		Six Months to June 30
	2013	2012	2013	2012

Net income per common share - basic

Net income (millions of dollars)	327	635	1,125	1,650

Weighted average number of common shares outstanding (millions of shares)	847.6	848.0	847.6	847.9

Net income per common share (dollars)	0.39	0.75	1.33	1.95

Net income per common share - diluted

Net income (millions of dollars)	327	635	1,125	1,650

Weighted average number of common shares outstanding (millions of shares)	847.6	848.0	847.6	847.9
Effect of share-based awards (millions of shares)	3.2	3.6	3.1	3.5

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.8	851.6	850.7	851.4

Net income per common share (dollars)	0.38	0.75	1.32	1.94

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2013	2012
Balance at January 1	(2,455)	(2,238)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(102)	(117)
Amounts reclassified from accumulated other comprehensive income	102	99

Balance at June 30	(2,455)	(2,256)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

			Six Months
	Second Quarter		to June 30
millions of dollars	2013	2012	2013	2012
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost (a)	(68)	(69)	(137)	(133)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

			Six Months
	Second Quarter		to June 30
millions of dollars	2013	2012	2013	2012
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	(35)	(40)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost	17	18	35	34

	17	18	-	(6)

IMPERIAL OIL LIMITED

10.	Acquisition

Description of the Transaction: On February 26, 2013, ExxonMobil Canada acquired Celtic Exploration Ltd. (“Celtic”). Immediately following the acquisition, Imperial acquired a 50-percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1,608 million, financed by a combination of related party and third party debt (see note 6 for further details). Concurrently, a general partnership was formed to hold and operate the assets of Celtic. The name of the general partnership was changed to XTO Energy Canada (“XTO Canada”). XTO Canada is involved in the exploration for, production of, and transportation and sale of natural gas and crude oil, condensate and natural gas liquids.

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

millions of dollars
Property, plant and equipment	414

Total deferred income tax liabilities	414

Asset retirement obligations	(17)
Other	(20)

Total deferred income tax assets	(37)

Net deferred income tax liabilities	377

Actual and Pro Forma Impact of the Acquisition:

Revenues for XTO Canada from the acquisition date included in the company’s consolidated financial statement of income for the six months ended June 30, 2013 were $31 million. After-tax earnings for XTO Canada from the acquisition date through June 30, 2013 were de minimis.

Transaction costs related to the acquisition were expensed as incurred and were de minimis in the six months ended June 30, 2013.

Pro forma revenues, earnings and basic and diluted earnings per share information as if the acquisition had occurred at the beginning of 2013 or the comparable prior reporting period is not presented, since the effect on Imperial’s consolidated second quarter 2013 financial results or the comparable prior reporting period, would not have been material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

The company’s net income for the second quarter of 2013 was $327 million or $0.38 a share on a diluted basis, compared with $635 million or $0.75 a share for the second quarter of 2012, a decrease of 49 percent. Net income in the first six months of 2013 was $1,125 million or $1.32 a share on a diluted basis, versus $1,650 million or $1.94 a share for the first half of 2012. Earnings in both the second quarter and first half of 2013 included a non-cash after tax charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal.

Other factors contributing to lower second quarter earnings included lower industry refining margins of about $285 million, higher start-up related operating costs at Kearl of about $90 million and lower bitumen production and higher maintenance costs at Cold Lake totalling about $80 million. These factors were partially offset by favourable impacts of about $220 million associated with improved refinery operations and lower maintenance activities, higher liquids realizations of about $130 million and higher volumes at Syncrude of about $45 million.

For the six months, other factors contributing to lower earnings included lower industry refining margins of about $155 million, higher start-up related operating costs at Kearl of about $145 million, lower liquids realizations of about $140 million and lower bitumen production and higher maintenance costs at Cold Lake totalling about $85 million. These factors were partially offset by lower royalty costs of about $195 million and improved refinery operations and lower refinery maintenance activities totalling about $105 million.

Upstream

Net income in the second quarter was $397 million, $37 million higher than the same period of 2012. Earnings increased primarily due to higher liquids realizations of about $130 million, higher volumes at Syncrude of about $45 million and lower royalty costs of about $35 million due to higher cost recovery for capital investments. These factors were partially offset by higher start-up related operating costs at Kearl of about $90 million. Sales of Kearl diluted bitumen continue to be expected in the third quarter of 2013. Earnings were also negatively impacted by lower bitumen production and higher costs at Cold Lake totalling about $80 million due to planned maintenance activities.

Net income for the six months of 2013 was $697 million, $205 million lower than the same period of 2012. Earnings decreased primarily due to higher start-up related operating costs at Kearl of about $145 million, lower liquids realizations of about $140 million and lower bitumen production and higher maintenance costs at Cold Lake totalling about $85 million. These factors were partially offset by lower royalty costs of about $195 million.

The price differential between Brent crude oil, the benchmark for Atlantic basin markets, and West Texas Intermediate (WTI), a common benchmark for mid-continent North American oil markets, narrowed to $8.27 a barrel in U.S. dollars in the second quarter of 2013 and to $13.15 a barrel in U.S. dollars in the first six months of 2013, compared to $14.86 and $15.19 a barrel, respectively, in the corresponding periods last year. As discounts for WTI crude oil decreased, the company’s average realizations in Canadian dollars on sales of conventional and synthetic crude oils increased about seven and 12 percent, respectively, in the second quarter of 2013 and about one and four percent, respectively, in the first six months of 2013. The company’s average bitumen realizations in Canadian dollars in the second quarter of 2013 also increased about 15 percent to $65.66 a barrel as the price spread between light crude oil and Cold Lake bitumen narrowed. However, in the first six months of 2013, the company’s average bitumen realizations in Canadian dollars were still down about 12 percent at $54.03 a barrel. The company’s average realization on natural gas sales of $3.50 a thousand cubic feet for both second quarter and first six months of 2013 was higher by about $1.70 and $1.41 a thousand cubic feet, respectively, versus the same periods in 2012.

Gross production of Cold Lake bitumen averaged 144 thousand barrels a day during the second quarter of 2013, down eight thousand barrels a day from the same period last year. Lower volumes were primarily due to the largest-ever preventive maintenance of the Mahkeses facilities. The maintenance activities have been successfully completed, and the plant has returned to normal operations. For the six months, gross production averaged 154 thousand barrels a day, compared with 155 thousand barrels in the first half of 2012.

The company’s share of Syncrude’s gross production in the second quarter was 68 thousand barrels a day, up from 60 thousand barrels in the second quarter of 2012. Increased production was due to lower maintenance activities partially offset by the negative impact of weather on mine operations in mid-June. Planned maintenance activities of one of the three cokers originally scheduled for later in the year was advanced into June and is scheduled to complete by early August. During the first six months of 2013, the company’s share of Syncrude’s gross production was 67 thousand barrels a day essentially unchanged from the same period in 2012.

Gross production of conventional crude oil averaged 22 thousand barrels a day in the second quarter, versus 20 thousand barrels in the corresponding period in 2012. Gross production averaged 20 thousand barrels a day in the first half of 2013, unchanged from the same period in 2012.

Gross production of natural gas during the second quarter of 2013 was 204 million cubic feet a day, up from 195 million cubic feet in the same period last year. Higher production volumes reflected the contributions from XTO Canada (formerly Celtic) and the Horn River pilot which more than offset normal field decline. Gross production of natural gas during the six months of 2013 was 195 million cubic feet a day, essentially unchanged from 197 million cubic feet in the same period last year.

On April 26, production from the first of three proprietary paraffinic froth treatment trains began at the Kearl initial development. The process is producing pipeline quality bitumen as planned. For the quarter, Kearl’s production volume contribution was low, at four thousand barrels a day as synchronizing facilities and working toward stable operations was the focus. Line-fill operations are advanced, and diluted bitumen sales are expected to begin in the third quarter. We expect to reach 110,000 barrels a day (78,000 barrels a day Imperial’s share) later in 2013.

Downstream

Net income was negative $97 million in the second quarter versus $232 million in the second quarter of 2012. Earnings in the second quarter of 2013 included a non-cash after tax charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings were also negatively impacted by lower industry refining margins of about $285 million resulting from the narrowing price differential between Brent and WTI crude oils. These factors were partially offset by favourable impacts of about $220 million associated with improved refinery operations and lower refinery maintenance activities.

Six months net income was $381 million, a decrease of $306 million over the same period in 2012. Earnings in the first half of 2013 included a non-cash after tax charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings were also negatively impacted by lower industry refining margins of about $155 million resulting from the narrowing price differential between Brent and WTI crude oils. These factors were partially offset by favourable impacts of about $105 million associated with improved refinery operations and lower refinery maintenance activities.

Chemical

Net income was $42 million in the second quarter versus $49 million in the same quarter last year. Lower sales volumes for chemical products were partially offset by higher polyethylene margins. Six months net income was $77 million, down $7 million over the same period in 2012.

Corporate and Other

Net income effects from Corporate and Other were negative $15 million in the second quarter, versus negative $6 million in the same period of 2012. For the six months of 2013, net income effects from Corporate & Other were negative $30 million, versus negative $23 million last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $738 million in the second quarter, versus $1,317 million in the corresponding period in 2012. Lower cash flow was primarily associated with inventory build as a result of lower pipeline apportionment and the start-up of Kearl initial development, versus an inventory draw during the same period in 2012 following planned refinery maintenance. Year-to-date cash flow generated from operating activities was $1,335 million, compared with $2,364 million in the same period last year. Lower cash flow was primarily due to lower net income and working capital effects.

Investing activities used net cash of $1,562 million in the second quarter, compared with $1,224 million in the same period of 2012. Additions to property, plant and equipment were $1,616 million in the second quarter, compared with $1,290 million during the same quarter 2012. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion and Cold Lake Nabiye projects. The Kearl expansion is expected to bring on additional production of 110,000 barrels of bitumen a day, before royalties, of which the company’s share would be about 78,000 barrels a day. Start-up is expected late 2015. The Nabiye expansion at Cold Lake is expected to bring on additional production of more than 40,000 barrels of bitumen a day, before royalties. Start-up is expected to be late 2014.

Cash from financing activities was $1,043 million in the second quarter, compared with cash used in financing activities of $142 million in the second quarter of 2012. In the second quarter, the company increased its long-term debt level by $799 million by drawing on an existing facility and issued additional commercial paper which increased short-term debt by $348 million. Subsequent to the second quarter of 2013, the company increased its total debt outstanding by $494 million by drawing on existing facilities. The increased debt was used to finance normal operations and major projects.

The above factors led to an increase in the company’s balance of cash to $542 million at June 30, 2013, from $482 million at the end of 2012.

Subsequent to the second quarter, the company has entered into additional long-term pipeline transportation agreements to ship heavy crude oil blend. These agreements, which have a total commitment of about $3 billion, will support the company’s long-term growth in oil sands production. The company expects to fulfill these commitments in the normal course of business.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2013 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarter ended March 31, 2013 except for the following:

Earnings sensitivity (a) millions of dollars after tax
Nine dollars (U.S.) a barrel change in crude oil prices	+ (-)	390
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	575

(a)	The amount quoted to illustrate the impact of the sensitivity represents a change of about 10 percent in the value of the rate at the end of the second quarter 2013. The sensitivity calculation shows the impact on annual net income that results from a change in one factor, after tax and royalties and holding all other factors constant. While the sensitivity is applicable under current conditions, it may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from the first quarter of 2013 by about $6 million (after tax) a year for each one U.S. dollar change. The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter of 2013 by about $7 million (after tax) a year for each one-cent change. The increase in both areas was primarily a result of the impact of production from the Kearl initial development which began in the second quarter of 2013.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1) (2)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2013 (Apr 1- Apr 30)	0	0	0	41,508,309
May 2013 (May 1 – May 31)	0	0	0	41,411,918
June 2013 (June 1 – June 30)	0	0	0	41,310,354

(1)	On June 21, 2012, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 42,379,951 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2012 to June 24, 2013. The program ended on June 24, 2013.
(2)	On June 21, 2013, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares, including common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation during the period June 25, 2013 to June 24, 2014. If not previously terminated, the program will end on June 24, 2014.

The company will continue to evaluate its share-purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED
(Registrant)

/s/ Paul J. Masschelin
Date: August 6, 2013	-------------------------------------------------
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

/s/ Brent A. Latimer
Date: August 6, 2013	-------------------------------------------------
(Signature)
Brent A. Latimer
Assistant Secretary