Form 10-Q
period 2013-09-30
IMPERIAL OIL LTD
filed 2013-11-05
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES       NO ✓

The number of common shares outstanding, as of September 30, 2013, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2013	2012	2013	2012

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	8,577	8,319	24,470	23,265
Investment and other income (note 3)	17	17	96	119
TOTAL REVENUES AND OTHER INCOME	8,594	8,336	24,566	23,384

EXPENSES
Exploration	30	21	74	67
Purchases of crude oil and products (c)	5,484	5,026	15,460	14,057
Production and manufacturing (d)	1,325	1,074	3,974	3,298
Selling and general	291	291	797	822
Federal excise tax (a)	385	355	1,041	1,011
Depreciation and depletion	223	183	860	551
Financing costs (note 5)	(1)	(1)	1	(1)
TOTAL EXPENSES	7,737	6,949	22,207	19,805

INCOME BEFORE INCOME TAXES	857	1,387	2,359	3,579
INCOME TAXES	210	347	587	889
NET INCOME	647	1,040	1,772	2,690
PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.76	1.22	2.09	3.17
Net income per common share - diluted (note 8)	0.76	1.22	2.08	3.16
Dividends per common share	0.12	0.12	0.36	0.36

(a) Federal excise tax included in operating revenues	385	355	1,041	1,011
(b) Amounts from related parties included in operating revenues	711	613	1,936	2,258
(c) Amounts to related parties included in purchases of crude oil and products	1,018	914	3,544	2,469
(d) Amounts to related parties included in production and manufacturing expenses	85	57	255	162

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2013	2012	2013	2012

Net income	647	1,040	1,772	2,690

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	(102)	(117)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	52	50	154	149
Total other comprehensive income/(loss)	52	50	52	32

Comprehensive income	699	1,090	1,824	2,722

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)	As at	As at
	Sept. 30	Dec 31
millions of Canadian dollars	2013	2012

ASSETS
Current assets
Cash	76	482
Accounts receivable, less estimated doubtful accounts	2,176	1,976
Inventories of crude oil and products	1,176	827
Materials, supplies and prepaid expenses	387	280
Deferred income tax assets	625	527
Total current assets	4,440	4,092

Long-term receivables, investments and other long-term assets	1,325	1,090

Property, plant and equipment,	45,647	38,765
less accumulated depreciation and depletion	(15,611)	(14,843)
Property, plant and equipment, net	30,036	23,922

Goodwill	224	204
Other intangible assets, net	56	56
TOTAL ASSETS	36,081	29,364

LIABILITIES
Current liabilities
Notes and loans payable	1,831	472
Accounts payable and accrued liabilities (a) (note 7)	4,593	4,249
Income taxes payable	577	1,184
Total current liabilities	7,001	5,905

Long-term debt (b) (note 6)	4,383	1,175
Other long-term obligations (note 7)	4,095	3,983
Deferred income tax liabilities	2,706	1,924
TOTAL LIABILITIES	18,185	12,987

SHAREHOLDERS’ EQUITY
Common shares at stated value (c)	1,566	1,566
Earnings reinvested	18,733	17,266
Accumulated other comprehensive income (note 9)	(2,403)	(2,455)
TOTAL SHAREHOLDERS’ EQUITY	17,896	16,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	36,081	29,364

(a)	Accounts payable and accrued liabilities included amounts receivable from related parties of $38 million (2012 - amounts receivable of $9 million).
(b)	Long-term debt included amounts to related parties of $4,253 million (2012 - $1,040 million).
(c)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2012 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)			Nine Months
inflow/(outflow)	Third Quarter		to September 30
millions of Canadian dollars	2013	2012	2013	2012

OPERATING ACTIVITIES
Net income	647	1,040	1,772	2,690
Adjustment for non-cash items:
Depreciation and depletion	223	183	860	551
(Gain)/loss on asset sales (note 3)	(5)	(2)	(60)	(86)
Deferred income taxes and other	106	72	276	289
Changes in operating assets and liabilities:
Accounts receivable	51	(220)	(166)	(81)
Inventories, materials, supplies and prepaid expenses	46	(293)	(451)	(487)
Income taxes payable	(485)	(231)	(607)	(143)
Accounts payable and accrued liabilities	(226)	229	282	455
All other items - net (a)	(59)	(109)	(273)	(155)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	298	669	1,633	3,033

INVESTING ACTIVITIES
Additions to property, plant and equipment and intangibles	(1,810)	(1,388)	(4,771)	(3,823)
Acquisition (note 10)	-	-	(1,602)	-
Proceeds from asset sales	6	70	68	209
Repayment of loan from equity company	-	-	4	8
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,804)	(1,318)	(6,301)	(3,606)

FINANCING ACTIVITIES
Short-term debt - net	325	75	1,359	75
Long-term debt issued	819	150	3,213	150
Reduction in capitalized lease obligations	(2)	(1)	(5)	(3)
Issuance of common shares under stock option plan	-	-	-	43
Common shares purchased	-	-	-	(128)
Dividends paid	(102)	(102)	(305)	(297)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	1,040	122	4,262	(160)

INCREASE (DECREASE) IN CASH	(466)	(527)	(406)	(733)
CASH AT BEGINNING OF PERIOD	542	996	482	1,202

CASH AT END OF PERIOD	76	469	76	469

(a) Included contribution to registered pension plans	(163)	(171)	(461)	(415)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

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

The results for the nine months ended September 30, 2013, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business Segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	1,786	1,056	6,469	6,963	322	300
Intersegment sales	1,397	1,012	415	559	96	68
Investment and other income	8	1	9	13	-	1
	3,191	2,069	6,893	7,535	418	369
EXPENSES
Exploration	30	21	-	-	-	-
Purchases of crude oil and products	1,307	593	5,789	5,818	295	254
Production and manufacturing	880	671	396	357	50	46
Selling and general	1	-	217	233	17	19
Federal excise tax	-	-	385	355	-	-
Depreciation and depletion	168	123	50	56	3	2
Financing costs	-	(1)	(1)	-	-	-
TOTAL EXPENSES	2,386	1,407	6,836	6,819	365	321
INCOME BEFORE INCOME TAXES	805	662	57	716	53	48
INCOME TAXES	201	164	11	180	14	11
NET INCOME	604	498	46	536	39	37
Cash flows from (used in) operating activities	601	210	(315)	458	7	44
CAPEX (b)	1,765	1,376	51	27	3	1

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	8,577	8,319
Intersegment sales	-	-	(1,908)	(1,639)	-	-
Investment and other income	-	2	-	-	17	17
	-	2	(1,908)	(1,639)	8,594	8,336
EXPENSES
Exploration	-	-	-	-	30	21
Purchases of crude oil and products	-	-	(1,907)	(1,639)	5,484	5,026
Production and manufacturing	-	-	(1)	-	1,325	1,074
Selling and general	56	39	-	-	291	291
Federal excise tax	-	-	-	-	385	355
Depreciation and depletion	2	2	-	-	223	183
Financing costs	-	-	-	-	(1)	(1)
TOTAL EXPENSES	58	41	(1,908)	(1,639)	7,737	6,949
INCOME BEFORE INCOME TAXES	(58)	(39)	-	-	857	1,387
INCOME TAXES	(16)	(8)	-	-	210	347
NET INCOME	(42)	(31)	-	-	647	1,040
Cash flows from (used in) operating activities	5	(43)	-	-	298	669
CAPEX (b)	21	5	-	-	1,840	1,409

(a)	Includes export sales to the United States of $1,380 million (2012 - $1,177 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases and acquisition.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	4,392	3,524	19,120	18,750	958	991
Intersegment sales	3,344	3,054	1,603	1,947	240	219
Investment and other income	55	42	39	68	-	1
	7,791	6,620	20,762	20,765	1,198	1,211
EXPENSES
Exploration	74	67	-	-	-	-
Purchases of crude oil and products	3,030	2,354	16,788	16,073	826	850
Production and manufacturing (c)	2,508	1,963	1,312	1,197	157	138
Selling and general	4	2	651	696	49	52
Federal excise tax	-	-	1,041	1,011	-	-
Depreciation and depletion (c)	443	371	401	164	9	9
Financing costs	-	(1)	1	-	-	-
TOTAL EXPENSES	6,059	4,756	20,194	19,141	1,041	1,049
INCOME BEFORE INCOME TAXES	1,732	1,864	568	1,624	157	162
INCOME TAXES	431	464	141	401	41	41
NET INCOME	1,301	1,400	427	1,223	116	121
Cash flows from (used in) operating activities	1,065	1,696	420	1,236	122	90
CAPEX (b)	6,272	3,793	128	80	6	3
Total assets as at September 30	29,693	20,727	6,159	7,089	374	365

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2013	2012	2013	2012	2013	2012
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	24,470	23,265
Intersegment sales	-	-	(5,187)	(5,220)	-	-
Investment and other income	2	8	-	-	96	119
	2	8	(5,187)	(5,220)	24,566	23,384
EXPENSES
Exploration	-	-	-	-	74	67
Purchases of crude oil and products	-	-	(5,184)	(5,220)	15,460	14,057
Production and manufacturing (c)	-	-	(3)	-	3,974	3,298
Selling and general	93	72	-	-	797	822
Federal excise tax	-	-	-	-	1,041	1,011
Depreciation and depletion (c)	7	7	-	-	860	551
Financing costs	-	-	-	-	1	(1)
TOTAL EXPENSES	100	79	(5,187)	(5,220)	22,207	19,805
INCOME BEFORE INCOME TAXES	(98)	(71)	-	-	2,359	3,579
INCOME TAXES	(26)	(17)	-	-	587	889
NET INCOME	(72)	(54)	-	-	1,772	2,690
Cash flows from (used in) operating activities	26	11	-	-	1,633	3,033
CAPEX (b)	47	14	-	-	6,453	3,890
Total assets as at September 30	364	713	(509)	(423)	36,081	28,471

(a)	Includes export sales to the United States of $4,071 million (2012 - $3,215 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases and acquisition.

(c)	A second quarter 2013 charge in the Downstream segment of $355 million ($264 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $110 million, reported as part of production and manufacturing expenses. Amounts incurred at the end of the third quarter 2013 associated with decommissioning, environmental and employee-related costs were de minimis.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

			Nine Months
	Third Quarter		to September 30
millions of dollars	2013	2012	2013	2012
Proceeds from asset sales	6	70	68	209
Book value of assets sold	1	68	8	123
Gain/(loss) on asset sales, before tax	5	2	60	86
Gain/(loss) on asset sales, after tax	5	1	46	67

4.	Employee retirement benefits

The components of net benefit cost were as follows:

			Nine Months
	Third Quarter		to September 30
millions of dollars	2013	2012	2013	2012
Pension benefits:
Current service cost	46	40	136	120
Interest cost	71	72	211	216
Expected return on plan assets	(85)	(72)	(248)	(216)
Amortization of prior service cost	6	6	17	17
Amortization of actuarial loss	61	59	182	177
Net benefit cost	99	105	298	314

Other post-retirement benefits:
Current service cost	3	2	8	6
Interest cost	5	5	16	16
Amortization of actuarial loss	3	2	8	6
Net benefit cost	11	9	32	28

IMPERIAL OIL LIMITED

5.	Financing costs

			Nine Months
	Third Quarter		to September 30
millions of dollars	2013	2012	2013	2012
Debt related interest	21	5	47	14
Capitalized interest	(21)	(5)	(47)	(14)
Net interest expense	-	-	-	-
Other interest	(1)	(1)	1	(1)
Total financing costs	(1)	(1)	1	(1)

6.	Long-term debt

	As at Sept. 30	As at Dec 31
millions of dollars	2013	2012
Long-term debt	4,253	1,040
Capital leases	130	135
Total long-term debt	4,383	1,175

In the third quarter of 2013, the company increased its long-term debt by $819 million by drawing on its existing facility with an affiliated company of Exxon Mobil Corporation and increased short-term debt by $325 million by issuing additional commercial paper.

Subsequent to the third quarter of 2013, the company increased its total debt outstanding by $123 million by drawing on existing facilities. The increased debt was used to finance normal operations and major projects.

In the first quarter of 2013, the company increased the amount of its existing stand-by long term bank credit facility from $300 million to $500 million. In the third quarter of 2013, the company extended the maturity date of this facility to August 2015. The company has not drawn on the facility.

In the first quarter of 2013, to further support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $250 million that matures in March 2014. In the second quarter, the amount of this facility increased to $500 million. The company has not drawn on the facility.

7.	Other long-term obligations

	As at Sept. 30	As at Dec 31
millions of dollars	2013	2012
Employee retirement benefits (a)	2,424	2,717
Asset retirement obligations and other environmental liabilities (b)	1,231	957
Share-based incentive compensation liabilities	186	117
Other obligations	254	192
Total other long-term obligations	4,095	3,983

(a)	Total recorded employee retirement benefits obligations also included $52 million in current liabilities (2012 - $52 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $168 million in current liabilities (2012 - $168 million).

IMPERIAL OIL LIMITED

8.	Net income per share

			Nine Months
	Third Quarter		to September 30
	2013	2012	2013	2012

Net income per common share - basic

Net income (millions of dollars)	647	1,040	1,772	2,690

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.8

Net income per common share (dollars)	0.76	1.22	2.09	3.17

Net income per common share - diluted

Net income (millions of dollars)	647	1,040	1,772	2,690

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.8
Effect of share-based awards (millions of shares)	3.4	3.8	3.2	3.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	851.0	851.4	850.8	851.4
Net income per common share (dollars)	0.76	1.22	2.08	3.16

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2013	2012
Balance at January 1	(2,455)	(2,238)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(102)	(117)
Amounts reclassified from accumulated other comprehensive income	154	149
Balance at September 30	(2,403)	(2,206)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

	Third Quarter		Nine Months to September 30
millions of dollars	2013	2012	2013	2012
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost (a)	(70)	(67)	(207)	(200)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

			Nine Months
	Third Quarter		to September 30
millions of dollars	2013	2012	2013	2012
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	(35)	(40)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit cost	18	17	53	51
	18	17	18	11

IMPERIAL OIL LIMITED

10.	Acquisition

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

Actual and Pro Forma Impact of the Acquisition:

Revenues for XTO Canada from the acquisition date included in the company’s consolidated financial statement of income for the nine months ended September 30, 2013 were $53 million. After-tax earnings for XTO Canada from the acquisition date through September 30, 2013 were de minimis.

Transaction costs related to the acquisition were expensed as incurred and were de minimis in the nine months ended September 30, 2013.

Pro forma revenues, earnings and basic and diluted earnings per share information as if the acquisition had occurred at the beginning of 2013 or the comparable prior reporting period is not presented, since the effect on Imperial’s consolidated third quarter 2013 and the nine months ended September 30, 2013 financial results or the comparable prior reporting periods, would not have been material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Third quarter 2013 vs. third quarter 2012

The company’s net income for the third quarter of 2013 was $647 million or $0.76 per share on a diluted basis, compared with $1,040 million or $1.22 per share for the same period last year.

Upstream net income in the third quarter was $604 million, $106 million higher than the same period of 2012. Earnings increased primarily due to higher liquids realizations of about $350 million. This was partially offset by lower volumes and higher costs at Syncrude, mainly as a result of planned maintenance activities, totalling about $150 million and higher royalty costs of about $85 million.

The price differential between Brent crude oil, the benchmark for Atlantic basin markets, and West Texas Intermediate (WTI), a common benchmark for mid-continent North American oil markets, narrowed to $4.54 per barrel in U.S. dollars in the third quarter of 2013, compared to $17.37 per barrel in the corresponding period last year. As discounts for WTI crude oil decreased, the company’s average realizations in Canadian dollars on sales of conventional and synthetic crude oils increased about 21 and 26 percent, respectively. The company’s average bitumen realizations in Canadian dollars in the third quarter of 2013 also increased by about 36 percent to $81.21 per barrel as the price spread between light crude oil and bitumen narrowed. The company’s average realizations on natural gas sales of $2.66 per thousand cubic feet in the third quarter of 2013 were higher by about $0.48 per thousand cubic feet versus the same period in 2012. The significant narrowing of the price differential between Brent and WTI also adversely impacted industry refining margins and Downstream earnings.

Gross production of Cold Lake bitumen averaged 147,000 barrels per day versus 152,000 barrels in the same period last year. Lower volumes were primarily due to the cyclic nature of steaming and associated production at Cold Lake.

The company’s share of Syncrude’s gross production in the third quarter was 57,000 barrels per day, down from 78,000 barrels in the third quarter of 2012. The planned maintenance activities were completed, and the impacted coker unit returned to normal operations in the quarter.

The company’s share of gross production from the Kearl initial development contributed 23,000 barrels per day. Throughout the quarter we continued to address ongoing improvements in equipment reliability. Gross production averaged 11,000, 43,000 and 45,000 barrels per day in July, August and September, respectively. From September 22 through October 8, the plant was shut down to address ongoing improvements in equipment reliability and prepare for potential weather-related challenges in our first winter season of operation. Post restart, rates have averaged 80,000 barrels per day gross with current production of 100,000 barrels per day. Production is expected to reach 110,000 barrels per day gross (78,000 Imperial’s share) by the end of the year. As previously announced, diluted bitumen sales began in the third quarter, and Kearl diluted bitumen has been run at the company’s and ExxonMobil’s refineries and is performing as expected.

Gross production of conventional crude oil averaged 22,000 barrels per day in the third quarter, versus 19,000 barrels in the corresponding period in 2012.

Gross production of natural gas during the third quarter of 2013 was 211 million cubic feet per day, up from 188 million cubic feet in the same period last year. The higher production volume reflected the contributions from the Celtic (XTO Energy Canada) acquisition earlier in the year and the Horn River pilot which more than offset normal field decline.

Downstream net income was $46 million in the third quarter, $490 million lower than the third quarter of 2012. Earnings decreased primarily due to significantly lower industry refining margins of about $565 million. This was partially offset by favourable impacts of improved refinery operations and an increase in marketing margins.

Chemical net income was $39 million in the third quarter, in line with $37 million in the same quarter last year.

Net income effects from Corporate and Other were negative $42 million in the third quarter, versus negative $31 million in the same period of 2012 due to changes in share-based compensation charges.

Nine months 2013 vs. nine months 2012

Net income in the first nine months of 2013 was $1,772 million or $2.08 per share on a diluted basis, versus $2,690 million or $3.16 per share for the first three quarters of 2012.

Earnings decreased primarily due to significantly lower industry refining margins of about $720 million, higher Kearl start-up and operating costs of about $175 million, and lower production and higher maintenance costs at Syncrude totalling about $150 million. First nine months earnings in 2013 also included an after tax charge of $264 million associated with the conversion of the Dartmouth refinery to a terminal. These factors were partially offset by higher liquids realizations of about $210 million, improved refinery operations and lower refinery maintenance activities totalling about $115 million and lower royalty costs of about $110 million due to higher cost recovery for capital investments.

Upstream net income for the first nine months of 2013 was $1,301 million versus $1,400 million in 2012. Earnings decreased primarily due to higher Kearl costs of about $175 million as third quarter production contribution was more than offset by year-to-date start-up and operating costs, lower volumes and higher maintenance costs at Syncrude totalling about $150 million, and lower bitumen production and higher maintenance costs at Cold Lake totalling about $85 million. These factors were partially offset by higher liquids realizations of about $210 million and lower royalty costs of about $110 million due to higher cost recovery for capital investments.

The price differential between Brent crude oil, the benchmark for Atlantic basin markets, and West Texas Intermediate (WTI), a common benchmark for mid-continent North American oil markets, narrowed to $10.20 per barrel in U.S. dollars in the first nine months of 2013, compared to $15.91 per barrel in the corresponding period last year. As discounts for WTI crude oil decreased, the company’s average realizations in Canadian dollars on sales of conventional and synthetic crude oils increased about eight and 11 percent, respectively. The company’s average bitumen realizations in Canadian dollars in the first nine months of 2013 also increased by about five percent to $63.86 per barrel. The company’s average realizations on natural gas sales of $3.21 per thousand cubic feet in the first three quarters of 2013 were higher by $1.09 per thousand cubic feet versus the same period in 2012.

Gross production of Cold Lake bitumen was 152,000 barrels per day, compared with 154,000 barrels in the same period of 2012. Lower volumes were primarily due to the cyclic nature of steaming and associated production at Cold Lake.

During the first nine months of the year, the company’s share of gross production from Syncrude averaged 63,000 barrels per day, down from 70,000 barrels in 2012. Planned maintenance activities in the third quarter of 2013 were the main contributor to the lower volumes.

The company’s share of gross production of Kearl initial development was 9,000 barrels per day on a 2013 year-to-date basis.

Gross production of conventional crude oil averaged 21,000 barrels per day in the first nine months of the year, versus 20,000 barrels in the corresponding period in 2012.

Gross production of natural gas during the first nine months of 2013 was 201 million cubic feet per day, up from 194 million cubic feet in the same period in 2012. The higher production volumes reflected the contributions from the Celtic acquisition and the Horn River pilot, which more than offset normal field decline.

Downstream net income was $427 million, versus $1,223 million over the same period in 2012. Earnings were negatively impacted by significantly lower industry refining margins of about $720 million resulting from the narrowing pricing differential between Brent and WTI crude oils. Earnings in the first nine months of 2013 also included an after tax charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. These factors were partially offset by the favourable impacts of about $115 million associated with improved refinery operations and lower refinery maintenance activities.

Chemical net income was $116 million, versus $121 million in 2012.

For the first nine months of 2013, net income effects from Corporate and Other were negative $72 million, versus negative $54 million last year primarily due to changes in share based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $298 million in the third quarter, versus $669 million in the corresponding period in 2012. Lower cash flow was primarily attributable to lower earnings. Third quarter 2013 cash flow was lower than earnings primarily due to the timing of income tax payments.

Investing activities used net cash of $1,804 million in the third quarter, compared with $1,318 million in the same period of 2012. Additions to property, plant and equipment were $1,810 million in the third quarter, compared with $1,388 million during the same quarter 2012. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion and Nabiye projects. The Kearl expansion is expected to bring on additional gross production of 110,000 barrels of bitumen per day, before royalties, of which the company’s share would be about 78,000 barrels. Start-up is expected by late 2015. The Nabiye expansion at Cold Lake is expected to bring on additional production of 40,000 barrels of bitumen per day, before royalties. Start-up is expected by late 2014.

Cash from financing activities was $1,040 million in the third quarter, compared with $122 million in the third quarter of 2012. In the third quarter, the company increased its long-term debt level by $819 million by drawing on an existing facility and issued additional commercial paper which increased short-term debt by $325 million. Subsequent to the third quarter of 2013, the company increased its total debt outstanding by $123 million by drawing on existing facilities. The increased debt was used to finance normal operations and major projects.

The above factors led to a decrease in the company’s cash balance to $76 million at September 30, 2013, from $482 million at the end of 2012.

In the first quarter of 2013, the company increased the amount of its existing stand-by long term bank credit facility from $300 million to $500 million. In the third quarter of 2013, the company extended the maturity date of this facility to August 2015. The company has not drawn on the facility.

In the first quarter of 2013, to further support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $250 million that matures in March 2014. In the second quarter, the amount of this facility increased to $500 million. The company has not drawn on the facility.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2013 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 4.            Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2013 (July 1- July 31)	0	0	0	886,957
August 2013 (Aug 1 – Aug 31)	0	0	0	796,261
September 2013 (Sept 1 – Sept 30)	0	0	0	707,561

(1)

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

IMPERIAL OIL LIMITED
(Registrant)

Date: November 4, 2013	/s/ Paul J. Masschelin -------------------------------------------------------------
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: November 4, 2013	/s/ Brent A. Latimer -------------------------------------------------------------
(Signature)
Brent A. Latimer
Assistant Secretary