Form 10-K
period 2013-12-31
IMPERIAL OIL LTD
filed 2014-02-26
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2013	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA	T2P 3M9
(Address of principal executive offices)	(Postal Code)

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

Yes ……No ✓

As of the last business day of the 2013 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $10,345,478,926 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 13, 2014, was 847,599,011.

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

dollars	2013	2012	2011	2010	2009
Rate at end of period	0.9348	1.0042	0.9835	0.9991	0.9559
Average rate during period	0.9665	1.0006	1.0144	0.9659	0.8793
High	1.0164	1.0299	1.0584	1.0040	0.9719
Low	0.9348	0.9600	0.9430	0.9280	0.7695

On February 13, 2014, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.9108 U.S. = $1.00 Canadian.

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Actual future results, including demand growth and energy source mix; production growth and mix; project plans, dates, costs and capacities; production rates and resource recoveries; cost savings; product sales; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors, such as changes in the price, and supply of and demand for crude oil, natural gas, and petroleum and petrochemical products; political or regulatory events; project schedules; commercial negotiations; the receipt, in a timely manner, of regulatory and third-party approvals; unanticipated operational disruptions; unexpected technological developments; and other factors discussed in Item 1A of this annual report on Form 10-K and in the management’s discussion and analysis of financial condition and results of operations contained in Item 7. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, some that are similar to other oil and gas companies and some that are unique to Imperial. Imperial’s actual results may differ materially from those expressed or implied by its forward-looking statements and readers are cautioned not to place undue reliance on them.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

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

The company’s operations are conducted in three main segments: Upstream, Downstream and Chemical. Upstream operations include the exploration for, and production of, crude oil, natural gas, synthetic oil and bitumen. Downstream operations consist of the transportation and refining of crude oil, blending of refined products and the distribution and marketing of those products. Chemical operations consist of the manufacturing and marketing of various petrochemicals.

Financial information about segments and geographic areas for the company is contained in the Financial section of this report under note 2 to the consolidated financial statements: “Business segments”.

On February 26, 2013, ExxonMobil Canada acquired Celtic Exploration Ltd. (Celtic). Immediately following the acquisition, Imperial acquired a 50 percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1.6 billion, financed by a combination of related party and third party debt. Concurrently, a general partnership was formed to hold and operate the assets of Celtic. The name of the general partnership was changed to XTO Energy Canada (XTO Canada). XTO Canada is involved in the exploration for, production of, and transportation and sale of natural gas and crude oil, condensate and natural gas liquids. Details of the transaction are contained in the Financial section of this report under note 18 to the consolidated financial statements: “Acquisition”. The company’s share of financial results and operating information, including reserves, volumes, wells and acreage relating to XTO Canada, are included for the first time in 2013.

Upstream

Disclosure of reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2013, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the Financial section, starting on page 31 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2013 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	55	368	579	1,417	2,113
Undeveloped	7	310	-	1,450	1,509
Total net proved	62	678	579	2,867	3,622
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

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

Technologies used in establishing proved reserves estimates

Additions to Imperial’s proved reserves in 2013 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Preparation of reserves estimates

Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with the United States Securities and Exchange Commission (SEC) rules and regulations, review of annual changes in reserves estimates and the reporting of Imperial’s proved reserves. This group also maintains the official company reserves estimates for Imperial’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.

Key components of the reserves estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. The reserves management group maintains a central database containing the official company reserves estimates and production data. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.

The Operations Technical Engineering Manager is a professional engineer registered in Alberta, Canada and has over 25 years of petroleum industry experience, including 20 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 60 persons with an average of 16 years of relevant technical experience in evaluating reserves, of whom 38 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 16 persons with an average of 12 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As at December 31, 2013, approximately 42 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 1,509 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with either the Kearl project or Cold Lake field. This compared to approximately 65 percent or 2,318 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2012. Decreased proved undeveloped bitumen reserves in 2013 were largely due to the start-up of the initial development at Kearl in the second quarter, resulting in a migration of proved undeveloped reserves to proved developed. Increased proved undeveloped liquids and natural gas reserves were primarily associated with the company’s share of reserves from the Celtic acquisition in 2013.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a significant lead-time in order to be developed. The company made investments of about $4.5 billion during the year to progress the development of reported proved undeveloped reserves. The largest project under development in 2013 was the Kearl project. Production from the initial development commenced in the second quarter of 2013. By 2013 year-end, the Kearl expansion project was 72 percent complete and remains on target for a 2015 start-up.

Proved undeveloped reserves at Cold Lake are associated with the ongoing drilling program and the Nabiye project. Imperial moved 19 million oil-equivalent barrels from proved undeveloped to proved developed reserves at Cold Lake through ongoing drilling programs. By 2013 year-end, the Nabiye project was 65 percent complete. Target start-up, although under pressure, remains year-end 2014.

Proved undeveloped reserves that have remained undeveloped for five years or more are primarily associated with Cold Lake and were not material compared to the company’s proved reserves and proved undeveloped reserves.

Oil and gas production, production prices and production costs

Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 35 of this report for a narrative discussion on the material changes.

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2013 was as follows. All reported production volumes were from Canada.

thousands of barrels per day		2013	2012	2011
Bitumen (a):	- gross (b)	169	154	160
	- net (c)	142	123	120
Synthetic oil (d):	- gross (b)	67	72	72
	- net (c)	65	69	67
Liquids:	- gross (b)	25	24	23
	- net (c)	20	18	17
Total:	- gross (b)	261	250	255
	- net (c)	227	210	204
(a)	The company’s bitumen production volumes included production volumes from the Cold Lake operation for all years presented in the table above and, beginning in 2013, also included production volumes from the Kearl initial development (16,000 barrels per day gross, 15,000 net).
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

Average daily production and sales of natural gas

The company’s average daily production and sales of natural gas during the three years ended December 31, 2013 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 35 of this report for a narrative discussion on the material changes.

millions of cubic feet per day	2013	2012	2011
Gross production (a) (b)	201	192	254
Net production (b) (c)	189	195	228
Sales (d)	167	177	237
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both. Net natural gas production in 2012 included favourable royalty cost adjustments.
(d)	Includes sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold. Sales of natural gas exclude amounts used for internal consumption.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels per day	2013	2012	2011
Total production oil-equivalent basis:
- gross (a)	295	282	297
- net (b)	259	243	242
(a)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2013, were as follows.

dollars per barrel	2013	2012	2011
Liquids	75.61	71.52	77.34
Synthetic oil	99.69	92.48	101.43
Bitumen	60.57	59.76	63.95
dollars per thousand cubic feet
Natural gas	3.27	2.33	3.59

Average unit production costs

dollars per barrel	2013	2012	2011
Synthetic oil	53.27	48.41	48.33
Bitumen	32.20	21.98	19.30
Total oil-equivalent basis (a)	35.93	29.10	26.63
(a)	Includes liquids, bitumen, synthetic oil and natural gas.

Synthetic oil production costs increased in 2013 primarily due to higher planned maintenance activities at Syncrude. Increased bitumen production costs in 2013 were primarily driven by Kearl start-up and operating costs.

In 2012, unit production costs increased on a net basis primarily due to pre start-up costs associated with the Kearl initial development.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.

Wells Drilled

The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2013.

wells	2013	2012	2011
Net productive exploratory	1	1	3
Net dry exploratory	1	-	-
Net productive development	157	39	96
Net dry development	-	-	-
Total	159	40	99

In 2013, the following wells were drilled to add productive capacity: 120 development wells at the Cold Lake Nabiye expansion project, 34 net tight oil development wells and three net other wells.

In 2012, the following wells were drilled to add productive capacity: 28 bitumen development wells in undeveloped areas of existing phases at Cold Lake, three development evaluation wells at Cold Lake, four net Horn River pilot wells and four net tight oil development wells.

In 2011, the following wells were drilled to add productive capacity: 34 bitumen development wells in undeveloped areas of existing phases at Cold Lake, 60 gas development wells in the shallow gas area and two net tight oil wells in the company’s existing conventional acreage.

Wells drilling

At December 31, 2013, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2013
wells	Gross	Net
Total	85	78

Exploratory and development activities regarding oil and gas resources

Cold Lake

In February 2012, the Nabiye expansion at Cold Lake was sanctioned. The expansion is expected to ultimately bring on additional production of 40,000 barrels per day, before royalties. The expansion was 65 percent complete by 2013 year-end. During the fourth quarter of 2013, plant construction progressed somewhat slower than planned due to lower contractor productivity and harsh winter conditions. Target start-up, although under pressure, remains year-end 2014.

To maintain production at Cold Lake, additional wells were drilled on existing phases in 2013. In 2014, a development drilling program is planned within the approved development area to add productive capacity from undeveloped areas of existing Cold Lake phases.

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

In late 2010, the National Energy Board (NEB) announced its approval of plans to build and operate the project subject to 264 conditions in areas such as engineering, safety and environmental protection. Federal cabinet approved the project in early 2011.

The commercial viability of these natural gas resources, and the pipeline required to transport this natural gas to markets, is dependent on a number of factors. These factors include natural gas markets, continued support from northern parties, fiscal framework and the cost of constructing, operating and abandoning the field production and pipeline facilities.

The company continues to maintain the right of way agreements and permits required to develop its Mackenzie Delta natural gas resource and in December 2013, updated costs were filed as required under one of the conditions of the permits. No final investment decision has been made.

Beaufort Sea

In 2007, the company acquired a 50 percent interest in an exploration licence in the Beaufort Sea. As part of the evaluation, a 3-D seismic survey was conducted in 2008 and the company has since carried out data collection programs to support environmental studies and safe exploration drilling operations.

In 2010, the company executed an agreement to cross-convey interests with another company to acquire a 25 percent interest in an additional Beaufort Sea exploration licence. As a result of that agreement, the company’s interest in its original licence was reduced to 25 percent. The exploration licences are held through 2019 and 2020, respectively.

In 2013, the company and its joint venture partners filed a project description, initiating the formal regulatory review of the project, and continued community consultations. No final investment decision has been made.

The company’s share of the total work commitment for the Beaufort Sea licence is $441 million.

Other oil sands activity

In the third quarter of 2013, the company (27.5 percent) and ExxonMobil Canada (72.5 percent) acquired an interest in the Clyden oil sands lease, 150 kilometres south of Fort McMurray, Alberta. The 226,000 gross acre lease is amenable to in-situ recovery techniques.

The company filed a regulatory application for a new in-situ oil sands project at Aspen (south of Kearl) in December 2013. Steam-assisted gravity drainage (SAGD) technology would be used to develop the project in three phases of about 45,000 barrels per day before royalties, per phase. No final investment decision has been made. Work continues on technical evaluations to support potential Cold Lake Grand Rapids and Corner in-situ development regulatory applications.

The company also has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.

Liquefied natural gas (LNG) export application

In December 2013, WCC LNG Ltd., jointly owned by the company (50 percent) and ExxonMobil Canada Ltd. (50 percent), received approval from the NEB to export up to 30 million tonnes of LNG per year for a period of 25 years. No final investment decision has been made.

Exploratory and development activities regarding oil and gas resources extracted by mining methods

Kearl

The company holds a 70.96 percent participating interest in the Kearl oil sands project, a joint venture with ExxonMobil Canada Properties, a subsidiary of Exxon Mobil Corporation. The Kearl project recovers shallow deposits of oil sands using open-pit mining methods. The project is located approximately 75 kilometres north of Fort McMurray, Alberta.

The Kearl project received project development approvals from the Province of Alberta in 2007 and the Government of Canada in 2008. The Province of Alberta issued an operating and construction licence in 2008, which permits the project to mine oil sands and produce bitumen from approved development areas on oil sands leases. Production from the initial development commenced in April 2013, as discussed in the “Present activities” section on page 10.

The Kearl expansion project was 72 percent complete at the end of 2013. The Kearl expansion project remains on schedule for a 2015 start-up and is expected to produce 110,000 barrels of bitumen per day, before royalties, of which the company’s share would be about 78,000 barrels per day.

Potential future debottlenecking of both the initial development and expansion would increase output to reach the regulatory capacity of 345,000 barrels of bitumen per day by about 2020, of which the company’s share would be about 245,000 barrels per day.

Other oil sands activity

The company is continuing to evaluate other undeveloped, mineable oil sands acreage in the Athabasca region.

Present activities

Review of principal ongoing activities

Cold Lake

During 2013, average net production at Cold Lake was about 127,000 barrels per day and gross production was about 153,000 barrels per day.

Most of the production from Cold Lake is sold to refineries in the United States. The remainder of Cold Lake production is shipped to certain of the company’s refineries and to third-party Canadian refineries.

The Province of Alberta, in its capacity as lessor of Cold Lake oil sands leases, is entitled to a royalty on production at Cold Lake. Royalty rates are based upon a sliding scale determined by the price of crude oil.

Kearl

Bitumen from the Kearl project is extracted from oil sands produced from open-pit mining operations and is processed through bitumen extraction facilities and froth treatment trains. The product, a blend of bitumen and diluent, is shipped to certain of the company’s refineries, ExxonMobil refineries and to other unrelated third parties.

Production of mined diluted bitumen began in April 2013 and continued to ramp-up throughout the remainder of the year. Since start-up, improvements have been made to equipment reliability. Although gross production rates of 100,000 barrels per day (71,000 Imperial’s share) were reached in the fourth quarter, ongoing activities to stabilize performance at these higher levels are progressing. Also in the fourth quarter, sales to unrelated third parties commenced as planned. During 2013, average gross production at Kearl was about 23,000 barrels per day (16,000 barrels per day Imperial’s share).

The Province of Alberta, in its capacity as lessor of Kearl oil sands leases, is entitled to a royalty on production at Kearl. Royalty rates are based upon a sliding scale determined by the price of crude oil.

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

In 2013, the company’s share of Syncrude’s net production of synthetic crude oil was about 65,000 barrels per day and gross production was about 67,000 barrels per day.

Effective January 1, 2009, the Syncrude Crown Royalty Agreement was amended. Under the amended agreement, starting in 2010 and through 2015, Syncrude will pay the existing Crown royalty rates plus an incremental royalty, the amount of which will be subject to minimum production thresholds, before transitioning to the new generic royalty framework in 2016. Also, beginning January 1, 2009, Syncrude’s royalty is based on bitumen value with upgrading costs and revenues excluded from the calculation.

Conventional oil and gas

The Norman Wells oil field in the Northwest Territories is the company’s largest conventional oil producing asset and currently accounts for about 50 percent of the company’s gross production of conventional crude oil. In 2013, gross production of conventional crude oil from Norman Wells was about 11,000 barrels per day.

In 2013, the company commenced marketing of three mature conventional properties; Boundary Lake, Pembina and Rocky Mountain House. Combined production from these properties totalled about 15,000 oil-equivalent barrels per day in 2013, split about evenly between oil and gas.

Delivery commitments

The company has no material commitments to provide a fixed and determinable quantity of oil or gas under existing contracts or agreements.

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2013 and December 31, 2012, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2013				Year-ended December 31, 2012
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a) (c)	Net (b) (c)
Total (d)	5,207	4,847	3,615	1,235	5,036	4,736	3,328	1,140
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Natural gas wells in 2012 reflect revised numbers from properties operated by others.
(d)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2013, the company had an interest in four gross wells with multiple completions (2012 - four gross wells).

The total number of wells increased in 2013 primarily due to the acquisition of a 50 percent interest in Celtic’s assets and liabilities.

Land holdings

At December 31, 2013 and 2012, the company held the following oil and gas rights, bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2013	2012	2013	2012	2013	2012
Western provinces:
Liquids and gas (a)	- gross (b)	2,337	2,127	1,312	658	3,649	2,785
	- net (c)	764	687	662	359	1,426	1,046
Bitumen (a)	- gross (b)	156	103	737	606	893	709
	- net (c)	130	103	370	345	500	448
Synthetic oil	- gross (b)	118	118	135	135	253	253
	- net (c)	29	29	34	34	63	63
Canada lands (d):
Liquids and gas	- gross (b)	4	4	2,272	2,314	2,276	2,318
	- net (c)	2	2	718	722	720	724
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	288	1,780	353	1,845
	- net (c)	6	6	46	270	52	276
Total (e):	- gross (b)	2,680	2,417	4,744	5,493	7,424	7,910
	- net (c)	931	827	1,830	1,730	2,761	2,557
(a)	Land holdings associated with the acquisition of the Celtic assets in February 2013 are primarily included within western provinces liquids and gas acreage and at 2013 year-end totalled about 191,000 gross developed acres (about 67,000 net developed) and about 694,000 gross undeveloped acres (about 315,000 net undeveloped). Land holdings associated with the acquisition of Celtic assets included in bitumen are de minimis.
(b)	Gross acres include the interests of others.
(c)	Net acres exclude the interests of others.
(d)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(e)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 193,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 80,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totalling about 193,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area, acquired by the company in 2013. These 193,000 net acres are amenable to in-situ recovery techniques.

The company’s share of Syncrude joint venture leases covering about 63,000 net acres accounts for the entire synthetic oil acreage.

Oil sands leases have an exploration period of fifteen years and are continued beyond that point by meeting the minimum level of evaluation, payment of rentals, or by production. The majority of the acreage in Cold Lake, Kearl and Syncrude is continued by production.

The company holds interests in an additional 1,426,000 net acres of developed and undeveloped land in western Canada related to crude oil and natural gas. Included in this number is a total acreage position of about 170,000 net acres at Horn River, British Columbia. Crude oil and natural gas acreage increased in 2013, largely due to the acquisition of the Celtic assets in February 2013.

Petroleum and natural gas leases and licences from western provinces have exploration periods ranging from two to 15 years and are continued beyond that point by production.

Canada lands

Land holdings in Canada lands primarily include acreage in the Beaufort Sea of about 252,000 net acres, the Summit Creek area of central Mackenzie Valley totalling about 222,000 net acres and the Mackenzie Delta of about 181,000 net acres.

Exploration licences on Canada lands and Atlantic offshore have a finite term. If a significant discovery is made, a significant discovery licence (SDL) may be granted that holds the acreage under the SDL indefinitely, subject to certain conditions.

The company’s net acreage in Canada lands is either continued by production or held through exploration licences and SDLs.

Atlantic offshore

In 2013, the company assigned its land holdings in the Orphan Basin area totalling about 224,000 net acres to an unrelated third party.

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

When required, crude oil from foreign sources is purchased by the company at market prices mainly through Exxon Mobil Corporation (which has beneficial access to major market sources of crude oil throughout the world). Following the conversion of the Dartmouth refinery to a fuels terminal, crude oil from foreign sources is anticipated to decline significantly.

Transportation

Imperial currently transports about 400,000 barrels per day by pipeline and has secured an additional 390,000 barrels per day capacity on pipeline projects set to be in service over the next several years. To mitigate uncertainty associated with the timing of pipeline projects, the company is developing rail infrastructure with potential incremental capacity up to 200,000 barrels per day over the next several years. These transportation capacities are primarily to ship crude oil.

Refining

The company owns and operates three refineries. The Strathcona and Sarnia refineries process Canadian crude oil and the Nanticoke refinery processes a combination of Canadian and foreign crude oil. The Strathcona refinery operates lubricating oil production facilities. In addition to crude oil, the company purchases finished products to supplement its refinery production.

In the second quarter of 2013, the company announced its decision to convert the Dartmouth refinery to a fuels terminal. In the third quarter, refinery operations at the Dartmouth refinery were discontinued. The company continues to supply east coast Canadian markets with petroleum products.

In 2013, capital expenditures of about $82 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

The approximate average daily volumes of refinery throughput during the three years ended December 31, 2013, and the daily rated capacities of the refineries as at December 31, 2013 were as follows.

	Refinery throughput (a)			Rated capacities (b) at
	Year-ended December 31			December 31
thousands of barrels per day	2013	2012	2011	2013
Strathcona, Alberta	172	163	169	189
Sarnia, Ontario	105	103	102	119
Nanticoke, Ontario	99	99	93	113
Dartmouth, Nova Scotia (c) (d)	50	70	66	n/a
Total	426	435	430	421
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013.
(d)	Dartmouth refinery rated capacity as at December 31, 2012 was 85,000 barrels per day.

In 2013, refinery throughput was 88 percent of capacity, two percent higher than the previous year. The higher rate was primarily a result of increased product sales and reduced maintenance activities. Capacity utilization in 2013 is calculated based on the number of days the refineries were operated as a refinery.

Distribution

The company maintains a nationwide distribution system, including 22 primary terminals, to handle bulk and packaged petroleum products moving from refineries to market by pipeline, tanker, rail and road transport. The company owns and operates natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing

The company markets more than 550 petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.

The company sells to the motoring public through Esso retail service stations. On average during the year, there were more than 1,700 retail service stations, of which about 470 were company owned or leased, but none of which were company operated. The company continues to improve its Esso retail service station network, providing more customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

The Canadian agriculture, residential heating and small commercial markets are served by about 28 branded resellers. The company also sells petroleum products to large industrial and commercial accounts as well as to other refiners and marketers.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the three years ended December 31, 2013, are set out in the following table.

thousands of barrels per day	2013	2012	2011
Gasolines	223	221	220
Heating, diesel and jet fuels	160	151	157
Heavy fuel oils	29	30	29
Lube oils and other products	42	43	41
Net petroleum product sales	454	445	447

Total Downstream capital expenditures were $187 million in 2013.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its major petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery. As part of the decision to convert the Dartmouth refinery to a fuels terminal, the heptene and octene plant located at Dartmouth was shut down.

Progress continued on the infrastructure required to implement a long-term supply agreement for ethane from the nearby Marcellus shale gas development. First deliveries of this feedstock to the Sarnia chemical plant are expected in the first quarter of 2014.

The company’s total sales volumes of petrochemicals during the three years ended December 31, 2013, were as follows.

thousands of tonnes	2013	2012	2011
Total sales of petrochemicals	940	1,044	1,016

Lower sales volumes in 2013 were primarily due to lower manufacturing as a result of the plant shutdown at Dartmouth noted above and lower ethylene feed availability.

Capital expenditures in 2013 were $9 million.

Research

In 2013, the company’s total gross research expenditures, before credits, were about $199 million, as compared with $201 million in 2012, and $163 million in 2011. Research expenditures are mainly for developing technologies to reduce the environmental impact and improve bitumen recovery in the Upstream and for supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s data worldwide.

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

Environmental protection

The company is concerned with and active in protecting the environment in connection with its various operations. The company works in cooperation with government agencies, industry associations and communities to deal with existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $4.7 billion on environmental protection and facilities. In 2013, the company’s environmental capital and operating expenditures totalled approximately $1.5 billion, which was spent primarily on air emissions reductions, water and tailings treatment at both company owned facilities and Syncrude and remediation of idled facilities and operations. Capital and operating expenditures relating to environmental protection are expected to be about $1.7 billion in 2014.

Human resources

Career employees (a)	2013	2012	2011
Total	5,300	5,100	4,900
(a)	Career employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the company and are covered by the company’s benefit plans.

The increase in career employees in 2013 is primarily associated with start-up of the Kearl oil sands project. About eight percent of the company’s employees are members of unions.

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

In western provinces, the lease holder can produce the petroleum or natural gas discovered on the leased lands and retains the rights based on continued production. Oil sands leases are retained by meeting the minimum level of evaluation, payment of rentals, or by production.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on 2013 gas production rates.

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

Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Cold Lake, Syncrude and Kearl, see “Upstream” section under Item 1.

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

The company online

The company’s website www.imperialoil.ca contains a variety of corporate and investor information which is available free of charge, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports, as well as required interactive data filings. These reports are made available as soon as reasonably practicable after they are filed or furnished to the SEC.

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

Volatility of oil and natural gas prices

The company’s results of operations and financial condition are dependent on the prices it receives for its oil and natural gas production. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. Disruptions to pipelines linking production to markets may reduce the price for that production or lead to curtailment of production. In the past, crude oil and natural gas prices have been volatile, and the company expects that volatility to continue. Any material decline in oil or natural gas prices could have a material adverse effect on the company’s operations, financial condition, proved reserves and the amount spent to develop oil and natural gas reserves.

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

There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

Climate change

The Government of Canada has confirmed its intent to introduce a set of regulations to limit emissions of greenhouse gas and air pollutants from major industrial facilities in Canada and to align Canadian policy in this area with that of the U.S. As these policies and potential regulations remain under development, attempts to assess the impact on the company are premature.

In the Province of Alberta, regulations governing greenhouse gas emissions from large industrial facilities came into effect in 2007. The regulation requires a reduction by 12 percent in the greenhouse gas emissions per unit of production from each facility’s average annual intensity. Allowed compliance measures include participation in an Alberta emission-trading system or payment to Alberta’s Climate Change and Emissions Management Fund. The impact on the company has not been material.

The Province of British Columbia has established a carbon tax, applicable to purchases of hydrocarbon fuels and emissions of greenhouse gases. The impact on the company has not been material.

The Province of Quebec has implemented a cap-and-trade system which will regulate greenhouse gas emissions from transportation and heating sources in 2015. The impact on the company is not anticipated to be material.

The Province of Ontario has passed legislation authorizing the issuing of regulations for the creation of a provincial cap-and-trade system controlling greenhouse gas emissions. Details on such possible regulations have not been issued so an assessment of impacts is premature.

The Province of British Columbia’s Renewable and Low Carbon Fuel Requirement Regulation requires suppliers of transportation fuels to reduce the carbon intensity of fuels sold in the province by an increasing amount over time. To date, there has not been a significant impact to the company’s operations.

Further federal, provincial or international legislation or regulation controlling greenhouse gas emissions could occur. Such requirements could make our products more expensive; lengthen project implementation times; reduce demand for hydrocarbons and shift hydrocarbon demand toward relatively lower-carbon sources, such as natural gas; and may result in increased capital expenditures and operating costs. Such requirements may have a material adverse effect on the company’s financial condition or results of operations, but this cannot be estimated at this time.

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

Research and development

To maintain our competitive position, especially in light of the technological nature of our business and the need for continuous efficiency improvement, the research and development organizations of the company and ExxonMobil, with whom the company conducts shared research, must be successful and able to adapt to a changing market and policy environment.

Safety, business controls and environmental risk management

The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures, crude oil spills, severe weather, and geological events. Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. Our results depend on management’s ability to minimize these inherent risks, to control effectively our business activities and to minimize the potential for human error. We apply rigorous management systems and continuous focus to workplace safety and to avoiding spills or other adverse environmental events. For example, we work to minimize spills through a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. We also maintain a disciplined framework of internal controls and apply a controls management system for monitoring compliance with this framework. Substantial liabilities and other adverse impacts could result if our management systems and controls do not function as intended. The company’s insurance may not provide adequate coverage in certain unforeseen circumstances.

Operational efficiency

An important component of the company’s competitive performance, especially given the commodity-based nature of many of our business segments, is our ability to operate efficiently, including our ability to manage expenses and improve production yields on an ongoing basis. This requires continuous management focus, including technology improvements, cost control, productivity enhancements, regular reappraisal of our asset portfolio, and the recruitment, development and retention of high caliber employees.

Preparedness

The company’s operations may be disrupted by severe weather events, natural disasters, human error, and similar events. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our rigorous disaster preparedness and response planning, as well as business continuity planning.

Other business risks

The marketability of the company’s production is subject in part to the risks associated with transporting, processing and storing crude oil, natural gas and other related products. The availability, proximity, and capacity of pipeline facilities and railcars could negatively impact our ability to produce at capacity levels. Transportation disruptions could adversely affect commodity prices, the company’s price realizations, refining operations and sales volumes, or limit our ability to deliver production to market.

Other factors that may affect the demand for oil, gas and petrochemicals, and therefore impact the company’s results, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for energy associated with heating and cooling; increased competitiveness of alternative energy sources; and changes in technology or consumer preferences that alter fuels choices, such as toward alternative fueled vehicles.

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

None.

Item 2.	Properties

Reference is made to Item 1 above.

Item 3.	Legal proceedings

Not applicable.

Item 4.	Mine safety disclosures

Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE MKT LLC, a subsidiary of NYSE Euronext. Reference is made to the “Quarterly financial and stock trading data” portion of the Financial section on page 86 of this report. The closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange was $47.27 as at February 13, 2014.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years.

	2013				2012
dollars	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Declared dividend per share:	0.13	0.12	0.12	0.12	0.12	0.12	0.12	0.12

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

There is no Canadian tax on gains from selling shares or debt instruments owned by non-residents not carrying on business in Canada, as long as the shareholder does not, in any given 60 month period, own 25 percent or more of the shares of the company.

As of February 13, 2014 there were 12,215 holders of record of common shares of the company.

During the period October 1, 2013 to December 31, 2013, there were no shares issued by the company to employees or former employees outside the U.S. under its restricted stock unit plan.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

—	entitled “Performance graph” within the “Compensation discussion and analysis section” on page 133 of this report; and

—	entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 139 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 2013 (October 1 – October 31)	-	-	-	1,000,000
November 2013 (November 1 - November 30)	-	-	-	1,000,000
December 2013 (December 1 - December 31)	-	-	-	1,000,000
(a)	On June 21, 2013, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2013 to June 24, 2014. Unlike prior programs, this maximum amount is not reduced by common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation. If not previously terminated, the program will end on June 24, 2014.

Item 6.	Selected financial data

millions of dollars	2013	2012	2011	2010	2009
Operating revenues	32,722	31,053	30,474	24,946	21,292
Net income	2,828	3,766	3,371	2,210	1,579
Total assets at year-end	37,218	29,364	25,429	20,580	17,473
Long-term debt at year-end	4,444	1,175	843	527	31
Total debt at year-end	6,287	1,647	1,207	756	140
Other long-term obligations at year-end	3,091	3,983	3,876	2,753	2,839
dollars
Net income per share – basic	3.34	4.44	3.98	2.61	1.86
Net income per share – diluted	3.32	4.42	3.95	2.59	1.84
Dividends declared	0.49	0.48	0.44	0.43	0.40

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 31 of this report:

—	Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 25, 2014 beginning with the section entitled “Report of independent registered public accounting firm” on page 54 and continuing through note 18, “Acquisition” on page 81;

—	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 82; and

—	“Quarterly financial and stock trading data” (unaudited) on page 86.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 53 of this report for “Management’s report on internal control over financial reporting” and page 54 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2013.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 88 to 96 of this report have been nominated for election at the annual meeting of shareholders to be held April 24, 2014. All of the nominees are directors and have been since the dates indicated. Bruce H. March announced his resignation as a director and as chairman, president and chief executive officer effective March 1, 2013. Richard M. Kruger was elected as a director and as chairman, president and chief executive officer effective March 1, 2013.

Reference is made to the sections under “III. Board of directors”:

—	“Director information”, on pages 88 to 96 of this report;

—	The table entitled “Audit committee” under “Board and committee structure”, on page 102 of this report; and

—	“Other public company directorships”, on page 110 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

—	“Named executive officers of the company” and “Other executive officers of the company”, on page 116 and page 117 of this report.

Reference is made to the sections under “V. Other important information”:

—	“Largest shareholder”, on page 141 of this report; and

—	“Ethical business conduct”, starting on page 143 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

—	“Share ownership guidelines”, on page 109 of this report; and

—	“Directors’ compensation program”, on pages 111 to 115 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

—	“Report of executive resources committee on executive compensation”, starting on page 118 of this report; and

—	“Compensation discussion and analysis”, on pages 120 to 140 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 139 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 141 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 13, 2014, P.J. Masschelin was the owner of 1,000 common shares of the company and held 77,800 restricted stock units of the company. T.G. Scott was the owner of 10,000 common shares of the company and held 77,275 restricted stock units of the company. B.W. Livingston was the owner of 30,091 common shares of the company and held 112,250 restricted stock units of the company. B.G. Merkel was the owner of 4,866 common shares of the company and held 72,100 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2013 is described in the sections under “III. Board of directors” starting on page 88 and “IV. Company executives and executive compensation” starting on page 116, consist of 15 persons, who, as a group, own beneficially 123,442 common shares of the company, being approximately 0.01 percent of the total number of outstanding shares of the company, and 544,460 shares of Exxon Mobil Corporation (including 453,100 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held restricted stock units to acquire 344,450 common shares of the company, as of February 13, 2014.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 141 of this report.

Reference is made to the section under “III. Board of directors” entitled “Independence of the directors”, on page 99 of this report.

D.W. Woods is deemed a non-independent member of the executive resources committee, environmental, health and safety committee, nominations and corporate governance committee and contributions committee under the relevant standards. As an employee of ExxonMobil Refining and Supply Company, D.W. Woods is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

Item 14.	Principal accountant fees and services

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 87. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 142 of this report.

PART IV

Item 15.	Exhibits, financial statement schedules

Reference is made to the table of contents in the Financial section on page 31 of this report.

The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-Q filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4)		The company’s long-term debt authorized under any instrument does not exceed 10 percent of the company’s consolidated assets. The company agrees to furnish to the Commission upon request a copy of any such instrument.

(10)	(ii)	(1)	Alberta Crown Agreement, dated February 4, 1975, relating to the participation of the Province of Alberta in Syncrude (Incorporated herein by reference to Exhibit 13(a) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(2)	Amendment to Alberta Crown Agreement, dated January 1, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(3)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(4)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(5)	Norman Wells Pipeline Agreement, dated January 1, 1980, relating to the operation, tolls and financing of the pipeline system from the Norman Wells field (Incorporated herein by reference to Exhibit 10(a)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(6)	Norman Wells Pipeline Amending Agreement, dated April 1, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 2-9259)).
		(7)	Letter Agreement clarifying certain provisions to the Norman Wells Pipeline Agreement, dated August 29, 1983 (Incorporated herein by reference to Exhibit (10)(ii)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(8)	Norman Wells Pipeline Amending Agreement, made as of February 1, 1985, relating to certain amendments ordered by the National Energy Board (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(9)	Norman Wells Pipeline Amending Agreement, made as of April 1, 1985, relating to the definition of “Operating Year” (Incorporated herein by reference to Exhibit (10)(ii)(9) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(10)	Norman Wells Expansion Agreement, dated October 6, 1983, relating to the prices and royalties payable for crude oil production at Norman Wells (Incorporated herein by reference to Exhibit (10)(ii)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 1983 (File No. 2-9259)).
		(11)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(12)	Amendment to Alberta Crown Agreement, dated January 1, 1986 (Incorporated herein by reference to Exhibit (10)(ii)(12) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).
		(13)	Amendment to Alberta Crown Agreement, dated November 25, 1987 (Incorporated herein by reference to Exhibit (10)(ii)(13) of the company’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-12014)).

	(14)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
	(15)	Amendment to Alberta Crown Agreement, dated August 1, 1991 (Incorporated herein by reference to Exhibit (10)(ii)(15) of the company’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-12014)).
	(16)	Norman Wells Settlement Agreement, dated July 31, 1996. (Incorporated herein by reference to Exhibit (10)(ii)(16) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(17)	Amendment to Alberta Crown Agreement, dated January 1, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(17) of the company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12014)).
	(18)	Norman Wells Pipeline Amending Agreement, dated December 12, 1997. (Incorporated herein by reference to Exhibit (10)(ii)(18) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
	(19)	Norman Wells Pipeline 1999 Amending Agreement, dated May 1, 1999. (Incorporated herein by reference to Exhibit (10)(ii)(19) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014)).
	(20)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
	(21)	Amendment to Alberta Crown Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(21) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(22)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(23)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(24)	Amendment to Alberta Crown Agreement dated November 29, 1995 (Incorporated herein by reference to Exhibit (10)(ii)(24) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
	(25)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).
	(26)	Project Approval Order No. OSR045 made under the Alberta Mines and Minerals Act and Oil Sands Royalty Regulation, 1997 in respect of the Syncrude Project (Incorporated herein by reference to Exhibit 1.01(10)(ii)(3) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)(A)	(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
	(2)	Incentive Share Unit Plan and Incentive Share Units granted in 2001 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year -ended December 31, 2001. Units granted in 2000 are incorporated herein by reference to Exhibit (10)(iii)(A)(2) of the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-12014); units granted in 1999 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-12014); units granted in 1998 are incorporated herein by reference to Exhibit (10)(iii)(A)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014).
	(3)	Deferred Share Unit Plan. (Incorporated herein by reference to Exhibit(10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).

(4)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
(5)	Form of Earnings Bonus Units (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)) and Earnings Bonus Unit Plan (Incorporated herein by reference to Exhibit (10)(iii)(A)(5) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(6)	Incentive Stock Option Plan and Incentive Stock Options granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
(7)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2002 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12014)).
(8)	Restricted Stock Unit Plan and Restricted Stock Units granted in 2003 (Incorporated herein by reference to Exhibit (10)(iii)(A)(8) of the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-12014)).
(9)	Restricted Stock Unit Plan and general form for Restricted Stock Units, as amended effective December 31, 2004 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K dated December 31, 2004 (File No. 0-12014)).
(10)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(1) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(11)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(2) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(12)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(3) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(13)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and subsequent years, as amended effective August 4, 2006 (Incorporated herein by reference to Exhibit 99.10(III)(A)(4) of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-12014)).
(14)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 1, 2007 (Incorporated herein by reference to Exhibit 99.1 of the company’s Form 8-K filed on February 2, 2007 (File No. 0-12014)).
(15)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(15)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(16)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(16)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(17)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(17)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(18)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(18)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(19)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective February 26, 2008 and May 1, 2008 (Incorporated herein by reference to Exhibit 6 [10(iii)(A)(19)] of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-12014)).
(20)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2002, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).

	(21)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2003, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(2)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(22)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2004 and 2005, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(3)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(23)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2006 and 2007, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(4)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(24)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
	(25)	Amended Deferred Share Unit Plan for selected executives effective November 20, 2008 (Incorporated herein by reference to Exhibit 15(10)(iii)(A)(25) of the company’s Form 10-K filed on February 27, 2009) (File No. 0-12014)).
	(26)	Termination of Deferred Share Unit Plan for selected executives effective February 2, 2010 (Reference is made to the company’s Form 8-K filed on February 3, 2010 (File No. 0-12014)).
	(27)	Short Term Incentive Program for selected executives effective February 2, 2012 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 7, 2012 (File No. 0-12014)).
	(28)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).

(21)		Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2013.

(23) (ii)	(A)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 25, 2014 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By /s/ Richard M. Kruger
(Richard M. Kruger, Chairman of the Board,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard M. Kruger (Richard M. Kruger)	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul J. Masschelin (Paul J. Masschelin)	Senior Vice-President, Finance and Administration, and Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/s/ Jack M. Mintz (Jack M. Mintz)	Director

/s/ David S. Sutherland (David S. Sutherland)	Director

/s/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/s/ Darren W. Woods (Darren W. Woods)	Director

/s/ Victor L. Young (Victor L. Young)	Director

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2013	2012	2011	2010	2009
Operating revenues	32,722	31,053	30,474	24,946	21,292

Net income by segment:
Upstream	1,712	1,888	2,457	1,764	1,324
Downstream	1,052	1,772	884	442	278
Chemical	162	165	122	69	46
Corporate and Other	(98)	(59)	(92)	(65)	(69)
Net income	2,828	3,766	3,371	2,210	1,579

Cash and cash equivalents at year-end	272	482	1,202	267	513
Total assets at year-end	37,218	29,364	25,429	20,580	17,473

Long-term debt at year-end	4,444	1,175	843	527	31
Total debt at year-end	6,287	1,647	1,207	756	140
Other long-term obligations at year-end	3,091	3,983	3,876	2,753	2,839

Shareholders’ equity at year-end	19,524	16,377	13,321	11,177	9,439
Cash flow from operating activities	3,292	4,680	4,489	3,207	1,591

Per-share information (dollars)
Net income per share - basic	3.34	4.44	3.98	2.61	1.86
Net income per share - diluted	3.32	4.42	3.95	2.59	1.84
Dividends declared	0.49	0.48	0.44	0.43	0.40

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

millions of dollars	2013	2012	2011
Business uses: asset and liability perspective
Total assets	37,218	29,364	25,429
Less: total current liabilities excluding notes and loans payable	(5,245)	(5,433)	(5,585)
total long-term liabilities excluding long-term debt	(6,162)	(5,907)	(5,316)
Add: Imperial’s share of equity company debt	23	24	28
Total capital employed	25,834	18,048	14,556

Total company sources: debt and equity perspective
Notes and loans payable	1,843	472	364
Long-term debt	4,444	1,175	843
Shareholders’ equity	19,524	16,377	13,321
Add: Imperial’s share of equity company debt	23	24	28
Total capital employed	25,834	18,048	14,556

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

millions of dollars	2013	2012	2011
Net income	2,828	3,766	3,371
Financing costs (after tax), including Imperial’s share of equity companies	1	1	1
Net income excluding financing costs	2,829	3,767	3,372

Average capital employed	21,941	16,302	13,261
Return on average capital employed (percent) – corporate total	12.9	23.1	25.4

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

millions of dollars	2013	2012	2011
Cash from operating activities	3,292	4,680	4,489
Proceeds from asset sales	160	226	314
Total cash flow from operating activities and asset sales	3,452	4,906	4,803

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

Reconciliation of Operating Costs

millions of dollars	2013	2012	2011
From Imperial’s Consolidated Statement of Income
Total expenses	29,192	26,195	26,308
Less:
Purchases of crude oil and products	20,155	18,476	18,847
Federal excise tax	1,423	1,338	1,320
Financing costs	11	(1)	3
Subtotal	21,589	19,813	20,170
Imperial’s share of equity company expenses	37	34	39
Total operating costs	7,640	6,416	6,177

Components of Operating Costs

millions of dollars	2013	2012	2011
From Imperial’s Consolidated Statement of Income
Production and manufacturing	5,288	4,457	4,114
Selling and general	1,082	1,081	1,168
Depreciation and depletion	1,110	761	764
Exploration	123	83	92
Subtotal	7,603	6,382	6,138
Imperial’s share of equity company expenses	37	34	39
Total operating costs	7,640	6,416	6,177

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

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Business environment and risk assessment

Long-term business outlook

By 2040, the world’s population is projected to grow to approximately 8.8 billion people, or close to 2 billion more than in 2010. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year. As economies and population grow, and as living standards improve for billions of people, the need for energy will continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 35 percent from 2010 to 2040. This demand increase is expected to be concentrated in developing countries (i.e., those that are not member nations of the Organization for Economic Cooperation and Development).

As expanding prosperity drives global energy demand higher, increasing use of energy-efficient and lower-emission fuels, technologies and practices will continue to help significantly reduce energy consumption and emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world economy through 2040, affecting energy requirements for transportation, power generation, industrial applications, and residential and commercial needs.

Energy for transportation - including cars, trucks, ships, trains and airplanes - is expected to increase by about 40 percent from 2010 to 2040. The global growth in transportation demand is likely to account for approximately 70 percent of the growth in liquid fuels demand over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels because they are abundant, widely available, easy to transport, and provide a large quantity of energy in small volumes.

Demand for electricity around the world is likely to increase approximately 90 percent by 2040, led by growth in developing countries. Consistent with this projection, power generation is expected to remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Natural gas demand is likely to grow most significantly and become the leading source of generated electricity by 2040, reflecting the efficiency of gas-fired power plants. Today, coal has the largest fuel share in the power sector, but its share is likely to decline significantly by 2040 as policies are gradually adopted to reduce environmental impacts including those related to local air quality and greenhouse gas emissions. Nuclear power and renewables, led by hydropower and wind, are expected to grow significantly over the period.

Management’s discussion and analysis of financial condition and results of operations (continued)

Liquid fuels provide the largest share of energy supplies today due to their broad-based availability, affordability and ease of transportation, distribution and storage to meet consumer needs. By 2040, global demand for liquid fuels is expected to grow to approximately 112 million barrels of oil-equivalent per day, an increase of about 25 percent from 2010. This demand will be met by a wide variety of sources. Globally, conventional crude production will likely decline slightly through 2040. However, this decline is expected to be more than offset by rising production from a wide variety of emerging supply sources - tight oil, deepwater, oil sands, natural gas liquids, and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel, suitable for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040. Global demand is expected to rise about 65 percent from 2010 to 2040, with demand likely to increase in all major regions of the world. Helping meet these needs will be significant growth in supplies of unconventional gas - the natural gas found in shale and other rock formations that was once considered uneconomic to produce. About 65 percent of the growth in natural gas supplies is expected to be from unconventional sources, which will account for about one-third of global gas supplies by 2040. Growing natural gas demand will also stimulate significant growth in the worldwide liquefied natural gas (LNG) market, which is expected to reach about 15 percent of global gas demand by 2040.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas by approximately 2025. The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, albeit at a slower pace than otherwise expected in the aftermath of the Fukushima incident in Japan following the earthquake and tsunami in March 2011. Total renewable energy is likely to reach close to 15 percent of total energy by 2040, with biomass, hydro and geothermal at a combined share of about 11 percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 450 percent from 2010 to 2040, reaching a combined share of about 4 percent of world energy.

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

International accords and underlying regional and national regulations for greenhouse gas reduction are evolving with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions are consistent with those outlined in Exxon Mobil Corporation’s (ExxonMobil) long-term Outlook for Energy, which is used for assessing the business environment and Imperial’s investment evaluations.

The information provided in the Long-term business outlook includes internal estimates and forecasts based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

Imperial produces crude oil and natural gas for sale into the North American markets. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors, including economic conditions, international political developments and weather. Prices for most of the company’s crude oil sold are referenced to West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. In 2013, the average WTI crude oil price was higher versus 2012, leading to higher western Canadian liquids realizations for the company.

Management’s discussion and analysis of financial condition and results of operations (continued)

Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include identifying and selectively capturing the highest quality opportunities, and maximizing the profitability of existing production and resource value through high-impact technologies. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of employees and investment in the communities within which the company operates.

The company’s current Upstream activities support plans to significantly increase production this decade. The Kearl initial development, the largest capital investment in the company’s history, started up in 2013. The Kearl expansion project and the Nabiye expansion project at Cold Lake were also advanced in 2013. Other investments included the Celtic and Clyden acquisitions. To support the company’s long-term growth a variety of existing and new logistics outlets have been secured or are being developed.

Imperial has a large portfolio of oil and gas resources in Canada, both developed and undeveloped. With the relative maturity of conventional production in established producing areas, Imperial’s production is expected to come increasingly from oil sands and unconventional sources.

Downstream

The downstream industry environment is expected to continue being very competitive in the mature North America market. Crude oil, the primary raw material in a refinery operation, and its many refined products are widely traded with published international prices. Prices for these commodities are determined by the marketplace and are affected by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, transportation logistics, currency fluctuations, seasonality and weather. With the closure of the Dartmouth refinery in the third quarter of 2013, the average prices the company paid for most of its crude oil processed at the company’s three refineries are largely set on western Canadian crude oil markets. In 2013, the average prices of western Canadian crude oils continued to be lower than that of Brent crude oil. Canadian wholesale prices of refined products in particular are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominantly tied to international product markets. Lower industry refining margins in 2013 were the result of the narrower differential between product prices and cost of crude oil processed. These prices and factors are continually monitored and provide input to operating decisions about which raw materials to buy, facilities to operate and products to make. However, there are no reliable indicators of future market factors that accurately predict changes in margins from period to period.

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

Imperial owns and operates three refineries in Canada, with aggregate distillation capacity of 421,000 barrels per day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through more than 1,700 Esso-branded retail service stations, of which about 470 are company-owned or leased, as well as wholesale and industrial operations through a network of 22 primary distribution terminals, as well as a secondary distribution network.

Management’s discussion and analysis of financial condition and results of operations (continued)

Chemical

The North American petrochemical industry environment remained favourable in 2013 reflecting improving North American economic conditions. In North America, unconventional natural gas continued to provide advantaged ethane feedstock for steam crackers and a favourable margin environment for integrated chemical producers. Feedstock to the company’s Sarnia chemical plant will achieve further cost advantages with the transition to Marcellus ethane which is expected in the first quarter of 2014. The company’s strategy for its Chemical business is to reduce costs and maximize value by continuing the integration of its chemical plant in Sarnia with the refinery. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Management’s discussion and analysis of financial condition and results of operations (continued)

Results of operations

Consolidated

millions of dollars	2013	2012	2011
Net income	2,828	3,766	3,371

2013

Net income in 2013 was $2,828 million or $3.32 per share on a diluted basis, versus $3,766 million or $4.42 per share in 2012. Earnings decreased primarily due to significantly lower industry refining margins of about $700 million, higher Kearl costs of about $180 million as production contribution was more than offset by start-up and operating costs, lower volumes at Syncrude of about $120 million and lower contribution from Cold Lake of about $120 million. 2013 earnings also included an after-tax charge of $280 million associated with the conversion of the Dartmouth refinery to a terminal. These factors were partially offset by the impacts of higher liquids realizations of about $125 million, a weaker Canadian dollar versus the U.S. dollar of about $125 million, higher marketing margins of about $120 million and lower refinery maintenance costs of about $90 million.

In 2013, the average price of benchmark West Texas Intermediate (WTI) crude oil was higher when compared to 2012 and led to higher western Canadian crude oil prices and higher liquids realization in the company’s Upstream segment in 2013. Refining margins in the company’s Downstream segment, however, were negatively impacted as the overall cost of crude oil processed largely followed the upward trend of western Canadian crude oil pricing.

2012

Net income in 2012 was $3,766 million or $4.42 per share on a diluted basis, versus $3,371 million or $3.95 per share in 2011. Increased earnings were primarily attributable to stronger industry refining margins of about $975 million and lower royalty costs of about $300 million due to lower Upstream realizations. These factors were partially offset by the impacts of lower Upstream realizations of about $580 million, higher Kearl production readiness costs of about $125 million and higher refinery planned maintenance of about $80 million. Gains on asset divestments were also lower by about $85 million in 2012.

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

Upstream

millions of dollars	2013	2012	2011
Net income	1,712	1,888	2,457

2013

Net income for the year was $1,712 million, versus $1,888 million in 2012. Earnings decreased primarily due to higher Kearl costs of about $180 million as production contribution since start-up in late April was more than offset by year-to-date start-up and operating costs, lower volumes at Syncrude of about $120 million, and higher diluent and energy costs at Cold Lake totalling about $120 million. These factors were partially offset by higher liquids realizations of about $125 million and the impact of a weaker Canadian dollar of about $125 million.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Average realizations

Canadian dollars	2013	2012	2011
Conventional crude oil realizations (per barrel)	82.41	77.19	85.22
Natural gas liquids realizations (per barrel)	39.26	42.06	59.08
Natural gas realizations (per thousand cubic feet)	3.27	2.33	3.59
Synthetic oil realizations (per barrel)	99.69	92.48	101.43
Bitumen realizations (per barrel)	60.57	59.76	63.95

2013

Prices for most of the company’s liquids production are based on WTI crude oil, a common benchmark for mid-continent North American oil markets. WTI crude oil price was up $3.90 per barrel in U.S. dollars, or about four percent in 2013, versus 2012. The company’s average realizations also increased in Canadian dollars on sales of conventional, synthetic crude oil and bitumen. The company’s average realizations on natural gas sales of $3.27 per thousand cubic feet in 2013 were higher by $0.94 per thousand cubic feet versus 2012.

2012

Prices for most of the company’s liquids production are based on WTI crude oil, a common benchmark for mid-continent North American oil markets. Compared to 2011, the average WTI crude price in U.S. dollars was lower by $0.96 per barrel or about one percent in 2012. The company’s western Canadian liquids realizations were also impacted by market discounts caused by supply/demand imbalances in mid-continent North America. In 2012, the company’s conventional and synthetic crude oil realizations in Canadian dollars decreased by about nine percent and bitumen realizations in Canadian dollars decreased by about seven percent compared to 2011.

The company’s average realizations on natural gas sales were lower by about 35 percent in 2012 in line with the decline in the average of 30-day spot prices for natural gas in Alberta.

Crude oil and NGLs - production and sales (a)

thousands of barrels per day	2013		2012		2011
	gross	net	gross	net	gross	net
Bitumen (b)	169	142	154	123	160	120
Synthetic oil (c)	67	65	72	69	72	67
Conventional crude oil	21	17	20	15	18	13
Total crude oil production	257	224	246	207	250	200
NGLs available for sale	4	3	4	3	5	4
Total crude oil and NGL production	261	227	250	210	255	204
Bitumen sales, including diluent (d)	219		201		209
NGL sales	9		8		9

Management’s discussion and analysis of financial condition and results of operations (continued)

Natural gas - production and sales (a)

millions of cubic feet per day	2013		2012			2011
	gross	net	gross	net		gross	net
Production (e)	201	189	192	195	(g)	254	228
Sales (f)	167		177			237
(a)	Daily volumes are calculated by dividing total volumes for the year by the number of days in the year. Gross production is the company’s share of production (excluding purchases) before deducting the share of mineral owners or governments or both. Net production excludes those shares.
(b)	The company’s bitumen production volumes included production volumes from the Cold Lake operation for all years presented in the table above and, beginning in 2013, also included production volumes from the Kearl initial development (16,000 barrels per day gross, 15,000 net).
(c)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.
(d)	Diluent is natural gas condensate or other light hydrocarbons added to bitumen to facilitate transportation to market by pipeline.
(e)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts re-injected.
(f)	Includes sales of the company’s share of production (before deduction of the mineral owners’ and/or governments’ share) and sales of gas purchased, processed and/or resold. Sales of natural gas exclude amounts used for internal consumption.
(g)	Net production included favourable royalty cost adjustments.

2013

Gross production of Cold Lake bitumen was 153,000 barrels per day, compared to 154,000 barrels in 2012.

During the year, the company’s share of gross production from Syncrude averaged 67,000 barrels per day, down from 72,000 barrels in 2012. Higher planned maintenance activities were the main contributor to the lower volumes.

The company’s share of gross production of Kearl initial development was 16,000 barrels per day for the full year. Production of mined diluted bitumen began in April 2013 and continued to ramp-up throughout the remainder of the year. Since start-up, improvements have been made to equipment reliability. Although gross production rates of 100,000 barrels per day (71,000 Imperial’s share) were reached in the fourth quarter, ongoing activities to stabilize performance at these higher levels are progressing. In the fourth quarter, sales to unrelated third parties commenced as planned.

Gross production of conventional crude oil averaged 21,000 barrels per day in the year, versus 20,000 barrels in 2012.

Gross production of natural gas in 2013 was 201 million cubic feet per day, up from 192 million cubic feet in 2012. The higher production volumes reflected contributions from the Celtic acquisition and the Horn River pilot, which more than offset normal field decline.

2012

Gross production of Cold Lake bitumen averaged 154,000 barrels per day in 2012 compared with 160,000 barrels in 2011. Lower volumes were primarily due to the cyclic nature of production at Cold Lake.

The company’s share of Syncrude’s gross production averaged 72,000 barrels per day, unchanged from 2011.

Gross production of conventional crude oil averaged 20,000 barrels per day, up from the 18,000 barrels in 2011 when third-party pipeline downtime reduced production at the Norman Wells field.

Gross production of natural gas in 2012 was 192 million cubic feet per day, down from 254 million cubic feet in 2011. The lower production volume was primarily a result of producing properties divestments completed in 2011.

Management’s discussion and analysis of financial condition and results of operations (continued)

Downstream

millions of dollars	2013	2012	2011
Net income	1,052	1,772	884

2013

Downstream net income was $1,052 million, versus $1,772 million in 2012. Earnings were negatively impacted by significantly lower industry refining margins of about $700 million. Earnings in 2013 also included an after-tax charge of $280 million associated with the conversion of the Dartmouth refinery to a fuels terminal. These factors were partially offset by higher marketing margins of about $120 million and lower refinery maintenance costs of about $90 million.

The overall cost of crude oil processed at the company’s refineries largely followed the trend of western Canadian crude oils. Canadian wholesale prices of refined products are largely determined by wholesale prices in adjacent U.S. regions, where wholesale prices are predominately tied to international product markets. Lower Downstream earnings in 2013 when compared to 2012 were mainly the result of lower industry refining margins, partially offset by higher marketing margins.

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

Refinery utilization

thousands of barrels per day (a)	2013	2012	2011
Total refinery throughput (b)	426	435	430
Refinery capacity at December 31	421	506	506
Utilization of total refinery capacity (percent) (c)	88	86	85

Sales

thousands of barrels per day (a)	2013	2012	2011
Gasolines	223	221	220
Heating, diesel and jet fuels	160	151	157
Heavy fuel oils	29	30	29
Lube oils and other products	42	43	41
Net petroleum product sales	454	445	447
(a)	Volumes per day are calculated by dividing total volumes for the year by the number of days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013. Capacity utilization is calculated based on the number of days the refineries were operated as a refinery in 2013.

2013

In the second quarter of 2013, the company announced its decision to convert the Dartmouth refinery to a fuels terminal. In the third quarter, refinery operations at the Dartmouth refinery were discontinued. The company continues to supply east coast Canadian markets with petroleum products.

Total refinery throughput was 426,000 barrels per day. Refinery throughput was 88 percent of capacity in 2013, two percent higher than the previous year. The higher rate was primarily a result of increased product sales and reduced maintenance activities. Capacity utilization in 2013 is calculated based on the number of days the refineries were operated as a refinery. Total net petroleum sales increased to 454,000 barrels per day, 9,000 barrels higher than 2012.

Management’s discussion and analysis of financial condition and results of operations (continued)

2012

Total refinery throughput was 435,000 barrels per day and average refinery capacity utilization increased to 86 percent from the previous year’s 85 percent. Higher volumes and utilization were primarily a result of improved refinery operations partially offset by higher planned maintenance activities at the Strathcona refinery. Total net petroleum sales decreased to 445,000 barrels per day, 2,000 barrels lower than 2011.

Chemical

millions of dollars	2013	2012	2011
Net income	162	165	122

Sales

thousands of tonnes	2013	2012	2011
Polymers and basic chemicals	712	767	748
Intermediate and others	228	277	268
Total petrochemical sales	940	1,044	1,016

2013

Chemical net income was $162 million, versus 2012’s record high of $165 million.

2012

Net income was $165 million, up $43 million from 2011. Earnings in 2012 were the best annual earnings on record. Strong operating performance along with higher polyethylene margins and sales volumes were the main contributors to the increase.

Corporate and Other

millions of dollars	2013	2012	2011
Net income	(98)	(59)	(92)

2013

For 2013, net income effects from Corporate and Other were negative $98 million, versus negative $59 million in 2012 primarily due to changes in share-based compensation charges.

2012

Net income effects from Corporate and Other were negative $59 million, compared with negative $92 million in 2011. Favourable effects were due to lower share-based compensation charges

Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2013	2012	2011
Cash provided by/(used in)
Operating activities	3,292	4,680	4,489
Investing activities	(7,735)	(5,238)	(3,593)
Financing activities	4,233	(162)	39
Increase/(decrease) in cash and cash equivalents	(210)	(720)	935

Cash and cash equivalents at end of year	272	482	1,202

Investments in 2013 were partly financed by the issuance of long-term debt and commercial paper and partly funded by internally generated funds. Cash that may be temporarily available as surplus to the company’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure that it is secure and readily available to meet the company’s cash requirements and to optimize returns.

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

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2012. As a result of the valuation, the company contributed $600 million to the registered retirement benefit plans in 2013. The next required independent actuarial valuation will be as at December 31, 2013 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2013

Cash flow generated from operating activities was $3,292 million, compared with $4,680 million in 2012. Lower cash flow was primarily due to lower net income and working capital effects.

2012

Cash flow generated from operating activities was $4,680 million, compared with $4,489 million in 2011. Higher cash flow was primarily due to deferred income tax effects and higher net income partially offset by working capital effects.

Management’s discussion and analysis of financial condition and results of operations (continued)

Cash flow used in investing activities

2013

Investing activities used net cash of $7,735 million in 2013, compared to $5,238 million in 2012. Additions to property, plant and equipment and acquisitions totalled $7,899 million, compared with $5,478 million last year. Proceeds from asset sales were $160 million compared with $226 million in 2012.

2012

Investing activities used net cash of $5,238 million in 2012, compared to $3,593 million in 2011. Additions to property, plant and equipment were $5,478 million, compared with $3,919 million last year. Proceeds from asset sales were $226 million compared with $314 million in 2011.

Cash flow from financing activities

2013

Cash provided by financing activities was $4,233 million, compared with cash used in financing activities of $162 million in 2012.

The company raised new debt of $4,647 million; $4,572 million was drawn on existing facilities.

In the fourth quarter of 2013, the company entered into an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million (Canadian). The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil. As at December 31, 2013, the company had drawn $75 million on this agreement.

At the end of 2013, total debt outstanding was $6,287 million, compared with $1,647 million at the end of 2012.

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion. All other terms and conditions of the agreement remained unchanged.

Cash dividends of $407 million were paid in 2013 compared with $398 million in 2012. Per-share dividends paid in 2013 totalled $0.48, up from $0.47 in 2012.

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

Cash dividends of $398 million were paid in 2012 compared with $373 million in 2011. Per-share dividends paid in 2012 totalled $0.47, up from $0.44 in 2011.

In the third quarter of 2012, the company increased the amount of its existing stand-by long-term bank credit facility from $200 million to $300 million and extended the maturity date to August 2014. The company has not drawn on the facility.

Management’s discussion and analysis of financial condition and results of operations (continued)

Financial percentages and ratios

	2013	2012	2011
Total debt as a percentage of capital (a)	24	9	9
Interest coverage ratio – earnings basis (b)	55	239	260
(a)	Current and long-term debt (page 57) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 57).
(b)	Net income (page 55), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 55), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Debt represented 24 percent of the company’s capital structure at the end of 2013.

Debt-related interest incurred in 2013, before capitalization of interest, was $69 million, compared with $20 million in 2012. The average effective interest rate on the company’s debt was 1.4 percent in 2013, compared with 1.6 percent in 2012.

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

Commitments

The following table shows the company’s commitments outstanding at December 31, 2013. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

	Financial	Payment due by period
millions of dollars	statement note reference	2014	2015 to 2018	2019 and beyond	Total amount
Long-term debt (a)	Note 14	-	4,342	102	4,444
- Due in one year		7	-	-	7
Operating leases (b)	Note 13	177	180	32	389
Unconditional purchase obligations (c)	Note 9	91	329	237	657
Firm capital commitments (d)		2,390	556	297	3,243
Pension and other post-retirement obligations (e)	Note 4	475	231	795	1,501
Asset retirement obligations (f)	Note 5	91	381	765	1,237
Other long-term purchase agreements (g)		473	2,372	8,036	10,881
(a)	Long-term debt includes a long-term loan from an affiliated company of ExxonMobil of $4,316 million and capital lease obligations of $135 million, $7 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancelable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2013 were $2,005 million associated with the company’s share of the Kearl project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2014 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

Management’s discussion and analysis of financial condition and results of operations (continued)

In 2013, the company entered into additional long-term transportation agreements, which have a total commitment of about $3.5 billion, to ship heavy crude oil blend and diluent. These agreements will support the company’s long-term growth in oil sands production. The company expects to fulfill these commitments in the normal course of business. The new commitment amounts are included in the “Other long–term purchase agreements” line in the table above.

Unrecognized tax benefits totaling $151 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 3 to the financial statements on page 65.

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

Capital and exploration expenditures

millions of dollars	2013	2012
Upstream (a)	7,755	5,518
Downstream	187	140
Chemical	9	4
Other	69	21
Total	8,020	5,683
(a)	Exploration expenses included.

Total capital and exploration expenditures were $8,020 million in 2013, an increase of $2,337 million from 2012.

For the Upstream segment, capital expenditures were $7,755 million, compared with $5,518 million in 2012. Expenditures included $1.9 billion on the Celtic and Clyden acquisitions and post-acquisition investments. Other investments were primarily directed towards the advancement of the Kearl expansion and Nabiye projects.

Kearl’s expansion project continued to progress per plan. At 2013 year-end, the project was 72 percent complete and remains on target for a 2015 start-up. The project is expected to produce 110,000 barrels per day gross (78,000 Imperial’s share). Cold Lake’s Nabiye project was 65 percent complete at the end of the year. In the fourth quarter, plant construction progressed somewhat slower than planned due to lower contractor productivity and harsh winter conditions. Target start-up, although under pressure, remains year-end 2014 with ultimate production of 40,000 barrels per day.

Planned capital and exploration expenditures in the Upstream segment are forecast at about $5 billion for 2014. Investments are mainly planned for the continued investment in the Kearl and Nabiye growth projects.

For the Downstream segment, capital expenditures were $187 million in 2013, compared with $140 million in 2012. In 2013, Downstream capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Planned capital expenditures for the Downstream segment in 2014 are about $450 million, focused on investment at the Edmonton rail loading joint venture, improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network.

Total capital and exploration expenditures for the company in 2014 are expected to be about $5.5 billion. Actual spending could vary depending on the progress of individual projects.

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

Earnings sensitivities (a)

millions of dollars, after tax
Eight dollars (U.S.) per barrel change in crude oil prices	+ (-)	435
Thirty cents per thousand cubic feet change in natural gas prices	+ (-)	9
One dollar (U.S.) per barrel change in sales margins for total petroleum products	+ (-)	130
One cent (U.S.) per pound change in sales margins for polyethylene	+ (-)	6
One-quarter percent decrease (increase) in short-term interest rates	+ (-)	11
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	500
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2013. Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from 2012 year-end by about $5 million (after tax) a year for each one U.S. dollar change. The sensitivity of net income to changes in natural gas prices increased from 2012 year-end by about $1 million (after tax) a year for each ten-cent change. The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2012 year-end by about $7 million (after tax) a year for each one-cent change. The increase in these areas was primarily a result of the impact of production from the Kearl initial development which began in 2013.

The sensitivity of net income to changes in short-term interest rates increased from 2012 year-end by about $8 million (after tax) a year for each one-quarter percent change as a result of the higher debt levels at 2013 year-end.

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. About two-thirds of the company’s intersegment sales are crude oil produced by the Upstream and sold to the Downstream. Other intersegment sales include those between refineries and chemical plants related to raw materials, feedstocks and finished products.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Industry bitumen production may be subject to limits on transportation capacity to markets. A significant portion of the company’s Upstream production is bitumen. The company’s longer-term oil sands development plans, results of operations and cash flow may be adversely affected if, for regulatory or other reasons, necessary additional transportation infrastructure is not added in a timely fashion. The company supports increased market access including proposed pipeline expansions to the United States Gulf coast and the Canadian West coast.

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

Increased demand for certain services and materials has resulted in higher capital and other project costs in industry oil sands developments. The company works to counter upward pressure on costs through effective and efficient project and procurement management. One such example is the sanctioning of the Kearl expansion project to continue from the initial development such that the initial development’s design and development infrastructure can be reused. This continuation also allows the company to retain the experienced labour resources working on the initial development thereby maintaining productivity and limiting cost growth.

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

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency rates. The benefit of integration is demonstrated by the financial results in 2013 when increases in western Canadian crude oil prices benefited the company’s Upstream realizations but negatively impacted refining margins in the Downstream segment. The company’s financial strength and debt capacity give it the opportunity to advance business plans in the pursuit of maximizing shareholder value in the full range of market conditions. Also, the company progresses large capital projects in a phased manner so that adjustments can be made when significant changes in market conditions occur. As a result, the company does not make use of derivative instruments to mitigate the impact of such changes. The company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. The company maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

Management’s discussion and analysis of financial condition and results of operations (continued)

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

Oil and gas reserves

Evaluations of oil and gas reserves are important to the effective management of Upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis to calculate unit-of-production depreciation rates and to evaluate impairment.

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

The company performs asset valuation analyses on an ongoing basis as a part of its asset management program. These analyses assist the company in assessing whether the carrying amounts of any of its assets may not be recoverable. In addition to estimating oil and gas reserve volumes in conducting these analyses, it is also necessary to estimate future oil and gas prices. Potential trigger events for impairment evaluations include a significant decrease in current and projected reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected, and current period operating losses combined with a history or forecast of operating or cash flow losses.

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

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 6.25 percent used in 2013 compares to actual returns of 6.50 percent and 8.00 percent achieved over the last 10- and 20-year periods ending December 31, 2013. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 4 to the consolidated financial statements on page 66. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented less than two percent of total expenses in 2013.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2013, the obligations were discounted

Management’s discussion and analysis of financial condition and results of operations (continued)

at six percent and the accretion expense was $105 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end are disclosed in note 15 to the consolidated financial statements.

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

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

/s/ Richard M. Kruger

R.M. Kruger

Chairman, president and

chief executive officer

/s/ Paul J. Masschelin

P.J. Masschelin

Senior vice-president,

finance and administration, and controller

(Principal accounting officer and principal financial officer)

February 25, 2014

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2013 and December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2013 and December 31, 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Calgary, Alberta, Canada

February 25, 2014

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2013	2012	2011
Revenues and other income
Operating revenues (a)(b)	32,722	31,053	30,474
Investment and other income (note 8)	207	135	240
Total revenues and other income	32,929	31,188	30,714

Expenses
Exploration	123	83	92
Purchases of crude oil and products (c)	20,155	18,476	18,847
Production and manufacturing (d)	5,288	4,457	4,114
Selling and general	1,082	1,081	1,168
Federal excise tax (a)	1,423	1,338	1,320
Depreciation and depletion	1,110	761	764
Financing costs (note 12)	11	(1)	3
Total expenses	29,192	26,195	26,308

Income before income taxes	3,737	4,993	4,406

Income taxes (note 3)	909	1,227	1,035

Net income	2,828	3,766	3,371

Per-share information (Canadian dollars)
Net income per common share – basic (note 10)	3.34	4.44	3.98
Net income per common share – diluted (note 10)	3.32	4.42	3.95
Dividends	0.49	0.48	0.44
(a)	Operating revenues include federal excise tax of $1,423 million (2012 - $1,338 million, 2011 - $1,320 million).
(b)	Operating revenues include amounts from related parties of $2,385 million (2012 - $2,907 million, 2011 - $2,818 million), (note 16).
(c)	Purchases of crude oil and products include amounts from related parties of $4,104 million (2012 - $3,033 million, 2011 - $3,636 million), (note 16).
(d)	Production and manufacturing expenses include amounts to related parties of $319 million (2012 - $241 million, 2011 - $217 million), (note 16).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2013	2012	2011
Net income	2,828	3,766	3,371

Other comprehensive income, net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	529	(415)	(953)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	205	198	139
Total other comprehensive income/(loss)	734	(217)	(814)

Comprehensive income	3,562	3,549	2,557

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2013	2012
Assets
Current Assets
Cash	272	482
Accounts receivable, less estimated doubtful amounts	2,084	1,976
Inventories of crude oil and products (note 11)	1,030	827
Materials, supplies and prepaid expenses	342	280
Deferred income tax assets (note 3)	559	527
Total current assets	4,287	4,092
Long-term receivables, investments and other long-term assets	1,332	1,090
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	31,320	23,922
Goodwill (note 2)	224	204
Other intangible assets, net	55	56
Total assets (note 2)	37,218	29,364

Liabilities
Current liabilities
Notes and loans payable (a)(note 12)	1,843	472
Accounts payable and accrued liabilities (b)(note 11)	4,518	4,249
Income taxes payable	727	1,184
Total current liabilities	7,088	5,905
Long-term debt (c)(note 14)	4,444	1,175
Other long-term obligations (note 5)	3,091	3,983
Deferred income tax liabilities (note 3)	3,071	1,924
Total liabilities	17,694	12,987

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (d)(note 10)	1,566	1,566
Earnings reinvested	19,679	17,266
Accumulated other comprehensive income	(1,721)	(2,455)
Total shareholders’ equity	19,524	16,377

Total liabilities and shareholders’ equity	37,218	29,364
(a)	Notes and loans payable includes amounts to related parties of $75 million (2012 – nil)
(b)	Accounts payable and accrued liabilities include amounts payable to related parties of $170 million (2012 – amounts receivable of $9 million), (note 16).
(c)	Long-term debt includes amounts to related parties of $4,316 million (2012 – $1,040 million).
(d)	Number of common shares outstanding was 848 million (2012 - 848 million), (note 10).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors
/s/ Richard M. Kruger	/s/ Paul J. Masschelin

R.M. Kruger	P.J. Masschelin
Chairman, president and	Senior vice-president,
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2013	2012	2011
Common shares at stated value (note 10)
At beginning of year	1,566	1,528	1,511
Issued under the stock option plan	-	43	19
Share purchases at stated value	-	(5)	(2)
At end of year	1,566	1,566	1,528

Earnings reinvested
At beginning of year	17,266	14,031	11,090
Net income for the year	2,828	3,766	3,371
Share purchases in excess of stated value	-	(123)	(57)
Dividends	(415)	(408)	(373)
At end of year	19,679	17,266	14,031

Accumulated other comprehensive income
At beginning of year	(2,455)	(2,238)	(1,424)
Other comprehensive income	734	(217)	(814)
At end of year	(1,721)	(2,455)	(2,238)

Shareholders’ equity at end of year	19,524	16,377	13,321

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2013	2012	2011
Operating activities
Net income	2,828	3,766	3,371
Adjustments for non-cash items:
Depreciation and depletion	1,110	761	764
(Gain)/loss on asset sales	(150)	(94)	(197)
Deferred income taxes and other	482	619	71
Changes in operating assets and liabilities:
Accounts receivable	(74)	300	(302)
Inventories, materials, supplies and prepaid expenses	(260)	(106)	(228)
Income taxes payable	(457)	(84)	390
Accounts payable and accrued liabilities	191	(67)	846
All other items - net (a)	(378)	(415)	(226)
Cash flows from (used in) operating activities	3,292	4,680	4,489

Investing activities
Additions to property, plant and equipment	(6,297)	(5,478)	(3,919)
Acquisition (note 18)	(1,602)	-	-
Proceeds from asset sales	160	226	314
Repayment of loan from equity company	4	14	12
Cash flows from (used in) investing activities	(7,735)	(5,238)	(3,593)

Financing activities
Short-term debt - net	1,371	105	135
Long-term debt issued	3,276	220	320
Reduction in capitalized lease obligations	(7)	(4)	(3)
Issuance of common shares under stock option plan	-	43	19
Common shares purchased (note 10)	-	(128)	(59)
Dividends paid	(407)	(398)	(373)
Cash flows from (used in) financing activities	4,233	(162)	39

Increase (decrease) in cash	(210)	(720)	935
Cash at beginning of year	482	1,202	267
Cash at end of year (b)	272	482	1,202
(a)	Includes contribution to registered pension plans of $600 million (2012 - $594 million, 2011 - $361 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Certain reclassifications to prior years have been made to conform to the 2013 presentation. All amounts are in Canadian dollars unless otherwise indicated.

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. The consolidated financial statements also include the company’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses, including its 25 percent interest in the Syncrude joint venture and its 70.96 percent interest in the Kearl project.

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

Investments

The company’s interests in the underlying net assets of affiliates it does not control, but over which it exercises significant influence, are accounted for using the equity method. They are recorded at the original cost of the investment plus Imperial’s share of earnings since the investment was made, less dividends received. Imperial’s share of the after-tax earnings of these investments is included in “investment and other income” in the consolidated statement of income. Other investments are recorded at cost. Dividends from these other investments are included in “investment and other income.”

These investments represent interests in non-publicly traded pipeline companies and a rail loading joint venture that facilitate the sale and purchase of liquids in the conduct of company operations. Other parties who also have an equity interest in these investments share in the risks and rewards according to their percentage of ownership. Imperial does not invest in these investments in order to remove liabilities from its balance sheet.

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

Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the company’s wells and related equipment and facilities and are expensed as incurred. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labour cost to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Depreciation and depletion for assets associated with producing properties begin at the time when production commences on a regular basis. Depreciation for other assets begins when the asset is in place and ready for its intended use. Assets under construction are not depreciated or depleted. Unit-of-production depreciation is applied to those wells, plant and equipment assets associated with productive depletable properties, and the unit-of-production rates are based on the amount of proved developed reserves of oil and gas. Investments in extraction and upgrading facilities at oil sands mining properties are depreciated on a unit-of-production method based on proved developed reserves. Investments in mining and transportation systems at oil sands mining properties are depreciated on a straight-line basis over a maximum of 15 years. Depreciation of other plant and equipment is calculated using the straight-line method, based on the estimated service life of the asset. In general, refineries are depreciated over 25 years; other major assets, including chemical plants and service stations, are depreciated over 20 years.

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

Corporate and Other includes assets and liabilities that do not specifically relate to business segments – primarily cash, capitalized interest costs, short-term borrowings, long-term debt and liabilities associated with incentive compensation and post-retirement benefits liability adjustment. Net income in this segment primarily includes debt-related financing costs, interest income and share-based incentive compensation expenses.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2013	2012	2011	2013	2012	2011	2013	2012	2011
Revenues and other income
Operating revenues (a)	6,016	4,674	5,278	25,450	25,077	23,909	1,256	1,302	1,287
Intersegment sales	4,026	4,110	4,460	1,978	2,603	2,784	318	299	354
Investment and other income	145	46	168	59	81	63	-	-	-
	10,187	8,830	9,906	27,487	27,761	26,756	1,574	1,601	1,641
Expenses
Exploration	123	83	92	-	-	-	-	-	-
Purchases of crude oil and products	3,778	3,056	3,581	21,628	21,316	21,642	1,065	1,115	1,222
Production and manufacturing (b)	3,389	2,704	2,484	1,695	1,569	1,451	210	185	179
Selling and general	5	1	7	886	935	973	66	67	64
Federal excise tax	-	-	-	1,423	1,338	1,320	-	-	-
Depreciation and depletion (b)	636	498	528	452	242	214	12	12	13
Financing costs (note 12)	9	(1)	2	2	-	(1)	-	-	-
Total expenses	7,940	6,341	6,694	26,086	25,400	25,599	1,353	1,379	1,478
Income before income taxes	2,247	2,489	3,212	1,401	2,361	1,157	221	222	163
Income taxes (note 3)
Current	(14)	72	593	395	486	372	62	67	43
Deferred	549	529	162	(46)	103	(99)	(3)	(10)	(2)
Total income tax expense	535	601	755	349	589	273	59	57	41
Net income	1,712	1,888	2,457	1,052	1,772	884	162	165	122
Cash flows from (used in) operating activities	1,690	2,625	3,252	1,453	1,961	1,315	198	127	53
Capital and exploration expenditures (c)	7,755	5,518	3,880	187	140	166	9	4	4
Property, plant and equipment
Cost	38,819	30,602	25,327	7,146	7,038	6,990	771	765	760
Accumulated depreciation and depletion	(10,749)	(10,146)	(9,747)	(4,347)	(3,967)	(3,803)	(586)	(576)	(560)
Net property, plant and equipment (d)	28,070	20,456	15,580	2,799	3,071	3,187	185	189	200
Total assets (e)	30,553	22,317	17,222	5,732	6,409	6,700	397	372	397

	Corporate and Other			Eliminations			Consolidated
millions of dollars	2013	2012	2011	2013	2012	2011	2013	2012	2011
Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	32,722	31,053	30,474
Intersegment sales	-	-	-	(6,322)	(7,012)	(7,598)	-	-	-
Investment and other income	3	8	9	-	-	-	207	135	240
	3	8	9	(6,322)	(7,012)	(7,598)	32,929	31,188	30,714
Expenses
Exploration	-	-	-	-	-	-	123	83	92
Purchases of crude oil and products	-	-	-	(6,316)	(7,011)	(7,598)	20,155	18,476	18,847
Production and manufacturing (b)	-	-	-	(6)	(1)	-	5,288	4,457	4,114
Selling and general	125	78	124	-	-	-	1,082	1,081	1,168
Federal excise tax	-	-	-	-	-	-	1,423	1,338	1,320
Depreciation and depletion (b)	10	9	9	-	-	-	1,110	761	764
Financing costs (note 12)	-	-	2	-	-	-	11	(1)	3
Total expenses	135	87	135	(6,322)	(7,012)	(7,598)	29,192	26,195	26,308
Income before income taxes	(132)	(79)	(126)	-	-	-	3,737	4,993	4,406
Income taxes (note 3)
Current	(18)	(32)	(53)	-	-	-	425	593	955
Deferred	(16)	12	19	-	-	-	484	634	80
Total income tax expense	(34)	(20)	(34)	-	-	-	909	1,227	1,035
Net income	(98)	(59)	(92)	-	-	-	2,828	3,766	3,371
Cash flows from (used in) operating activities	(49)	(33)	(131)	-	-	-	3,292	4,680	4,489
Capital and exploration expenditures (c)	69	21	16	-	-	-	8,020	5,683	4,066
Property, plant and equipment
Cost	429	360	339	-	-	-	47,165	38,765	33,416
Accumulated depreciation and depletion	(163)	(154)	(144)	-	-	-	(15,845)	(14,843)	(14,254)
Net property, plant and equipment (d)	266	206	195	-	-	-	31,320	23,922	19,162
Total assets (e)	581	704	1,418	(45)	(438)	(308)	37,218	29,364	25,429

Notes to consolidated financial statements (continued)

(a)	Includes export sales to the United States of $5,217 million (2012 - $4,358 million, 2011 - $4,175 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	A 2013 charge in the Downstream segment of $377 million ($280 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $132 million, reported as part of production and manufacturing expenses. By the end of 2013, amounts incurred associated with decommissioning, environmental and employee-related costs totalled $40 million.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles and additions to capital leases.
(d)	Includes property, plant and equipment under construction of $9,234 million (2012 - $13,846 million).
(e)	The majority of the goodwill has been assigned to the Downstream segment. Goodwill of $20 million was recognized in 2013 in the Upstream segment as a result of the Celtic acquisition (note 18). There have been no goodwill impairment losses or write-offs due to sales in the past three years. Fair value used in quantitative goodwill impairment tests was Level 3 (unobservable inputs).

3. Income taxes

millions of dollars	2013	2012	2011
Current income tax expense	425	593	955
Deferred income tax expense (a)	484	634	80
Total income tax expense (b)	909	1,227	1,035
Statutory corporate tax rate (percent)	25.4	25.5	25.4
Increase/(decrease) resulting from:
Enacted tax rate change	-	-	-
Other	(1.1)	(0.9)	(1.9)
Effective income tax rate	24.3	24.6	23.5
(a)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2013, 2012 and 2011.
(b)	Cash outflow from income taxes, plus investment credits earned, was $911 million in 2013 (2012 – $871 million, 2011 – $667 million).

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2013	2012	2011
Depreciation and amortization	2,949	2,434	1,948
Successful drilling and land acquisitions	815	399	378
Pension and benefits	(376)	(717)	(720)
Site restoration	(287)	(284)	(267)
Capitalized interest	69	53	50
Other	(99)	39	51
Net long-term deferred income tax liabilities	3,071	1,924	1,440

LIFO inventory valuation	(450)	(478)	(560)
Other	(109)	(49)	(30)
Net current deferred income tax assets	(559)	(527)	(590)
Valuation allowance	-	-	-
Net deferred income tax liabilities	2,512	1,397	850

Notes to consolidated financial statements (continued)

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions will take many years to complete. It is difficult to predict the timing of resolution for tax positions, since such timing is not entirely within the control of the company. The company’s effective tax rate will be reduced if any of these tax benefits are subsequently recognized.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2013	2012	2011
Balance as at January 1	143	134	147
Additions based on current year’s tax position	10	4	-
Additions for prior years’ tax positions	2	10	20
Reductions for prior years’ tax positions	(4)	(3)	(31)
Reductions due to lapse of the statute of limitations	-	(2)	(2)
Balance as at December 31	151	143	134

The 2013, 2012 and 2011 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2006 to 2013 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings. Management is currently evaluating those proposed adjustments and believes that a number of outstanding matters are expected to be resolved in 2014. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

The expense and obligations for both funded and unfunded benefits are determined in accordance with accepted actuarial practices and United States generally accepted accounting principles. The process for determining retirement-income expense and related obligations includes making certain long-term assumptions regarding the discount rate, rate of return on plan assets and rate of compensation increases. The obligation and pension expense can vary significantly with changes in the assumptions used to estimate the obligation and the expected return on plan assets. At 2013 year-end, the company adopted mortality assumptions presented in the new Canadian pensioners mortality research report, per guidance provided by the Canadian Institute of Actuaries.

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other post-retirement benefits
	2013	2012	2013	2012
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.75	3.75	4.75	3.75
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	7,336	6,646	547	508
Current service cost	181	160	11	8
Interest cost	281	288	21	21
Actuarial loss/(gain)	(504)	616	(50)	40
Amendments	-	-	-	-
Benefits paid (a)	(424)	(374)	(26)	(30)
Projected benefit obligation at December 31	6,870	7,336	503	547

Accumulated benefit obligation at December 31	6,263	6,560

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2014 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2013	2012	2013	2012
Change in plan assets
Fair value at January 1	5,114	4,461
Actual return/(loss) on plan assets	491	374
Company contributions	600	594
Benefits paid (b)	(333)	(315)
Fair value at December 31	5,872	5,114

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(424)	(1,602)
Unfunded plans	(574)	(620)	(503)	(547)
Total (c)	(998)	(2,222)	(503)	(547)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

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

Notes to consolidated financial statements (continued)

	Pension benefits		Other post-retirement benefits
millions of dollars	2013	2012	2013	2012
Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(25)	(24)	(28)	(28)
Other long-term obligations	(973)	(2,198)	(475)	(519)
Total recorded	(998)	(2,222)	(503)	(547)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	2,303	3,210	64	124
Prior service cost	62	85	-	-
Total recorded in accumulated other comprehensive income, before tax	2,365	3,295	64	124

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2013 long-term expected return of 6.25 percent used in the calculations of pension expense compares to an actual rate of return of 6.50 percent and 8.00 percent over the last 10- and 20-year periods ending December 31, 2013.

	Pension benefits			Other post-retirement benefits
	2013	2012	2011	2013	2012	2011
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.75	4.25	5.50	3.75	4.25	5.50
Long-term rate of return on funded assets	6.25	6.25	7.00	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of dollars
Components of net periodic benefit cost
Current service cost	181	160	122	11	8	6
Interest cost	281	288	314	21	21	23
Expected return on plan assets	(331)	(288)	(308)	-	-	-
Amortization of prior service cost	23	23	21	-	-	-
Amortization of actuarial loss/(gain)	243	235	162	10	8	3
Net periodic benefit cost	397	418	311	42	37	32

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	(664)	530	1,112	(50)	40	81
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(243)	(235)	(162)	(10)	(8)	(3)
Prior service cost	-	-	86	-	-	-
Amortization of prior service cost included in net periodic benefit cost	(23)	(23)	(21)	-	-	-
Total recorded in other comprehensive income	(930)	272	1,015	(60)	32	78

Total recorded in net periodic benefit cost and other comprehensive income, before tax	(533)	690	1,326	(18)	69	110

Notes to consolidated financial statements (continued)

Costs for defined contribution plans, primarily the employee savings plan, were $37 million in 2013 (2012 - $36 million, 2011 - $36 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2013	2012	2011
(Charge)/credit to other comprehensive income, before tax	990	(304)	(1,093)
Deferred income tax (charge)/credit (note 17)	(256)	87	279
(Charge)/credit to other comprehensive income, after tax	734	(217)	(814)

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

The 2013 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2013, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	932		932	(a)
Non-Canadian	1,911		1,911	(a)
Debt securities - Canadian
Corporate	654		654	(b)
Government	2,161		2,161	(b)
Asset backed	-
Mortgage funds	1				1	(c)
Equities – Venture capital	188				188	(d)
Cash	25	12	13	(e)
Total plan assets at fair value	5,872	12	5,671		189
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2013	1	158
Net realized gains/(losses)	-	(17)
Net unrealized gains/(losses)	-	44
Net purchases/(sales)	-	3
Fair value at December 31, 2013	1	188

The 2012 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2012, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	811		811	(a)
Non-Canadian	1,657		1,657	(a)
Debt securities - Canadian
Corporate	473		473	(b)
Government	1,982		1,982	(b)
Asset backed	5		5	(b)
Mortgage funds	1				1	(c)
Equities – Venture capital	158				158	(d)
Cash	27	9	18	(e)
Total plan assets at fair value	5,114	9	4,946		159
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2012	1	148
Net realized gains/(losses)	-	(11)
Net unrealized gains/(losses)	-	8
Net purchases/(sales)	-	13
Fair value at December 31, 2012	1	158

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2013	2012
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	-	6,716
Accumulated benefit obligation	-	6,025
Fair value of plan assets	-	5,114
Accumulated benefit obligation less fair value of plan assets	-	911

For unfunded plans covered by book reserves:
Projected benefit obligation	574	620
Accumulated benefit obligation	496	535

Estimated 2014 amortization from accumulated other comprehensive income

millions of dollars	Pension benefits	Other post-retirement benefits
Net actuarial loss/(gain) (a)	169	5
Prior service cost (b)	23	-
(a)	The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

millions of dollars	Pension benefits	Other post-retirement benefits
2014	365	28
2015	375	28
2016	384	28
2017	393	28
2018	401	28
2019 - 2023	2,078	145

In 2014, the company expects to make cash contributions of about $420 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(50)	50

Discount rate:
Effect on net benefit cost, before tax	(80)	100
Effect on benefit obligation	(850)	1,050

Rate of pay increases:
Effect on net benefit cost, before tax	50	(45)
Effect on benefit obligation	170	(150)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Effect on service and interest cost components	4	(3)
Effect on benefit obligation	45	(35)

5.   Other long-term obligations

millions of dollars	2013	2012
Employee retirement benefits (note 4)(a)	1,448	2,717
Asset retirement obligations and other environmental liabilities (b)	1,258	957
Share-based incentive compensation liabilities (note 7)	140	117
Other obligations	245	192
Total other long-term obligations	3,091	3,983
(a)	Total recorded employee retirement benefit obligations also include $53 million in current liabilities (2012 – $52 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $154 million in current liabilities (2012 – $168 million).

Asset retirement obligations incurred in the current period were Level 3 (unobservable inputs) fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of dollars	2013	2012
Balance as at January 1	966	936
Additions	251	61
Reductions due to property sales	-	(8)
Accretion	105	86
Settlement	(85)	(109)
Balance as at December 31	1,237	966

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

All units require settlement by cash payments with the following exceptions. The restricted stock unit program provides that, for units granted to Canadian residents, the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units to be exercised in the seventh year following the grant date. For units where 50 percent are exercisable five years following the grant date and the remainder exercisable on the later of ten years following the grant date or the retirement date of the recipient, the recipient may receive one common share of the company per unit or elect to receive cash payment for all units to be exercised.

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

The following table summarizes information about these units for the year ended December 31, 2013:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2013	8,943,104	85,505
Granted	1,654,540	12,731
Exercised	(1,841,408)	-
Forfeited and cancelled	(41,382)	-
Outstanding at December 31, 2013	8,714,854	98,236

In 2013, the compensation expense charged against income for these programs was $92 million (2012 - $58 million, 2011 - $91 million). Income tax benefit recognized in income related to compensation expense for the year was $33 million (2012 - $20 million, 2011 - $33 million). Cash payments of $88 million were made for these programs in 2013 (2012 - $97 million, 2011 - $173 million).

As of December 31, 2013, there was $194 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of nonvested restricted stock units is 3.7 years. All units under the deferred share programs have vested as of December 31, 2013.

Notes to consolidated financial statements (continued)

8. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2013	2012	2011
Proceeds from asset sales	160	226	314
Book value of assets sold	10	132	117
Gain/(loss) on asset sales, before tax (a)	150	94	197
Gain/(loss) on asset sales, after tax (a)	120	72	153
(a)	2013 included a gain of $85 million ($73 million after tax) for the sale of non-operating assets.

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

	Payments due by period
millions of dollars	2014	2015	2016	2017	2018	After 2018	Total
Unconditional purchase obligations (a)	91	80	82	83	84	237	657
(a)	Undiscounted obligations of $657 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $95 million (2012 - $86 million, 2011 - $73 million). The present value of these commitments, excluding imputed interest of $178 million, totalled $479 million.

Notes to consolidated financial statements (continued)

10. Common shares

thousands of shares	As at Dec. 31 2013	As at Dec. 31 2012
Authorized	1,100,000	1,100,000

From 1995 through 2012, the company purchased shares under eighteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. On June 25, 2013, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to a maximum of one million shares. Unlike prior programs, this maximum amount is not reduced by common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation. The results of these activities are as shown below.

Year	Purchased shares (thousands)	Millions of dollars
1995 to 2011	903,765	15,580
2012	2,776	128
2013	-	-
Cumulative purchases to date	906,541	15,708

ExxonMobil’s participation in the above maintained its ownership interest in Imperial at 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2011	847,599	1,511
Issued under employee share-based awards	1,262	19
Purchases at stated value	(1,262)	(2)
Balance as at December 31, 2011	847,599	1,528
Issued under employee share-based awards	2,776	43
Purchases at stated value	(2,776)	(5)
Balance as at December 31, 2012	847,599	1,566
Issued under employee share-based awards	-	-
Purchases at stated value	-	-
Balance as at December 31, 2013	847,599	1,566

Notes to consolidated financial statements (continued)

The following table provides the calculation of basic and diluted earnings per share:

	2013	2012	2011
Net income per common share – basic
Net income (millions of dollars)	2,828	3,766	3,371

Weighted average number of common shares outstanding (millions of shares)	847.6	847.7	847.7

Net income per common share (dollars)	3.34	4.44	3.98

Net income per common share - diluted
Net income (millions of dollars)	2,828	3,766	3,371

Weighted average number of common shares outstanding (millions of shares)	847.6	847.7	847.7
Effect of employee share-based awards (millions of shares)	3.0	3.4	5.9
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.6	851.1	853.6

Net income per common share (dollars)	3.32	4.42	3.95

11. Miscellaneous financial information

In 2013, net income included an after-tax gain of $24 million (2012 – $45 million gain, 2011 – $10 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2013 by $1,787 million (2012 – $1,769 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2013	2012
Crude oil	628	473
Petroleum products	340	284
Chemical products	54	60
Natural gas and other	8	10
Total inventories of crude oil and products	1,030	827

Net research and development costs charged to expenses in 2013 were $154 million (2012 – $147 million, 2011 – $120 million). These costs are included in expenses due to the uncertainty of future benefits.

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $380 million at December 31, 2013 (2012 - $377 million).

12. Financing costs and additional notes and loans payable information

millions of dollars	2013	2012	2011
Debt-related interest	69	20	16
Capitalized interest	(69)	(20)	(16)
Net interest expense	-	-	-
Other interest	11	(1)	3
Total financing costs (a)	11	(1)	3
(a)	Cash interest payments in 2013 were $69 million (2012 – $20 million, 2011 – $16 million). The weighted average interest rate on short-term borrowings in 2013 was 1.1 percent (2012 – 1.1 percent).

Notes to consolidated financial statements (continued)

In the fourth quarter of 2013, the company entered into an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million (Canadian). The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil. As at December 31, 2013, the company had drawn $75 million on this agreement.

In the first quarter of 2013, to further support the commercial paper program, the company entered into an unsecured committed bank credit facility in the amount of $250 million that matures in March 2014. In the second quarter, the amount of this facility increased to $500 million. The company has not drawn on the facility.

13. Leased facilities

At December 31, 2013, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totaling $389 million as indicated in the following table:

	Payments due by period
millions of dollars	2014	2015	2016	2017	2018	After 2018	Total
Lease payments under minimum commitments (a)	177	88	47	33	12	32	389
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2013 was $287 million (2012 – $271 million, 2011 – $226 million). Related rental income was not material.

14. Long-term debt

millions of dollars	As at Dec. 31 2013	As at Dec. 31 2012
Long-term debt (a)	4,316	1,040
Capital leases (b)	128	135
Total long-term debt	4,444	1,175
(a)	Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $5 billion (Canadian) at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.3 percent in 2013.
(b)	Capitalized lease obligations primarily relate to capital leases for pipeline transportation and marine services agreements. The average imputed rate was 7.0 percent in 2013 (2012 – 9.6 percent). Total capitalized lease obligations also include $7 million in current liabilities (2012 - $7 million). Principal payments on capital leases of approximately $7 million per year are due in each of the next four years after December 31, 2014.

In the first quarter of 2013, the company increased the amount of its existing stand-by long term bank credit facility from $300 million to $500 million. In the third quarter, the company extended the maturity date of this facility to August 2015. The company has not drawn on the facility.

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion. All other terms and conditions of the agreement remained unchanged.

Notes to consolidated financial statements (continued)

15. Accounting for suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2013	2012	2011
Balance as at January 1	167	163	120
Additions pending the determination of proved reserves	12	16	43
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	(6)	(12)	-
Balance as at December 31	173	167	163

Period end capitalized suspended exploratory well costs:

millions of dollars	2013	2012	2011
Capitalized for a period of one year or less	6	16	43

Capitalized for a period of between one and five years	167	151	120
Capitalized for a period of greater than one year	167	151	120

Total	173	167	163

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2013	2012	2011
Number of projects with first capitalized well drilled in the preceding 12 months	-	-	1
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	1	1
Total	1	1	2

The project with exploratory well costs capitalized for a period greater than 12 months as of December 31, 2013 had drilling in the preceding 12 months.

Notes to consolidated financial statements (continued)

16. Transactions with related parties

Revenues and expenses of the company also include the results of transactions with Exxon Mobil Corporation and affiliated companies (ExxonMobil) in the normal course of operations. These were conducted on terms comparable to those which would have been conducted with unrelated parties and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada.

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

As at December 31, 2013, the company had outstanding long-term loans of $4,316 million (2012 – $1,040 million) and short-term loans of $75 million (2012 – nil) from ExxonMobil (see note 14, long-term debt, on page 77 and note 12, financing costs and additional notes and loans payable, on page 76 for further details).

Notes to consolidated financial statements (continued)

17. Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2013	2012	2011
Balance as at January 1	(2,455)	(2,238)	(1,424)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	529	(415)	(953)
Amounts reclassified from accumulated other comprehensive income	205	198	139
Balance as at December 31	(1,721)	(2,455)	(2,238)

Amounts reclassified out of accumulated other comprehensive income – before tax income/(expense)

millions of dollars	2013	2012	2011
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(276)	(266)	(186)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income

millions of dollars	2013	2012	2011
Post-retirement benefits adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	185	(155)	(326)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	71	68	47
Total	256	(87)	(279)

Notes to consolidated financial statements (continued)

18. Acquisition

Description of the Transaction: On February 26, 2013, ExxonMobil Canada acquired Celtic Exploration Ltd. (Celtic). Immediately following the acquisition, Imperial acquired a 50 percent interest in Celtic’s assets and liabilities from ExxonMobil Canada for $1.6 billion, financed by a combination of related party and third party debt. Concurrently, a general partnership was formed to hold and operate the assets of Celtic. The name of the general partnership was changed to XTO Energy Canada (XTO Canada). XTO Canada is involved in the exploration for, production of, and transportation and sale of natural gas and crude oil, condensate and natural gas liquids.

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

Actual and Pro Forma Impact of the Acquisition: Revenues for XTO Canada from the acquisition date included in the company’s consolidated financial statement of income for the twelve months ended December 31, 2013 were $89 million. After-tax earnings for XTO Canada from the acquisition date through December 31, 2013 were de minimis.

Transaction costs related to the acquisition were expensed as incurred and were de minimis in the twelve months ended December 31, 2013.

Unaudited pro forma revenues, earnings and basic and diluted earnings per share information as if the acquisition had occurred at the beginning of 2013 or the comparable prior reporting period is not presented, since the effect on Imperial’s consolidated annual financial results for the year ended December 31, 2013 and the comparable prior reporting periods, would not have been material.

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 82 to 83 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board (FASB) rules. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standardized measure of discounted future cash flows. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

The company’s share of results of operations, costs incurred in property acquisitions, exploration and development activities and capitalized costs relating to Celtic (XTO Canada) are included in the following tables for the first time in 2013. Similarly, the company’s share of proved reserves for Celtic (XTO Canada) are included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows.

Results of operations

millions of dollars	2013	2012	2011
Sales to customers (a)	2,282	2,074	2,185
Intersegment sales (a)(b)	3,905	3,534	3,828
	6,187	5,608	6,013
Production expenses	3,392	2,589	2,352
Exploration expenses	123	83	90
Depreciation and depletion	586	498	530
Income taxes	512	584	718
Results of operations	1,574	1,854	2,323

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

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2013	2012	2011
Property costs (c)
Proved	34	-	-
Unproved	2,013	33	114
Exploration costs	124	109	133
Development costs	5,847	5,125	3,792
Total costs incurred in property acquisitions, exploration and development activities	8,018	5,267	4,039
(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Capitalized costs

millions of dollars	2013	2012
Property costs (c)
Proved	3,017	2,974
Unproved	2,621	616
Producing assets	23,811	13,322
Incomplete construction	8,286	13,062
Total capitalized cost	37,735	29,974
Accumulated depreciation and depletion	(10,686)	(10,140)
Net capitalized costs	27,049	19,834
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Standardized measure of discounted future cash flows

As required by the FASB, the standardized measure of discounted future net cash flows is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment and remediation obligations. The company believes the standardized measure does not provide a reliable estimate of the company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year to year as prices change.

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2013	2012	2011
Future cash flows	231,873	227,253	224,130
Future production costs	(92,926)	(83,600)	(82,903)
Future development costs	(32,126)	(31,051)	(27,259)
Future income taxes	(23,707)	(25,902)	(26,671)
Future net cash flows	83,114	86,700	87,297
Annual discount of 10 percent for estimated timing of cash flows	(58,204)	(61,864)	(61,277)
Discounted future cash flows	24,910	24,836	26,020

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	24,836	26,020	21,251
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(3,026)	(3,116)	(3,764)
Net changes in prices, development costs and production costs	(17,683)	(6,810)	2,845
Extensions, discoveries, additions and improved recovery, less related costs	31	2,698	1,694
Development costs incurred during the year	5,500	5,086	3,583
Revisions of previous quantity estimates	12,321	(805)	165
Accretion of discount	1,703	997	1,725
Net change in income taxes	1,228	766	(1,479)
Net change	74	(1,184)	4,769
Balance at end of year	24,910	24,836	26,020

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Net Proved Reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)

	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2011	57	576	681	1,715	2,549
Revisions	4	11	(4)	36	38
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(103)	-	-	(17)
Discoveries and extensions	-	21	-	706	709
Production	(6)	(83)	(24)	(44)	(88)
End of year 2011	55	422	653	2,413	3,191

Revisions	5	98	(29)	239	231
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(7)	-	-	(1)
Discoveries and extensions	-	47	-	234	242
Production	(7)	(72)	(25)	(45)	(89)
End of year 2012	53	488	599	2,841	3,574

Revisions	6	(2)	4	78	88
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	10	261	-	-	54
Discoveries and extensions	-	-	-	-	-
Production	(7)	(69)	(24)	(52)	(94)
End of year 2013	62	678	579	2,867	3,622

Net Proved Developed Reserves included above, as of
January 1, 2011	56	507	681	519	1,340
December 31, 2011	55	360	653	519	1,287
December 31, 2012	52	373	599	543	1,256
December 31, 2013	55	368	579	1,417	2,113

Net Proved Undeveloped Reserves included above, as of
January 1, 2011	1	69	-	1,196	1,209
December 31, 2011	-	62	-	1,894	1,904
December 31, 2012	1	115	-	2,298	2,318
December 31, 2013	7	310	-	1,450	1,509
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2011, 2012 and 2013. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X.

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

In 2013, the quantities of proved liquids and natural gas reserves shown in the sale/purchase category reflected the company’s share of reserves from the Celtic acquisition.

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

In 2013, increased proved developed bitumen reserves were largely due to the start-up of the initial development at Kearl in the second quarter of 2013, resulting in a migration of proved undeveloped reserves to proved developed.

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2013 three months ended				2012 three months ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Financial data (millions of dollars)
Total revenues and other income	8,363	8,594	7,958	8,014	7,804	8,336	7,515	7,533
Total expenses	6,985	7,737	7,526	6,944	6,390	6,949	6,675	6,181
Income before income taxes	1,378	857	432	1,070	1,414	1,387	840	1,352
Income taxes	322	210	105	272	338	347	205	337
Net income	1,056	647	327	798	1,076	1,040	635	1,015

Segmented net income (millions of dollars)
Upstream	411	604	397	300	488	498	360	542
Downstream	625	46	(97)	478	549	536	232	455
Chemical	46	39	42	35	44	37	49	35
Corporate and Other	(26)	(42)	(15)	(15)	(5)	(31)	(6)	(17)
Net income	1,056	647	327	798	1,076	1,040	635	1,015

Per-share information (dollars)
Net earnings – basic	1.25	0.76	0.39	0.94	1.27	1.22	0.75	1.20
Net earnings – diluted	1.24	0.76	0.38	0.94	1.26	1.22	0.75	1.19
Dividends (declared quarterly)	0.13	0.12	0.12	0.12	0.12	0.12	0.12	0.12

Share prices (dollars) (b)
Toronto Stock Exchange
High	47.57	46.10	41.82	45.44	46.25	48.32	46.68	49.26
Low	43.19	40.32	38.58	41.42	41.44	41.43	39.77	43.72
Close	47.04	45.23	40.15	41.52	42.73	45.25	42.59	45.32

NYSE MKT (U.S. dollars) (b)
High	45.67	44.65	41.15	45.16	47.02	50.00	47.36	49.32
Low	41.55	38.22	37.09	40.68	42.06	40.50	38.16	43.72
Close	44.23	43.96	38.21	40.86	43.00	46.03	41.72	45.39

Shares traded (thousands) (c)	67,673	77,781	95,600	103,979	44,615	52,065	66,394	64,643
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE MKT LLC. Imperial has unlisted privileges on the NYSE MKT LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges. For 2012, share volumes in the U.S. included NYSE and alternative platform trades and TSX volumes for Canada. Commencing in 2013 share volumes include trades on alternative Canadian platforms, information that was previously unavailable.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated.

Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships, non-profit sector affiliations and shareholdings in the company, as well as any shareholdings in Exxon Mobil Corporation. The information is as of February 13, 2014, the effective date of this circular, unless otherwise indicated.

Krystyna T. Hoeg

Toronto, Ontario, Canada

Age: 64

Current Position:

Nonemployee director

Independent

Director since May 1, 2008

Normally ineligible for re-election in 2022

Skills and experience:

—  Leadership of large organizations

—  Project management

—  Global experience

—  Strategy development

—  Audit committee financial expert

—  Financial expertise

—  Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 739,037,993 (99.83%)

Votes Withheld: 1,231,781 (0.17%)

Total Votes: 740,269,711

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm of Touche Ross. She is currently a director of Sun Life Financial Inc., Shoppers Drug Mart Corporation, Canadian Pacific Railway Limited and Canadian Pacific Railway Company, and is also a director of Samuel, Son & Co. Limited, a privately owned corporation. Ms. Hoeg sits on the board of the Toronto East General Hospital.

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				8 of 8	100%
Audit committee				5 of 5	100%
Executive resources committee (Chair)				10 of 10	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	0	18,093	9,000	27,093	1,280,686
February 13, 2013	0	14,678	8,000	22,678	968,351
Change	0	3,415	1,000	4,415	312,335
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	0	0		0	0
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
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Toronto East General Hospital (Board of Directors)

Richard M. Kruger

Calgary, Alberta, Canada

Age: 54

Current Position: Chairman,

president and chief executive

officer, Imperial Oil Limited

(as of March 1, 2013)

Not independent

Director since March 1, 2013

Skills and experience:

—    Leadership of large organizations

—    Operations/technical

—   Project management

—   Global experience

—   Strategy development

—   Financial expertise

—    Government relations

—   Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 721,250,808 (97.43%)

Votes Withheld: 19,024,883 (2.57%)

Total Votes: 740,275,691

Mr. Kruger was appointed chairman, president and chief executive officer of Imperial Oil Limited effective March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981 in various upstream and downstream assignments with responsibilities in the United States, the former Soviet Union, the Middle East, Africa and Southeast Asia. In his previous position, Mr. Kruger was vice-president of Exxon Mobil Corporation and president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations.

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board (Chair) (appointed March 1, 2013)				6 of 6	100%
Contributions committee (appointed March 1, 2013)				2 of 2	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	0	0	91,400	91,400	4,320,478
Share ownership guidelines are expected to be met in 2014.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	8,868 (<0.01%)	229,300		238,168	23,909,719
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
• Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company, a division of Exxon Mobil Corporation (2008 - 2013) (Affiliate)
Non-profit sector affiliations

•    United Way of Calgary and Area (Board of Directors)

•    University of Minnesota’s College of Engineering and Science (Advisory Board)

•    Canadian Council of Chief Executives (Member)

•    Society of Petroleum Engineers (Member)

Jack M. Mintz

Calgary, Alberta, Canada

Age: 62

Current Position:

Nonemployee director

Independent

Director since April 21, 2005

Normally ineligible for re-election in 2023

Skills and experience:

—  Global experience

—  Strategy development

—  Financial expertise

—  Government relations

—   Academic/research

—  Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 739,080,916 (99.84%)

Votes Withheld: 1,188,775 (0.16%)

Total Votes: 740,269,691

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

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				8 of 8	100%
Audit committee				5 of 5	100%
Executive resources committee				10 of 10	100%
Environment, health and safety committee (Chair)				3 of 3	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	1,000	14,840	10,000	25,840	1,221,457
February 13, 2013	1,000 (<0.01%)	11,878	10,500	23,378	998,241
Change	0	2,962	(500)	2,462	223,216
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	0	0		0	0
Public Company Directorships in the Past Five Years
• Morneau Shepell Inc. (2010 - Present) • Brookfield Asset Management Inc. (formerly Brascan Corporation) (2002 – 2012)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations

•      Social Science and Humanities Research Council of Canada (Vice-president and chair of the governing council)

•      Centre for Economic Studies (CES) Ifo Institute, Germany (Research fellow)

•      Oxford Centre on Business Taxation, UK (Research fellow)

•      Literary Review of Canada (Board of Directors)

David S. Sutherland

Waterloo, Ontario, Canada

Age: 64

Current Position:

Nonemployee director

Independent

Director since April 29, 2010

Normally ineligible for re-election in 2022

Skills and experience:

—   Leadership of large organizations

—    Operations/technical

—   Global experience

—   Strategy development

—   Audit committee financial expert

—   Financial expertise

—    Government relations

—   Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 739,229,928

(99.86%)

Votes Withheld: 1,039,763

(0.14%)

Total Votes: 740,269,691

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is the chairman of the board of United States Steel Corporation and a director of GATX Corporation and Graham Construction. Mr. Sutherland is a former chairman of the American Iron and Steel Institute and served as a member of the board of directors of the Steel Manufacturers Association, the International Iron and Steel Institute, the Canadian Steel Producers Association and the National Association of Manufacturers.

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				8 of 8	100%
Audit committee				5 of 5	100%
Executive resources committee				10 of 10	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee (Chair)				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	45,000	11,736	7,000	63,736	3,012,801
February 13, 2013	45,000 (<0.01%)	8,393	6,000	59,393	2,536,081
Change	0	3,343	1,000	4,343	476,720
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	5,730 (<0.01%)	0		5,730	575,236
Public Company Directorships in the Past Five Years
• GATX Corporation (2007 - Present) • United States Steel Corporation, (2008 – Present) (Chairman since January 1, 2014) • ZCL Composites Inc. (2008 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• KidsAbility, Centre for Child Development (Finance Committee)

Sheelagh D. Whittaker

London, England

Age: 66

Current Position:

Nonemployee director

Independent

Director since April 19, 1996

Normally ineligible for re-election in 2019

Skills and experience:

— Leadership of large  organizations

— Global experience

— Strategy development

— Audit committee financial  expert

— Financial expertise

— Government relations

— Information technology

— Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 738,522,124

(99.76%)

Votes Withheld: 1,747,567

(0.24%)

Total Votes: 740,269,691

Ms. Whittaker spent much of her early business career as director and partner with The Canada Consulting Group, now Boston Consulting Group. From 1989 she was president and chief executive officer of Canadian Satellite Communications (Cancom). In 1993, Ms. Whittaker joined Electronic Data Systems of Plano, Texas, then one of the world’s foremost providers of information technology services. Initially spending several years as president and chief executive officer of EDS Canada, Ms. Whittaker then undertook other key leadership roles globally, ultimately serving the company as managing director, United Kingdom, Middle East and Africa, until her retirement from EDS in November 2005. Ms. Whittaker is also a director of Standard Life Canada.

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				8 of 8	100%
Audit committee				5 of 5	100%
Executive resources committee				10 of 10	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee (Chair)				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	9,350	43,183	10,000	62,533	2,955,935
February 13, 2013	9,350 (<0.01%)	41,092	10,500	60,942	2,602,223
Change	0	2,091	(500)	1,591	353,712
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	0	0		0	0
Public Company Directorships in the Past Five Years
• Standard Life plc (2009 – 2013)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Member of the VIP Advisory Board of the European Professional Women’s Network

Darren W. Woods

Fairfax, Virginia, United

States of America

Age: 49

Current Position: Vice-

president, Exxon Mobil

Corporation and president

ExxonMobil Refining and

Supply Company

Not independent

Director since April 25, 2013

Skills and experience:

—   Leadership of large    organizations

—    Operations/technical

—   Project management

—   Global experience

—   Strategy development

—   Financial expertise

—   Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 738,015,858

(99.90%)

Votes Withheld: 732,833

(0.10%)

Total Votes: 738,748,691

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

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				6 of 6	100%
Executive resources committee				6 of 6	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee				2 of 2	100%
Contributions committee				2 of 2	100%
Annual meeting of shareholders				1 of 1	100%
(became a director and a member of the four committees noted above on April 25, 2013 )				Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	0	0	0	0	0
No share ownership guidelines apply.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	22,452 (<0.01%)	124,250		146,702	14,727,434
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)

  •    Vice President, Supply & Transportation, ExxonMobil Refining & Supply Company (2010 - 2012)

       (Affiliate)

  •    Refining Director, Europe, Africa & Middle East, ExxonMobil Refining & Supply Company (2008 -

        2010) (Affiliate)

Non-profit sector affiliations
• National Association of Manufacturers (Executive Committee) • American Petroleum Institute (Downstream Committee)

Victor L. Young, O.C.

St. John’s, Newfoundland and

Labrador, Canada

Age: 68

Current Position:

Nonemployee director

Independent

Director since April 23, 2002

Normally ineligible for re-election in 2018

Skills and experience:

—   Leadership of large     organizations

—   Strategy development

—   Audit committee financial     expert

—   Financial expertise

—   Government relations

—   Executive compensation

Voting Results of 2013

Annual General Meeting:

Votes For: 737,699,275 (99.85%)

Votes Withheld: 1,080,416 (0.15%)

Total Votes: 738,779,691

From November 1984 until May 2001, Mr. Young served as chairman and chief executive officer of Fishery Products International Limited, a frozen seafood products company. He is a director of Royal Bank of Canada and McCain Foods Limited. Mr. Young was appointed an Officer of the Order of Canada in 1996, and is currently the chair of the advisory committee on red tape reduction established by the Government of Canada.

Board and Committee Membership				Attendance in 2013
Imperial Oil Limited board				8 of 8	100%
Audit committee (Chair)				5 of 5	100%
Executive resources committee				10 of 10	100%
Environment, health and safety committee				3 of 3	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 13, 2014	21,000	10,384	10,000	41,384	1,956,222
February 13, 2013	20,000 (<0.01%)	9,464	10,500	39,964	1,706,463
Change	1,000	920	(500)	1,420	249,759
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 13, 2014	0	0		0	0
Public Company Directorships in the Past Five Years
• Royal Bank of Canada (1991 – Present) • Bell Aliant (2002 – 2010) • BCE Inc. (1995 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Advisory committee on red tape reduction established by the Government of Canada (Chair)

Footnotes to Directors Tables on pages 89 through 95:

(a)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)	The company’s plan for restricted stock units for nonemployee directors is described on page 113. The company’s plan for deferred share units for nonemployee directors is described on page 112. The company’s plan for restricted stock units for selected employees is described on page 126.
(c)	The numbers for the company’s restricted stock units represent the total of the restricted stock units received in 2007 through 2013 and deferred share units received since directors’ appointment. The numbers for Exxon Mobil Corporation restricted stock include restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(d)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $47.27 on February 13, 2014 and $42.70 on February 13, 2013.
(e)	The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares of $91.43 U.S., which is converted to Canadian dollars at the noon rate of exchange of $1.0980 provided by the Bank of Canada for February 13, 2014.

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

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
—	Operations/technical experience (Operations/technical)
—	Project management experience (Project management)
—	Experience in working in a global work environment (Global experience)
—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert (also see the financial expert section in the audit committee chart on page 102)
—	Expertise in financial matters (Financial expertise)
—	Expertise in managing relations with government (Government relations)
—	Experience in academia or in research (Academic/research)
—	Expertise in information technology (Information technology)
—	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:

—	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs; and

—	providing diversity of viewpoint, individual competencies in business, other areas of endeavour in contributing to the collective experience of the directors, age, gender or regional association.

The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether each nominee is able to fill any gaps in such experience and expertise. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest. Candidates are expected to remain qualified to serve for a minimum of five years and independent directors are expected to achieve ownership of no less than 15,000 common shares, deferred share units and restricted share units within five years of becoming an independent director.

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

Skills and Experience of the Director Nominees

The current nominees for election as director collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of work experience and skills and experience along with individual involvement in the not-for-profit sector for each of the nominees for election as directors can also be found in each of the directors tables on pages 89 through 95 of this circular.

The table below sets out the particular experience, qualifications, attributes, and skills of each director nominee that led the Board to conclude that such person should serve as a director of the company.

	K.T. Hoeg	R.M. Kruger	J.M. Mintz	D.S. Sutherland	S.D. Whittaker	D.W. Woods	V.L. Young
Leadership of Large Organizations	✓	✓		✓	✓	✓	✓
Operations/ Technical		✓		✓		✓
Project Management	✓	✓				✓
Global Experience	✓	✓	✓	✓	✓	✓
Strategy Development	✓	✓	✓	✓	✓	✓	✓
Audit Committee Financial Expert	✓			✓	✓		✓
Financial Expertise	✓	✓	✓	✓	✓	✓	✓
Government Relations		✓	✓	✓	✓		✓
Academic/ Research			✓
Information Technology					✓
Executive Compensation	✓	✓	✓	✓	✓	✓	✓

Director orientation, education, development, tenure and performance assessment

Orientation, education and development

The corporate secretary organizes an orientation program for all new directors. In a series of briefings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, security, information technology management and on critical planning and reserves processes. They also receive a comprehensive board manual which contains a record of historical information about the company, the charters of the board and its committees and other relevant company business information.

Continuing education is provided to board members by regular presentations by management on the main areas of company business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In June 2013, the board visited the Kearl site in Alberta, Canada. The site visit included a tour of the site and the Kearl project opening ceremony. In September, 2013, the board visited Toronto, Ontario. The site visit included a retail site tour and presentations relating to retail strategy. Some of the other continuing education events in 2013, presented to all directors, included a review of corporate governance and regulatory issues, a review of various aspects of risk management, a review of the science of climate change, a review of environmental public policy issues, a review of community and stakeholder engagement, a financing update, a review of crude logistics and an overview of rail operations.

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

Tenure

Collectively, the seven nominees for election as directors have 51 years of experience on this company’s board. The board charter provides that incumbent directors will not be renominated if they have attained the age of 72, except under exceptional circumstances at the request of the chief executive officer. The company does not have term limits for independent directors because it values the comprehensive knowledge of the company that long serving directors possess and independent directors are expected to remain qualified to serve for a minimum of five years. The following chart shows the current years of service of the members of the board of directors and the year they would normally be expected to retire from the board.

Name of Director	Years of service on the board	Year of expected retirement from the board for independent directors
K.T. Hoeg	6 years	2022
R.M. Kruger	1 year	-
J.M. Mintz	9 years	2023
D.S. Sutherland	4 years	2022
S.D. Whittaker	18 years	2019
D.W. Woods	1 year	-
V.L. Young	12 years	2018
Total of 51 years of experience on the board. The average tenure is 7.2 years.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2013, the directors provided their written response to a series of questions to evaluate the responsibility and effectiveness of the board and its committees. This response formed the basis for a discussion with the nominations and corporate governance committee at its January 2014 meeting to review the effectiveness of the board and its committees. The committee also assesses the company’s response to issues raised in the previous year’s survey. Given the small board size, the directors are able to provide continuous peer performance feedback as required. The chairman, president and chief executive officer also meets with directors to discuss their performance.

Independence of the directors

The board is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company.

The Board determines independence on the basis of the standards specified by Multilateral Instrument 52-110 Audit Committees, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE MKT LLC, a subsidiary of NYSE Euronext and the New York Stock Exchange. The Board has reviewed relevant relationships between the company and each non-employee director and director nominee to determine compliance with these standards.

Based on the directors’ response to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. R.M. Kruger was appointed as a director and chairman, president and chief executive officer of the company on March 1, 2013 and not considered to be independent. The board believes that the extensive knowledge of the business of the company and Exxon Mobil Corporation held by R.M. Kruger is beneficial to the other directors and his participation enhances the effectiveness of the board.

D.W. Woods is also a non-independent director as he is an officer of Exxon Mobil Corporation. The company believes that D.W. Woods, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status
K.T. Hoeg		✓
R.M. Kruger	✓		✓	R.M. Kruger is a director and chairman, president and chief executive officer of Imperial Oil Limited effective March 1, 2013
J.M. Mintz		✓
D.S. Sutherland		✓
S.D. Whittaker		✓
D.W. Woods			✓	D.W. Woods is an officer of Exxon Mobil Corporation.
V.L. Young		✓

Board and committee structure

Leadership structure

The company has chosen to combine the positions of chairman, president and chief executive officer. R.M. Kruger has held these positions since March 1, 2013. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position. The company does not have a lead director. While the chairman of the board is not an independent director, S.D. Whittaker, chair of the executive sessions, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions of the board, and reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties. The position description of the chair of the executive sessions is described in paragraph 8(3) of the Board of Directors Charter attached as Appendix B.

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2013. The purposes of the executive sessions of the board include the following:

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

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. D.W. Woods is also a member of each committee, with the exception of the audit committee which is composed entirely of independent directors. R.M. Kruger is also a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found in Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

—	audit committee,

—	executive resources committee,

—	environment, health and safety committee,

—	nominations and corporate governance committee, and

—	contributions committee.

The following tables provide additional information about the board and its five committees:

Board of Directors

Directors	— R.M. Kruger (chair) — K.T. Hoeg — J.M. Mintz — D.S. Sutherland — S.D. Whittaker — D.W. Woods — V.L. Young

Number of meetings in 2013

Eight meetings of the board of directors were held in 2013. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2013.

Mandate

The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix B of this circular.

Highlights of 2013

—    Oversight of the Kearl project.

—    Reviewed other long-term growth strategies and projects (Nabiye, Aspen, etc.).

—     Reviewed risk management activities.

—     Reviewed critical strategic elements affecting shareholder value.

—    Strong safety record.

—    Kearl site visit and retail site tour.

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

Independence	The current board of directors is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company.

Audit Committee

Committee Members	— V.L. Young (chair) — S.D. Whittaker (vice-chair) — K.T. Hoeg — J.M. Mintz — D.S. Sutherland

Number of meetings in 2013

Five meetings of the audit committee were held in 2013. The committee members met in camera without management present at every meeting and also separately with the internal auditor and the external auditor at all meetings.

Mandate

The role of the audit committee includes selecting and overseeing the independent auditor, reviewing the scope and results of the audit conducted by the independent auditor, assisting the board in overseeing the integrity of the company’s financial statements, the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls, reviewing the adequacy of the company’s insurance program, approving any changes in accounting principles and practices, reviewing the results of monitoring activity under the company’s business ethics compliance program and reviewing senior management’s expense accounts. The formal mandate of the audit committee can be found within the Audit Committee Charter in Appendix B of this circular.

Highlights of 2013

—    Reviewed the scope of PwC audit in light of risks to company.

—     Reviewed the interim and annual financial statements and MD&A.

—    Reviewed and assessed the results of the internal auditor’s audit program.

—     Reviewed and assessed the external auditor plan and fees.

—    Reviewed the committee’s mandate and committee self-assessment.

—     Reviewed oil and gas royalty framework and current royalty issues.

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

Executive Resources Committee

Committee Members

—    K.T. Hoeg (chair)

—    V.L. Young (vice-chair)

—     J.M. Mintz

—     D.S. Sutherland

—     S.D. Whittaker

—     D.W. Woods

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Number of meetings in 2013	Ten meetings of the executive resources committee were held in 2013. The committee members had eight regular meetings scheduled and held two special meetings by telephone conference.

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

—     Appointment of chairman, president and chief executive officer position.

—    Appointment of two vice-president and two officer positions.

—     Reviewed human resources strategic priorities and knowledge transfer activities within organization.

Committee members relevant skills and experience

Ms. Hoeg, Ms. Whittaker, Mr. Woods, Mr. Sutherland and Mr. Young have extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Ms. Hoeg, Mr. Mintz, Mr. Sutherland and Ms. Whittaker sit or have sat on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Role in Risk Management	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.

Independence

The members of the executive resources committee are independent, with the exception of D.W. Woods, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Woods as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Woods’ participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Environment, Health and Safety Committee

Committee Members	— J.M. Mintz (chair) — D.S. Sutherland (vice-chair) — K.T. Hoeg — S.D. Whittaker — D.W. Woods — V.L. Young

Number of meetings in 2013	Three meetings of the environment, health and safety committee were held in 2013.

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

Highlights	— Incident and managing systems performance review. — Emissions performance review. — Environmental public policy issues review including developments in climate change policy and science

Role in Risk Management

The environment, health and safety committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas. The committee receives regular reports from management on these matters.

Independence	The members of the environment, health and safety committee are independent, with the exception of D.W. Woods.

Nominations and Corporate Governance Committee

Committee Members	— S.D. Whittaker (chair) — J.M. Mintz (vice-chair) — K.T. Hoeg — D.S. Sutherland — D.W. Woods — V.L. Young

Number of meetings in 2013	Four meetings of the nominations and corporate governance committee were held in 2013.

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

Highlights

—    Two reviews of corporate governance topics.

—    Reviewed non-employee director compensation.

—     Reviewed watch list of potential directors.

—     Approved revisions to slate of director nominees.

—    Approved statement of corporate governance practices.

—     Reviewed results from the survey of board effectiveness.

—    Board and committee charter revisions.

Role in Risk Management	The nominations and corporate governance committee manages risk by implementing an effective program for corporate governance.

Independence

The members of the nominations and corporate governance committee are independent, with the exception of D.W. Woods, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Woods as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Woods’ participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Contributions Committee

Committee Members	— D.S. Sutherland (chair) — K.T. Hoeg (vice-chair) — R.M. Kruger — J.M. Mintz — S.D. Whittaker — D.W. Woods — V.L. Young

Number of meetings in 2013	Three meetings of the contributions committee were held in 2013.

Mandate

The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.

Highlights

—    $16 million in community investment across Canada, with a focus on contribution programs supporting communities in which the company operates, and a focus on education in math, science and technology and Aboriginal community initiatives.

—    Launch of a signature math and science initiative (STEM) with Scouts Canada.

—     Funding of major grants in Fort Chipewyan and Fort McKay, Alberta.

—    Committee review of the company’s approach to strategic philanthropy, contributions model and the structure of the Imperial Oil Foundation.

—     Committee visit to Kearl site for opening ceremonies and meeting with local community groups.

Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of R.M. Kruger and D.W. Woods.

Committee memberships of the directors

The chart below shows the company’s committee memberships and the chair of each committee.

Director	Board committees
	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
R.M. Kruger (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
D.W. Woods (a)	✓	-	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓
(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE MKT LLC.
(c)	Audit committee financial experts under US regulatory requirements.

Number of meetings and director attendance in 2013

The chart below shows the number of board, committee and annual meetings held in 2013.

Number of meetings

Board or committee	Number of meetings held in 2013
Imperial Oil Limited board	8
Audit committee	5
Executive resources committee (a)	10
Environment, health and safety committee	3
Nominations and corporate governance committee	4
Contributions committee	3
Annual meeting of shareholders	1

(a)	There were eight regularly scheduled meetings and two special meetings of the executive resources committee. The special committee meetings were held by telephone conference.

Director attendance

The following chart provides a summary of the attendance record of each of the directors in 2013. The attendance record of each director nominee is also set out in his or her biographical information on pages 89 through 95. The attendance charts also provide an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Annual meeting	Total	Percentage by director
K.T. Hoeg	8 of 8	5 of 5	10 of 10 (chair)	3 of 3	4 of 4	3 of 3	1 of 1	34 of 34	100%
R.M. Kruger	6 of 6	-	-	-	-	2 of 2	1 of 1	9 of 9	100%
J.M. Mintz	8 of 8	5 of 5	10 of 10	3 of 3 (chair)	4 of 4	3 of 3	1 of 1	34 of 34	100%
D.S. Sutherland	8 of 8	5 of 5	10 of 10	3 of 3	4 of 4	3 of 3 (chair)	1 of 1	34 of 34	100%
S.D. Whittaker	8 of 8	5 of 5	10 of 10	3 of 3	4 of 4 (chair)	3 of 3	1 of 1	34 of 34	100%
D.W. Woods	6 of 6	-	6 of 6	2 of 2	2 of 2	2 of 2	1 of 1	19 of 19	100%
V.L. Young	8 of 8	5 of 5 (chair)	10 of 10	3 of 3	4 of 4	3 of 3	1 of 1	34 of 34	100%
Percentage by committee	100%	100%	100%	100%	100%	100%	100%	200/200	Overall attendance percentage 100%

Attendance for directors who ceased to be directors in 2013

The following chart shows the attendance record of B.H. March, who resigned from his position as chairman, president and chief executive officer on March 1, 2013 and the attendance record of R.C. Olsen, who did not stand for re-election as a director on April 25, 2013.

B.H. March (director until March 1, 2013)
Board and Committee Membership	Attendance in 2013
Imperial Oil Limited board	2 of 2	100%
Contributions committee	1 of 1	100%
R.C. Olsen (director until April 25, 2013)
Board and Committee Membership	Attendance in 2013
Imperial Oil Limited board	2 of 2	100%
Executive resources committee	4 of 4	100%
Environment, health and safety committee	1 of 1	100%
Nominations and corporate governance committee	2 of 2	100%
Contributions committee	1 of 1	100%

Share ownership guidelines

Independent directors are required to hold the equivalent of at least 15,000 shares of Imperial Oil Limited, including common shares, deferred share units and restricted stock units. Independent directors are expected to reach this level within five years from the date of appointment to the board. The chairman, president and chief executive officer has separate share ownership requirements and must, within three years of his appointment, acquire shares of the company, including common shares, deferred share units and restricted stock units, of a value of no less than five times his base salary. The board of directors believes that these share ownership guidelines will result in an alignment of the interest of board members with the interests of all other shareholders. The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 13, 2014, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 14, 2013 to February 13, 2014)	Total holdings (includes common shares, deferred share units and restricted stock units)	Total at-risk value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	4,415	27,093	1,280,686	15,000	Minimum requirement met
R.M. Kruger	March 1, 2013	91,400	91,400	4,320,478	Five times base salary	March 1, 2016
J.M. Mintz	April 21, 2005	2,462	25,840	1,221,457	15,000	Minimum requirement met
D.S. Sutherland	April 29, 2010	4,343	63,736	3,012,801	15,000	Minimum requirement met
S.D. Whittaker	April 19, 1996	1,591	62,533	2,955,935	15,000	Minimum requirement met
V.L. Young	April 23, 2002	1,420	41,384	1,956,222	15,000	Minimum requirement met
Total accumulated value of directors’ holdings			311,986	14,747,578

(a)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 13, 2014 ($47.27).

Other public company directorships

The following table shows which directors and director nominees serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director or nominee	Other reporting issuers of which director is also a director	Type of company	Stock Symbol: Exchange	Committee appointments
K.T. Hoeg	Sun Life Financial Inc.	Financial services - Insurance	SLF: TSX, NYSE, Other	Management resources committee (Chair)
Risk review committee
	Shoppers Drug Mart Corporation	Merchandising - specialty stores	SC:TSX	Nominating and governance committee (Chair)
	Canadian Pacific Railway Limited	Transportation and environmental services	CP: TSX, NYSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee
	Canadian Pacific Railway Company	Transportation and environmental services	CPRY: NYSE, LSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee
R.M. Kruger	--	--	--	--
J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI: TSX	Compensation, nominating and corporate governance committee
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT: NYSE	Lead director
	United States Steel Corporation	Iron and steel	X: NYSE	Chairman of the board
S.D. Whittaker	--	--	--	--
D.W. Woods	--	--	--	--
V.L. Young	Royal Bank of Canada	Financial services - banks and trusts	RY: TSX, NYSE, Other	Audit committee (Chair)
Risk committee

Interlocking directorships

As of the date of this proxy circular, there are no interlocking public company directorships among the director nominees listed in this circular.

Director compensation

Director compensation discussion and analysis

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

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 112.

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

Independent consultants

Following the nominations and corporate governance committee decision to use an external research firm to assemble the comparator data for the prior year in the second quarter of each year so as to enable the committee to determine compensation for the upcoming July 1st – June 30th twelve month period, the committee retained Meridian Compensation Partners (“Meridian”), an independent consultant, to provide an assessment of competitive compensation and market data for directors’ compensation which assisted the committee in making a compensation recommendation for the company’s directors. The professional fees and expenses for this service totaled $27,429.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Director compensation details and tables

Compensation Details

Annual retainer

The annual retainer for board memberships was $110,000 per year. The nonemployee directors were also paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired. Nonemployee directors were not paid a fee for attending board and committee meetings for each of the eight regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. Two executive resources committee meetings occurred outside of the eight regularly-scheduled meeting days.

Deferred share units

In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2013.

Director	Election for 2013 director fees in cash (%)	Election for 2013 director fees in deferred share units (%)	Election Term in 2013
K.T. Hoeg	0	100	Jan - Dec
J.M. Mintz	50	50	Jan - Mar
	0	100	Apr - Dec
D.S. Sutherland	0	100	Jan - Dec
S.D. Whittaker	50	50	Jan - Dec
V.L. Young	75	25	Jan - Dec

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

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 126. In 2013, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors for 2013.

Director	Annual retainer for board membership ($)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (a)	Total value of deferred share units (DSU) ($) (b)	Total value of restricted stock units (RSU) ($) (c)	All other compen- sation ($) (d)	Total compen- sation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non- regularly scheduled meetings attended) ($)

K.T. Hoeg	110,000	20,000	10,000 (ERC)	2,000	2	4,000	4,000	140,000	91,780	11,574	247,354

J.M. Mintz	110,000	20,000	10,000 (EH&S)	2,000	2	4,000	21,500	122,500	91,780	12,101	247,881

D.S. Sutherland	110,000	20,000	10,000 (CC)	2,000	2	4,000	4,000	140,000	91,780	7,400	243,180

S.D. Whittaker	110,000	20,000	10,000 (N&CG)	2,000	2	4,000	74,000	70,000	91,780	25,639	261,419

V.L. Young	110,000	20,000	10,000 (AC)	2,000	2	4,000	109,000	35,000	91,780	9,915	245,695

(a)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 114.
(b)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 112. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 114.
(c)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $45.89.
(d)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2013, K.T. Hoeg received $3,720 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $7,854 in lieu of dividends on deferred share units. J.M. Mintz received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,321 in lieu of dividends on deferred share units. D.S. Sutherland received $2,640 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,760 in lieu of dividends on deferred share units. S.D. Whittaker received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $20,539 in lieu of dividends on deferred share units. V.L. Young received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,815 in lieu of dividends on deferred share units.

Compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2013 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	4,000	231,780	-	-	-	11,574	247,354
J.M. Mintz (b)	21,500	214,280	-	-	-	12,101	247,881
D.S. Sutherland (b)	4,000	231,780	-	-	-	7,400	243,180
S.D. Whittaker (b)	74,000	161,780	-	-	-	25,639	261,419
V.L. Young (b)	109,000	126,780	-	-	-	9,915	245,695

(a)	As directors employed by the company or Exxon Mobil Corporation in 2013, R.M. Kruger and D.W. Woods did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 112.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2013, K.T. Hoeg received $3,720 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $7,854 in lieu of dividends on deferred share units. J.M. Mintz received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,321 in lieu of dividends on deferred share units. D.S. Sutherland received $2,640 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,760 in lieu of dividends on deferred share units. S.D. Whittaker received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $20,539 in lieu of dividends on deferred share units. V.L. Young received $5,100 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,815 in lieu of dividends on deferred share units.

Total compensation paid to non-employee directors
Year	Amount
2009	$1,110,500
2010	$1,089,012
2011	$ 1,149,625
2012	$1,176,166
2013	$1,245,529

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2013 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share- based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	27,093	1,274,455
J.M. Mintz	-	-	-	-	24,840	1,168,474
D.S. Sutherland	-	-	-	-	18,736	881,341
S.D. Whittaker	-	-	-	-	53,183	2,501,728
V.L. Young	-	-	-	-	20,384	958,863

(a)	As directors employed by the company or Exxon Mobil Corporation in 2013, R.M. Kruger and D.W. Woods did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2013.
(c)	Value is based on the closing price of the company’s shares on December 31, 2013, which was $47.04.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2013.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg (b)	-	45,980	-
J.M. Mintz (c)	-	113,825	-
D.S. Sutherland (b)	-	45,980	-
S.D. Whittaker (c)	-	113,825	-
V.L. Young (c)	-	113,825	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2013, R.M. Kruger and D.W. Woods did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2010 and vesting in 2013.
(c)	Represents restricted stock units granted in 2006 and 2010, which vested in 2013.
(d)	Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the exercise date and the four consecutive trading days immediately prior to the exercise date.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2013 were:

Name	Age (as of February 13, 2014)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Rich M. Kruger Calgary, Alberta, Canada	54	Chairman, president and chief executive officer (March 1, 2013 - Present)	• Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company (2008 - 2013) (Affiliate)

Paul J. Masschelin Calgary, Alberta, Canada	59	Senior vice-president, finance and administration, and controller (2012 – Present)

• Senior vice-president, finance and administration, and treasurer,

(2010 - 2012)

• Controller, refining & supply and research & engineering,

ExxonMobil Fuels Marketing Company

(2007 - 2010)

(Affiliate)

T. Glenn Scott Calgary, Alberta, Canada	50	Senior vice-president, upstream (2010 – Present)	• President, ExxonMobil Canada Limited and Production manager, ExxonMobil Canada East, (2006 – 2010) (Affiliate)

Brian W. Livingston Calgary, Alberta, Canada	59	Vice-president and general counsel (October 1, 2013 – December 31, 2013)	• Vice-president, general counsel and corporate secretary (August 1, 2004 – September 30, 2013)

Bradley G. Merkel Calgary, Alberta, Canada	51	Vice-president, fuels, lubricants and specialties marketing (October 1, 2013 – Present)	• Vice-president, general manager fuels marketing (2011 - 2013) • Manager, industrial and wholesale sales (2006 - 2011)

Other executive officers of the company

Name	Age (as of February 13, 2014)	Current Position (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

David G. Bailey Calgary, Alberta, Canada	44	Treasurer (April, 2013 – Present)	• Manager, Dallas treasury centre Exxon Mobil Corporation (2010 - 2013) (Affiliate) • Advisor, investor relations Exxon Mobil Corporation (2007 - 2010) (Affiliate)

John W. Blowers Calgary, Alberta, Canada	56	Refining manufacturing manager, Imperial Oil Limited & North America manufacturing excellence manager, Exxon Mobil Corporation (July, 2013 – Present)	• Refinery manager, Fawley UK Exxon Mobil Corporation (2010 - 2013) (Affiliate) • Advisor, refinery operations, Singapore Exxon Mobil Corporation (2008 - 2010) (Affiliate)

Marvin E. Lamb Calgary, Alberta, Canada	58	Director, corporate tax (2001 – Present)	No other positions held in the last five years

Lara H. Pella Calgary, Alberta, Canada	44	Assistant general counsel and corporate secretary (October, 2013 – Present)	• Assistant general counsel (2010 - 2013) • Legal manager Penn West Petroleum Ltd. (2008 - 2010)

Letter to Shareholders from the executive resources committee on executive compensation

Dear Fellow Shareholders:

The executive resources committee (“committee”) would like to outline for you the role of the committee in ensuring good governance in the management of executive compensation within the company.

Compensation governance

The committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers of the company. In exercising this responsibility, the committee views long-term orientation and the management of risk as integral elements of the compensation policies and practices of the company. These policies and practices are designed to keep management, including named executive officers, focused on the strategic objectives of the company over the long term and to effectively assess and mitigate risk in the execution of these objectives. The committee exercises oversight of a compensation program that supports the company’s objective to attract, develop and retain key talent needed to achieve its strategic objectives. It is a role the committee executes throughout the year to facilitate increasing shareholder value.

The compensation discussion and analysis (“CD&A”) section that follows describes the compensation program for the company’s named executive officers and how the program supports the business goals of the company. The company’s compensation program is designed to:

—	align the interests of its executives with long-term shareholder interests;
—	encourage executives to manage risk and take a long-term view when making investments and managing the assets of the business;
—	reinforce the company’s philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success; and
—	promote career orientation and strong individual performance.

The compensation program design is aligned with the core elements of the majority shareholder’s compensation program, including linkage to short and mid-term aspects of incentive pay, long-term vesting periods, risk of forfeiture and integration with the shareholder experience.

We execute our oversight responsibilities in this regard by ensuring the company’s program is built on sound principles of compensation design, including an annual assessment with comparator companies, appropriate risk assessment and risk management practices, sound governance principles, and linkage to the company’s business model. In exercising our oversight and decision making roles, the committee balances many factors each year in terms of impact on compensation decisions relative to the company’s performance.

2013 Business Performance Results

In addition to individual performance, the committee also considered the following business results:

—	strong results in the areas of safety, health and environment;
—	satisfactory management of risk through effective business controls, as confirmed by independent audit;
—	net income of approximately $2.8 billion, down 25 percent versus last year;
—	total shareholder return of approximately 11 percent, with a ten-year annual average of approximately 10 percent;
—	industry-leading return on average capital employed of approximately 13 percent, with an average of approximately 26 percent since the beginning of 2000;
—	start-up of the Kearl oil sands mining project, the largest capital investment in the company’s history;
—	over 80 percent of capital invested in company growth, including the Kearl and Nabiye projects and the acquisition of Celtic;
—	$407 million distributed to shareholders as dividends in 2013; and
—	continued AAA rating from Standard & Poor’s.

Collectively these factors had an impact on 2013 compensation decisions for the named executive officers. The individual committee members, through their experience in compensation and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration to the company’s compensation policies and practices.

The committee’s assessment is that the company’s compensation program is working as intended and has been effectively integrated over the long term with the company business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2014 annual and special meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

Submitted on behalf of the executive resources committee,

Original signed by

K.T. Hoeg,

Chair, executive resources committee

V.L. Young, Vice-chair

J.M. Mintz

D.S. Sutherland

S.D. Whittaker

D.W. Woods

Compensation discussion and analysis

Index	Topic	Page
Overview

—   Business environment

—   Key business strategies

—   Key elements of the compensation program

—    Management of risk

—   Other supporting compensation and staffing practices

—   Hedging policy

—   Business performance and basis for compensation

—    Succession planning

121 121 121 121 123 123 123 123
Compensation program

—   Career orientation

—   Base salary

—   Annual bonus

—    Long-term incentive compensation - Restricted stock units

- Exercise of restricted stock units

- Amendments to the restricted stock unit plan

- Forfeiture risk

—    Retirement benefits

- Pension plan benefits

- Savings plan benefits

124 125 125 126 127 127 128 128 128 129
Compensation considerations

—   Benchmarking

—    Comparator companies

—    Analytical tools – Compensation summary sheets

—   2013 named executive officer compensation assessment

—   2013 chief executive officer compensation assessment

—   Pay awarded to other named executive officers

—   Independent consultant

—    Performance graph

129 129 130 131 132 132 133 133
Executive compensation tables and narratives

—   Summary compensation table

—    Outstanding share-based awards and option-based awards table

—   Incentive plan awards table for named executive officers – Value vested during the year

—   Proceeds realized in 2013 from compensation awards granted in prior years

—   Equity compensation plan information

—   Pension plan benefits table

—   Status of prior long-term incentive compensation plans

134 136 137 138 139 139 140

Overview

Providing energy to help meet the demands of both Canada and the rest of North America is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business approach and supports key business strategies as outlined below.

Business environment

—	Long investment horizons;

—	Large capital investments;

—	Complex operating and financial risks;

—	National scope of company operations; and

—	Commodity-based cyclical product prices.

Key business strategies

—	Personnel safety and operational excellence;

—	Grow profitable sales volumes;

—	Disciplined, selective and long-term focus on improving the productivity of the company’s asset mix; and

—	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow.

Focus on these key business strategies is a company priority and supports long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business environment and support key business strategies are:

—	long-term career orientation with high individual performance standards (see page 124);

—	base salary that rewards individual performance and experience (see page 125);

—	annual bonus grants to select executives based on company performance, as well as individual performance and experience (see page 125);

—	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods and risk of forfeiture (see page 126); and

—	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 128 through 129).

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

The company’s success in managing risk over multiple year periods is achieved through emphasis on flawless execution through a disciplined management framework called the Operations Integrity Management System (OIMS), which has been in place since the early 1990’s. The OIMS framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. The compensation program is designed to ensure that senior executives have a strong financial incentive to protect the safety and security of our employees and the communities and environment in which we operate, to effectively manage risk and operate the business with effective business controls, as well as to create value for company shareholders through their actions by increasing shareholder return, net income, return on capital employed, and advancing the long-term strategic direction of the company.

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

Compensation components

The largest percentage of total compensation (excluding compensatory pension value) to senior executives is in the form of restricted stock units and an annual bonus. In the judgment of the committee, this mix of short and long-term incentives strikes an appropriate balance in aligning the interests of the senior executives with the business priorities of the company and sustainable growth in long-term shareholder value. Ongoing reviews of our compensation program, including short and long- term incentives, ensure continued relevance of this mix and ongoing applicability for the company.

Restricted stock units

—	Long holding periods - As noted above, to further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for periods that typically far exceed the holding periods of competitor stock programs. The lengthy holding periods are tailored to the company’s business model. The vesting provisions of the stock program are as follows:

—	to the chairman, president and chief executive officer:
•	50 percent of each grant vests on the fifth anniversary of the date of grant; and
•	the balance vests on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and

—	to all other senior executives:
•	50 percent of each grant vests on the third anniversary of the date of grant; and
•	the balance vests on the seventh anniversary of the date of grant.
—	Risk of forfeiture – During these long holding periods, the restricted stock units are at risk of forfeiture for resignation or detrimental activity. The long vesting periods on restricted stock units and the risk of forfeiture together support an appropriate risk/reward profile that reinforces the long-term orientation expected of senior executives.

Annual bonus

—	Delayed payout – Payout of 50 percent of the annual bonus is delayed. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies and further discourages inappropriate risk taking.
—	Recoupment (“claw-back”) and forfeiture – The entire annual bonus is subject to recoupment (“claw-back”) and the delayed portion of the annual bonus is subject to forfeiture in the event of material negative restatement of the company’s reported financial or operating results. This reinforces the importance of the company’s financial controls and compliance programs. These claw-back and forfeiture provisions also apply if an executive resigns or engages in detrimental activity.

Common programs

All executives of the company, including the named executive officers, participate in common programs (the same salary, incentive and retirement programs). Inappropriate risk taking is discouraged at all levels of the company through similar compensation design features and allocation of awards. Within these programs, the compensation of executives is differentiated based on individual performance assessment, level of responsibility and individual experience. All executives on loan assignment from Exxon Mobil Corporation also participate in common programs, which are administered by Exxon Mobil Corporation. The executive resources committee reviews and approves compensation recommendations for each named executive officer prior to implementation.

Pension

The company’s defined benefit pension plan and supplemental pension arrangements are highly dependent on executives remaining with the company for a career and performing at the highest levels until retirement. This dimension of total compensation encourages executives to take a long-term view when making business decisions and to focus on achieving sustainable growth for shareholders.

Other supporting compensation and staffing practices

—	A long established program of management development and succession planning is in place to reinforce a career orientation and ensure continuity of leadership.

—	The use of perquisites at the company is very limited, and mainly composed of two elements: financial planning for senior executives and the selective use of club memberships which are largely tied to building business relationships.

—	No tax assistance is provided by the company on any elements of executive officer compensation or perquisites other than relocation. The relocation program is broad-based and applies to all executive, management, professional and technical transferred employees.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Business performance and basis for compensation

The assessment of individual performance is conducted through the company’s employee appraisal program. Conducted annually, the appraisal process assesses performance against relevant business performance measures and objectives, including the means by which performance is achieved. These business performance measures may include:

—	safety, health and environmental performance;

—	risk management;

—	total shareholder return;

—	net income;

—	return on capital employed;

—	cash distribution to shareholders;

—	operating performance of the upstream, downstream and chemical segments; and

—	effectiveness of actions that support the long-term strategic direction of the company.

The appraisal process involves comparative assessment of employee performance using a standard process throughout the organization and at all levels. This process is integrated with the compensation program which results in significant pay differentiation between higher and lower performers. The appraisal process is also integrated with the executive development process. Both have been in place for many years and are the basis for planning individual development and succession for management positions. The decision-making process with respect to compensation requires judgment, taking into account business and individual performance and responsibility. Quantitative targets or formulae are not used to assess individual performance or determine the amount of compensation.

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

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this on-going strategy. Their career service ranges from approximately 28 to 36 years.

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

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2013 maintained the company’s desired competitive orientation in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation.

Annual bonus

Annual bonuses were granted to fewer than 90 executives to reward their contributions to the business during the past year. The bonus program is established annually by the executive resources committee based on financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In establishing the annual bonus program and individual executive awards, the executive resources committee:

—	considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;

—	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 123;

—	uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business; and

—	considers a comparison with the majority shareholder.

The cost of the 2013 annual bonus program was $9.5 million versus $13.2 million in 2012. The change in the amount of the annual bonus program reflects a decrease in corporate earnings of 25 percent. The company’s net income for 2013 was approximately $2.8 billion; return on average capital employed was approximately 13 percent. Excluding capital for assets under construction, return on average capital employed would be greater than 20 percent. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

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

Specifically, earnings bonus units are cash awards that are tied to future cumulative earnings per share. Earnings bonus units pay out when a specified level of cumulative earnings per share is achieved or within three years, whichever is earlier. For earnings bonus units granted in 2013, the maximum settlement value (trigger) or cumulative earnings per share required for payout remained at $3.25. The trigger is intentionally set at a level that is expected to be achieved within the three-year period and reinforces the company’s principle of continuous improvement in business performance.

If cumulative earnings per share do not reach $3.25 within three years, the payment with respect to the earnings bonus units will be reduced to an amount equal to the number of units times the actual cumulative earnings per share over the period.

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

Since November 2011, for executives, the entire annual bonus is subject to a forfeiture and claw-back feature if there is a material negative restatement in the financial results of the company. This claw-back feature may require the executives to forfeit some or all of any unvested earnings bonus units granted in the three years prior to the restatement. Executives may be required to repay to the company any cash amounts received from bonus or earnings bonus units that were paid out five years prior to the restatement. In addition, the forfeiture and claw-back provisions also apply to the annual bonus in the event an executive engages in detrimental behavior during employment or up to two years after leaving the company, including working for a competitor.

Long-term incentive compensation – Restricted stock units

The company’s only long-term incentive compensation plan is a restricted stock unit plan, in place since December 2002. The current plan’s vesting periods are as follows:

—	to the chairman, president and chief executive officer:

•	50 percent of each grant vests on the fifth anniversary of the date of grant; and

•	the balance vests on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and

—	to all other senior executives:

•	50 percent of each grant vests on the third anniversary of the date of grant; and

•	the balance vests on the seventh anniversary of the date of grant.

Granting compensation in the form of restricted stock units with long vesting periods as described above is aligned with the long-term nature of the company’s business. This stock program design helps keep executives focused on the key premise that decisions made today affect the performance of the organization and company stock for many years to come. This practice supports a risk/reward model that reinforces a long-term view, which is critical to the company’s business success, and discourages inappropriate risk taking.

The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 131. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to remain with the company. Grant level guidelines for the restricted stock unit program award the same number of shares for the same level of individual performance and classification or level of responsibility, and may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if near-term performance is deemed to have changed significantly at time of grant. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units. Restricted stock units are not included in pension calculations.

The vesting periods, which are greater than those in use by most other companies, reinforce the company’s focus on growing shareholder value over the long term by linking a large percentage of executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. The vesting period for restricted stock unit awards is not subject to acceleration, except in the case of death. The long vesting periods ensure that a substantial portion of the compensation received by the chairman, president and chief executive officer, as well as other key senior executives, will be received subsequent to retirement. The value of this compensation is at risk in the event that their decisions as senior executives prior to retirement negatively impact share market value after retirement. The objective of these aforementioned vesting periods is to hold senior executives accountable for many years into the future, and even into retirement, for investment and operating decisions made today. This type of compensation design removes employee discretion in the timing of exercising restricted stock units, supports alignment with the long-term interests of shareholders, and reinforces retention objectives.

In 2013, the executive resources committee determined, after an analysis of the competitive orientation of the company’s restricted stock unit program, that current levels of restricted stock units continue to be appropriate. In 2013, 670 recipients, including 83 executives, were granted 1,654,540 restricted stock units.

Exercise of restricted stock units

Restricted stock units will be exercised pursuant to the vesting provisions described in the previous section. Restricted stock units cannot be assigned.

Upon vesting, each restricted stock unit entitles the recipient the right to receive an amount equal to the value of one common share of the company, based on the five day average closing price of the company’s shares on the vesting date and the four preceding trading days. For units granted to senior executives other than the chairman, president and chief executive officer, 50 percent of the units will be exercised as a cash payment on the third and seventh anniversary of the grant date, with the following exception: for units granted to Canadian residents, the recipient may receive one common share of the company per unit or elect to receive a cash payment for the units to be exercised on the seventh anniversary. For all units granted to the chairman, president and chief executive officer, upon vesting, the recipient may receive one common share of the company per unit or elect to receive a cash payment for the units to be exercised on the vesting date. During the restricted period, the recipient will also receive cash payments equivalent to the cash dividends paid to holders of regular common stock.

As of February 13, 2014 there are 4,232,417 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.50 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold approximately 9 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.04 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the exercise of restricted stock units is 223,750 common shares, which is about 0.03 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. T.G. Scott and P.J. Masschelin hold Exxon Mobil Corporation restricted stock granted in 2009 and previous years, as well as the company’s restricted stock units granted since 2010. R.M. Kruger also holds Exxon Mobil Corporation restricted stock granted in 2012 and previous years, as well as the company’s restricted stock units granted in 2013.

Amendments to the restricted stock unit plan

In 2008, the company’s restricted stock unit plan was amended to provide that the number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time or as issued in any one year. The Toronto Stock Exchange advised that this amendment did not require shareholder approval. Additionally, shareholders approved the following changes to the restricted stock unit plan:

—	In addition to the existing three and seven year vesting provisions, include an additional vesting period option for 50 percent of restricted stock units to vest on the fifth anniversary of the date of grant, with the remaining 50 percent of the grant to vest on the later of the tenth anniversary of the date of grant or the date of retirement of the grantee. The recipient of such restricted stock units may receive one common share of the company per unit or elect to receive the cash payment for all units to be exercised. The choice of which vesting period provision to use will be at the discretion of the company.

—	Set out which amendments in the future will require shareholder approval, and which amendments will only require director approval and to set an exercise price based on the weighted average price of the company’s shares on the exercise date and the four consecutive trading days immediately prior to the exercise date.

As of November 2011, the restricted stock unit plan was amended to include language confirming the long-standing practice of not forfeiting any restricted stock units in the event that grantee’s continued employment terminates on or after the date grantee reaches the age of 65 in circumstances where grantee becomes entitled to an annuity under the company’s retirement plan.

Forfeiture risk

Restricted stock units are subject to forfeiture if:

—	A recipient retires or terminates employment with the company. The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that restricted stock units shall not be forfeited.

—	During employment or during the period of two years after the termination of employment, the recipient, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company.

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except that R.M Kruger, P.J. Masschelin and T.G. Scott, participate in the Exxon Mobil Corporation pension plans (both tax-qualified and non-qualified).

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the defined benefit obligation for each named executive officer of the company in 2013 can be found in the pension plan benefits table beginning on page 139.

The current version of the company’s defined benefit plan has been in place since 1998 and is available to all employees including executives. Predecessor plans have been in place since 1919, including a historic provision with a 1.6 percent accrual formula that was closed to new participants at the end of 1997. All named executive officers, except those who are participants in Exxon Mobil Corporation’s plans (R.M Kruger, P.J. Masschelin and T.G. Scott), are participants of this historic 1.6 percent provision of the plan. It can provide an annual benefit of 1.6 percent of final three-year average earnings per each year of service, with a partial offset for applicable government pension benefits. An employee may elect to forego three of the six percent of the company’s matching contributions to the savings plan under one of the options of that plan (except for R.M. Kruger, P.J. Masschelin and T.G. Scott), to receive additional pension value equal to 0.4 percent of the employee’s final three-year average earnings, multiplied by the employee’s years of service, while foregoing such company contributions.

The company’s supplemental pension arrangements provide an annual benefit of 1.6 percent of final average bonus earnings times years of service and also address any portions of the above formula that cannot be paid from the registered plan due to tax regulations. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. Earnings, for the purpose of the company’s registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 125. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 134 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described above. As of February 13, 2014, the number of completed years of service with the company was 28.4 for B.G. Merkel. B.W. Livingston retired on December 31, 2013 with 29.4 completed years of service.

R.M. Kruger, P.J. Masschelin and T.G. Scott are not participants in the company’s pension plan, but are participants in Exxon Mobil Corporation’s pension plans. Under those plans, as of February 13, 2014, R.M. Kruger has 32.6 years of credited service, P.J. Masschelin has 36.2 years of credited service and T.G. Scott has 27.7 years of credited service. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined-benefit pension arrangement the employee participates. All named executive officers are members of the historic 1.6 percent defined-benefit pension plan, and are eligible to receive a company matching contribution of up to six percent, except for R.M. Kruger, P.J. Masschelin and T.G. Scott, who participate in the Exxon Mobil Corporation savings plan and tax-qualified and non-qualified pension plans, which have provisions different from the company plan.

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account or a registered (tax-deferred) group retirement savings plan (RRSP) account, subject in the latter case to contribution limits under the Income Tax Act.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. Company matching contributions must be allocated to company shares initially, and remain in that investment for a minimum of 24 months, after which they can be redeemed for other investment options. As of February 13, 2014, employees hold 9,708,323 shares through the company savings plan and the employees are allowed to vote these shares.

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
ConocoPhillips Canada

The company is a national employer drawing from a wide range of disciplines. It is important to understand its competitive orientation relative to a variety of oil and non-oil employers. Compensation trends across industries, based on survey data, are prepared annually by independent external consultant, Towers Watson, with additional analysis and recommendation provided by the company’s internal compensation advisors. Consistent with the executive resources committee’s practice of using well-informed judgment rather than formulae to determine executive compensation, the committee does not target any specific percentile among comparator companies to align compensation. Rather, the total compensation program (excluding perquisites) is focused on a range between the mid-point and the upper quartile of comparable employers, reflecting the company’s emphasis on quality management. This approach applies to salaries and the annual incentive program that includes bonus and restricted stock units.

As a secondary source of data, the executive resources committee also considers a comparison with the majority shareholder when it determines the annual bonus program. For the restricted stock unit program, the executive resources committee also reviews a summary of data of the comparator companies provided by the same external consultant above in order to assist in assessing total value of long-term compensation grants. As a result, grant level guidelines may be adjusted periodically to maintain the program’s competitive orientation. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units.

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

Details of the compensation assessment for the named executive officers are outlined in more detail on pages 131 and 132.

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

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for R.M. Kruger, P.J. Masschelin and T.G. Scott, are similar to those of the company. The data used for long-term compensation determination for R.M. Kruger, P.J. Masschelin and T.G. Scott is as described above, as they received company restricted stock units in 2013. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. R.M. Kruger’s compensation determination is described in more detail on page 132.

2013 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2013 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2013. The executive resources committee considered the results over multiple years, in recognition of the long-term nature of the company’s business.

—	Strong results in the areas of safety, health and environment.

—	Satisfactory management of risk through effective business controls, as confirmed by independent audit.

—	Net income of approximately $2.8 billion, down 25 percent versus last year.

—	Total shareholder return of approximately 11 percent, with a ten-year annual average of approximately 10 percent.

—	Industry-leading return on average capital employed of approximately 13 percent, with an average of approximately 26 percent since the beginning of 2000.

—	Start-up of the Kearl oil sands mining project, the largest capital investment in the company’s history.

—	Over 80 percent of capital invested in company growth, including the Kearl and Nabiye projects and the acquisition of Celtic.

—	$407 million distributed to shareholders as dividends in 2013.

—	Continued AAA rating from Standard & Poor’s.

Performance assessment considerations

The above results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.

Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.

The same long-term key business strategies noted on page 121 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

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

2013 chief executive officer compensation assessment

R.M. Kruger was appointed chairman, president and chief executive officer of the company on March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981 in various upstream and downstream assignments with responsibilities in the United States, the former Soviet Union, the Middle East, Africa and Southeast Asia. In his previous position, Mr. Kruger was vice-president of Exxon Mobil Corporation and president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee approved a salary increase of $33,000 U.S. to $798,000 U.S., effective January 1, 2014.

Mr. Kruger’s 2013 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Kruger’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity, or if Mr. Kruger should leave the company before normal retirement.

The executive resources committee has determined that the overall compensation of Mr. Kruger is appropriate based on the company’s financial and operating performance and its assessment of his effectiveness in leading the organization.

Key factors considered by the committee in determining his overall compensation level include:

—	safety metrics and environmental performance;

—	risk management;

—	continuing progress on advancing long-term strategic interests such as the Kearl and Nabiye projects;

—	financial results;

—	government relations;

—	productivity;

—	leadership;

—	cost effectiveness; and

—	asset management.

Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets. The higher level of pay for Mr. Kruger, compared to the other named executive officers, reflects his greater level of responsibility, including his ultimate responsibility for the performance of the company, and oversight of the other senior executives.

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2013 incentive awards and salary adjustments align with:

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

Independent consultant

In fulfilling its responsibilities during 2013, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained Towers Watson, an independent consultant, to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, Towers Watson was not retained to provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 63 oil and gas companies including integrated oil companies, oil and gas producers, oil and gas service companies and includes equity issues and income trusts.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was 171 percent, for an average annual return of 10 percent. Over the past five years, the cumulative total shareholder return was 21 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the company’s focus on growing shareholder value over the long term by linking executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price for the company’s stock on the date of grant.

(a)	Effective December 21, 2012, S&P has discontinued the S&P/TSX Equity Energy Index. This has been replaced with the S&P/TSX Composite Energy Index (STENRSR).

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller and the three other most highly compensated executive officers of the company who were serving as at the end of 2013. This information includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2013	Year	Salary ($)	Share- based awards ($) (b)	Option- based awards ($) (c)	Non-equity incentive plan compensation ($)		Pension value ($) (f)	All other compensation ($) (g)	Total compensation ($) (h)
					Annual incentive plans (d)	Long- term incentive plans (e)
R.M. Kruger (a) (i) Chairman, president and chief executive officer (since March 1, 2013)	2013	590,905	4,194,346	-	492,292	0	(70,900)	(1,092,583)	4,114,060
B.H. March (a) (i) Chairman, president and chief executive officer (until March 1, 2013)	2013	157,060	0	-	0	0	513,321	130,601	800,982
	2012	569,772	2,657,068	-	468,113	366,447	1,657,835	304,761	6,023,996
	2011	524,223	2,192,320	-	362,604	438,447	1,308,434	830,876	5,656,904
P.J. Masschelin (a) Senior vice-president, finance and administration, and controller	2013	454,701	1,032,525	-	122,043	0	(194,661)	834,036	2,248,644
	2012	431,244	951,975	-	174,230	183,251	633,457	(79,309)	2,294,848
	2011	414,763	994,500	-	181,401	262,248	672,897	578,196	3,104,005
T. G. Scott (a) Senior vice-president, upstream	2013	502,334	1,032,525	-	182,086	0	134,416	298,988	2,150,349
	2012	459,316	951,975	-	196,321	187,239	441,831	21,222	2,257,904
	2011	420,862	994,500	-	185,357	225,480	381,730	441,323	2,649,252
B.W. Livingston Vice-president, general counsel and corporate secretary (until December 31, 2013)	2013	448,000	1,032,525	-	183,600	0	(256,600)	126,528	1,534,053
	2012	435,750	951,975	-	201,200	189,678	402,200	75,593	2,256,396
	2011	421,167	994,500	-	189,600	249,150	567,700	73,724	2,495,841
B.G. Merkel Vice-president, fuels, lubricants and specialties marketing	2013	402,667	761,774	-	128,500	0	(399,300)	51,791	945,432
	2012	377,667	702,346	-	164,500	137,055	563,900	49,836	1,995,304
	2011	350,000	667,420	-	137,100	141,900	617,900	47,194	1,961,514

Footnotes to the Summary compensation table for named executive officers on the preceding page

(a)	R.M. Kruger, P.J. Masschelin and T.G. Scott have been on a loan assignment from Exxon Mobil Corporation since March 1, 2013, May 1, 2010 and July 1, 2010 respectively. B.H. March was on loan assignment from Exxon Mobil Corporation from January 1, 2008 until March 1, 2013. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for applicable compensation paid and employee benefits provided to them. All amounts paid to R.M. Kruger, B.H. March, P.J. Masschelin and T.G. Scott in U.S. dollars were converted to Canadian dollars at the average 2013 exchange rate of 1.0299. In 2011 and 2012, the average exchange rate was 0.9891 and 0.9996 respectively.
(b)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2013 was $45.89, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2011 was $44.20 and in 2012 was $42.31, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(c)	The company has not granted stock options since 2002. The stock option plan expired in 2012.
(d)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2013 cash bonus.
(e)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus unit payouts related to prior year grants. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 125. R.M. Kruger, P.J. Masschelin and T.G. Scott participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share. In 2013, there were no earnings bonus unit payouts to any named executive officer.
(f)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2013 as set out in the “Pension plan benefits” table on page 139. For B.H. March, the “Compensatory change” is valued as of the end of his assignment with the company.
(g)	Amounts under “All other compensation” include dividend equivalent payments on restricted stock units granted, savings plans contributions, loan assignment costs and the cost of perquisites including financial planning, business club memberships and any costs associated with parking. For each named executive officer, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. It is noted that in 2013, the actual dividend equivalent payments made were $21,912 for B.H. March (for the period January to March), $28,788 for P.J. Masschelin, $28,284 for T.G. Scott, $54,390 for B.W. Livingston and $32,214 for B.G. Merkel. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $522,444 for R.M. Kruger (for the period April to December), $7,544 for B.H. March (for the period January to March), $53,078 for P.J. Masschelin and $41,044 for T.G. Scott. These amounts were converted to Canadian dollars at the average 2013 exchange rate of 1.0299. In 2011 and 2012, the average exchange rate was 0.9891 and 0.9996, respectively. For R.M. Kruger, B.H. March, P.J. Masschelin and T.G. Scott the amounts under “All other compensation” also include loan assignment costs which consist mainly of expatriate allowances and the net effect of tax equalization costs in the year associated with their assignments in Canada, the impact of which may be positive or negative in the year.
(h)	“Total compensation” for 2013 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.
(i)	Although R.M. Kruger’s assignment was effective March 1, 2013, and B.H. March’s ended the same day, the company reimbursed Exxon Mobil Corporation for applicable compensation costs beginning April 1, 2013 for R.M. Kruger and ending March 31, 2013 for B.H. March as well as for any trailing compensation associated with B.H. March’s assignment period with the company.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding as at December 31, 2013 for each of the named executive officers of the company.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#) (e)	Market or payout value of share- based awards that have not vested ($) (e)	Market or payout value of vested share- based awards not paid out or distributed ($)
R.M. Kruger (a)	-	-	-	-	91,400	4,299,456	-
B.H. March (b)	-	-	-	-	223,750	10,525,200	-
P.J. Masschelin (c)	-	-	-	-	77,800	3,659,712	-
T.G. Scott (d)	-	-	-	-	77,275	3,635,016	-
B.W. Livingston	-	-	-	-	112,250	5,280,240	-
B.G. Merkel	-	-	-	-	72,100	3,391,584	-

(a)	R.M. Kruger was granted restricted stock units in 2013 under the company’s plan. With respect to previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.M. Kruger held 229,300 Exxon Mobil Corporation restricted stock whose value on December 31, 2013 was $24,681,008 based on a closing price for Exxon Mobil Corporation shares on December 31, 2013 of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada.
(b)	B.H. March was granted restricted stock units from 2008 to 2012 under the company’s plan, while on assignment with the company.
(c)	P.J. Masschelin was granted restricted stock units from 2010 to 2013 under the company’s plan. With respect to previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.J. Masschelin held 15,450 Exxon Mobil Corporation restricted stock whose value on December 31, 2013 was $1,662,981 based on a closing price for Exxon Mobil Corporation shares on December 31, 2013 of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada.
(d)	T.G. Scott was granted restricted stock units from 2010 to 2013 under the company’s plan. With respect to previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, T.G. Scott held 12,150 Exxon Mobil Corporation restricted stock whose value on December 31, 2013 was $1,307,781 based on a closing price for Exxon Mobil Corporation shares on December 31, 2013 of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada.
(e)	Represents the total of the restricted stock units received from the company plan in 2007 through 2013. The value is based on the closing price of the company’s shares on December 31, 2013 of $47.04.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (e)	Non-equity incentive plan compensation – Value earned during the year ($) (f)

R.M. Kruger (a)	-	-	-

B.H. March (b)	-	-	-

P.J. Masschelin (c)	-	473,594	-

T.G. Scott (d)	-	449,455	-

B.W. Livingston	-	1,014,805	183,600

B.G. Merkel	-	547,860	128,500

(a)	Although R.M. Kruger received restricted stock units under the company’s plan in 2013, these restricted stock units have not vested. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 39,100 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $4,208,580 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. R.M. Kruger received an annual bonus from Exxon Mobil Corporation in 2013 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. R.M. Kruger received $492,292 with respect to the annual bonus awarded in 2013, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2013 exchange rate of 1.0299. In 2013, no earnings bonus units paid out.
(b)	B.H. March received restricted stock units under the company’s plan from 2008 to 2012. In 2013, after his assignment with the company had ended, 21,650 units of the 2008 grant vested, having a value at vest of $979,230.
(c)	P.J. Masschelin received restricted stock units under the company’s plan from 2010 to 2013. In 2013, the first 50 percent of the 2010 grant vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $592,000 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. P.J. Masschelin received an annual bonus from Exxon Mobil Corporation in 2013 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $122,043 with respect to the annual bonus awarded in 2013, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2013 exchange rate of 1.0299. In 2013, no earnings bonus units paid out.
(d)	T.G. Scott received restricted stock units under the company’s plan from 2010 to 2013. In 2013, the first 50 percent of the 2010 grant vested. In previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 4,050 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $435,927 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. T.G. Scott received an annual bonus from Exxon Mobil Corporation in 2013 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. T.G. Scott received $182,086 with respect to the annual bonus awarded in 2013, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2013 exchange rate of 1.0299. In 2013, no earnings bonus units paid out.
(e)	These values show restricted stock units granted by the company that vested in 2013. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For P.J. Masschelin and T.G. Scott the values represent restricted stock units granted in 2010, which vested in 2013. For B.W. Livingston and B.G. Merkel the value represents restricted stock units granted in 2006 and 2010, which vested in 2013.
(f)	These values include the annual cash bonus received in 2013 and any earnings bonus unit payouts related to prior year grants. In 2013, no earnings bonus units paid out.

Proceeds realized in 2013 from compensation awards granted in prior years - restricted stock units, stock options and earnings bonus units

Name	Proceeds from exercise of restricted stock units ($) (e)	Proceeds from exercise of stock options ($)	Receipt of proceeds of earnings bonus units ($) (f)

R.M. Kruger (a)	-	-	-

B.H. March (b)	-	-	-

P.J. Masschelin (c)	473,594	-	-

T.G. Scott (d)	449,455	-	-

B.W. Livingston	1,014,805	-	0

B.G. Merkel	547,860	-	0

(a)	Although R.M. Kruger received restricted stock units under the company’s plan in 2013, these restricted stock units have not vested. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 39,100 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $4,208,580 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. In 2013, no earnings bonus units paid out.
(b)	B.H. March received restricted stock units under the company’s plan from 2008 to 2012. In 2013, after his assignment with the company had ended, 21,650 units of the 2008 grant vested, having a value at vest of $979,230.
(c)	P.J. Masschelin received restricted stock units under the company’s plan from 2010 to 2013. In 2013, the first 50 percent of the 2010 grant vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 5,500 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $592,000 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. In 2013, no earnings bonus units paid out.
(d)	T.G. Scott received restricted stock units under the company’s plan from 2010 to 2013. In 2013, the first 50 percent of the 2010 grant vested. In previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2013, restrictions were removed on 4,050 Exxon Mobil Corporation restricted stock having a value as at December 31, 2013 of $435,927 based on the closing price of Exxon Mobil Corporation common shares of $101.20 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2013 of 1.0636 provided by the Bank of Canada. In 2013, no earnings bonus units paid out.
(e)	For P.J. Masschelin and T.G. Scott represents the proceeds of restricted stock units granted in 2010, which vested in 2013. For B.W. Livingston and B.G. Merkel represents the proceeds of restricted stock units granted in 2006 and 2010, which vested in 2013.The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days.
(f)	Represents the proceeds of earnings bonus unit payouts related to prior year grants. In 2013, no earnings bonus units paid out.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2013 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	4,232,417	-	6,258,295
Total	4,232,417		6,258,295

(a)	The company’s stock option plan expired in 2012.
(b)	This is a restricted stock unit plan, which is described on page 126.
(c)	The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2007 through 2013 and still outstanding.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2013) (#)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (e)	Compensatory change ($) (f)	Non- compensatory change ($) (g)	Closing present value of defined benefit obligation ($) (h)
		At year- end (c)	At age 65 (d)

R.M. Kruger (a)	-	-	-	-	-	-	-

B.H. March (a)	-	-	-	-	-	-	-

P.J. Masschelin (a)	-	-	-	-	-	-	-

T.G. Scott (a)	-	-	-	-	-	-	-

B.W. Livingston (b)	29.4	403,700	403,700	5,967,600	(256,600)	473,300	6,184,300

B.G. Merkel (b)	28.3	324,900	476,200	5,598,000	(399,300)	(510,400)	4,688,300

(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2013, R.M. Kruger had 32.5 years of credited service, P.J. Masschelin had 36.1 years, T.G. Scott had 27.6 years and as of the end of his assignment, B.H. March had 32.7 years of credited service. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2013 exchange rate of 1.0299.
(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan. B.W. Livingston retired December 31, 2013. The member accrued a full year of service in 2013. The annual benefits payable and the benefit obligation (determined based on pension-in-pay status) shown at December 31, 2013 are the member’s benefits payable from the registered plan and supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.

(c)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plans. For R.M. Kruger this value was $989,169, for P.J. Masschelin, this value was $450,846 and for T.G. Scott, this value was $368,327. For B.H. March, as of the end of his assignment, this value was $684,674. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(d)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2013. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2013. For R.M. Kruger this value was $1,302,097, for P.J. Masschelin this value was $527,696 and for T.G. Scott this value was $570,362. For B.H. March, as of the end of his assignment, this value was $863,556. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(e)	For members of the company’s pension plan, the “Opening present value of defined benefit obligation” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2012. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2012 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Opening present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2012. For R.M. Kruger this value was $12,376,925, for B.H. March this value was $10,138,651, for P.J. Masschelin this value was $6,918,616 and for T.G. Scott this value was $3,352,200.
(f)	The value for “Compensatory change” includes service cost for 2013 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2013 and the actual salary and bonus received in 2013 as described previously. For members of the Exxon Mobil Corporation pension plans, these values are calculated using the individual’s additional pensionable service in 2013 and the projected salary and bonus. There were no plan amendments in 2013 that affected these benefits. These values are calculated on a basis that is consistent with GAAP and with the valuation that was performed for accounting purposes for the plans. For R.M. Kruger this value was ($70,900), for P.J. Masschelin this value was ($194,661) and for T.G. Scott this value was $134,416. For B.H. March, as of the end of his assignment, this value was $513,321.
(g)	The value for “Non-compensatory change” includes impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2013 increased to 4.75 percent, from 3.75 percent at the end of 2012, which had a negative impact on the non-compensatory change element. For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest based on a discount rate of 5.0 percent at the end of 2013, up from 4.0 percent at the end of 2012, and operation of the plan’s rules for converting annuities to lump sums upon retirement. For R.M. Kruger this value was ($73,108), for P.J. Masschelin this value was ($722,376) and for T.G. Scott this value was $495,495. For B.H. March, as of the end of his assignment, this value was ($1,827,745).
(h)	For members of the company’s pension plan, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2013. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2013 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2013. For R.M. Kruger this value was $12,232,917, for P.J. Masschelin this value was $6,001,579 and for T.G. Scott this value was $3,982,111. For B.H. March, as of the end of his assignment, this value was $8,824,227.

Status of prior long-term incentive compensation plans

The company’s only long-term incentive compensation plan is the restricted stock unit plan described on page 126. There are no units outstanding for any historical plan.

V. Other important information

Effective date

The effective date of this management proxy circular is February 13, 2014.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 13, 2014, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE MKT LLC and a “majority controlled company” for purposes of the TSX Company Manual.

Transactions with Exxon Mobil Corporation

The company has written procedures that provide that any transactions between the company and Exxon Mobil Corporation and its subsidiaries are subject to review by the chairman, president, and chief executive officer. The board of directors receive an annual review of related party transactions with Exxon Mobil Corporation and its subsidiaries.

On June 25, 2012, the company implemented a 12-month “normal course” share purchase program under which it purchased none of its outstanding shares during the program between June 25, 2012 and June 24, 2013. On June 25, 2013, a 12-month share purchase program was implemented under which the company may purchase up to 1,000,000 of its outstanding shares. In 2013, there were no such share purchases and none from Exxon Mobil Corporation.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2013 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $4,423 million and $2,385 million, respectively. These transactions were conducted on terms comparable to those which would have been conducted with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with ExxonMobil and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd.

As at December 31, 2013, the company had an outstanding loan of $4,316 million under an existing agreement with ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of $5 billion at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice. In January 2014, the company increased the capacity of the loan facility to $6.25 billion; all other terms and conditions of the agreement remained unchanged. Additionally, the company had outstanding short-term loans of $75 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Auditor Information

PricewaterhouseCoopers LLP (“PwC”) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2013 and December 31, 2012 were as follows:

thousands of dollars	2013	2012

Audit fees	1,357	1,221

Audit-related fees	123	66

Tax fees	50	0

All other fees	0	0

Total fees	1,530	1,287

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2013.

Audit-related fees included other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.

Tax fees related to corporate tax returns and compliance matters associated with the Celtic acquisition.

The company did not engage the auditor for any other services.

The audit committee recommends the external auditor be appointed by the shareholders, fixes its remuneration and oversees its work. The audit committee also approves the proposed current year audit program of the external auditor, assesses the results of the program after the end of the program period and approves in advance any non-audit services to be performed by the external auditor after considering the effect of such services on their independence.

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

There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the contributions committee) is composed entirely of the independent directors and D.W. Woods, who is an officer of Exxon Mobil Corporation, and is, therefore, independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2013. There has been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitutes a departure from the Code.

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

Appendix B – Board of Director and Committee Charters

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

A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

—	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;

—	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

—	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

—	is free of any present or apparent potential legal impediment or conflict of interest, such as:

➢	serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

➢	serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

➢	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

—	is expected to remain qualified to serve for a minimum of five years;

—	will not, at the time that he or she stands for election or appointment, have attained the age of 72;

—	if an independent director, is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 15,000 common shares, deferred share units or restricted stock units of the corporation.

(b)	Tenure

(i)	Re-nomination

An incumbent director shall be supported for re-nomination as long as he or she:

—	does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;

—	makes a positive contribution to the effective performance of the directors;

—	regularly attends directors’ and committee meetings;

—	has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

—	is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;

—	in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;

—	will not, at the time that he or she stands for re-election, have attained the age of 72; however, under exceptional circumstances, at the request of the chief executive officer, the nominations and corporate governance committee may continue to support the nomination.

(ii)	Resignation

An incumbent director will resign in the event that he or she:

—	experiences a change in circumstances such as a change in his or her principal occupation, but not merely a change in geographic location;

—	displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;

—	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

—	develops a conflict of interest, such as

➢	assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

➢	assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

➢	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

➢	becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

10. Chairman and chief executive officer

(a)	Position description

The chairman and chief executive officer shall

1.	Plan and organize all activities of the board of directors;

2.	Ensure that the Board receives sufficient, timely information on all material aspects of the corporation’s operations and financial affairs;

3.	Chair annual and special meetings of the shareholders;

4.	Conduct the general management and direction of the business and affairs of the corporation;

5.	Recommend to the board of directors a strategic plan for the corporation’s business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;

6.	Develop and implement operational policies to guide the corporation within the limits prescribed by the corporation’s by-laws and the directions adopted by the board of directors;

7.	Identify, for review with the board of directors, the principal risks of the corporation’s business, where identifiable, and develop appropriate systems to manage such risks;

8.	Under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;

9.	Ensure compliance with the corporation’s code of ethics and business conduct so as to foster a culture of integrity throughout the company; and

10.	Ensure effective internal controls and management information systems are in place.

(b)	Minimum shareholding requirements. The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares, deferred share units and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter

  The structure, process and responsibilities of the audit committee shall include the following items and matters:

1.	(1)	The committee shall consist of five members, to be appointed by the board of directors from among the unrelated and independent directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation and are unrelated and independent.

	(2)	The committee shall, if possible, have one or more members who is an “audit committee financial expert” within the meaning of applicable law.

	(3)	Each member of the committee shall be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

	(4)	No committee member shall serve on the audit committee of more than two other public companies, unless the Board of Directors determines that such simultaneous service would not impair the ability of such director to effectively serve on the audit committee.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

	(a)	preside at committee meetings;

	(b)	ensure that meetings of the audit committee are held in accordance with this charter; and

	(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member or by the external auditors of the corporation, and notice of every meeting shall be given to the external auditors.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The external auditors and the internal auditor of the corporation shall report directly to the audit committee.

8.	The committee shall:

	(a)	recommend the external auditors to be appointed by the shareholders, fix their remuneration, which shall be paid by the corporation, and oversee their work.

	(b)	approve the proposed current year audit program of the external auditors and assess the results of the program after the end of the program period.

	(c)	approve in advance any non-audit services that are permitted by applicable law to be performed by the external auditors after considering the effect of such services on their independence.

	(d)	receive from the external auditors a formal written statement delineating all relationships between the external auditor and the corporation consistent with Independence Standards Board Standard 1, and shall actively engage in a dialogue with the external auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the external auditor and shall recommend that the board take any appropriate action to oversee the independence of the external auditor.

(e)	establish procedures for the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of the corporation of concerns regarding questionable accounting or auditing matters.

(f)	approve the proposed current year audit program of the internal auditors and assess the results of the program after the end of each quarter.

(g)	review annually the adequacy of the corporation’s liability and property insurance program.

(h)	review the adequacy of the corporation’s system of internal controls and auditing procedures.

(i)	review the accounting and financial reporting processes of the corporation.

(j)	approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.

(k)	review the annual and quarterly financial statements of the corporation, accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such financial statements by the board of directors.

(l)	review the results of the monitoring activity under the corporation’s business ethics compliance program.

(m)	review annually a summary of senior management expense accounts.

(n)	require attendances at its meetings by members of management, as the committee may direct.

(o)	review its mandate and its effectiveness at least annually.

(p)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Environment, Health and Safety Committee Charter

The structure, process and responsibilities of the environment, health and safety committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and (b) the non-independent directors who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the environment health and safety committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters of the environment, health and safety.

(b)	monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health and safety practices and matters, and advise the directors on the results and adequacy thereof.

(c)	monitor trends and review current and emerging public policy issues in matters of the environment, health and safety as they may impact the corporation’s operations.

(d)	review the impact of proposed legislation in matters of the environment, health and safety on the operations of the corporation and advise the directors and management as to the appropriate response of the corporation thereto.

(e)	recommend to the directors and management desirable policies and actions arising from its review and monitoring activity.

(f)	require attendances at its meetings by members of management, as the committee may direct.

(g)	review its mandate and its effectiveness at least annually.

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Executive Resources Committee Charter

The structure, process and responsibilities of the executive resources committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the (a) unrelated and independent directors; and (b) the non-independent members who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the executive resources committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel, compensation consultants or other advisors at the expense of the corporation. The committee shall be directly responsible for the appointment, compensation and oversight of the work of any independent legal counsel, compensation consultant or other advisor retained by the committee. The committee may select outside legal counsel, a compensation consultant or other advisor (an “Advisor”) to the committee only after taking into consideration all factors relevant to the Advisor’s independence from management, including the following:

—	the provision of other services to the corporation by the person that employs the Advisor;

—	the amount of fees received from the corporation by the person that employs the Advisor as a percentage of such that person’s total revenue;

—	the policies and procedures of the person that employs the Advisor that are designed to prevent conflicts of interest;

—	any business or personal relationship of the Advisor with a member of the committee;

—	any stock of the corporation owned by the Advisor; and

—	any business or personal relationship of the Advisor or the person employing the Advisor with an executive officer of the corporation.

7.	The committee shall:

(a)	monitor the performance of the chief executive officer.

(b)	review and approve corporate goals and objectives relevant to compensation of the chief executive officer and evaluate his performance in light of those goals and objectives.

(c)	review data on competitive compensation practices and review and evaluate policies and programs through which the corporation compensates its employees.

(d)	approve salaries and other compensation (including supplemental compensation such as cash bonuses and IEBU’s, long-term incentive compensation such as RSU’s, and any other payments for service), for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(e)	produce an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.

(f)	review the executive development system to ensure that it:

i.	foresees the company’s senior management requirements;

ii.	provides for early identification and development of key resources.

(g)	approve specific succession plans for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(h)	review the company’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof.

(i)	require attendance at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Nominations and Corporate Governance Committee Charter

The structure, process and responsibilities of the nominations and corporate governance committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and the (b) the non-independent directors who are not members of the company’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the nominations and corporate governance committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	oversee issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, the evaluation of the overall performance of the board, and the board’s relationship with management, and to report to the board on such matters.

(b)	make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.

(c)	review and recommend to the board of directors the procedure for identifying potential nominees for directorships, including guidelines to be used in the selection process.

(d)	review and recommend to the board of directors any modifications to the charters of the board or any of its committees.

(e)	review and recommend to the board of directors guidelines to be adopted relating to tenure of directors.

(f)	assist the chief executive officer to assess potential candidates for directorships and recommend to the board of directors proposed candidates for board membership to fill anticipated vacancies.

(g)	apply guidelines for board membership to incumbent directors and recommend to the chief executive officer and to the board of directors the slate of director candidates to be proposed for election by the shareholders at the annual meeting.

(h)	review and recommend the nonemployee directors’ compensation.

(i)	require attendances at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(l)	make a recommendation to the board of directors as to whether to accept or reject any resignation tendered by a director as provided in subclause 9(b)(ii) of the board of directors charter.

Contributions Committee Charter

The structure, process and responsibilities of the contributions and community investment committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the contributions and community investment committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters relating to “Community Investment”, which Community Investment shall consist of:

(i)	charitable contributions, including those made by means of the Imperial Oil Foundation;

(ii)	local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;

(iii)	the corporation’s share of community-serving projects described in subparagraph 7(a)(ii) above by joint ventures operated by other companies;

(iv)	funding for public policy groups;

(v)	university research awards;

(vi)	sponsorships whose primary purpose is to promote brand recognition, product sales or business development; and

(vii)	expenditures required under socio-economic agreements to gain access to resources;

(b)	review each year, prior to the development of the following year’s budget for Community Investment, proposed overall contributions objectives, policies and programs, including, as appropriate, goals and criteria, the level of corporate contributions, the subject areas to which contributions are to be made and the relative weighting thereof, and the need to make such contributions to gain access to resources or otherwise advance the business objectives of the company, and make such recommendations to the Board with respect thereto as it may deem advisable;

(c)	approve the proposed budget for charitable contributions and local community contributions, as described in subparagraphs 7(a)(i) and (ii), of the corporation and its consolidated affiliates, and review the proposed budget for charitable contributions for the Imperial Oil Foundation prior to the meeting of the Imperial Oil Foundation to approve such budget, and to review such budgets for charitable contributions and local community contributions as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year;

(d)	review the proposed budget for Community Investment other than as described in subparagraphs 7(a)(i) and (ii) of the corporation and its consolidated affiliates, as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year, and possible contributions of an unusual amount;

(e)	approve all grants or contributions for charitable contributions and local community contributions as described in subparagraphs 7(a)(i) and (ii) above $300,000;

(f)	require attendances at its meetings by members of management, as the committee may direct;

(g)	review its mandate and its effectiveness at least annually; and

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.