Form 10-Q
period 2014-03-31
IMPERIAL OIL LTD
filed 2014-05-07
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

YES         NO  ✓

The number of common shares outstanding, as of March 31, 2014, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The term “project” as used in this release can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three Months
	to March 31
millions of Canadian dollars	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	9,197	7,999
Investment and other income (note 3)	29	15

TOTAL REVENUES AND OTHER INCOME	9,226	8,014

EXPENSES
Exploration	21	23
Purchases of crude oil and products (c)	5,542	4,975
Production and manufacturing (d)	1,476	1,181
Selling and general	275	254
Federal excise tax (a)	370	326
Depreciation and depletion	280	185
Financing costs (note 5)	2	-

TOTAL EXPENSES	7,966	6,944

INCOME BEFORE INCOME TAXES	1,260	1,070
INCOME TAXES	314	272

NET INCOME	946	798

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	1.12	0.94
Net income per common share - diluted (note 8)	1.11	0.94
Dividends per common share	0.13	0.12

(a) Federal excise tax included in operating revenues	370	326
(b) Amounts from related parties included in operating revenues	816	861
(c) Amounts to related parties included in purchases of crude oil and products	770	1,243
(d) Amounts to related parties included in production and manufacturing expenses	86	86

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(U.S. GAAP, unaudited)	Three Months
	to March 31
millions of Canadian dollars	2014	2013

Net income	946	798

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	(38)	(102)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	38	51

Total other comprehensive income/(loss)	-	(51)

Comprehensive income	946	747

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET
(U.S. GAAP, unaudited)	As at	As at
	Mar 31	Dec 31
millions of Canadian dollars	2014	2013

ASSETS
Current assets
Cash	102	272
Accounts receivable, less estimated doubtful accounts (a)	2,738	2,084
Inventories of crude oil and products	1,017	1,030
Materials, supplies and prepaid expenses	383	342
Deferred income tax assets	649	559

Total current assets	4,889	4,287

Long-term receivables, investments and other long-term assets	1,338	1,332

Property, plant and equipment,	48,294	47,165
less accumulated depreciation and depletion	(16,059)	(15,845)

Property, plant and equipment, net	32,235	31,320

Goodwill	224	224
Other intangible assets, net	59	55

TOTAL ASSETS	38,745	37,218

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,843	1,843
Accounts payable and accrued liabilities (a) (note 7)	4,997	4,518
Income taxes payable	819	727

Total current liabilities	7,659	7,088

Long-term debt (c) (note 6)	4,442	4,444
Other long-term obligations (note 7)	3,114	3,091
Deferred income tax liabilities	3,169	3,071

TOTAL LIABILITIES	18,384	17,694

SHAREHOLDERS’ EQUITY
Common shares at stated value (d)	1,566	1,566
Earnings reinvested	20,516	19,679
Accumulated other comprehensive income (note 9)	(1,721)	(1,721)

TOTAL SHAREHOLDERS’ EQUITY	20,361	19,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	38,745	37,218

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $147 million (2013 - accounts payable and accrued liabilities included amounts payable to related parties of $170 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2013 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,316 million (2013 - $4,316 million).
(d)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2013 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
(U.S. GAAP, unaudited)	Three Months
inflow/(outflow)	to March 31
millions of Canadian dollars	2014	2013

OPERATING ACTIVITIES
Net income	946	798
Adjustments for non-cash items:
Depreciation and depletion	280	185
(Gain)/loss on asset sales (note 3)	(20)	(4)
Deferred income taxes and other	5	29
Changes in operating assets and liabilities:
Accounts receivable	(654)	(222)
Inventories, materials, supplies and prepaid expenses	(28)	(320)
Income taxes payable	92	(167)
Accounts payable and accrued liabilities	435	395
All other items - net (a)	29	(97)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,085	597

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,206)	(1,345)
Acquisition	-	(1,602)
Proceeds associated with asset sales (b)	75	8
Additional investments	(12)	-
Repayment of loan from equity company	-	4
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,143)	(2,935)

FINANCING ACTIVITIES
Short-term debt - net	-	687
Long-term debt issued	-	1,595
Reduction in capitalized lease obligations	(2)	(1)
Dividends paid	(110)	(102)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(112)	2,179

INCREASE (DECREASE) IN CASH	(170)	(159)
CASH AT BEGINNING OF PERIOD	272	482

CASH AT END OF PERIOD	102	323

(a) Included contribution to registered pension plans	(76)	(120)
(b) Included $50 million deposit for a potential asset sale

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission in the company’s 2013 Annual Report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2014, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.   Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	2,197	1,223	6,645	6,454	355	322
Intersegment sales	1,068	929	430	776	102	58
Investment and other income	13	2	13	12	1	-
	3,278	2,154	7,088	7,242	458	380
EXPENSES
Exploration	21	23	-	-	-	-
Purchases of crude oil and products	1,405	857	5,416	5,620	319	260
Production and manufacturing	1,029	747	386	382	61	53
Selling and general	2	1	210	218	17	17
Federal excise tax	-	-	370	326	-	-
Depreciation and depletion	222	128	52	52	3	3
Financing costs	2	-	-	-	-	-
TOTAL EXPENSES	2,681	1,756	6,434	6,598	400	333
INCOME BEFORE INCOME TAXES	597	398	654	644	58	47
INCOME TAXES	145	98	166	166	15	12
NET INCOME	452	300	488	478	43	35
Cash flows from (used in) operating activities	357	(124)	712	636	3	63
CAPEX (b)	1,163	2,938	48	27	2	1
Total assets as at March 31	32,326	25,986	6,043	6,588	401	380

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	9,197	7,999
Intersegment sales	-	-	(1,600)	(1,763)	-	-
Investment and other income	2	1	-	-	29	15
	2	1	(1,600)	(1,763)	9,226	8,014
EXPENSES
Exploration	-	-	-	-	21	23
Purchases of crude oil and products	-	-	(1,598)	(1,762)	5,542	4,975
Production and manufacturing	-	-	-	(1)	1,476	1,181
Selling and general	48	18	(2)	-	275	254
Federal excise tax	-	-	-	-	370	326
Depreciation and depletion	3	2	-	-	280	185
Financing costs	-	-	-	-	2	-
TOTAL EXPENSES	51	20	(1,600)	(1,763)	7,966	6,944
INCOME BEFORE INCOME TAXES	(49)	(19)	-	-	1,260	1,070
INCOME TAXES	(12)	(4)	-	-	314	272
NET INCOME	(37)	(15)	-	-	946	798
Cash flows from (used in) operating activities	13	22	-	-	1,085	597
CAPEX (b)	21	10	-	-	1,234	2,976
Total assets as at March 31	448	508	(473)	(343)	38,745	33,119

(a)	Included export sales to the United States of $1,426 million (2013 - $1,385 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases, additional investments and acquisition.

IMPERIAL OIL LIMITED

3.   Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2014	2013
Proceeds from asset sales	25	8
Book value of assets sold	5	4
Gain/(loss) on asset sales, before tax	20	4
Gain/(loss) on asset sales, after tax	16	3

4.   Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of dollars	2014	2013
Pension benefits:
Current service cost	38	45
Interest cost	79	70
Expected return on plan assets	(91)	(82)
Amortization of prior service cost	6	6
Amortization of actuarial loss	43	60
Net benefit cost	75	99

Other post-retirement benefits:
Current service cost	3	3
Interest cost	6	5
Amortization of actuarial loss	2	3
Net benefit cost	11	11

IMPERIAL OIL LIMITED

5.   Financing costs and additional notes and loans payable information

	Three Months to March 31
millions of dollars	2014	2013
Debt-related interest	21	10
Capitalized interest	(21)	(10)
Net interest expense	-	-
Other interest	2	-
Total financing costs	2	-

In the first quarter of 2014, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2015. All other terms and conditions of the facility remained unchanged. The company has not drawn on the facility.

6.   Long-term debt

	As at Mar 31	As at Dec 31
millions of dollars	2014	2013

Long-term debt	4,316	4,316
Capital leases	126	128

Total long-term debt	4,442	4,444

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion. All other terms and conditions of the agreement remained unchanged.

7.   Other long-term obligations

millions of dollars	As at Mar 31 2014	As at Dec 31 2013

Employee retirement benefits (a)	1,430	1,448
Asset retirement obligations and other environmental liabilities (b)	1,269	1,258
Share-based incentive compensation liabilities	175	140
Other obligations	240	245

Total other long-term obligations	3,114	3,091

(a)	Total recorded employee retirement benefits obligations also included $53 million in current liabilities (2013 - $53 million).

(b)	Total asset retirement obligations and other environmental liabilities also included $155 million in current liabilities (2013 - $154 million).

IMPERIAL OIL LIMITED

8.   Net income per share

	Three Months to March 31
	2014	2013
Net income per common share – basic

Net income (millions of dollars)	946	798

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6

Net income per common share (dollars)	1.12	0.94

Net income per common share – diluted

Net income (millions of dollars)	946	798

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6
Effect of share-based awards (millions of shares)	2.9	3.0
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.5	850.6
Net income per common share (dollars)	1.11	0.94

9.   Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2014	2013

Balance at January 1	(1,721)	(2,455)

Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(38)	(102)
Amounts reclassified from accumulated other comprehensive income	38	51
Balance at March 31	(1,721)	(2,506)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

	Three Months to March 31
millions of dollars	2014	2013

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(51)	(69)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

	Three Months to March 31
millions of dollars	2014	2013

Post-retirement benefits liability adjustments:

Post-retirement benefits liability adjustment (excluding amortization)	(13)	(35)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	13	18
	–	(17)

IMPERIAL OIL LIMITED

10.   Subsequent event

On May 1, 2014, the company completed the sale of its interests in conventional oil and gas assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House in western Canada for cash proceeds of approximately $855 million. The assets involved in the transaction produced about 15,000 oil-equivalent barrels per day in 2013 on a net before royalty basis. The company’s gain on the sale, which is subject to final closing adjustments, is anticipated to be in the range of $635 million to $700 million ($475 million to $525 million, after tax).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

First quarter 2014 vs. first quarter 2013

The company’s net income for the first quarter of 2014 was $946 million or $1.11 per share on a diluted basis, compared with $798 million or $0.94 per share for the same period last year.

Upstream net income in the first quarter was $452 million, $152 million higher than the same period of 2013. Earnings increased primarily due to higher liquids realizations of about $200 million, along with the impact of Kearl production and higher Syncrude volumes totalling $90 million. Earnings were also higher by about $85 million due to the impact of a weaker Canadian dollar. These factors were partially offset by higher royalty costs of about $115 million, lower Cold Lake volumes of about $65 million and higher energy costs of about $40 million.

The company’s average realizations from the sales of synthetic crude oil increased 11 percent in the first quarter of 2014 versus the first quarter of 2013. The increased realizations reflected increases in West Texas Intermediate (WTI) crude oil benchmark price, which was up about five percent, and the impact of a weaker Canadian dollar. The company’s average bitumen realizations in Canadian dollars in the first quarter were $65.19 per barrel versus $43.63 per barrel in the first quarter of 2013 as the price spread between light crude oil and bitumen narrowed. The company’s average realizations on natural gas sales of $6.56 per thousand cubic feet in the first quarter of 2014 were higher by $3.06 per thousand cubic feet versus the same period in 2013.

Gross production of Cold Lake bitumen averaged 147,000 barrels per day, down from 164,000 barrels from the same period last year. Lower volumes were primarily due to the cyclic nature of steaming and associated production, along with the impact of several unplanned third-party power outages.

The company’s share of Syncrude’s gross production in the first quarter was 73,000 barrels per day, up from 65,000 barrels in the first quarter of 2013. Increased production was the result of improved reliability.

Gross production from the Kearl initial development was 70,000 barrels per day (50,000 barrels Imperial’s share). Production continued to ramp up during the quarter as progress was made towards stabilizing production at the targeted rate of 110,000 barrels per day (78,000 barrels Imperial’s share).

Gross production of conventional crude oil averaged 22,000 barrels per day in the first quarter, versus 20,000 barrels in the corresponding period in 2013.

Gross production of natural gas during the first quarter of 2014 was 205 million cubic feet per day, up from 187 million cubic feet in the same period last year, reflecting contributions from the Celtic (XTO Energy Canada) acquisition completed in the first quarter of 2013.

Downstream net income was $488 million in the first quarter compared to $478 million in the first quarter of 2013. Increased earnings were primarily due to improved reliability in the first quarter of 2014 partially offset by lower industry refining margins.

Chemical net income was $43 million in the first quarter, up from $35 million in the same quarter in 2013. Higher margins across all major product lines contributed to the increase.

Net income effects from Corporate and Other were negative $37 million in the first quarter, versus negative $15 million in the same period of 2013, primarily due to changes in share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,085 million in the first quarter, versus $597 million in the corresponding period in 2013. Higher cash flow was primarily due to higher earnings and working capital effects.

Investing activities used net cash of $1,143 million in the first quarter, compared with $2,935 million in the same period of 2013 (which included $1,602 million for the Celtic acquisition). Additions to property, plant and equipment were $1,206 million in the first quarter, compared with $1,345 million during the same quarter in 2013. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion and Cold Lake Nabiye projects.

Cash used in financing activities was $112 million in the first quarter, compared with cash from financing activities of $2,179 million in the first quarter of 2013. Dividends paid in the first quarter of 2014 were $110 million, $8 million higher than the corresponding period in 2013. Per-share dividend paid in the first quarter was $0.13, up from $0.12 in the same period of 2013.

The above factors led to a decrease in the company’s balance of cash to $102 million at March 31, 2014, from $272 million at the end of 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2014 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

Earnings sensitivity millions of dollars after tax
Nine dollars (U.S.) per barrel change in crude oil prices	+ (-)	435
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	620

The sensitivity of net income to changes in crude oil prices decreased from year-end 2013 by about $6 million (after tax) a year for each one U.S. dollar change. The decrease was primarily a result of the impact of higher royalty costs for production at Syncrude and Cold Lake due to higher prices for bitumen at the end of the first quarter of 2014.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from year-end 2013 by about $13 million (after tax) a year for each one-cent change, primarily due to the increase in bitumen prices.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2014 (January 1 – January 31)	0	0	0	1,000,000
February 2014 (February 1 – February 28)	0	0	0	1,000,000
March 2014 (March 1 – March 31)	0	0	0	1,000,000

(1)	On June 21, 2013, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2013 to June 24, 2014. Unlike prior programs, this maximum amount is not reduced by common shares purchased for the company’s employee savings plan, the company’s employee retirement plan and from Exxon Mobil Corporation. If not previously terminated, the program will end on June 24, 2014.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED
(Registrant)

/s/ Paul J. Masschelin
Date: May 6, 2014	-------------------------------------------------
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

/s/ Brent A. Latimer
Date: May 6, 2014	-------------------------------------------------
(Signature)
Brent A. Latimer
Assistant Secretary