Form 10-Q
period 2014-06-30
IMPERIAL OIL LTD
filed 2014-08-06
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

YES          NO  ✓

The number of common shares outstanding, as of June 30, 2014, was 847,599,011.

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

The term “project” as used in this release can refer to a variety of different activities and does not necessarily have the same meaning as under government payment transparency reports

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	9,399	7,894	18,596	15,893
Investment and other income (note 3)	650	64	679	79

TOTAL REVENUES AND OTHER INCOME	10,049	7,958	19,275	15,972

EXPENSES
Exploration	17	21	38	44
Purchases of crude oil and products (c)	6,035	5,001	11,577	9,976
Production and manufacturing (d)	1,390	1,468	2,866	2,649
Selling and general	296	252	571	506
Federal excise tax (a)	383	330	753	656
Depreciation and depletion	280	452	560	637
Financing costs (note 5)	2	2	4	2

TOTAL EXPENSES	8,403	7,526	16,369	14,470

INCOME BEFORE INCOME TAXES	1,646	432	2,906	1,502
INCOME TAXES	414	105	728	377

NET INCOME	1,232	327	2,178	1,125

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	1.45	0.39	2.57	1.33
Net income per common share - diluted (note 8)	1.45	0.38	2.56	1.32
Dividends per common share	0.13	0.12	0.26	0.24

(a) Federal excise tax included in operating revenues	383	330	753	656
(b) Amounts from related parties included in operating revenues	742	364	1,558	1,225
(c) Amounts to related parties included in purchases of crude oil and products	1,058	1,283	1,828	2,526
(d) Amounts to related parties included in production and manufacturing expenses	89	84	175	170

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2014	2013	2014	2013

Net income	1,232	327	2,178	1,125

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	(38)	(102)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	37	51	75	102

Total other comprehensive income/(loss)	37	51	37	-

Comprehensive income	1,269	378	2,215	1,125

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2014	As at Dec 31 2013

ASSETS
Current assets
Cash	171	272
Accounts receivable, less estimated doubtful accounts (a)	2,405	2,084
Inventories of crude oil and products	1,123	1,030
Materials, supplies and prepaid expenses	422	342
Deferred income tax assets	676	559

Total current assets	4,797	4,287

Long-term receivables, investments and other long-term assets	1,309	1,332

Property, plant and equipment,	47,901	47,165
less accumulated depreciation and depletion	(14,886)	(15,845)

Property, plant and equipment, net	33,015	31,320

Goodwill	224	224
Other intangible assets, net	53	55

TOTAL ASSETS	39,398	37,218

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,624	1,843
Accounts payable and accrued liabilities (a) (note 7)	4,752	4,518
Income taxes payable	710	727

Total current liabilities	7,086	7,088

Long-term debt (c) (note 6)	4,445	4,444
Other long-term obligations (note 7)	2,917	3,091
Deferred income tax liabilities	3,431	3,071

TOTAL LIABILITIES	17,879	17,694

SHAREHOLDERS’ EQUITY
Common shares at stated value (d)	1,566	1,566
Earnings reinvested	21,637	19,679
Accumulated other comprehensive income (note 9)	(1,684)	(1,721)

TOTAL SHAREHOLDERS’ EQUITY	21,519	19,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	39,398	37,218

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $4 million (2013 - accounts payable and accrued liabilities included amounts payable to related parties of $170 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2013 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,316 million (2013 - $4,316 million).
(d)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2013 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2014	2013	2014	2013

OPERATING ACTIVITIES
Net income	1,232	327	2,178	1,125
Adjustments for non-cash items:
Depreciation and depletion	280	452	560	637
(Gain)/loss on asset sales (note 3)	(640)	(51)	(660)	(55)
Deferred income taxes and other	221	141	226	170
Changes in operating assets and liabilities:
Accounts receivable	333	5	(321)	(217)
Inventories, materials, supplies and prepaid expenses	(145)	(177)	(173)	(497)
Income taxes payable	(109)	45	(17)	(122)
Accounts payable and accrued liabilities	(239)	113	196	508
All other items - net (a)	66	(117)	95	(214)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	999	738	2,084	1,335

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,295)	(1,616)	(2,501)	(2,961)
Acquisition	-	-	-	(1,602)
Proceeds associated with asset sales	732	54	807	62
Additional investments	(32)	-	(44)	-
Repayment of loan from equity company	-	-	-	4

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(595)	(1,562)	(1,738)	(4,497)

FINANCING ACTIVITIES
Short-term debt - net	(223)	348	(223)	1,035
Long-term debt issued	-	799	-	2,394
Reduction in capitalized lease obligations	(2)	(2)	(4)	(3)
Dividends paid	(110)	(102)	(220)	(204)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(335)	1,043	(447)	3,222

INCREASE (DECREASE) IN CASH	69	219	(101)	60
CASH AT BEGINNING OF PERIOD	102	323	272	482

CASH AT END OF PERIOD	171	542	171	542

(a) Included contribution to registered pension plans	(96)	(178)	(172)	(298)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

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

The results for the six months ended June 30, 2014, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	2,109	1,383	6,901	6,197	389	314
Intersegment sales	1,043	1,018	370	412	115	86
Investment and other income	643	45	7	18	(1)	-

	3,795	2,446	7,278	6,627	503	400

EXPENSES
Exploration	17	21	-	-	-	-
Purchases of crude oil and products	1,430	866	5,781	5,379	351	271
Production and manufacturing (c)	987	881	350	534	53	54
Selling and general	1	2	214	216	19	15
Federal excise tax	-	-	383	330	-	-
Depreciation and depletion (c)	216	147	58	299	3	3
Financing costs	2	-	-	2	-	-

TOTAL EXPENSES	2,653	1,917	6,786	6,760	426	343

INCOME BEFORE INCOME TAXES	1,142	529	492	(133)	77	57
INCOME TAXES	285	132	126	(36)	20	15

NET INCOME	857	397	366	(97)	57	42

Cash flows from (used in) operating activities	633	588	248	99	74	52
CAPEX (b)	1,237	1,569	135	50	6	2

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	9,399	7,894
Intersegment sales	-	-	(1,528)	(1,516)	-	-
Investment and other income	1	1	-	-	650	64

	1	1	(1,528)	(1,516)	10,049	7,958

EXPENSES
Exploration	-	-	-	-	17	21
Purchases of crude oil and products	-	-	(1,527)	(1,515)	6,035	5,001
Production and manufacturing (c)	-	-	-	(1)	1,390	1,468
Selling and general	63	19	(1)	-	296	252
Federal excise tax	-	-	-	-	383	330
Depreciation and depletion (c)	3	3	-	-	280	452
Financing costs	-	-	-	-	2	2

TOTAL EXPENSES	66	22	(1,528)	(1,516)	8,403	7,526

INCOME BEFORE INCOME TAXES	(65)	(21)	-	-	1,646	432
INCOME TAXES	(17)	(6)	-	-	414	105

NET INCOME	(48)	(15)	-	-	1,232	327

Cash flows from (used in) operating activities	44	(1)	-	-	999	738
CAPEX (b)	20	16	-	-	1,398	1,637

(a)	Included export sales to the United States of $1,370 million (2013 - $1,306 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases, additional investments and acquisition.
(c)	A second quarter 2013 charge in the Downstream segment of $355 million ($264 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $110 million, reported as part of production and manufacturing expenses. Amounts incurred related to the project at the end of the second quarter 2014 associated with decommissioning, environmental and employee-related costs were $70 million.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	4,306	2,606	13,546	12,651	744	636
Intersegment sales	2,111	1,947	800	1,188	217	144
Investment and other income	656	47	20	30	-	-

	7,073	4,600	14,366	13,869	961	780

EXPENSES
Exploration	38	44	-	-	-	-
Purchases of crude oil and products	2,835	1,723	11,197	10,999	670	531
Production and manufacturing (c)	2,016	1,628	736	916	114	107
Selling and general	3	3	424	434	36	32
Federal excise tax	-	-	753	656	-	-
Depreciation and depletion (c)	438	275	110	351	6	6
Financing costs	4	-	-	2	-	-

TOTAL EXPENSES	5,334	3,673	13,220	13,358	826	676

INCOME BEFORE INCOME TAXES	1,739	927	1,146	511	135	104
INCOME TAXES	430	230	292	130	35	27

NET INCOME	1,309	697	854	381	100	77

Cash flows from (used in) operating activities	990	464	960	735	77	115
CAPEX (b)	2,400	4,507	183	77	8	3
Total assets as at June 30	32,940	27,870	6,121	6,391	377	379

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2014	2013	2014	2013	2014	2013
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	18,596	15,893
Intersegment sales	-	-	(3,128)	(3,279)	-	-
Investment and other income	3	2	-	-	679	79

	3	2	(3,128)	(3,279)	19,275	15,972

EXPENSES
Exploration	-	-	-	-	38	44
Purchases of crude oil and products	-	-	(3,125)	(3,277)	11,577	9,976
Production and manufacturing (c)	-	-	-	(2)	2,866	2,649
Selling and general	111	37	(3)	-	571	506
Federal excise tax	-	-	-	-	753	656
Depreciation and depletion (c)	6	5	-	-	560	637
Financing costs	-	-	-	-	4	2

TOTAL EXPENSES	117	42	(3,128)	(3,279)	16,369	14,470

INCOME BEFORE INCOME TAXES	(114)	(40)	-	-	2,906	1,502
INCOME TAXES	(29)	(10)	-	-	728	377

NET INCOME	(85)	(30)	-	-	2,178	1,125

Cash flows from (used in) operating activities	57	21	-	-	2,084	1,335
CAPEX (b)	41	26	-	-	2,632	4,613
Total assets as at June 30	535	798	(575)	(464)	39,398	34,974

(a)	Included export sales to the United States of $2,796 million (2013 - $2,691 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases, additional investments and acquisition.
(c)	A second quarter 2013 charge in the Downstream segment of $355 million ($264 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $110 million, reported as part of production and manufacturing expenses. Amounts incurred related to the project at the end of the second quarter 2014 associated with decommissioning, environmental and employee-related costs were $70 million.

IMPERIAL OIL LIMITED

3.     Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2014	2013	2014	2013
Proceeds from asset sales (a)	782	54	807	62
Book value of assets sold	142	3	147	7

Gain/(loss) on asset sales, before tax (a)	640	51	660	55

Gain/(loss) on asset sales, after tax (a)	480	38	496	41

(a)	The second quarter and six months ended June 30, 2014 included gains of $638 million ($478 million, after tax) from the sale of the company’s interest in producing conventional assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House. $50 million of the cash proceeds associated with this sale were received in the first quarter of 2014.

4.     Employee retirement benefits

The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of dollars	2014	2013	2014	2013
Pension benefits:
Current service cost	39	45	77	90
Interest cost	80	70	159	140
Expected return on plan assets	(91)	(81)	(182)	(163)
Amortization of prior service cost	5	5	11	11
Amortization of actuarial loss	43	61	86	121

Net benefit cost	76	100	151	199

Other post-retirement benefits:
Current service cost	2	2	5	5
Interest cost	6	6	12	11
Amortization of actuarial loss	2	2	4	5

Net benefit cost	10	10	21	21

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

	Second Quarter		Six Months to June 30
millions of dollars	2014	2013	2014	2013
Debt-related interest	20	16	41	26
Capitalized interest	(20)	(16)	(41)	(26)

Net interest expense	-	-	-	-
Other interest	2	2	4	2

Total financing costs	2	2	4	2

In the first quarter of 2014, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2015. All other terms and conditions of the facility remained unchanged. The company has not drawn on the facility.

6.	Long-term debt

millions of dollars	As at June 30 2014	As at Dec 31 2013
Long-term debt	4,316	4,316
Capital leases	129	128

Total long-term debt	4,445	4,444

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion. All other terms and conditions of the agreement remained unchanged.

7.	Other long-term obligations

millions of dollars	As at June 30 2014	As at Dec 31 2013
Employee retirement benefits (a)	1,331	1,448
Asset retirement obligations and other environmental liabilities (b)	1,135	1,258
Share-based incentive compensation liabilities	223	140
Other obligations	228	245

Total other long-term obligations	2,917	3,091

(a)	Total recorded employee retirement benefits obligations also included $53 million in current liabilities (2013 - $53 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $155 million in current liabilities (2013 - $154 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Second Quarter		Six Months to June 30
	2014	2013	2014	2013
Net income per common share - basic

Net income (millions of dollars)	1,232	327	2,178	1,125

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6

Net income per common share (dollars)	1.45	0.39	2.57	1.33

Net income per common share - diluted

Net income (millions of dollars)	1,232	327	2,178	1,125

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Effect of share-based awards (millions of shares)	3.1	3.2	3.0	3.1

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.7	850.8	850.6	850.7

Net income per common share (dollars)	1.45	0.38	2.56	1.32

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2014	2013
Balance at January 1	(1,721)	(2,455)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(38)	(102)
Amounts reclassified from accumulated other comprehensive income	75	102

Balance at June 30	(1,684)	(2,455)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

	Second Quarter		Six Months to June 30
millions of dollars	2014	2013	2014	2013
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(50)	(68)	(101)	(137)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

	Second Quarter		Six Months to June 30
millions of dollars	2014	2013	2014	2013
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	(13)	(35)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	13	17	26	35

	13	17	13	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Second quarter 2014 vs. second quarter 2013

The company’s net income for the second quarter of 2014 was $1,232 million or $1.45 per share on a diluted basis, compared with $327 million or $0.38 per share for the same period last year.

Upstream net income in the second quarter was $857 million, $460 million higher than the same period of 2013. Earnings in the second quarter of 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. Earnings were also higher by about $70 million due to the impact of a weaker Canadian dollar and higher bitumen realizations of about $55 million. These factors were partially offset by higher royalty costs of about $70 million. The incremental contribution of Kearl production in the second quarter was essentially offset by lower Syncrude and Cold Lake volumes.

The company’s average realizations from the sales of synthetic crude oil increased about 11 percent in the second quarter of 2014 to $111.95 per barrel versus $100.97 per barrel in the second quarter of 2013. The increased realizations reflected increases in West Texas Intermediate (WTI) crude oil benchmark price, which was up about nine percent, and the impact of a weaker Canadian dollar. The company’s average bitumen realizations in Canadian dollars in the second quarter were $75.92 per barrel versus $65.66 per barrel in the second quarter of 2013 as the price spread between light crude oil and bitumen narrowed. The company’s average realizations on natural gas sales of $4.08 per thousand cubic feet in the second quarter of 2014 were higher by $0.58 per thousand cubic feet versus the same period in 2013.

Gross production of Cold Lake bitumen averaged 138,000 barrels per day in the second quarter, down from 144,000 barrels in the same period last year. Lower volumes were primarily due to planned maintenance activities at the Mahihkan facilities. The planned maintenance activities were completed and the plant returned to normal operations at the beginning of the third quarter.

Gross production from the Kearl initial development in the second quarter was 73,000 barrels per day (52,000 barrels Imperial’s share) up from 6,000 barrels per day (4,000 barrels Imperial’s share) during the second quarter of 2013 when the Kearl initial development started up. April 2014 production was significantly lower than the quarterly average due to planned maintenance and reliability improvement repairs. Production growth resumed throughout the rest of the quarter, averaging 85,000 barrels per day (60,000 barrels Imperial’s share) in June.

The company’s share of Syncrude’s gross production in the second quarter was 51,000 barrels per day, down from 68,000 barrels in the second quarter of 2013. Higher planned and unplanned maintenance activities were the main contributor to the lower production. The maintenance activities were completed and one of the impacted coker units returned to normal operations during the quarter while the second impacted coker unit returned to normal operations at the beginning of the third quarter.

Gross production of conventional crude oil averaged 18,000 barrels per day in the second quarter, versus 22,000 barrels in the corresponding period in 2013. On May 1, 2014, the company completed the sale of its interests in conventional oil and gas assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House in western Canada. The lower production volume was primarily the impact of divested properties.

Gross production of natural gas during the second quarter of 2014 was 158 million cubic feet per day, down from 204 million cubic feet in the same period last year, reflecting the impact of divested properties.

Downstream net income was $366 million in the second quarter, $463 million higher than the second quarter of 2013. Earnings in the second quarter of 2013 included a charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings also increased due to the impacts of improved refinery reliability of about $120 million while higher marketing margins and sales volumes contributed some $70 million.

Chemical net income was $57 million in the second quarter, up from $42 million in the same quarter in 2013. The second quarter 2014 earnings were the best quarterly earnings on record. Higher polyethylene sales volumes and margins were the main contributors to the increase.

Net income effects from Corporate and Other were negative $48 million in the second quarter, versus negative $15 million in the same period of 2013, primarily due to changes in share-based compensation charges.

Six months 2014 vs. six months 2013

Net income in the first six months of 2014 was $2,178 million, of $2.56 per share on a diluted basis, versus $1,125 million of $1.32 per share for the first half of 2013.

Upstream net income for the first six months of 2014 was $1,309 million, $612 million higher than the same period of 2013. Earnings in 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. Earnings also increased due to higher liquids realization of about $250 million and the impact of a weaker Canadian dollar of about $155 million. These factors were partially offset by higher royalty costs of about $165 million and higher energy costs of about $55 million. The incremental contribution of Kearl production was essentially offset by lower Syncrude and Cold Lake volumes.

The company’s average realizations from the sale of synthetic crude oil increased about 11 percent in the first six months of 2014 to $108.76 per barrel versus $98.39 per barrel in the corresponding period last year. The increased realizations reflected the increase in the WTI crude oil benchmark price, which was up about seven percent, and the impact of a weaker Canadian dollar. The company’s average bitumen realizations in Canadian dollars for the six months year-to-date in 2014 were $70.79 per barrel versus $54.03 per barrel in the same period in 2013 as the price spread between light crude oil and bitumen narrowed. The company’s average realizations on natural gas sales of $5.49 per thousand cubic feet in the first six months of 2014 were higher by $1.99 per thousand cubic feet versus the same period in 2013.

Gross production of Cold Lake bitumen averaged 142,000 barrels per day in the first six months, down from 154,000 barrels from the same period last year. Lower volumes were primarily due to the cyclic nature of steaming and associated production and the impacts of several unplanned third-party power outages in the first quarter and planned maintenance activities in the second quarter.

Gross production from the Kearl initial development in the first six months of 2014 was 72,000 barrels per day (51,000 barrels Imperial’s share).

During the first six months of 2014, the company’s share of gross production from Syncrude averaged 62,000 barrels per day, down from 67,000 barrels from the same period of 2013. Higher maintenance activities were the main contributor to the lower volumes.

Gross production of conventional crude oil averaged 20,000 barrels per day in the first half of 2014, unchanged from the same period in 2013.

Gross production of natural gas during the first six months of 2014 was 181 million cubic feet per day, down from 195 million cubic feet in the same period last year. The lower production volume was primarily the impact of divested properties.

Downstream net income was $854 million, up $473 million in the same period of 2013. Earnings in the first half of 2013 included a charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings also increased due to the impacts of improved refinery reliability of about $220 million, higher marketing margins and sales volumes totaling about $85 million and a weaker Canadian dollar of about $50 million. These factors were partially offset by lower industry refining margins of about $150 million.

Chemical net income was $100 million, the best first six months earnings on record and up $23 million over the same period in 2013. Higher margins across all major product lines and higher polyethylene sales volumes were the main contributors to the increase.

For the six months of 2014, net income effects from Corporate & Other were negative $85 million, versus negative $30 million in 2013, primarily due to changes in share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $999 million in the second quarter, versus $738 million in the corresponding period in 2013. Higher cash flow was primarily due to higher earnings partially offset by working capital effects.

Investing activities used net cash of $595 million in the second quarter, compared with $1,562 million in the same period of 2013. Additions to property, plant and equipment were $1,295 million in the second quarter, compared with $1,616 million during the same quarter in 2013. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion and Cold Lake Nabiye projects.

Proceeds from asset sales were $732 million in the second quarter, primarily related to the sale of conventional upstream producing assets, compared with $54 million in the second quarter of 2013.

Cash used in financing activities was $335 million in the second quarter, compared with cash from financing activities of $1,043 million in the second quarter of 2013. In the second quarter, the company reduced the level of its short-term debt by redeeming $223 million of its outstanding commercial paper. Dividends paid in the second quarter of 2014 were $110 million, $8 million higher than the corresponding period in 2013. Per-share dividend paid in the second quarter was $0.13, up from $0.12 in the same period of 2013

The above factors led to a decrease in the company’s balance of cash to $171 million at June 30, 2014 from $272 million at the end of 2013.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. Imperial Oil is evaluating the standard and its effect on the company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2014 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2014.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2014 (April 1 – April 30)	0	0	0	1,000,000
May 2014 (May 1 – May 31)	0	0	0	1,000,000
June 2014 (June 1 – June 30)	0	0	0	1,000,000

(1)	On June 21, 2013, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2013 to June 24, 2014. Unlike prior programs, this maximum amount is not reduced by common shares purchased for the company’s employee savings plan, the company’s employee retirement plan or from Exxon Mobil Corporation. The program ended on June 24, 2014.
(2)	On June 23, 2014, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2014 to June 24, 2015. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2015.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED
(Registrant)

Date: August 5, 2014	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: August 5, 2014	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary