Form 10-Q
period 2014-09-30
IMPERIAL OIL LTD
filed 2014-11-05
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

YES          NO    ✓

The number of common shares outstanding, as of September 30, 2014, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	9,641	8,577	28,237	24,470
Investment and other income (note 3)	17	17	696	96

TOTAL REVENUES AND OTHER INCOME	9,658	8,594	28,933	24,566

EXPENSES
Exploration	14	30	52	74
Purchases of crude oil and products (c)	6,100	5,484	17,677	15,460
Production and manufacturing (d)	1,358	1,325	4,224	3,974
Selling and general	254	291	825	797
Federal excise tax (a)	412	385	1,165	1,041
Depreciation and depletion	276	223	836	860
Financing costs (note 5)	(1)	(1)	3	1

TOTAL EXPENSES	8,413	7,737	24,782	22,207

INCOME BEFORE INCOME TAXES	1,245	857	4,151	2,359
INCOME TAXES	309	210	1,037	587

NET INCOME	936	647	3,114	1,772

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	1.10	0.76	3.67	2.09
Net income per common share - diluted (note 8)	1.10	0.76	3.66	2.08
Dividends per common share	0.13	0.12	0.39	0.36

(a) Federal excise tax included in operating revenues	412	385	1,165	1,041
(b) Amounts from related parties included in operating revenues	1,201	711	2,759	1,936
(c) Amounts to related parties included in purchases of crude oil and products	1,111	1,018	2,939	3,544
(d) Amounts to related parties included in production and manufacturing expenses	93	85	268	255

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2014	2013	2014	2013

Net income	936	647	3,114	1,772

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	—	—	(38)	(102)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	34	52	109	154

Total other comprehensive income/(loss)	34	52	71	52

Comprehensive income	970	699	3,185	1,824

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2014	2013

ASSETS
Current assets
Cash	43	272
Accounts receivable, less estimated doubtful accounts (a)	2,301	2,084
Inventories of crude oil and products	1,107	1,030
Materials, supplies and prepaid expenses	396	342
Deferred income tax assets	618	559

Total current assets	4,465	4,287

Long-term receivables, investments and other long-term assets	1,379	1,332

Property, plant and equipment,	49,263	47,165
less accumulated depreciation and depletion	(15,141)	(15,845)

Property, plant and equipment, net	34,122	31,320

Goodwill	224	224
Other intangible assets, net	52	55

TOTAL ASSETS	40,242	37,218

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,759	1,843
Accounts payable and accrued liabilities (a) (note 7)	4,571	4,518
Income taxes payable	698	727

Total current liabilities	7,028	7,088

Long-term debt (c) (note 6)	4,443	4,444
Other long-term obligations (note 7)	2,817	3,091
Deferred income tax liabilities	3,575	3,071

TOTAL LIABILITIES	17,863	17,694

SHAREHOLDERS’ EQUITY
Common shares at stated value (d)	1,566	1,566
Earnings reinvested	22,463	19,679
Accumulated other comprehensive income (note 9)	(1,650)	(1,721)

TOTAL SHAREHOLDERS’ EQUITY	22,379	19,524

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	40,242	37,218

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $79 million (2013 - accounts payable and accrued liabilities included amounts payable to related parties of $170 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2013 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,316 million (2013 - $4,316 million).
(d)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2013 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2014	2013	2014	2013

OPERATING ACTIVITIES
Net income	936	647	3,114	1,772
Adjustments for non-cash items:
Depreciation and depletion	276	223	836	860
(Gain)/loss on asset sales (note 3)	(4)	(5)	(664)	(60)
Deferred income taxes and other	185	106	411	276
Changes in operating assets and liabilities:
Accounts receivable	104	51	(217)	(166)
Inventories, materials, supplies and prepaid expenses	42	46	(131)	(451)
Income taxes payable	(12)	(485)	(29)	(607)
Accounts payable and accrued liabilities	(216)	(226)	(20)	282
All other items - net (a)	(81)	(59)	14	(273)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,230	298	3,314	1,633

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,351)	(1,810)	(3,852)	(4,771)
Acquisition	—	—	—	(1,602)
Proceeds from asset sales	7	6	814	68
Additional investments	(35)	—	(79)	—
Repayment of loan from equity company	—	—	—	4

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,379)	(1,804)	(3,117)	(6,301)

FINANCING ACTIVITIES
Short-term debt - net	135	325	(88)	1,359
Long-term debt issued	—	819	—	3,213
Reduction in capitalized lease obligations	(3)	(2)	(7)	(5)
Dividends paid	(111)	(102)	(331)	(305)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	21	1,040	(426)	4,262

INCREASE (DECREASE) IN CASH	(128)	(466)	(229)	(406)
CASH AT BEGINNING OF PERIOD	171	542	272	482

CASH AT END OF PERIOD	43	76	43	76

(a) Included contribution to registered pension plans	(95)	(163)	(267)	(461)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

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

The results for the nine months ended September 30, 2014, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2014	2013	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a)	2,365	1,786	6,912	6,469	364	322
Intersegment sales	1,077	1,397	318	415	93	96
Investment and other income	2	8	14	9	—	—

	3,444	3,191	7,244	6,893	457	418

EXPENSES
Exploration	14	30	—	—	—	—
Purchases of crude oil and products	1,590	1,307	5,701	5,789	296	295
Production and manufacturing	917	880	389	396	52	50
Selling and general	(1)	1	234	217	17	17
Federal excise tax	—	—	412	385	—	—
Depreciation and depletion	219	168	52	50	3	3
Financing costs	(1)	—	—	(1)	—	—

TOTAL EXPENSES	2,738	2,386	6,788	6,836	368	365

INCOME BEFORE INCOME TAXES	706	805	456	57	89	53
INCOME TAXES	174	201	113	11	23	14

NET INCOME	532	604	343	46	66	39

Cash flows from (used in) operating activities	1,072	601	114	(315)	77	7
CAPEX (b)	1,280	1,765	127	51	7	3

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2014	2013	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a)	—	—	—	—	9,641	8,577
Intersegment sales	—	—	(1,488)	(1,908)	—	—
Investment and other income	1	—	—	—	17	17

	1	—	(1,488)	(1,908)	9,658	8,594

EXPENSES
Exploration	—	—	—	—	14	30
Purchases of crude oil and products	—	—	(1,487)	(1,907)	6,100	5,484
Production and manufacturing	—	—	—	(1)	1,358	1,325
Selling and general	5	56	(1)	—	254	291
Federal excise tax	—	—	—	—	412	385
Depreciation and depletion	2	2	—	—	276	223
Financing costs	—	—	—	—	(1)	(1)

TOTAL EXPENSES	7	58	(1,488)	(1,908)	8,413	7,737

INCOME BEFORE INCOME TAXES	(6)	(58)	—	—	1,245	857
INCOME TAXES	(1)	(16)	—	—	309	210

NET INCOME	(5)	(42)	—	—	936	647

Cash flows from (used in) operating activities	(33)	5	—	—	1,230	298
CAPEX (b)	20	21	—	—	1,434	1,840

(a)	Included export sales to the United States of $2,092 million (2013 - $1,380 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases, additional investments and acquisition.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of dollars	2014	2013	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a)	6,671	4,392	20,458	19,120	1,108	958
Intersegment sales	3,188	3,344	1,118	1,603	310	240
Investment and other income	658	55	34	39	—	—

	10,517	7,791	21,610	20,762	1,418	1,198

EXPENSES
Exploration	52	74	—	—	—	—
Purchases of crude oil and products	4,425	3,030	16,898	16,788	966	826
Production and manufacturing (c)	2,933	2,508	1,125	1,312	166	157
Selling and general	2	4	658	651	53	49
Federal excise tax	—	—	1,165	1,041	—	—
Depreciation and depletion (c)	657	443	162	401	9	9
Financing costs	3	—	—	1	—	—

TOTAL EXPENSES	8,072	6,059	20,008	20,194	1,194	1,041

INCOME BEFORE INCOME TAXES	2,445	1,732	1,602	568	224	157
INCOME TAXES	604	431	405	141	58	41

NET INCOME	1,841	1,301	1,197	427	166	116

Cash flows from (used in) operating activities	2,062	1,065	1,074	420	154	122
CAPEX (b)	3,680	6,272	310	128	15	6
Total assets as at September 30	33,799	29,693	6,027	6,159	381	374

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2014	2013	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Operating revenues (a)	—	—	—	—	28,237	24,470
Intersegment sales	—	—	(4,616)	(5,187)	—	—
Investment and other income	4	2	—	—	696	96

	4	2	(4,616)	(5,187)	28,933	24,566

EXPENSES
Exploration	—	—	—	—	52	74
Purchases of crude oil and products	—	—	(4,612)	(5,184)	17,677	15,460
Production and manufacturing (c)	—	—	—	(3)	4,224	3,974
Selling and general	116	93	(4)	—	825	797
Federal excise tax	—	—	—	—	1,165	1,041
Depreciation and depletion (c)	8	7	—	—	836	860
Financing costs	—	—	—	—	3	1

TOTAL EXPENSES	124	100	(4,616)	(5,187)	24,782	22,207

INCOME BEFORE INCOME TAXES	(120)	(98)	—	—	4,151	2,359
INCOME TAXES	(30)	(26)	—	—	1,037	587

NET INCOME	(90)	(72)	—	—	3,114	1,772

Cash flows from (used in) operating activities	24	26	—	—	3,314	1,633
CAPEX (b)	61	47	—	—	4,066	6,453
Total assets as at September 30	426	364	(391)	(509)	40,242	36,081

(a)	Included export sales to the United States of $4,888 million (2013 - $4,071 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant, equipment and intangibles, additions to capital leases, additional investments and acquisition.
(c)	A second quarter 2013 charge in the Downstream segment of $355 million ($264 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $110 million, reported as part of production and manufacturing expenses. Amounts incurred related to the project at the end of the third quarter 2014 associated with decommissioning, environmental and employee-related costs were $79 million.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2014	2013	2014	2013

Proceeds from asset sales (a)	7	6	814	68
Book value of assets sold	3	1	150	8

Gain/(loss) on asset sales, before tax (a)	4	5	664	60

Gain/(loss) on asset sales, after tax (a)	2	5	498	46

(a)	The nine months ended September 30, 2014 included gains of $638 million ($478 million, after tax) from the sale of the company’s interest in producing conventional assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House.

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2014	2013	2014	2013

Pension benefits:
Current service cost	37	46	114	136
Interest cost	82	71	241	211
Expected return on plan assets	(95)	(85)	(277)	(248)
Amortization of prior service cost	6	6	17	17
Amortization of actuarial loss	39	61	125	182

Net benefit cost	69	99	220	298

Other post-retirement benefits:
Current service cost	3	3	8	8
Interest cost	7	5	19	16
Amortization of actuarial loss	1	3	5	8

Net benefit cost	11	11	32	32

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

	Third Quarter		Nine Months to September 30
millions of dollars	2014	2013	2014	2013

Debt-related interest	20	21	61	47
Capitalized interest	(20)	(21)	(61)	(47)

Net interest expense	—	—	—	—
Other interest	(1)	(1)	3	1

Total financing costs	(1)	(1)	3	1

In the first quarter of 2014, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2015. The company has not drawn on the facility.

6.	Long-term debt

millions of dollars	As at Sept 30 2014	As at Dec 31 2013

Long-term debt	4,316	4,316
Capital leases	127	128

Total long-term debt	4,443	4,444

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion.

In the third quarter of 2014, the company extended the maturity date of its existing $500 million stand-by long-term bank credit facility to August 2016. The company has not drawn on the facility.

7.	Other long-term obligations

millions of dollars	As at Sept 30 2014	As at Dec 31 2013

Employee retirement benefits (a)	1,237	1,448
Asset retirement obligations and other environmental liabilities (b)	1,139	1,258
Share-based incentive compensation liabilities	222	140
Other obligations	219	245

Total other long-term obligations	2,817	3,091

(a)	Total recorded employee retirement benefits obligations also included $53 million in current liabilities (2013 - $53 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $157 million in current liabilities (2013 - $154 million).

IMPERIAL OIL LIMITED

8.	Net income per share

	Third Quarter		Nine Months to September 30
	2014	2013	2014	2013

Net income per common share - basic

Net income (millions of dollars)	936	647	3,114	1,772

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6

Net income per common share (dollars)	1.10	0.76	3.67	2.09

Net income per common share - diluted

Net income (millions of dollars)	936	647	3,114	1,772

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Effect of share-based awards (millions of shares)	3.3	3.4	3.1	3.2

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.9	851.0	850.7	850.8

Net income per common share (dollars)	1.10	0.76	3.66	2.08

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2014	2013

Balance at January 1	(1,721)	(2,455)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(38)	(102)
Amounts reclassified from accumulated other comprehensive income	109	154

Balance at September 30	(1,650)	(2,403)

Amounts reclassified out of accumulated other comprehensive income - before-tax income/(expense):

	Third Quarter		Nine Months to September 30
millions of dollars	2014	2013	2014	2013

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(46)	(70)	(147)	(207)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income:

	Third Quarter		Nine Months to September 30
millions of dollars	2014	2013	2014	2013

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	—	—	(13)	(35)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	12	18	38	53

	12	18	25	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Third quarter 2014 vs. third quarter 2013

The company’s net income for the third quarter of 2014 was $936 million or $1.10 per share on a diluted basis, compared with $647 million or $0.76 per share for the same period last year.

Upstream net income in the third quarter was $532 million, $72 million lower than the same period of 2013. Earnings in the third quarter of 2014 reflected the impact of lower bitumen and synthetic crude oil realizations of about $200 million. Earnings also decreased due to higher royalties along with higher energy and other operating costs totalling about $90 million. These factors were partially offset by higher liquids volumes of about $140 million, primarily due to incremental contribution from Kearl production, and the impact of a weaker Canadian dollar of about $85 million.

The company’s average realizations from the sales of synthetic crude oil decreased about 10 percent in the third quarter of 2014 to $102.58 per barrel versus $113.63 per barrel in the third quarter of 2013. The decreased realizations largely followed the West Texas Intermediate (WTI) crude oil benchmark price, which was down about eight percent to $97.25 per barrel, in U.S. dollars. The company’s average bitumen realizations at $74.82 per barrel, also followed the trend of WTI, and were down about eight percent versus the third quarter of 2013. The company’s average realizations on natural gas sales of $3.58 per thousand cubic feet in the third quarter of 2014 were higher by $0.92 per thousand cubic feet versus the same period in 2013.

Gross production of Cold Lake bitumen averaged 149,000 barrels per day in the third quarter, up from 147,000 barrels in the same period last year.

Gross production from the Kearl initial development in the third quarter was 78,000 barrels per day (55,000 barrels Imperial’s share) up from 33,000 barrels per day (23,000 barrels Imperial’s share) in the third quarter of 2013. Excluding the impact of major planned maintenance, which was executed over a two week period in September, gross production averaged 92,000 barrels per day (65,000 barrels Imperial’s share).

The company’s share of Syncrude’s gross production in the third quarter was 61,000 barrels per day, up from 57,000 barrels in the third quarter of 2013. Increased volumes were due to lower maintenance activities.

Gross production of conventional crude oil averaged 16,000 barrels per day in the third quarter, versus 22,000 barrels in the corresponding period in 2013. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the third quarter of 2014 was 149 million cubic feet per day, down from 211 million cubic feet in the same period last year, reflecting the impact of properties divested during the first half of 2014.

Downstream net income was $343 million in the third quarter, $297 million higher than the third quarter of 2013. Earnings increased due to the impacts of improved refinery reliability and feedstock mix of about $110 million, along with higher industry refining margins of about $100 million, and higher marketing margins and sales volumes totalling about $70 million.

Chemical net income in the third quarter was a record $66 million, up from $39 million in the same quarter in 2013. Strong margins across all major product lines and the processing of cost-advantaged ethane feedstock from Marcellus shale gas contributed to these best-ever quarterly results.

Net income effects from Corporate and Other were negative $5 million in the third quarter, versus negative $42 million in the same period of 2013 due to lower share-based compensation charges.

Nine months 2014 vs. nine months 2013

Net income in the first nine months of 2014 was $3,114 million, or $3.66 per share on a diluted basis, versus $1,772 million or $2.08 per share for the first nine months of 2013.

Upstream net income for the first nine months of 2014 was $1,841 million, $540 million higher than the same period of 2013. Earnings in 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. Earnings also increased due to the impacts of a weaker Canadian dollar of about $240 million and higher liquids volumes of about $150 million, primarily due to incremental contribution from Kearl production. These factors were partially offset by higher royalty costs of about $220 million and higher energy and other operating costs of about $100 million.

The company’s average realizations from the sale of synthetic crude oil increased about four percent in the first nine months of 2014 to $106.59 per barrel versus $102.98 per barrel in the corresponding period last year. The increased realizations reflected the increase in the WTI crude oil benchmark price, which was up about one percent, and the impact of a weaker Canadian dollar. The company’s average bitumen realizations in Canadian dollars for the nine months to-date in 2014 were $72.11 per barrel versus $63.86 per barrel in the same period in 2013 as the price spread between light crude oil and bitumen narrowed. The company’s average realizations on natural gas sales of $4.97 per thousand cubic feet in the first nine months of 2014 were higher by $1.76 per thousand cubic feet versus the same period in 2013.

Gross production of Cold Lake bitumen averaged 145,000 barrels per day in the first nine months, down from 152,000 barrels from the same period last year. Lower volumes were primarily due to the cyclic nature of steaming and associated production and the impact of several unplanned third-party power outages in the first quarter.

Gross production from the Kearl initial development in the first nine months of 2014 was 73,000 barrels per day (52,000 barrels Imperial’s share) versus 13,000 barrels (9,000 barrels Imperial’s share) in the same period of 2013.

During the first nine months of 2014, the company’s share of gross production from Syncrude averaged 62,000 barrels per day, compared to 63,000 barrels from the same period of 2013.

Gross production of conventional crude oil averaged 18,000 barrels per day in the first nine months of 2014, versus 21,000 barrels from the same period in 2013. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the first nine months of 2014 was 171 million cubic feet per day, down from 201 million cubic feet in the same period last year. The lower production volume was primarily the result of the impact of divested properties.

Downstream net income was $1,197 million, up $770 million in the same period of 2013. Earnings in the first nine months of 2013 included a charge of $264 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings also increased due to the impacts of improved refinery reliability and feedstock mix of about $330 million, higher marketing margins and sales volumes totalling about $140 million and a weaker Canadian dollar of about $90 million. These factors were partially offset by lower industry refining margins of about $60 million.

Chemical net income was $166 million for the first nine months of 2014, up $50 million over the same period in 2013.

For the first nine months of 2014, net income effects from Corporate & Other were negative $90 million, versus negative $72 million in 2013, primarily due to changes in share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,230 million in the third quarter, $932 million higher than the corresponding period in 2013. Higher cash flow was primarily due to working capital effects and higher earnings.

Investing activities used net cash of $1,379 million in the third quarter, compared with $1,804 million in the same period of 2013. Additions to property, plant and equipment were $1,351 million in the third quarter, compared with $1,810 million during the same quarter in 2013. Expenditures during the quarter were primarily directed towards the advancement of Kearl expansion and Cold Lake Nabiye projects.

Cash from financing activities was $21 million in the third quarter, compared with $1,040 million in the third quarter of 2013. Dividends paid in the third quarter of 2014 were $111 million, $9 million higher than the corresponding period in 2013. Per-share dividend paid in the third quarter was $0.13, up from $0.12 in the same period of 2013.

The above factors led to a decrease in the company’s balance of cash to $43 million at September 30, 2014 from $272 million at the end of 2013.

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

Item 3.               Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the nine months ended September 30, 2014 does not differ materially from that discussed on page 23 in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2014.

Item 4.               Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2014 (July 1 – July 31)	0	0	0	1,000,000
August 2014 (Aug 1 – Aug 31)	0	0	0	1,000,000
September 2014 (Sept 1 – Sept 30)	0	0	0	1,000,000

(1)	On June 23, 2014, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2014 to June 24, 2015. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2015.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.    Exhibits.

(31.1)  Certification by the principal executive officer of the company pursuant to Rule 13a-14(a).

(31.2)  Certification by the principal financial officer of the company pursuant to Rule 13a-14(a).

(32.1)  Certification by the chief executive officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)  Certification by the chief financial officer of the company pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL OIL LIMITED
(Registrant)

Date: November 4, 2014	/s/ Paul J. Masschelin
(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: November 4, 2014	/s/ Brent A. Latimer
(Signature)
Brent A. Latimer
Assistant Secretary