Form 10-K
period 2014-12-31
IMPERIAL OIL LTD
filed 2015-02-25
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2014	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 FOURTH AVENUE S.W., CALGARY, AB, CANADA	T2P 3M9
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:

1-800-567-3776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

Yes .......No ✓

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

Yes✓    No.....

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

Large accelerated filer ✓    Accelerated filer...... Non-accelerated filer....... Smaller reporting company........

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934).

Yes .......No ✓

As of the last business day of the 2014 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $11,729,170,628 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 11, 2015, was 847,599,011.

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

dollars	2014	2013	2012	2011	2010
Rate at end of period	0.8620	0.9401	1.0042	0.9835	0.9991
Average rate during period	0.9023	0.9665	1.0006	1.0144	0.9659
High	0.9423	1.0164	1.0299	1.0584	1.0040
Low	0.8588	0.9348	0.9600	0.9430	0.9280

On February 11, 2015, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.7915 U.S. = $1.00 Canadian.

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

Upstream

Disclosure of reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2014, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the Financial section, starting on page 28 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2014 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	36	300	534	1,635	2,255
Undeveloped	10	327	-	1,639	1,704
Total net proved	46	627	534	3,274	3,959
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

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

Technologies used in establishing proved reserves estimates

Additions to Imperial’s proved reserves in 2014 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, including high-quality 3-D and 4-D seismic data, calibrated with available well control information. The tools used to interpret the data included proprietary seismic processing software, proprietary reservoir modeling and simulation software and commercially available data analysis packages.

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

Key components of the reserves estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. The reserves management group maintains a central database containing the official company reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.

The Operations Technical Subsurface Engineering Manager is a professional engineer registered in Alberta, Canada and has over 25 years of petroleum industry experience, including 21 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 50 persons with an average of 15 years of relevant technical experience in evaluating reserves, of whom 32 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 15 persons with an average of 11 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As at December 31, 2014, approximately 43 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 1,704 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with either the Kearl project or Cold Lake field. This compared to 1,509 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2013. Increased proved undeveloped reserves were primarily associated with the conclusion of technical studies supporting the lengthening of the expected useful life of the Kearl operating assets under routine maintenance and sustaining capital conditions.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a significant lead-time in order to be developed. The company made investments of about $3.9 billion during the year to progress the development of reported proved undeveloped reserves. The largest project under development in 2014 was the Kearl expansion project. By 2014 year-end, the Kearl expansion project construction phase was essentially complete and the commissioning of facilities commenced in preparation for start-up.

Proved undeveloped reserves at Cold Lake are associated with the ongoing drilling program and the Nabiye project. Imperial moved eight million oil-equivalent barrels in 2014 from proved undeveloped to proved developed reserves at Cold Lake through ongoing drilling programs. Production at the Nabiye project is expected in the first quarter of 2015 at which time proved undeveloped reserves will be moved to proved developed reserves.

Proved undeveloped reserves that have remained undeveloped for five years or more are primarily associated with Cold Lake and were not material compared to the company’s proved reserves and proved undeveloped reserves.

Oil and gas production, production prices and production costs

Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 32 of this report for a narrative discussion on the material changes.

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2014 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2014	2013	2012
Bitumen:
Cold Lake:	- gross (b)	146	153	154
	- net (c)	114	127	123
Kearl:	- gross (b)	51	16	-
	- net (c)	47	15	-
Total Bitumen:	- gross (b)	197	169	154
	- net (c)	161	142	123
Synthetic oil (d):	- gross (b)	64	67	72
	- net (c)	60	65	69
Liquids:	- gross (b)	21	25	24
	- net (c)	16	20	18
Total:	- gross (b)	282	261	250
	- net (c)	237	227	210
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

Average daily production and production available for sale of natural gas

The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2014 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 32 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2014	2013	2012
Gross production (b) (c)	168	201	192
Net production (c) (d) (e)	156	189	195
Net production available for sale (f)	124	152	161
(a)	Cubic feet per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(d)	Net production is gross production less the mineral owners’ or governments’ share or both. Net natural gas production in 2012 included favourable royalty cost adjustments.
(e)	Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2014	2013	2012
Total production oil-equivalent basis:
- gross (b)	310	295	282
- net (c)	263	259	243
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2014, were as follows.

dollars per barrel	2014	2013	2012
Liquids	67.82	75.61	71.52
Synthetic oil	99.58	99.69	92.48
Bitumen	67.20	60.57	59.76
dollars per thousand cubic feet
Natural gas	4.54	3.27	2.33

Average unit production costs

dollars per barrel	2014	2013	2012
Synthetic oil	62.14	53.27	48.41
Bitumen	34.87	32.20	21.98
Total oil-equivalent basis (a)	41.02	35.93	29.10
(a)	Includes liquids, bitumen, synthetic oil and natural gas.

Synthetic oil production costs increased in 2014 primarily due to higher maintenance activities at Syncrude.

Synthetic oil production costs increased in 2013 primarily due to higher planned maintenance activities at Syncrude. Increased bitumen production costs in 2013 were primarily driven by Kearl start-up and operating costs.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.

Wells Drilled

The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2014.

wells	2014	2013	2012
Net productive exploratory	-	1	1
Net dry exploratory	-	1	-
Net productive development	111	157	39
Net dry development	-	-	-
Total	111	159	40

In 2014, the following wells were drilled to add productive capacity: 90 development wells at Cold Lake, of which 74 development wells relate to the Cold Lake Nabiye expansion project, eight net tight gas wells and 13 net other wells.

In 2013, the following wells were drilled to add productive capacity: 120 development wells at the Cold Lake Nabiye expansion project, 34 net tight oil development wells and three net other wells.

In 2012, the following wells were drilled to add productive capacity: 28 development wells in undeveloped areas of existing phases at Cold Lake, three development evaluation wells at Cold Lake, four net Horn River pilot wells and four net tight oil development wells.

Wells drilling

At December 31, 2014, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2014
wells	Gross	Net
Total	27	23

Exploratory and development activities regarding oil and gas resources

Cold Lake

In February 2012, the Nabiye expansion at Cold Lake was sanctioned. Facilities start-up occurred throughout December 2014 followed by initial steam injection into the reservoir in January 2015. Bitumen production is targeted in the first quarter of 2015, ultimately increasing to 40,000 barrels per day, before royalties.

To maintain production at Cold Lake, additional wells were drilled on existing phases in 2014. In 2015, a development drilling program is planned within the approved development area to add productive capacity.

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

The company continues to maintain the right of way agreements and permits required to develop its Mackenzie Delta natural gas resource and in December 2013, updated cost estimates were filed as required under one of the conditions of the permits. No final investment decision has been made.

Beaufort Sea

In 2007, the company acquired a 50 percent interest in an exploration licence in the Beaufort Sea. As part of the evaluation, a 3-D seismic survey was conducted in 2008 and the company has since carried out data collection programs to support environmental studies and safe exploration drilling operations.

In 2010, the company executed an agreement to cross-convey interests with another company to acquire a 25 percent interest in an additional Beaufort Sea exploration licence. As a result of that agreement, the company operates both licences and its interest in the original licence was reduced to 25 percent. The exploration licences are held through 2019 and 2020, respectively.

In 2013, the company and its joint venture partners filed a project description, initiating the formal regulatory review of the project. Current activities continue to focus on data gathering, regulatory groundwork, and community consultation. No final drilling investment decision has been made.

Other oil sands activity

The company filed a regulatory application for a new in-situ oil sands project at Aspen in December 2013. Steam-assisted gravity drainage (SAGD) technology would be used to develop the project in three phases producing about 45,000 barrels per day before royalties, per phase. No final investment decision has been made.

Work continues on technical evaluations to support potential Cold Lake Midzaghe (formerly Grand Rapids), Corner and Clyden in-situ development regulatory applications.

The company also has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.

Liquefied natural gas (LNG) export application

In December 2013, WCC LNG Ltd., jointly owned by the company (50 percent) and ExxonMobil Canada Ltd. (50 percent), received approval from the NEB to export up to 30 million tonnes of LNG per year for a period of 25 years. The company filed a project description with the B.C. Environmental Assessment Office in December 2014. The filing, required to initiate an environmental assessment, outlines the proposed production, storage and marine transportation of LNG to global markets. No final investment decision has been made.

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

The Kearl expansion project construction phase was essentially complete at the end of 2014, and the commissioning of facilities commenced in preparation for start-up. The project is expected to ultimately produce 110,000 barrels of bitumen per day, before royalties, of which the company’s share will be about 78,000 barrels per day.

Potential future debottlenecking of both the initial development and expansion would increase output to reach the regulatory capacity of 345,000 barrels of bitumen per day, of which the company’s share would be about 245,000 barrels per day. Such debottlenecking remains under evaluation.

Other oil sands activity

The company is continuing to evaluate other undeveloped, mineable oil sands acreage in the Athabasca region.

Present activities

Review of principal ongoing activities

Cold Lake

Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is primarily sold to refineries in the United States. The remainder of Cold Lake production is shipped to certain of the company’s refineries and to third-party Canadian refineries.

During 2014, average net production at Cold Lake was about 114,000 barrels per day and gross production was about 146,000 barrels per day.

The Province of Alberta, in its capacity as lessor of Cold Lake oil sands leases, is entitled to a royalty on production at Cold Lake. Royalties are based upon a sliding scale determined largely by the price of crude oil.

Kearl

Bitumen from the Kearl project is extracted from oil sands produced from open-pit mining operations and is processed through bitumen extraction facilities and froth treatment trains. The product, a blend of bitumen and diluent, is shipped to certain of the company’s refineries, ExxonMobil refineries and to other unrelated third parties.

Production of mined diluted bitumen began in April 2013 and continued to ramp-up in 2014. The company’s share of Kearl’s net production was about 47,000 barrels per day and gross production was about 51,000 barrels per day.

The Province of Alberta, in its capacity as lessor of Kearl oil sands leases, is entitled to a royalty on production at Kearl. Royalties are based upon a sliding scale determined largely by the price of crude oil.

Syncrude

The company holds a 25 percent participating interest in Syncrude, a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract bitumen, and upgrade it to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The produced synthetic crude oil is shipped to certain of the company’s refineries, ExxonMobil refineries and to other unrelated third parties.

In 2014, the company’s share of Syncrude’s net production of synthetic crude oil was about 60,000 barrels per day and gross production was about 64,000 barrels per day.

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

Conventional oil and gas

The Norman Wells oil field in the Northwest Territories is the company’s largest conventional oil producing asset, with gross production of about 11,000 barrels per day, currently accounting for about 70 percent of the company’s gross production of conventional crude oil.

In the second quarter of 2014, the company divested three mature conventional properties; Boundary Lake, Pembina and Rocky Mountain House. Combined production from these properties totalled about 15,000 oil-equivalent barrels per day in 2013, split about evenly between oil and gas.

Delivery commitments

The company has no material commitments to provide a fixed and determinable quantity of oil or gas under existing contracts or agreements.

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2014 and December 31, 2013, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2014				Year-ended December 31, 2013
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,678	4,488	3,614	1,205	5,207	4,847	3,615	1,235
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2014, the company had an interest in 25 gross wells with multiple completions (2013 - 25 gross wells (restated)).

The total number of wells decreased in 2014 primarily due to the divestment of mature conventional properties.

Land holdings

At December 31, 2014 and 2013, the company held the following oil and gas rights, and bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2014	2013	2014	2013	2014	2013
Western provinces:
Liquids and gas (a) (b)	- gross (c)	1,614	1,460	888	1,310	2,502	2,770
	- net (d)	779	764	467	662	1,246	1,426
Bitumen (a) (b)	- gross (c)	141	141	725	725	866	866
	- net (d)	130	130	370	370	500	500
Synthetic oil	- gross (c)	118	118	135	135	253	253
	- net (d)	29	29	34	34	63	63
Canada lands (e):
Liquids and gas	- gross (c)	4	4	2,274	2,272	2,278	2,276
	- net (d)	2	2	720	718	722	720
Atlantic offshore:
Liquids and gas	- gross (c)	65	65	288	288	353	353
	- net (d)	6	6	46	46	52	52
Total (f):	- gross (c)	1,942	1,788	4,310	4,730	6,252	6,518
	- net (d)	946	931	1,637	1,830	2,583	2,761
(a)	Gross developed and undeveloped liquids, gas and bitumen acreages in 2013 reflect revised numbers excluding overriding royalty interest.
(b)	In 2014, the former Celtic land holdings were realigned to conform with Imperial’s data classification standards.
(c)	Gross acres include the interests of others.
(d)	Net acres exclude the interests of others.
(e)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(f)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 193,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 80,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totalling about 193,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area. These 193,000 net acres are amenable to in-situ recovery techniques.

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

The company holds interests in an additional 1,246,000 net acres of developed and undeveloped land in western Canada related to crude oil and natural gas. Included in this number is a total acreage position of about 170,000 net acres at Horn River, British Columbia. In 2014, the company divested mature conventional properties totalling 134,000 net acres.

Petroleum and natural gas leases and licences from western provinces have exploration periods ranging from two to 15 years and are continued beyond that point by production.

Canada lands

Land holdings in Canada lands primarily include exploration licence (EL) acreage in the Beaufort Sea of about 252,000 net acres and in the Summit Creek area of central Mackenzie Valley totalling about 222,000 net acres and significant discovery licence (SDL) acreage in the Mackenzie Delta and Beaufort Sea areas of about 183,000 net acres.

Exploration licences on Canada lands and Atlantic offshore have a finite term. If a significant discovery is made, a SDL may be granted that holds the acreage under the SDL indefinitely, subject to certain conditions.

The company’s net acreage in Canada lands is either continued by production or held through exploration licences and SDLs.

Atlantic offshore

The Atlantic offshore acreage is continued by production or held by SDLs.

Downstream

Supply

The company supplements its own production of crude oil, condensate and petroleum products with substantial purchases from a number of other sources at freely negotiated prices. Purchases are made under both spot and term contracts from domestic and foreign sources, including Exxon Mobil Corporation.

Transportation

Imperial currently transports about 530,000 barrels per day of crude oil by both contracted pipelines and common carrier pipelines. The company has secured an additional 305,000 barrels per day capacity on crude oil pipeline projects set to be in service over the next several years. To mitigate uncertainty associated with the timing of pipeline projects, the company is developing rail infrastructure with potential incremental capacity up to 210,000 barrels per day. These transportation capacities are primarily to ship crude oil.

Refining

The company owns and operates three refineries, which process predominantly Canadian crude oil. The Strathcona refinery operates lubricating oil production facilities. In addition to crude oil, the company purchases finished products to supplement its refinery production.

In 2014, capital expenditures of about $93 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

The approximate average daily volumes of refinery throughput during the three years ended December 31, 2014, and the daily rated capacities of the refineries as at December 31, 2014 were as follows.

	Refinery throughput (a)			Rated capacities (b) at
	Year-ended December 31			December 31
thousands of barrels per day	2014	2013	2012	2014
Strathcona, Alberta	182	172	163	189
Sarnia, Ontario	109	105	103	119
Nanticoke, Ontario	103	99	99	113
Dartmouth, Nova Scotia (c) (d)	n/a	50	70	n/a
Total	394	426	435	421
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013.
(d)	Dartmouth refinery rated capacity as at December 31, 2012 was 85,000 barrels per day.

In 2014, refinery throughput was 94 percent of capacity, six percent higher than the previous year. The higher rate was primarily a result of improved reliability and increased product sales. Capacity utilization in 2013 was calculated based on the number of days the refineries were operated as a refinery.

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

The company sells to the motoring public through Esso retail service stations. On average during the year, there were more than 1,700 retail service stations, of which about 470 were company-owned or leased, but none of which were company operated. The remaining approximately 1,200 Esso branded service stations operate under a branded wholesaler model. The company continues to improve its Esso retail service station network, providing customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

In January 2015, the company announced that it will evaluate its operating model for the company-owned retail stations. The assessment will evaluate the potential opportunity to extend the branded wholesaler operating model to the remaining company-owned retail stations as part of Imperial’s Esso branded growth strategy. Operating model changes, if any, should have no impact on the end user consumer.

The Canadian agriculture, residential heating and commercial markets are served by 27 branded resellers. The company also sells petroleum products to large industrial and transportation customers, independent marketers, resellers as well as other refiners.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the three years ended December 31, 2014, are set out in the following table.

thousands of barrels per day	2014	2013	2012
Gasolines	244	223	221
Heating, diesel and jet fuels	179	160	151
Heavy fuel oils	22	29	30
Lube oils and other products	40	42	43
Net petroleum product sales	485	454	445

Total Downstream capital expenditures were $572 million in 2014.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.

Infrastructure required to implement a long-term supply agreement for ethane from the nearby Marcellus shale gas development was completed and first deliveries of this feedstock to the Sarnia chemical plant were received in the second quarter of 2014.

The company’s total sales volumes of petrochemicals during the three years ended December 31, 2014, were as follows.

thousands of tonnes	2014	2013	2012
Total sales of petrochemicals	953	940	1,044

Higher sales volumes in 2014 were primarily due to strong demand in polymers and basic chemicals.

Capital expenditures in 2014 were $26 million.

Research

In 2014, the company’s total gross research expenditures, before credits, were about $175 million, as compared with $199 million in 2013, and $201 million in 2012. Research expenditures are mainly for developing technologies to improve bitumen recovery, reduce costs, reduce the environmental impact of Upstream operations, supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s research worldwide.

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

Environmental protection

The company regards protecting the environment in connection with its various operations a priority. The company works in cooperation with government agencies, industry associations and communities to deal with existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $5.6 billion on environmental protection and facilities. In 2014, the company’s environmental capital and operating expenditures totalled approximately $1.7 billion, which was spent primarily on water and tailings treatment and emission reductions at both company owned facilities and Syncrude and remediation of idled facilities and operations. Capital and operating expenditures relating to environmental protection are expected to be about $1.7 billion in 2015.

Human resources

Career employees (a)	2014	2013	2012
Total	5,500	5,300	5,100
(a)	Rounded. Career employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the company and are covered by the company’s benefit plans.

The increase in career employees in 2014 is primarily associated with the company’s preparation for the 2015 start-up of the Kearl expansion project. About seven percent of the company’s employees are members of unions.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on 2014 gas production rates.

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

Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with the company’s operations be operated, maintained, monitored, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean-up costs and damages. The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Changes in environmental regulations or other laws (including changes in laws related to hydraulic fracturing) may increase our cost of compliance or reduce or delay available business opportunities. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.

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

Climate change

Due to concern over the risk of climate change, a number of provinces and the Government of Canada have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, increased efficiency standards, and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward lower-carbon sources such as natural gas. Current and pending greenhouse regulations may also increase our compliance costs, such as for monitoring or sequestering emissions.

Currency

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

Reserves replacement

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

Research and development

In light of the technological nature of our business and the need for continuous efficiency improvement, the company relies upon the research and development organizations of the company and ExxonMobil, with whom the company conducts shared research.

Safety, business controls and environmental risk management

The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures, crude oil spills, severe weather, and geological events. Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. Our results depend on management’s ability to minimize these inherent risks, to control effectively our business activities and to minimize the potential for human error. We apply rigorous management systems including a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. We also maintain a disciplined framework of internal controls and apply a controls management system for monitoring compliance with this framework. Substantial liabilities and other adverse impacts could result if our management systems and controls do not function as intended.

Emergency preparedness

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

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE MKT LLC, a subsidiary of NYSE Euronext. Reference is made to the “Quarterly financial and stock trading data” portion of the Financial section on page 82 of this report. The closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange was $49.74 as at February 11, 2015.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years.

	2014					2013
dollars	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Declared dividend per share:	0.13	0.13	0.13	0.13	0.13	0.12	0.12	0.12

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

As of February 11, 2015 there were 11,867 holders of record of common shares of the company.

Between October 1, 2014 and December 31, 2014, pursuant to the company’s restricted stock unit plan, 1,375 shares were issued to employees outside the U.S. in reliance on Regulation S under the Securities Act, and 1,100 shares were issued to a seconded employee in reliance on the section 4(a)(2) exemption under the Securities Act.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

—	Entitled “Performance graph” within the “Compensation discussion and analysis section” on page 130 of this report; and

—	Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 135 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 2014 (October 1 – October 31)	-	-	-	1,000,000
November 2014 (November 1 - November 30)	-	-	-	1,000,000
December 2014 (December 1 - December 31)	2,475	51.05	2,475	997,525
(a)	On June 23, 2014, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2014 to June 24, 2015. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2015.

Item 6.	Selected financial data

millions of dollars	2014	2013	2012	2011	2010
Operating revenues	36,231	32,722	31,053	30,474	24,946
Net income	3,785	2,828	3,766	3,371	2,210
Total assets at year-end	40,830	37,218	29,364	25,429	20,580
Long-term debt at year-end	4,913	4,444	1,175	843	527
Total debt at year-end	6,891	6,287	1,647	1,207	756
Other long-term obligations at year-end	3,565	3,091	3,983	3,876	2,753
dollars
Net income per share – basic	4.47	3.34	4.44	3.98	2.61
Net income per share – diluted	4.45	3.32	4.42	3.95	2.59
Dividends declared	0.52	0.49	0.48	0.44	0.43

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the Financial section, starting on page 32 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the Financial section, starting on page 44 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 28 of this report:

—	Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 24, 2015 beginning with the section entitled “Report of independent registered public accounting firm” on page 50 and continuing through note 18, “Acquisition” on page 77;

—	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 78; and

—	“Quarterly financial and stock trading data” (unaudited) on page 82.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 49 of this report for “Management’s report on internal control over financial reporting” and page 50 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2014.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 84 to 92 of this report have been nominated for election at the annual meeting of shareholders to be held April 30, 2015. All of the nominees are directors and have been since the dates indicated.

Reference is made to the sections under “III. Board of directors”:

—	“Director information”, on pages 84 to 92 of this report;

—	The table entitled “Audit committee” under “Board and committee structure”, on page 99 of this report; and

—	“Other public company directorships”, on page 107 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

—	“Named executive officers of the company” and “Other executive officers of the company”, on page 113 and page 114 of this report.

Reference is made to the sections under “V. Other important information”:

—	“Largest shareholder”, on page 137 of this report; and

—	“Ethical business conduct”, starting on page 139 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

—	“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 106 of this report; and

—	“Directors’ compensation”, on pages 108 to 112 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

—	“Letter to Shareholders from the executive resources committee on executive compensation”, starting on page 115 of this report; and

—	“Compensation discussion and analysis”, on pages 117 to 136 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis” section, on page 135 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 137 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 11, 2015, P.J. Masschelin was the owner of 3,000 common shares of the company and held 89,050 restricted stock units of the company. T.G. Scott held 88,525 restricted stock units of the company. W.J. Harnett was the owner of 12,858 common shares of the company and held 80,825 restricted stock units of the company. B.G. Merkel was the owner of 6,978 common shares of the company and held 75,950 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2014 is described in the sections under “III. Board of directors” starting on page 84 and “IV. Company executives and executive compensation” starting on page 113, consist of 15 persons, who, as a group, own beneficially 102,081 common shares of the company, being approximately 0.01 percent of the total number of outstanding shares of the company, and 557,875 shares of Exxon Mobil Corporation (including 426,800 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held restricted stock units to acquire 443,275 common shares of the company, as of February 11, 2015.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 137 of this report.

Reference is made to the section under “III. Board of directors” entitled “Independence of the directors”, on page 96 of this report.

D.G. (Jerry) Wascom is deemed a non-independent member of the executive resources committee, environmental, health and safety committee, nominations and corporate governance committee and contributions committee under the relevant standards. As an employee of ExxonMobil Refining & Supply Company, D.G. (Jerry) Wascom is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

Item 14.	Principal accountant fees and services

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 138 of this report.

PART IV

Item 15.	Exhibits, financial statement schedules

Reference is made to the table of contents in the Financial section on page 28 of this report.

The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-Q filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(10)	(ii)	(1)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(2)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(3)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(4)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
		(5)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(6)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
		(7)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
		(8)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)(A)		(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
		(4)	Short Term Incentive Program for selected executives effective February 2, 2012 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 7, 2012 (File No. 0-12014)).
		(5)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).

(21)		Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc., Imperial Oil Resources N.W.T. Limited and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2014.

(23) (ii)	(A)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 237 Fourth Avenue S.W., Calgary, Alberta, Canada T2P 3M9, and payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 24, 2015 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By /s/ Richard M. Kruger
(Richard M. Kruger, Chairman of the Board,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard M. Kruger (Richard M. Kruger)	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul J. Masschelin (Paul J. Masschelin)	Senior Vice-President, Finance and Administration, and Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/s/ Jack M. Mintz (Jack M. Mintz)	Director

/s/ David S. Sutherland (David S. Sutherland)	Director

/s/ D.G. (Jerry) Wascom (D.G. (Jerry) Wascom)	Director

/s/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/s/ Victor L. Young (Victor L. Young)	Director

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2014	2013	2012	2011	2010
Operating revenues	36,231	32,722	31,053	30,474	24,946

Net income by segment:
Upstream	2,059	1,712	1,888	2,457	1,764
Downstream	1,594	1,052	1,772	884	442
Chemical	229	162	165	122	69
Corporate and Other	(97)	(98)	(59)	(92)	(65)
Net income	3,785	2,828	3,766	3,371	2,210

Cash and cash equivalents at year-end	215	272	482	1,202	267
Total assets at year-end	40,830	37,218	29,364	25,429	20,580

Long-term debt at year-end	4,913	4,444	1,175	843	527
Total debt at year-end	6,891	6,287	1,647	1,207	756
Other long-term obligations at year-end	3,565	3,091	3,983	3,876	2,753

Shareholders’ equity at year-end	22,530	19,524	16,377	13,321	11,177
Cash flow from operating activities	4,405	3,292	4,680	4,489	3,207

Per-share information (dollars)
Net income per share - basic	4.47	3.34	4.44	3.98	2.61
Net income per share - diluted	4.45	3.32	4.42	3.95	2.59
Dividends declared	0.52	0.49	0.48	0.44	0.43

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

millions of dollars	2014	2013	2012
Business uses: asset and liability perspective
Total assets	40,830	37,218	29,364
Less: total current liabilities excluding notes and loans payable	(4,003)	(5,245)	(5,433)
total long-term liabilities excluding long-term debt	(7,406)	(6,162)	(5,907)
Add: Imperial’s share of equity company debt	19	23	24
Total capital employed	29,440	25,834	18,048

Total company sources: debt and equity perspective
Notes and loans payable	1,978	1,843	472
Long-term debt	4,913	4,444	1,175
Shareholders’ equity	22,530	19,524	16,377
Add: Imperial’s share of equity company debt	19	23	24
Total capital employed	29,440	25,834	18,048

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

millions of dollars	2014	2013	2012
Net income	3,785	2,828	3,766
Financing costs (after tax), including Imperial’s share of equity companies	1	1	1
Net income excluding financing costs	3,786	2,829	3,767

Average capital employed	27,637	21,941	16,302
Return on average capital employed (percent) – corporate total	13.7	12.9	23.1

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

millions of dollars	2014	2013	2012
Cash from operating activities	4,405	3,292	4,680
Proceeds from asset sales	851	160	226
Total cash flow from operating activities and asset sales	5,256	3,452	4,906

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

Reconciliation of Operating Costs

millions of dollars	2014	2013	2012
From Imperial’s Consolidated Statement of Income
Total expenses	31,945	29,192	26,195
Less:
Purchases of crude oil and products	22,479	20,155	18,476
Federal excise tax	1,562	1,423	1,338
Financing costs	4	11	(1)
Subtotal	24,045	21,589	19,813
Imperial’s share of equity company expenses	39	37	34
Total operating costs	7,939	7,640	6,416

Components of Operating Costs

millions of dollars	2014	2013	2012
From Imperial’s Consolidated Statement of Income
Production and manufacturing	5,662	5,288	4,457
Selling and general	1,075	1,082	1,081
Depreciation and depletion	1,096	1,110	761
Exploration	67	123	83
Subtotal	7,900	7,603	6,382
Imperial’s share of equity company expenses	39	37	34
Total operating costs	7,939	7,640	6,416

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

Business environment and risk assessment

Long-term business outlook

By 2040, the world’s population is projected to grow to approximately nine billion people, or about two billion more than in 2010. Coincident with this population increase, the company expects worldwide economic growth to average close to three percent per year. As economies and population grow, and as living standards improve for billions of people, the need for energy will continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 35 percent from 2010 to 2040. This demand increase is expected to be concentrated in developing countries (i.e., those that are not member nations of the Organization for Economic Cooperation and Development).

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

Energy for transportation - including cars, trucks, ships, trains and airplanes - is expected to increase by about 40 percent from 2010 to 2040. The growth in transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels which are abundant, widely available, easy to transport, and provide a large quantity of energy in small volumes.

Demand for electricity around the world is likely to increase approximately 85 percent by 2040, led by growth in developing countries. Consistent with this projection, power generation is expected to remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Natural gas demand is likely to grow most significantly and become the leading source of generated electricity by 2040, reflecting the efficiency of gas-fired power plants. Today, coal has the largest fuel share in the power sector, but its share is likely to decline significantly by 2040 as policies are gradually adopted to reduce environmental impacts including those related to local air quality and

Management’s discussion and analysis of financial condition and results of operations (continued)

greenhouse gas emissions. Nuclear power and renewables, led by hydropower and wind, are expected to grow significantly over the period.

Liquid fuels provide the largest share of global energy supplies today due to their broad-based availability, affordability and ease of transportation, distribution and storage to meet consumer needs. By 2040, global demand for liquid fuels is expected to grow to approximately 115 million barrels of oil-equivalent per day, an increase of almost 30 percent from 2010. Globally, crude production from traditional conventional sources will likely decline slightly through 2040, with significant development activity mostly offsetting natural declines from these fields. However, this decline is expected to be more than offset by rising production from a wide variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids, and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel, suitable for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040. Global demand is expected to rise about 65 percent from 2010 to 2040, with about half of that increase in the Asia Pacific region. Helping meet these needs will be significant growth in supplies of unconventional gas - the natural gas found in shale and other rock formations that was once considered uneconomic to produce. About two-thirds of the growth in natural gas supplies is expected to be from unconventional sources, which will account for close to 35 percent of global gas supplies by 2040. The worldwide liquefied natural gas market is expected to more than triple by 2040, stimulated by growing natural gas demand.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas by approximately 2025 to 2030 timeframe. The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, as many nations expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to reach close to 15 percent of total energy by 2040, with biomass, hydro and geothermal contributing combined share of more than ten percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 450 percent from 2010 to 2040, when they will be approaching four percent of world energy.

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide over the period 2014 to 2040 will be about $28 trillion (measured in 2013 dollars), or more than one trillion per year on average.

International accords and underlying regional and national regulations for greenhouse gas reduction are evolving with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions are consistent with those outlined in Exxon Mobil Corporation’s (ExxonMobil) long-term Outlook for Energy, which is used as a foundation for assessing the business environment and Imperial’s investment evaluations.

The information provided in the Long-term business outlook includes internal estimates and forecasts based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

Imperial produces crude oil and natural gas for sale predominately into the North American markets. Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include capturing material and accretive opportunities to continually high-grade the resource portfolio, exercising a disciplined approach to investing and cost management, developing and applying high-impact technologies, pursuing productivity and efficiency gains, and growing profitable oil and gas production. These strategies are underpinned by a relentless focus on operational excellence, commitment

Management’s discussion and analysis of financial condition and results of operations (continued)

to innovative technologies, development of employees and investment in the communities within which the company operates.

The company’s current Upstream activities support plans to significantly increase production this decade. The Kearl initial development, the largest capital investment in the company’s history, started up in 2013. The Kearl expansion project and the Nabiye expansion project at Cold Lake were also advanced in 2014 and are expected to commence production in 2015. To support the company’s long-term growth a variety of existing and new logistics outlets have been secured or are being developed.

Imperial has a large portfolio of oil and gas resources in Canada, both developed and undeveloped. With the relative maturity of conventional production in established producing areas, Imperial’s production is expected to come increasingly from oil sands and unconventional sources.

Prices for most of the company’s crude oil sold are referenced to West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. In 2014, the average WTI crude oil price, in U.S. dollars, was lower versus 2013. This negative impact, however, was more than offset by the effect of the weaker Canadian dollar. The markets for crude oil and natural gas have a history of significant price volatility. After some years of relatively stable prices, the end of 2014 saw prices drop to levels not seen since 2009. Imperial believes prices over the long term will continue to be driven by market supply and demand, with the demand side largely being a function of global economic growth. To manage the risks associated with price, Imperial evaluates annual plans and all investments across a wide range of price scenarios. The company’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment, cost management, and asset enhancement programs.

Downstream

Imperial’s Downstream serves predominately Canadian markets with refining, logistics and marketing assets. Imperial’s Downstream business strategies guide the company’s activities. These strategies include targeting best-in-class operations in all aspects of the business, maximizing value from advanced technologies, capitalizing on integration across Imperial’s businesses, selectively investing for resilient and advantaged returns, operating efficiently and effectively, and providing valued products and services to customers.

Imperial owns and operates three refineries in Canada, with aggregate distillation capacity of 421,000 barrels per day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through more than 1,700 Esso-branded retail service stations, as well as wholesale and industrial operations through a network of 22 primary distribution terminals.

Globally, the downstream industry environment remains challenging. Slowing demand growth and overcapacity in the refining sector will continue to increase competitive pressure. In Canada, in recent years, access to price-advantaged feedstock, as a result of North American crude logistics constraints and increasing North American crude oil production, along with lower natural gas prices have strengthened refining margins.

Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel and fuel oil). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by global and regional marketplaces and are influenced by many factors, including supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather and political climate.

Imperial’s long-term outlook is that industry refining margins will be relatively weak as competition remains intense in the mature North American market. Additionally, as described in more detail in Item 1A Risk Factors, potential carbon policy and other climate-related regulations, as well as the continued growth in biofuels mandates, could have negative impacts on the refining business. Imperial’s integration across the value chain, from refining to marketing, enhances overall value in both fuels and lubricants businesses.

In the retail fuels marketing business, about 470 of the 1,700 Esso-branded retail site network are company-owned. The remainder operates under a branded wholesaler model whereby Imperial supplies fuels to

Management’s discussion and analysis of financial condition and results of operations (continued)

independent third parties who own and operate retail sites in alignment with Esso brand standards. In January 2015, the company announced that it will evaluate its operating model for the company-owned retail service stations. The assessment will evaluate the potential opportunity to extend the branded wholesaler model to the remaining 470 sites as part of Imperial’s Esso brand growth strategy.

Chemical

In North America, unconventional natural gas continued to provide advantaged ethane feedstock for steam crackers and a favourable margin environment for integrated chemical producers. The company’s Sarnia chemical plant achieved a further feedstock cost advantage with access to Marcellus ethane beginning in the second quarter of 2014. The company’s strategy for its Chemical business is to reduce costs and maximize value by continuing the integration of its chemical plant in Sarnia with the refinery. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Results of operations

Consolidated

millions of dollars	2014	2013	2012
Net income	3,785	2,828	3,766

2014

Net income in 2014 was $3,785 million or $4.45 per share on a diluted basis, versus $2,828 million or $3.32 per share in 2013. Earnings improved in all operating segments in 2014 with Downstream earnings higher by $542 million, Upstream earnings by $347 million and Chemical earnings by $67 million.

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

Upstream

millions of dollars	2014	2013	2012
Net income	2,059	1,712	1,888

2014

Upstream net income in 2014 was $2,059 million, $347 million higher than 2013. Earnings in 2014 included a gain of $478 million from the divestment of conventional upstream producing assets, whereas 2013 included a $73 million gain for the sale of non-operating assets. Earnings also increased due to the impacts of a weaker Canadian dollar of about $280 million and higher liquids volumes of about $100 million, reflecting the incremental contribution from Kearl production. These factors were partially offset by higher royalty costs of about $220 million mainly associated with higher Canadian bitumen realizations, reduced allowable costs and the ramp up of Kearl production, as well as higher energy and other operating costs of about $130 million, and the impact of lower crude oil realizations of about $50 million.

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

Average realizations

Canadian dollars	2014	2013	2012
Conventional crude oil realizations (per barrel)	76.03	82.41	77.19
Natural gas liquids realizations (per barrel)	49.11	39.26	42.06
Natural gas realizations (per thousand cubic feet)	4.54	3.27	2.33
Synthetic oil realizations (per barrel)	99.58	99.69	92.48
Bitumen realizations (per barrel)	67.20	60.57	59.76

2014

Prices for most of the company’s liquids production are based on WTI crude oil, a common benchmark for mid-continent North American oil markets. WTI was down about $5.14 per barrel in U.S. dollars, or about five percent in 2014, versus 2013. The company’s average bitumen realizations in Canadian dollars in 2014 were $67.20 per barrel versus $60.57 per barrel in 2013, with the lower WTI benchmark price more than offset by the effect of the weaker Canadian dollar and the narrower price spread between light crude oil and bitumen. The company’s average realizations from the sale of synthetic crude oil were largely unchanged from 2013, as the decrease in WTI crude oil benchmark price was essentially offset by the impact of a weaker Canadian dollar. The company’s average realizations on natural gas sales of $4.54 per thousand cubic feet in 2014 were higher by $1.27 per thousand cubic feet versus 2013.

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

Crude oil and NGLs - production and sales (a)

thousands of barrels per day	2014		2013		2012
	gross	net	gross	net	gross	net
Bitumen (b)	197	161	169	142	154	123
Synthetic oil (c)	64	60	67	65	72	69
Conventional crude oil	18	14	21	17	20	15
Total crude oil production	279	235	257	224	246	207
NGLs available for sale	3	2	4	3	4	3
Total crude oil and NGL production	282	237	261	227	250	210
Bitumen sales, including diluent (d)	259		219		201
NGL sales	8		9		8

Management’s discussion and analysis of financial condition and results of operations (continued)

Natural gas - production and production available for sale (e)

millions of cubic feet per day	2014		2013		2012
	gross	net	gross	net	gross	net
Production (f)(g)	168	156	201	189	192	195
Production available for sale (h)		124		152		161
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period. Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both. Net production excludes those shares.
(b)	The company’s bitumen production volumes included production volumes from the Cold Lake operation for all years presented in the table above and, beginning in 2013, also included production volumes from the Kearl initial development (2014 - 51,000 barrels per day gross, 47,000 barrels net; 2013 - 16,000 barrels gross, 15,000 barrels net).
(c)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.
(d)	Diluent is natural gas condensate or other light hydrocarbons added to bitumen to facilitate transportation to market by pipeline.
(e)	Cubic feet per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(f)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(g)	Net production is gross production less the mineral owners’ or governments’ share or both. Net natural gas production in 2012 included favourable royalty cost adjustments. Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(h)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

2014

Gross production of Cold Lake bitumen averaged 146,000 barrels per day in 2014, down from 153,000 barrels in 2013. Lower volumes were primarily due to the cyclic nature of steaming and associated production and the impact of several unplanned third-party power outages in the first quarter.

During the year, the company’s share of gross production from Syncrude averaged 64,000 barrels per day, down from 67,000 barrels in 2013, primarily due to higher scheduled and unscheduled maintenance activities.

The company’s share of gross production from the Kearl initial development in 2014 was 51,000 barrels per day versus 16,000 barrels in 2013. Production at the Kearl initial development continued to ramp-up in 2014.

Gross production of conventional crude oil averaged 18,000 barrels per day in the year, versus 21,000 barrels in 2013. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas in 2014 was 168 million cubic feet per day, down from 201 million cubic feet in 2013. The lower production volume was primarily the result of the impact of divested properties.

2013

Gross production of Cold Lake bitumen was 153,000 barrels per day, compared to 154,000 barrels in 2012.

During the year, the company’s share of gross production from Syncrude averaged 67,000 barrels per day, down from 72,000 barrels in 2012. Higher planned maintenance activities were the main contributor to the lower volumes.

The company’s share of gross production of Kearl initial development was 16,000 barrels per day for the full year. Production of mined diluted bitumen began in April 2013 and continued to ramp-up in 2014. Since start-up, improvements have been made to equipment reliability. Although gross production rates of 100,000 barrels per day (71,000 Imperial’s share) were reached in the fourth quarter, ongoing activities to stabilize performance at these higher levels are progressing. In the fourth quarter, sales to unrelated third parties commenced as planned.

Gross production of conventional crude oil averaged 21,000 barrels per day in the year, versus 20,000 barrels in 2012.

Gross production of natural gas in 2013 was 201 million cubic feet per day, up from 192 million cubic feet in 2012. The higher production volumes reflected contributions from the Celtic acquisition and the Horn River pilot, which more than offset normal field decline.

Management’s discussion and analysis of financial condition and results of operations (continued)

Downstream

millions of dollars	2014	2013	2012
Net income	1,594	1,052	1,772

2014

Downstream net income was $1,594 million, up $542 million from 2013. Earnings in 2013 included a charge of $280 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings also increased due to the impacts of improved refinery reliability and accessing advantaged crudes of about $330 million, a weaker Canadian dollar of about $130 million and higher marketing margins and sales volumes totalling about $105 million. These factors were partially offset by lower refining margins of about $230 million.

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

Refinery utilization

thousands of barrels per day (a)	2014	2013	2012
Total refinery throughput (b)	394	426	435
Refinery capacity at December 31	421	421	506
Utilization of total refinery capacity (percent) (c)	94	88	86

Sales

thousands of barrels per day (a)	2014	2013	2012
Gasolines	244	223	221
Heating, diesel and jet fuels	179	160	151
Heavy fuel oils	22	29	30
Lube oils and other products	40	42	43
Net petroleum product sales	485	454	445
(a)	Volumes per day are calculated by dividing total volumes for the year by the number of calendar days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013. Capacity utilization is calculated based on the number of days the refineries were operated as a refinery in 2013.

2014

Total refinery throughput was 394,000 barrels per day. Refinery throughput was 94 percent of capacity in 2014, six percent higher than the previous year. The higher rate was primarily a result of improved refinery reliability and increased product sales. Total net petroleum sales increased to 485,000 barrels per day, 31,000 barrels higher than 2013.

2013

In the second quarter of 2013, the company announced its decision to convert the Dartmouth refinery to a fuels terminal. In the third quarter, refinery operations at the Dartmouth refinery were discontinued. The company continues to supply east coast Canadian markets with petroleum products.

Management’s discussion and analysis of financial condition and results of operations (continued)

Total refinery throughput was 426,000 barrels per day. Refinery throughput was 88 percent of capacity in 2013, two percent higher than the previous year. The higher rate was primarily a result of increased product sales and optimized maintenance activities. Capacity utilization in 2013 is calculated based on the number of days the refineries were operated as a refinery. Total net petroleum sales increased to 454,000 barrels per day, 9,000 barrels higher than 2012.

Chemical

millions of dollars	2014	2013	2012
Net income	229	162	165

Sales

thousands of tonnes	2014	2013	2012
Polymers and basic chemicals	741	712	767
Intermediate and others	212	228	277
Total petrochemical sales	953	940	1,044

2014

Chemical net income was a record $229 million in 2014, up $67 million over 2013. Strong margins across all major product lines and the processing of cost-advantaged ethane feedstock from Marcellus shale gas beginning in the second quarter of 2014 contributed to these best-ever results.

2013

Chemical net income was $162 million, versus 2012’s record high of $165 million.

Corporate and Other

millions of dollars	2014	2013	2012
Net income	(97)	(98)	(59)

2014

For 2014, net income effects from Corporate and Other were negative $97 million, versus negative $98 million in 2013 primarily due to changes in share-based compensation charges.

2013

For 2013, net income effects from Corporate and Other were negative $98 million, versus negative $59 million in 2012 primarily due to changes in share-based compensation charges.

Management’s discussion and analysis of financial condition and results of operations (continued)

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2014	2013	2012
Cash provided by/(used in)
Operating activities	4,405	3,292	4,680
Investing activities	(4,562)	(7,735)	(5,238)
Financing activities	100	4,233	(162)
Increase/(decrease) in cash and cash equivalents	(57)	(210)	(720)

Cash and cash equivalents at end of year	215	272	482

Investments in 2014 were primarily funded by internally generated cash flow and proceeds from asset sales, supplemented by the issuance of long-term debt and commercial paper. Cash that may be temporarily available as surplus to the company’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure that it is secure and readily available to meet the company’s cash requirements and to optimize returns.

Cash flows from operating activities are highly dependent on crude oil and natural gas prices, as well as petroleum and chemical product margins. In addition, to provide for cash flow in future periods, the company needs to continually find and develop new resources, and continue to develop and apply new technologies to existing fields in order to maintain or increase production. Projects are planned or underway to increase production capacity. However, these volume increases are subject to a variety of risks, including project execution, operational outages, reservoir performance, crude oil and natural gas prices, weather events and regulatory changes.

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

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2013. As a result of the valuation, the company contributed $362 million to the registered retirement benefit plans in 2014. The next required independent actuarial valuation will be as at December 31, 2016 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2014

Cash flow generated from operating activities was $4,405 million, compared with $3,292 million in 2013. Higher cash flow was primarily due to higher net income.

2013

Cash flow generated from operating activities was $3,292 million, compared with $4,680 million in 2012. Lower cash flow was primarily due to lower net income and working capital effects.

Management’s discussion and analysis of financial condition and results of operations (continued)

Cash flow used in investing activities

2014

Investing activities used net cash of $4,562 million in 2014, compared to $7,735 million in 2013. Additions to property, plant and equipment and additional investments totalled $5,413 million, compared with $7,899 million last year, which included acquisitions of $1,602 million. Proceeds from asset sales were $851 million compared with $160 million in 2013.

2013

Investing activities used net cash of $7,735 million in 2013, compared to $5,238 million in 2012. Additions to property, plant and equipment and acquisitions totalled $7,899 million, compared with $5,478 million last year. Proceeds from asset sales were $160 million compared with $226 million in 2012.

Cash flow from financing activities

2014

Cash provided by financing activities was $100 million, compared with cash provided by financing activities of $4,233 million in 2013.

The company raised new debt of $550 million; $430 million was drawn on existing facilities.

At the end of 2014, total debt outstanding was $6,891 million, compared with $6,287 million at the end of 2013.

In January 2014, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $5 billion to $6.25 billion. All other terms and conditions of the agreement remained unchanged.

In March 2014, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2015. The company has not drawn on the facility.

In August 2014, the company extended the maturity date of its existing $500 million stand-by long-term bank credit facility to August 2016. The company has not drawn on the facility.

Cash dividends of $441 million were paid in 2014 compared with $407 million in 2013. Per-share dividends paid in 2014 totalled $0.52, up from $0.48 in 2013.

Subsequent to December 31, 2014 and up to February 11, 2015, the company increased its long-term debt by $490 million by drawing on an existing facility. The increased debt was used to finance normal operations and capital projects.

2013

Cash provided by financing activities was $4,233 million, compared with cash used in financing activities of $162 million in 2012.

The company raised new debt of $4,647 million; $4,572 million was drawn on existing facilities.

In the fourth quarter of 2013, the company entered into an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil. As at December 31, 2013, the company had drawn $75 million on this agreement.

At the end of 2013, total debt outstanding was $6,287 million, compared with $1,647 million at the end of 2012.

Cash dividends of $407 million were paid in 2013 compared with $398 million in 2012. Per-share dividends paid in 2013 totalled $0.48, up from $0.47 in 2012.

Management’s discussion and analysis of financial condition and results of operations (continued)

Financial percentages and ratios

	2014	2013	2012
Total debt as a percentage of capital (a)	23	24	9
Interest coverage ratio – earnings basis (b)	61	55	239
(a)	Current and long-term debt (page 53) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 53).
(b)	Net income (page 51), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 51), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Debt represented 23 percent of the company’s capital structure at the end of 2014.

Debt-related interest incurred in 2014, before capitalization of interest, was $82 million, compared with $69 million in 2013. The average effective interest rate on the company’s debt was 1.3 percent in 2014, compared with 1.4 percent in 2013.

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

Commitments

The following table shows the company’s commitments outstanding at December 31, 2014. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

	Financial	Payment due by period
millions of dollars	statement note reference	2015	2016 to 2019	2020 and beyond	Total amount
Long-term debt (a)	Note 14	-	4,816	97	4,913
- Due in one year		22	-	-	22
Operating leases (b)	Note 13	178	288	28	494
Unconditional purchase obligations (c)	Note 9	100	356	225	681
Firm capital commitments (d)		1,257	285	408	1,950
Pension and other post-retirement obligations (e)	Note 4	285	248	1,264	1,797
Asset retirement obligations (f)	Note 5	84	430	778	1,292
Other long-term purchase agreements (g)		567	2,521	7,638	10,726
(a)	Long-term debt includes a long-term loan from an affiliated company of ExxonMobil of $4,746 million and capital lease obligations of $189 million, $22 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancelable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2014 were $1,390 million associated with the company’s share of the Kearl project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2015 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

Management’s discussion and analysis of financial condition and results of operations (continued)

Unrecognized tax benefits totalling $151 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 3 to the financial statements on page 61.

Litigation and other contingencies

As discussed in note 9 to the consolidated financial statements on page 70, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Capital and exploration expenditures

millions of dollars	2014	2013
Upstream (a)	4,974	7,755
Downstream	572	187
Chemical	26	9
Other	82	69
Total	5,654	8,020
(a)	Exploration expenses included.

Total capital and exploration expenditures were $5,654 million in 2014, a decrease of $2,366 million from 2013.

For the Upstream segment, capital expenditures were $4,974 million, compared with $7,755 million in 2013. Investments were primarily directed towards the advancement of the Kearl expansion and Nabiye projects.

Kearl’s expansion project construction phase was essentially complete at the end of 2014, and the commissioning of facilities commenced in preparation for start-up. The project is expected to ultimately produce 110,000 barrels per day gross, before royalties, of which the company’s share will be about 78,000 barrels. Cold Lake’s Nabiye project facilities start-up occurred throughout December 2014 followed by initial steam injection into the reservoir in January 2015. Bitumen production is targeted in the first quarter of 2015, ultimately increasing to 40,000 barrels per day, before royalties.

Planned capital and exploration expenditures in the Upstream segment are forecast at about $3.4 billion for 2015. Investments are mainly planned for continued investment at Kearl.

For the Downstream segment, capital expenditures were $572 million in 2014, compared with $187 million in 2013. In 2014, Downstream capital expenditures included capitalized leases and investment in the Edmonton rail loading joint venture. Other investments included refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance as well as continued upgrades to the Retail network.

Planned capital expenditures for the Downstream segment in 2015 are about $400 million, focused on investment at the Edmonton rail loading joint venture, improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network.

Total capital and exploration expenditures for the company in 2015 are expected to be about $4 billion, including capitalized leases of about $500 million. Actual spending could vary depending on the progress of individual projects.

Management’s discussion and analysis of financial condition and results of operations (continued)

Market risks and other uncertainties

Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied. In addition, industry crude oil and natural gas commodity prices and petroleum and chemical product prices are commonly benchmarked in U.S. dollars. The majority of Imperial’s sales and purchases are related to these industry U.S. dollar benchmarks. As the company records and reports its financial results in Canadian dollars, to the extent that the Canadian/U.S. dollar exchange rate fluctuates, the company’s earnings will be affected. The company’s potential exposure to commodity price and margin and Canadian/U.S. dollar exchange rate fluctuations is summarized in the earnings sensitivities table below, which shows the estimated annual effect, under current conditions, on the company’s after-tax net income.

Earnings sensitivities (a)

millions of dollars, after tax
Four dollars (U.S.) per barrel change in crude oil prices	+	(-)	280
Forty cents per thousand cubic feet change in natural gas prices	+	(-)	25
One dollar (U.S.) per barrel change in sales margins for total petroleum products	+	(-)	150
One cent (U.S.) per pound change in sales margins for polyethylene	+	(-)	7
One-quarter percent decrease (increase) in short-term interest rates	+	(-)	12
Nine cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+	(-)	585
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2014. Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from 2013 year-end by about $16 million (after tax) a year for each one U.S. dollar per barrel change. The increase was primarily the result of lower royalty costs due to lower crude oil prices at 2014 year-end and higher production volumes. A decrease in the value of the Canadian dollar at 2014 year-end has also increased the impact of U.S. dollar denominated crude oil prices on the company’s revenues and earnings.

The sensitivity of net income to changes in natural gas prices increased from 2013 year-end by about $3 million (after tax) a year for each ten-cent per thousand cubic feet change. The increase was primarily the result of higher purchased gas volumes due to higher bitumen production volumes and lower natural gas production volumes due to the impact of properties divested during 2014.

The sensitivity of net income to changes in sales margins for total petroleum products increased from 2013 year-end by about $20 million (after tax) a year for each one U.S. dollar per barrel change. The increase was primarily the result of increased sales volumes. A decrease in the value of the Canadian dollar has also increased the impact of U.S. dollar denominated crude oil and petroleum products prices on the company’s revenues and earnings.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2013 year-end by about $9 million (after tax) a year for each one-cent change. The increase was primarily the result of wider refining margins as the company’s refineries are able to fully access price-advantaged mid-continent North American crude oils partially offset by lower crude oil prices at 2014 year-end.

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. About 70 percent of the company’s intersegment sales are

Management’s discussion and analysis of financial condition and results of operations (continued)

crude oil produced by the Upstream and sold to the Downstream. Other intersegment sales include those between refineries and chemical plants related to raw materials, feedstocks and finished products.

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term, as evidenced in the dramatic decline in global crude oil prices towards the end of 2014, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the company evaluates the viability of all of its investments over a broad range of future prices. The company’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs. Consequently, the company’s near-term investment plans remain largely unchanged. However, the company will continue to closely monitor and respond to market conditions, rigorously examining operating costs and capital investments to maximize value in whatever business environment in which the company operates.

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

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency rates. In 2014, Upstream earnings of $2,059 million, Downstream earnings of $1,594 million and record Chemical earnings of $229 million highlighted the strength of the company’s value chain integration. The company’s financial strength and debt capacity give it the opportunity to advance business plans in the pursuit of maximizing shareholder value in the full range of market conditions. Also, the company progresses large capital projects in a phased manner so that adjustments can be made when significant changes in market conditions occur. As a result, the company does not make use of derivative instruments to mitigate the impact of such changes. The company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. Although the company does not engage in speculative derivative activities or derivative trading activities it maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

Management’s discussion and analysis of financial condition and results of operations (continued)

Critical accounting estimates

The company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its straightforward business model. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 56.

Oil and gas reserves

Evaluations of oil and gas reserves are important to the effective management of Upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis to calculate unit-of-production depreciation rates and to evaluate impairment.

Oil and gas reserves include both proved and unproved reserves. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

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

Impact of oil and gas reserves on depreciation

The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of upstream assets. It is the ratio of actual volumes produced to total proved reserves or proved developed reserves (those reserves recoverable through existing wells with existing equipment and operating methods) applied to the asset cost. The volumes produced and asset cost are known and, while proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. While the revisions the company has made in the past are an indicator of variability, they have had little impact on the unit-of-production rates of depreciation.

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

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 6.25 percent used in 2014 compares to actual returns of 6.90 percent and 8.80 percent achieved over the last 10- and 20-year periods ending December 31, 2014. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 4 to the consolidated financial statements on page 62. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented about one percent of total expenses in 2014.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2014, the obligations were discounted

Management’s discussion and analysis of financial condition and results of operations (continued)

at six percent and the accretion expense was $105 million, before tax, which was significantly less than one percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end are disclosed in note 15 to the consolidated financial statements on page 74.

Tax contingencies

The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.

The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 3 to the consolidated financial statements on page 61.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. Imperial is evaluating the standard and its effect on the company’s financial statements.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

/s/ Richard M. Kruger

R.M. Kruger

Chairman, president and

chief executive officer

/s/ Paul J. Masschelin

P.J. Masschelin

Senior vice-president,

finance and administration, and controller

(Principal accounting officer and principal financial officer)

February 24, 2015

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2014 and December 31, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. In addition, we have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2014 and December 31, 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Calgary, Alberta, Canada

February 24, 2015

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2014	2013	2012
Revenues and other income
Operating revenues (a)(b)	36,231	32,722	31,053
Investment and other income (note 8)	735	207	135
Total revenues and other income	36,966	32,929	31,188

Expenses
Exploration	67	123	83
Purchases of crude oil and products (c)	22,479	20,155	18,476
Production and manufacturing (d)	5,662	5,288	4,457
Selling and general	1,075	1,082	1,081
Federal excise tax (a)	1,562	1,423	1,338
Depreciation and depletion	1,096	1,110	761
Financing costs (note 12)	4	11	(1)
Total expenses	31,945	29,192	26,195

Income before income taxes	5,021	3,737	4,993

Income taxes (note 3)	1,236	909	1,227

Net income	3,785	2,828	3,766

Per-share information (Canadian dollars)
Net income per common share – basic (note 10)	4.47	3.34	4.44
Net income per common share – diluted (note 10)	4.45	3.32	4.42
Dividends per common share	0.52	0.49	0.48
(a)	Operating revenues include federal excise tax of $1,562 million (2013 - $1,423 million, 2012 - $1,338 million).
(b)	Operating revenues include amounts from related parties of $3,752 million (2013 - $2,385 million, 2012 - $2,907 million), (note 16).
(c)	Purchases of crude oil and products include amounts from related parties of $3,950 million (2013 - $4,104 million, 2012 - $3,033 million), (note 16).
(d)	Production and manufacturing expenses include amounts to related parties of $366 million (2013 - $319 million, 2012 - $241 million), (note 16).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2014	2013	2012
Net income	3,785	2,828	3,766

Other comprehensive income, net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	(483)	529	(415)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	145	205	198
Total other comprehensive income/(loss)	(338)	734	(217)

Comprehensive income	3,447	3,562	3,549

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2014	2013
Assets
Current Assets
Cash	215	272
Accounts receivable, less estimated doubtful amounts	1,539	2,084
Inventories of crude oil and products (note 11)	1,121	1,030
Materials, supplies and prepaid expenses	380	342
Deferred income tax assets (note 3)	314	559
Total current assets	3,569	4,287
Long-term receivables, investments and other long-term assets	1,406	1,332
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	35,574	31,320
Goodwill	224	224
Other intangible assets, net	57	55
Total assets (note 2)	40,830	37,218

Liabilities
Current liabilities
Notes and loans payable (a)(note 12)	1,978	1,843
Accounts payable and accrued liabilities (b)(note 11)	3,969	4,518
Income taxes payable	34	727
Total current liabilities	5,981	7,088
Long-term debt (c)(note 14)	4,913	4,444
Other long-term obligations (d)(note 5)	3,565	3,091
Deferred income tax liabilities (note 3)	3,841	3,071
Total liabilities	18,300	17,694

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (e)(note 10)	1,566	1,566
Earnings reinvested	23,023	19,679
Accumulated other comprehensive income	(2,059)	(1,721)
Total shareholders’ equity	22,530	19,524

Total liabilities and shareholders’ equity	40,830	37,218
(a)	Notes and loans payable includes amounts to related parties of $75 million (2013 – $75 million), (note 16).
(b)	Accounts payable and accrued liabilities include amounts payable to related parties of $174 million (2013 – $170 million), (note 16).
(c)	Long-term debt includes amounts to related parties of $4,746 million (2013 – $4,316 million), (note 16).
(d)	Other long-term obligations include amounts to related parties of $96 million (2013 – nil), (note 16).
(e)	Number of common shares outstanding was 848 million (2013 - 848 million), (note 10).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors
/s/ Richard M. Kruger	/s/ Paul J. Masschelin

R.M. Kruger	P.J. Masschelin
Chairman, president and	Senior vice-president,
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2014	2013	2012
Common shares at stated value (note 10)
At beginning of year	1,566	1,566	1,528
Issued under the stock option plan	-	-	43
Share purchases at stated value	-	-	(5)
At end of year	1,566	1,566	1,566

Earnings reinvested
At beginning of year	19,679	17,266	14,031
Net income for the year	3,785	2,828	3,766
Share purchases in excess of stated value	-	-	(123)
Dividends	(441)	(415)	(408)
At end of year	23,023	19,679	17,266

Accumulated other comprehensive income
At beginning of year	(1,721)	(2,455)	(2,238)
Other comprehensive income	(338)	734	(217)
At end of year	(2,059)	(1,721)	(2,455)

Shareholders’ equity at end of year	22,530	19,524	16,377

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2014	2013	2012
Operating activities
Net income	3,785	2,828	3,766
Adjustments for non-cash items:
Depreciation and depletion	1,096	1,110	761
(Gain)/loss on asset sales (note 8)	(696)	(150)	(94)
Deferred income taxes and other	1,123	482	619
Changes in operating assets and liabilities:
Accounts receivable	545	(74)	300
Inventories, materials, supplies and prepaid expenses	(129)	(260)	(106)
Income taxes payable	(693)	(457)	(84)
Accounts payable and accrued liabilities	(549)	191	(67)
All other items - net (a)	(77)	(378)	(415)
Cash flows from (used in) operating activities	4,405	3,292	4,680

Investing activities
Additions to property, plant and equipment	(5,290)	(6,297)	(5,478)
Acquisition (note 18)	-	(1,602)	-
Additional investments	(123)	-	-
Proceeds from asset sales	851	160	226
Repayment of loan from equity company	-	4	14
Cash flows from (used in) investing activities	(4,562)	(7,735)	(5,238)

Financing activities
Short-term debt - net	120	1,371	105
Long-term debt issued	430	3,276	220
Reduction in capitalized lease obligations	(9)	(7)	(4)
Issuance of common shares under stock option plan	-	-	43
Common shares purchased (note 10)	-	-	(128)
Dividends paid	(441)	(407)	(398)
Cash flows from (used in) financing activities	100	4,233	(162)

Increase (decrease) in cash	(57)	(210)	(720)
Cash at beginning of year	272	482	1,202
Cash at end of year (b)	215	272	482
(a)	Includes contribution to registered pension plans of $362 million (2013 - $600 million, 2012 - $594 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources N.W.T. Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. The consolidated financial statements also include the company’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses, including its 25 percent interest in the Syncrude joint venture and its 70.96 percent interest in the Kearl joint venture.

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

The company uses the successful-efforts method to account for its exploration and development activities. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the

Notes to consolidated financial statements (continued)

economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals are expensed as incurred. Development costs including costs of productive wells and development dryholes are capitalized.

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

Share-based compensation

The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “selling and general” expenses in the consolidated statement of income over the requisite service period of each award. See note 7 to the consolidated financial statements on page 68 for further details.

Consumer taxes

Taxes levied on the consumer and collected by the company are excluded from the consolidated statement of income. These are primarily provincial taxes on motor fuels, the federal goods and services tax and the federal/provincial harmonized sales tax.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. Imperial is evaluating the standard and its effect on the company’s financial statements.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012
Revenues and other income
Operating revenues (a)	8,408	6,016	4,674	26,400	25,450	25,077	1,423	1,256	1,302
Intersegment sales	4,087	4,026	4,110	1,359	1,978	2,603	381	318	299
Investment and other income	667	145	46	65	59	81	-	-	-
	13,162	10,187	8,830	27,824	27,487	27,761	1,804	1,574	1,601
Expenses
Exploration	67	123	83	-	-	-	-	-	-
Purchases of crude oil and products	5,628	3,778	3,056	21,476	21,628	21,316	1,196	1,065	1,115
Production and manufacturing (b)	3,882	3,389	2,704	1,564	1,695	1,569	216	210	185
Selling and general	3	5	1	887	886	935	70	66	67
Federal excise tax	-	-	-	1,562	1,423	1,338	-	-	-
Depreciation and depletion (b)	857	636	498	216	452	242	12	12	12
Financing costs (note 12)	4	9	(1)	-	2	-	-	-	-
Total expenses	10,441	7,940	6,341	25,705	26,086	25,400	1,494	1,353	1,379
Income before income taxes	2,721	2,247	2,489	2,119	1,401	2,361	310	221	222
Income taxes (note 3)
Current	(219)	(14)	72	296	395	486	76	62	67
Deferred	881	549	529	229	(46)	103	5	(3)	(10)
Total income tax expense	662	535	601	525	349	589	81	59	57
Net income	2,059	1,712	1,888	1,594	1,052	1,772	229	162	165
Cash flows from (used in) operating activities	2,519	1,690	2,625	1,666	1,453	1,961	250	198	127
Capital and exploration expenditures (c)	4,974	7,755	5,518	572	187	140	26	9	4
Property, plant and equipment
Cost	42,142	38,819	30,602	7,460	7,146	7,038	798	771	765
Accumulated depreciation and depletion	(10,103)	(10,749)	(10,146)	(4,459)	(4,347)	(3,967)	(601)	(586)	(576)
Net property, plant and equipment (d)	32,039	28,070	20,456	3,001	2,799	3,071	197	185	189
Total assets	34,421	30,553	22,317	5,823	5,732	6,409	372	397	372

	Corporate and Other			Eliminations			Consolidated
millions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012
Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	36,231	32,722	31,053
Intersegment sales	-	-	-	(5,827)	(6,322)	(7,012)	-	-	-
Investment and other income	3	3	8	-	-	-	735	207	135
	3	3	8	(5,827)	(6,322)	(7,012)	36,966	32,929	31,188
Expenses
Exploration	-	-	-	-	-	-	67	123	83
Purchases of crude oil and products	-	-	-	(5,821)	(6,316)	(7,011)	22,479	20,155	18,476
Production and manufacturing (b)	-	-	-	-	(6)	(1)	5,662	5,288	4,457
Selling and general	121	125	78	(6)	-	-	1,075	1,082	1,081
Federal excise tax	-	-	-	-	-	-	1,562	1,423	1,338
Depreciation and depletion (b)	11	10	9	-	-	-	1,096	1,110	761
Financing costs (note 12)	-	-	-	-	-	-	4	11	(1)
Total expenses	132	135	87	(5,827)	(6,322)	(7,012)	31,945	29,192	26,195
Income before income taxes	(129)	(132)	(79)	-	-	-	5,021	3,737	4,993
Income taxes (note 3)
Current	(47)	(18)	(32)	-	-	-	106	425	593
Deferred	15	(16)	12	-	-	-	1,130	484	634
Total income tax expense	(32)	(34)	(20)	-	-	-	1,236	909	1,227
Net income	(97)	(98)	(59)	-	-	-	3,785	2,828	3,766
Cash flows from (used in) operating activities	(30)	(49)	(33)	-	-	-	4,405	3,292	4,680
Capital and exploration expenditures (c)	82	69	21	-	-	-	5,654	8,020	5,683
Property, plant and equipment
Cost	511	429	360	-	-	-	50,911	47,165	38,765
Accumulated depreciation and depletion	(174)	(163)	(154)	-	-	-	(15,337)	(15,845)	(14,843)
Net property, plant and equipment (d)	337	266	206	-	-	-	35,574	31,320	23,922
Total assets	565	581	704	(351)	(45)	(438)	40,830	37,218	29,364

Notes to consolidated financial statements (continued)

(a)	Includes export sales to the United States of $5,940 million (2013 - $5,217 million, 2012 - $4,358 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	A 2013 charge in the Downstream segment of $377 million ($280 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $132 million, reported as part of production and manufacturing expenses. By the end of 2014, amounts incurred associated with decommissioning, environmental and employee-related costs totalled $90 million.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.
(d)	Includes property, plant and equipment under construction of $12,535 million (2013 - $9,234 million).

3. Income taxes

millions of dollars	2014	2013	2012
Current income tax expense	106	425	593
Deferred income tax expense (a)	1,130	484	634
Total income tax expense (b)	1,236	909	1,227
Statutory corporate tax rate (percent)	25.5	25.4	25.5
Increase/(decrease) resulting from:
Enacted tax rate change	-	-	-
Other	(0.9)	(1.1)	(0.9)
Effective income tax rate	24.6	24.3	24.6
(a)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2014, 2013 and 2012.
(b)	Cash outflow from income taxes, plus investment credits earned, was $811 million in 2014 (2013 – $911 million, 2012 – $871 million).

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2014	2013	2012
Depreciation and amortization	3,777	2,949	2,434
Successful drilling and land acquisitions	827	815	399
Pension and benefits	(438)	(376)	(717)
Site restoration	(304)	(287)	(284)
Capitalized interest	82	69	53
Other	(103)	(99)	39
Net long-term deferred income tax liabilities	3,841	3,071	1,924

LIFO inventory valuation	(201)	(450)	(478)
Other	(113)	(109)	(49)
Net current deferred income tax assets	(314)	(559)	(527)
Valuation allowance	-	-	-
Net deferred income tax liabilities	3,527	2,512	1,397

Notes to consolidated financial statements (continued)

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2014	2013	2012
Balance as at January 1	151	143	134
Additions based on current year’s tax position	4	10	4
Additions for prior years’ tax positions	-	2	10
Reductions for prior years’ tax positions	(4)	(4)	(3)
Reductions due to lapse of the statute of limitations	-	-	(2)
Balance as at December 31	151	151	143

The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2014, 2013 and 2012 changes in unrecognized tax benefits did not have a material effect on the company’s net income. The company’s tax filings from 2007 to 2014 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings. Management is currently evaluating those proposed adjustments and believes that a number of outstanding matters are expected to be resolved in 2015. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other post-retirement benefits
	2014	2013	2014	2013
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	3.75	4.75	3.75	4.75
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	6,870	7,336	503	547
Current service cost	152	181	9	11
Interest cost	322	281	26	21
Actuarial loss/(gain)	1,083	(504)	123	(50)
Amendments	-	-	-	-
Benefits paid (a)	(457)	(424)	(27)	(26)
Projected benefit obligation at December 31	7,970	6,870	634	503

Accumulated benefit obligation at December 31	7,292	6,263

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high-quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2015 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2014	2013	2014	2013
Change in plan assets
Fair value at January 1	5,872	5,114
Actual return/(loss) on plan assets	923	491
Company contributions	362	600
Benefits paid (b)	(350)	(333)
Fair value at December 31	6,807	5,872

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(589)	(424)
Unfunded plans	(574)	(574)	(634)	(503)
Total (c)	(1,163)	(998)	(634)	(503)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

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

Notes to consolidated financial statements (continued)

	Pension benefits		Other post-retirement benefits
millions of dollars	2014	2013	2014	2013
Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(29)	(25)	(29)	(28)
Other long-term obligations	(1,134)	(973)	(605)	(475)
Total recorded	(1,163)	(998)	(634)	(503)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	2,666	2,303	180	64
Prior service cost	39	62	-	-
Total recorded in accumulated other comprehensive income, before tax	2,705	2,365	180	64

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2014 long-term expected return of 6.25 percent used in the calculations of pension expense compares to an actual rate of return of 6.90 percent and 8.80 percent over the last 10- and 20-year periods ending December 31, 2014.

	Pension benefits			Other post-retirement benefits
	2014	2013	2012	2014	2013	2012
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	4.75	3.75	4.25	4.75	3.75	4.25
Long-term rate of return on funded assets	6.25	6.25	6.25	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of dollars
Components of net periodic benefit cost
Current service cost	152	181	160	9	11	8
Interest cost	322	281	288	26	21	21
Expected return on plan assets	(369)	(331)	(288)	-	-	-
Amortization of prior service cost	23	23	23	-	-	-
Amortization of actuarial loss/(gain)	166	243	235	7	10	8
Net periodic benefit cost	294	397	418	42	42	37

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	529	(664)	530	123	(50)	40
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(166)	(243)	(235)	(7)	(10)	(8)
Amortization of prior service cost included in net periodic benefit cost	(23)	(23)	(23)	-	-	-
Total recorded in other comprehensive income	340	(930)	272	116	(60)	32

Total recorded in net periodic benefit cost and other comprehensive income, before tax	634	(533)	690	158	(18)	69

Costs for defined contribution plans, primarily the employee savings plan, were $40 million in 2014 (2013 - $37 million, 2012 - $36 million).

Notes to consolidated financial statements (continued)

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2014	2013	2012
(Charge)/credit to other comprehensive income, before tax	(456)	990	(304)
Deferred income tax (charge)/credit (note 17)	118	(256)	87
(Charge)/credit to other comprehensive income, after tax	(338)	734	(217)

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. Consistent with the long-term nature of the liability, the plan assets are primarily invested in global, market-cap-weighted indexed equity and domestic indexed bond funds to diversify risk while minimizing costs. The equity funds hold Imperial Oil Limited stock only to the extent necessary to replicate the relevant equity index. The balance of the plan assets is largely invested in high-quality corporate and government debt securities. Studies are periodically conducted to establish the preferred target asset allocation. The target asset allocation for equity securities is 37 percent. The target allocation for debt securities is 58 percent. Plan assets for the remaining five percent are invested in venture capital partnerships that pursue a strategy of investment in U.S. and international early stage ventures.

The 2014 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2014, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	460		460	(a)
Non-Canadian	2,153		2,153	(a)
Debt securities - Canadian
Corporate	922		922	(b)
Government	3,033		3,033	(b)
Asset backed	5		5	(b)
Equities – Venture capital	211				211	(c)
Cash	23	8	15	(d)
Total plan assets at fair value	6,807	8	6,588		211
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(d)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2014	1	188
Net realized gains/(losses)	-	(16)
Net unrealized gains/(losses)	-	40
Net purchases/(sales)	(1)	(1)
Fair value at December 31, 2014	-	211

The 2013 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2013, using:
millions of dollars	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset class
Equity securities
Canadian	932		932	(a)
Non-Canadian	1,911		1,911	(a)
Debt securities - Canadian
Corporate	654		654	(b)
Government	2,161		2,161	(b)
Asset backed	-
Mortgage funds	1				1	(c)
Equities – Venture capital	188				188	(d)
Cash	25	12	13	(e)
Total plan assets at fair value	5,872	12	5,671		189
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For mortgage funds, fair value represents the principal outstanding which is guaranteed by Canada Mortgage and Housing Corporation.
(d)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including Initial Public Offerings.
(e)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2013	1	158
Net realized gains/(losses)	-	(17)
Net unrealized gains/(losses)	-	44
Net purchases/(sales)	-	3
Fair value at December 31, 2013	1	188

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2014	2013
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	-	-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-
Accumulated benefit obligation less fair value of plan assets	-	-

For unfunded plans covered by book reserves:
Projected benefit obligation	574	574
Accumulated benefit obligation	542	496

Estimated 2015 amortization from accumulated other comprehensive income

millions of dollars	Pension benefits	Other post-retirement benefits
Net actuarial loss/(gain) (a)	191	12
Prior service cost (b)	18	-
(a)	The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

millions of dollars	Pension benefits	Other post-retirement benefits
2015	385	29
2016	395	29
2017	405	30
2018	410	30
2019	420	30
2020 - 2024	2,140	155

In 2015, the company expects to make cash contributions of about $225 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(60)	60

Discount rate:
Effect on net benefit cost, before tax	(70)	90
Effect on benefit obligation	(1,100)	1,400

Rate of pay increases:
Effect on net benefit cost, before tax	35	(30)
Effect on benefit obligation	190	(170)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Effect on service and interest cost components	4	(3)
Effect on benefit obligation	70	(55)

5. Other long-term obligations

millions of dollars	2014	2013
Employee retirement benefits (a)(note 4)	1,739	1,448
Asset retirement obligations and other environmental liabilities (b)	1,325	1,258
Share-based incentive compensation liabilities (note 7)	154	140
Other obligations (note 16)	347	245
Total other long-term obligations	3,565	3,091
(a)	Total recorded employee retirement benefit obligations also include $58 million in current liabilities (2013 – $53 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $143 million in current liabilities (2013 – $154 million).

Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of dollars	2014	2013
Balance as at January 1	1,237	966
Additions	184	251
Reductions due to property sales	(153)	-
Accretion	105	105
Settlement	(81)	(85)
Balance as at December 31	1,292	1,237

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

The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair values of the company’s financial instruments and the recorded book value. The fair value hierarchy for long-term debt is primarily Level 2.

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

The following table summarizes information about these units for the year ended December 31, 2014:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2014	8,714,854	98,236
Granted	1,427,460	8,963
Exercised	(1,719,387)	-
Forfeited and cancelled	(45,442)	-
Outstanding at December 31, 2014	8,377,485	107,199

In 2014, the compensation expense charged against income for these programs was $90 million (2013 - $92 million, 2012 - $58 million). Income tax benefit recognized in income related to compensation expense for the year was $31 million (2013 - $33 million, 2012 - $20 million). Cash payments of $94 million were made for these programs in 2014 (2013 - $88 million, 2012 - $97 million).

As of December 31, 2014, there was $191 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of non-vested restricted stock units is 3.5 years. All units under the deferred share programs have vested as of December 31, 2014.

Notes to consolidated financial statements (continued)

8. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2014	2013	2012
Proceeds from asset sales	851	160	226
Book value of assets sold	155	10	132
Gain/(loss) on asset sales, before tax (a)(b)	696	150	94
Gain/(loss) on asset sales, after tax (a)(b)	526	120	72
(a)	2014 included a gain of $638 million ($478 million, after tax) for the sale of the company’s interest in producing conventional assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House.
(b)	2013 included a gain of $85 million ($73 million, after tax) for the sale of non-operating assets.

9. Litigation and other contingencies

A variety of claims have been made against Imperial and its subsidiaries in a number of lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavourable outcome is reasonably possible and which are significant, the company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of the company’s contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.

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

	Payments due by period
millions of dollars	2015	2016	2017	2018	2019	After 2019	Total
Unconditional purchase obligations (a)	100	84	85	88	99	225	681
(a)	Undiscounted obligations of $681 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $112 million (2013 - $95 million, 2012 - $86 million). The present value of these commitments, excluding imputed interest of $125 million, totalled $556 million.

Notes to consolidated financial statements (continued)

10. Common shares

thousands of shares	As at Dec. 31 2014	As at Dec. 31 2013
Authorized	1,100,000	1,100,000

From 1995 through 2014 the company purchased shares under nineteen 12-month normal course issuer bid share repurchase programs, as well as an auction tender. Cumulative purchases to date under these programs totalled 906,543 thousand shares and $15,708 million. ExxonMobil’s participation in these programs maintained its ownership interest in Imperial at 69.6 percent. On June 25, 2014, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to a maximum of one million shares.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2012	847,599	1,528
Issued under employee share-based awards	2,776	43
Purchases at stated value	(2,776)	(5)
Balance as at December 31, 2012	847,599	1,566
Issued under employee share-based awards	-	-
Purchases at stated value	-	-
Balance as at December 31, 2013	847,599	1,566
Issued under employee share-based awards	2	-
Purchases at stated value	(2)	-
Balance as at December 31, 2014	847,599	1,566

Notes to consolidated financial statements (continued)

The following table provides the calculation of basic and diluted earnings per share:

	2014	2013	2012
Net income per common share – basic
Net income (millions of dollars)	3,785	2,828	3,766

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.7

Net income per common share (dollars)	4.47	3.34	4.44

Net income per common share - diluted
Net income (millions of dollars)	3,785	2,828	3,766

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.7
Effect of employee share-based awards (millions of shares)	3.0	3.0	3.4
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.6	850.6	851.1

Net income per common share (dollars)	4.45	3.32	4.42

11. Miscellaneous financial information

In 2014, net income included an after-tax gain of $29 million (2013 – $24 million gain, 2012 – $45 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2014 by $857 million (2013 – $1,787 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2014	2013
Crude oil	650	628
Petroleum products	409	340
Chemical products	53	54
Natural gas and other	9	8
Total inventories of crude oil and products	1,121	1,030

Net research and development costs charged to expenses in 2014 were $128 million (2013 – $154 million, 2012 – $147 million). These costs are included in expenses due to the uncertainty of future benefits.

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $408 million at December 31, 2014 (2013 – $380 million).

12. Financing costs and additional notes and loans payable information

millions of dollars	2014	2013	2012
Debt-related interest	82	69	20
Capitalized interest	(82)	(69)	(20)
Net interest expense	-	-	-
Other interest	4	11	(1)
Total financing costs (a)	4	11	(1)
(a)	Cash interest payments in 2014 were $82 million (2013 – $69 million, 2012 – $20 million). The weighted average interest rate on short-term borrowings in 2014 was 1.1 percent (2013 – 1.1 percent).

Notes to consolidated financial statements (continued)

As at December 31, 2014, the company had borrowed $75 million under an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil.

In the first quarter of 2014, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2015. The company has not drawn on the facility.

13. Leased facilities

At December 31, 2014, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totalling $494 million as indicated in the following table:

	Payments due by period
millions of dollars	2015	2016	2017	2018	2019	After 2019	Total
Lease payments under minimum commitments (a)	178	126	93	39	30	28	494
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2014 was $315 million (2013 – $287 million, 2012 – $271 million). Related rental income was not material.

14. Long-term debt

millions of dollars	As at Dec. 31 2014	As at Dec. 31 2013
Long-term debt (a)	4,746	4,316
Capital leases (b)	167	128
Total long-term debt	4,913	4,444
(a)	Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $6.25 billion at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.2 percent in 2014.
(b)	Capital leases are primarily associated with transportation facilities and services agreements. The average imputed rate was 7.0 percent in 2014 (2013 – 7.0 percent). Total capitalized lease obligations also include $22 million in current liabilities (2013 - $7 million). Principal payments on capital leases of approximately $19 million per year are due in each of the next four years after December 31, 2015.

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

Subsequent to December 31, 2014 and up to February 11, 2015, the company increased its long-term debt by $490 million by drawing on an existing facility. The increased debt was used to finance normal operations and capital projects.

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2014	2013	2012
Balance as at January 1	173	167	163
Additions pending the determination of proved reserves	5	12	16
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	(11)	(6)	(12)
Balance as at December 31	167	173	167

Period end capitalized suspended exploratory well costs:

millions of dollars	2014	2013	2012
Capitalized for a period of one year or less	-	6	16

Capitalized for a period of between one and five years	167	167	151
Capitalized for a period of greater than one year	167	167	151

Total	167	173	167

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2014	2013	2012
Number of projects with first capitalized well drilled in the preceding 12 months	-	-	-
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	1	1
Total	1	1	1

The project with exploratory well costs capitalized for a period greater than 12 months as of December 31, 2014 has exploratory activity planned in the next two years.

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

As at December 31, 2014, the company had outstanding long-term loans of $4,746 million (2013 – $4,316 million) and short-term loans of $75 million (2013 – $75 million) from ExxonMobil (see note 14, long-term debt, on page 73 and note 12, financing costs and additional notes and loans payable information, on page 72 for further details).

As at December 31, 2014, the company had outstanding obligations of $123 million (2013 – nil) due to a rail loading joint venture, in which the company has ownership interest. These obligations are associated with assets under construction at the rail loading facilities.

Notes to consolidated financial statements (continued)

17. Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2014	2013	2012
Balance as at January 1	(1,721)	(2,455)	(2,238)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(483)	529	(415)
Amounts reclassified from accumulated other comprehensive income	145	205	198
Balance as at December 31	(2,059)	(1,721)	(2,455)

Amounts reclassified out of accumulated other comprehensive income – before tax income/(expense)

millions of dollars	2014	2013	2012
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(196)	(276)	(266)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income

millions of dollars	2014	2013	2012
Post-retirement benefits adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	(169)	185	(155)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	51	71	68
Total	(118)	256	(87)

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

millions of dollars
Current assets	49
Property, plant and equipment (a)	2,045
Goodwill (b)	20
Total assets acquired	2,114

Current liabilities	62
Deferred income tax liabilities (c)	377
Other long-term obligations	67
Total liabilities assumed	506
Net assets acquired	1,608
(a)	Property, plant and equipment were measured primarily using an income approach. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included Celtic resources, assumed future production profiles, commodity prices (mainly based on observable market inputs), risk adjusted discount rate of 10 percent, inflation of 2 percent and assumptions on the timing and amount of future development and operating costs. The property, plant and equipment additions were segmented to the Upstream business, with all of the assets in Canada.
(b)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized in the Upstream reporting unit. Goodwill is not amortized and is not deductible for tax purposes.
(c)	Deferred income taxes reflect the future tax consequences on the temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

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

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 78 to 79 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board (FASB) rules. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standardized measure of discounted future cash flows. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

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

Results of operations

millions of dollars	2014	2013	2012
Sales to customers (a)	2,921	2,282	2,074
Intersegment sales (a)(b)	3,862	3,905	3,534
	6,783	6,187	5,608
Production expenses	3,860	3,392	2,589
Exploration expenses	67	123	83
Depreciation and depletion	789	586	498
Income taxes	513	512	584
Results of operations	1,554	1,574	1,854

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

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2014	2013	2012
Property costs (c)
Proved	-	34	-
Unproved	-	2,013	33
Exploration costs	74	124	109
Development costs	4,710	5,847	5,125
Total costs incurred in property acquisitions, exploration and development activities	4,784	8,018	5,267
(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Capitalized costs

millions of dollars	2014	2013
Property costs (a)
Proved	2,202	3,017
Unproved	2,575	2,621
Producing assets	25,126	23,811
Incomplete construction	11,171	8,286
Total capitalized cost	41,074	37,735
Accumulated depreciation and depletion	(10,084)	(10,686)
Net capitalized costs	30,990	27,049
(a)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

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

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2014	2013	2012
Future cash flows	292,376	231,873	227,253
Future production costs	(127,070)	(92,926)	(83,600)
Future development costs	(39,814)	(32,126)	(31,051)
Future income taxes	(27,853)	(23,707)	(25,902)
Future net cash flows	97,639	83,114	86,700
Annual discount of 10 percent for estimated timing of cash flows	(66,582)	(58,204)	(61,864)
Discounted future cash flows	31,057	24,910	24,836

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	24,910	24,836	26,020
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(3,282)	(3,026)	(3,116)
Net changes in prices, development costs and production costs	655	(17,683)	(6,810)
Extensions, discoveries, additions and improved recovery, less related costs	(374)	31	2,698
Development costs incurred during the year	4,414	5,500	5,086
Revisions of previous quantity estimates	4,907	12,321	(805)
Accretion of discount	1,634	1,703	997
Net change in income taxes	(1,807)	1,228	766
Net change	6,147	74	(1,184)
Balance at end of year	31,057	24,910	24,836

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)

	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2012	55	422	653	2,413	3,191
Revisions	5	98	(29)	239	231
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	-	(7)	-	-	(1)
Discoveries and extensions	-	47	-	234	242
Production	(7)	(72)	(25)	(45)	(89)
End of year 2012	53	488	599	2,841	3,574

Revisions	6	(2)	4	78	88
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	10	261	-	-	54
Discoveries and extensions	-	-	-	-	-
Production	(7)	(69)	(24)	(52)	(94)
End of year 2013	62	678	579	2,867	3,622

Revisions	1	9	(23)	466	445
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	(14)	(48)	-	-	(22)
Discoveries and extensions	3	45	-	-	10
Production	(6)	(57)	(22)	(59)	(96)
End of year 2014	46	627	534	3,274	3,959

Net proved developed reserves included above, as of
January 1, 2012	55	360	653	519	1,287
December 31, 2012	52	373	599	543	1,256
December 31, 2013	55	368	579	1,417	2,113
December 31, 2014	36	300	534	1,635	2,255

Net proved undeveloped reserves included above, as of
January 1, 2012	-	62	-	1,894	1,904
December 31, 2012	1	115	-	2,298	2,318
December 31, 2013	7	310	-	1,450	1,509
December 31, 2014	10	327	-	1,639	1,704
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2012, 2013 and 2014. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s (SEC) Rule 4-10 (a) of Regulation S-X.

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

In 2014, upward revisions of proved developed and undeveloped bitumen reserves were primarily associated with the conclusion of technical studies supporting the lengthening of the expected useful life of the Kearl operating assets under routine maintenance and sustaining capital conditions.

Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For liquids and natural gas, net proved reserves are based on estimated future royalty rates as of the date the estimate is made incorporating the applicable governments’ oil and gas royalty regimes. For bitumen, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of each of the Cold Lake and Kearl projects, and they incorporate the Alberta government’s revised oil sands royalty regime. For synthetic oil, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of the project, and they incorporate amendments to the Syncrude Crown Agreement. In all cases, actual future royalty rates may vary with production, price and costs.

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

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2014 three months ended				2013 three months ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Financial data (millions of dollars)
Total revenues and other income	8,030	9,658	10,049	9,226	8,363	8,594	7,958	8,014
Total expenses	7,160	8,413	8,403	7,966	6,985	7,737	7,526	6,944
Income before income taxes	870	1,245	1,646	1,260	1,378	857	432	1,070
Income taxes	199	309	414	314	322	210	105	272
Net income	671	936	1,232	946	1,056	647	327	798

Segmented net income (millions of dollars)
Upstream	218	532	857	452	411	604	397	300
Downstream	397	343	366	488	625	46	(97)	478
Chemical	63	66	57	43	46	39	42	35
Corporate and Other	(7)	(5)	(48)	(37)	(26)	(42)	(15)	(15)
Net income	671	936	1,232	946	1,056	647	327	798

Per-share information (dollars)
Net earnings – basic	0.80	1.10	1.45	1.12	1.25	0.76	0.39	0.94
Net earnings – diluted	0.79	1.10	1.45	1.11	1.24	0.76	0.38	0.94
Dividends (declared quarterly)	0.13	0.13	0.13	0.13	0.13	0.12	0.12	0.12

Share prices (dollars) (b)
Toronto Stock Exchange
High	55.76	57.96	56.94	51.89	47.57	46.10	41.82	45.44
Low	45.52	52.05	50.36	44.99	43.19	40.32	38.58	41.42
Close	50.05	52.91	56.23	51.48	47.04	45.23	40.15	41.52

NYSE MKT (U.S. dollars) (b)
High	49.55	54.09	53.10	47.08	45.67	44.65	41.15	45.16
Low	39.14	46.85	46.01	40.20	41.55	38.22	37.09	40.68
Close	43.03	47.22	52.63	46.55	44.23	43.96	38.21	40.86

Shares traded (thousands) (c)	113,657	69,107	78,236	87,465	67,673	77,781	95,600	103,979
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE MKT LLC. Imperial has unlisted privileges on the NYSE MKT LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated. D.W. (Darren) Woods resigned as a director effective July 29, 2014. D.G. (Jerry) Wascom has been elected as a director effective July 30, 2014.

Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships, non-profit sector affiliations and shareholdings in the company, as well as any shareholdings in Exxon Mobil Corporation. The information is as of February 11, 2015, the effective date of this circular, unless otherwise indicated.

Director Nominee

K.T. (Krystyna) Hoeg

Toronto, Ontario, Canada

Age: 65

Current Position:

Nonemployee director

Independent

Director since:

May 1, 2008

Normally ineligible for re-election in 2022

Skills and experience:

—    Leadership of large organizations

—   Project management

—   Global experience

—   Strategy development

—   Audit committee financial expert

—   Financial expertise

—   Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 746,205,606 (99.72%)

Votes Withheld: 2,070,554 (0.28%)

Total Votes: 748,276,160

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm of Touche Ross. She is currently a director of Sun Life Financial Inc., Canadian Pacific Railway Limited and Canadian Pacific Railway Company, and is also a director of Samuel, Son & Co. Limited and Revera Inc., privately owned corporations. Ms. Hoeg sits on the board of the Toronto East General Hospital.

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				9 of 9	100%
Audit committee				7 of 7	100%
Executive resources committee (Chair)				7 of 7	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee				3 of 4	75%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 97%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	0	20,936	10,000	30,936	1,538,757
February 13, 2014	0	18,093	9,000	27,093	1,280,686
Year over year change	0	2,843	1,000	3,843	258,071
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	0	0		0	0
Public Company Directorships in the Past Five Years

  •    Sun Life Financial Inc. (2002 – Present)

  •    Canadian Pacific Railway Limited (2007 – Present)

  •    Canadian Pacific Railway Company (2007 – Present)

  •    Shoppers Drug Mart Corporation (2006 – 2014)

  •    Cineplex Galaxy Income Fund (2006 – 2010)

Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Toronto East General Hospital (Vice Chair and Chair of Finance Committee)

Director Nominee

R.M. (Richard) Kruger

Calgary, Alberta, Canada

Age: 55

Current Position: Chairman,

president and chief executive

officer, Imperial Oil Limited

Not independent

Director since:

March 1, 2013

Skills and experience:

—     Leadership of large

      organizations

—     Operations/technical

—     Project management

—     Global experience

—     Strategy development

—     Financial expertise

—     Government relations

—     Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 741,999,525 (99.16%)

Votes Withheld: 6,276,635 (0.84%)

Total Votes: 748,276,160

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

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board (Chair)				9 of 9	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	0	0	182,800	182,800	9,092,472
February 13, 2014	0	0	91,400	91,400	4,320,478
Year over year change	0	0	91,400	91,400	4,771,994
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	31,772 (<0.01%)	190,200		221,972	25,409,823
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

•     C.D. Howe Institute (Group Advisory Member)

•     University of Minnesota Foundation (Board of Trustees)

•     Canadian Council of Chief Executives (Member)

Director Nominee

J.M. (Jack) Mintz

Calgary, Alberta, Canada

Age: 63

Current Position:

Nonemployee director

Independent

Director since:

April 21, 2005

Normally ineligible for re-election in 2023

Skills and experience:

—  Global experience

—  Strategy development

—  Financial expertise

—  Government relations

—   Academic/research

—  Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 747,140,115 (99.85%)

Votes Withheld: 1,136,045 (0.15%)

Total Votes: 748,276,160

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

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				9 of 9	100%
Audit committee				7 of 7	100%
Executive resources committee				7 of 7	100%
Environment, health and safety committee (Chair)				2 of 2	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	1,000 (<0.01%)	16,985	10,000	27,985	1,391,974
February 13, 2014	1,000 (<0.01%)	14,840	10,000	25,840	1,221,457
Year over year change	0	2,145	0	2,145	170,517
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	0	0		0	0
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

•      Social Science and Humanities Research Council of Canada (Vice-president and chair of the governing council)

•      Centre for Economic Studies (CES) Ifo Institute, Germany (Research fellow)

•      Oxford Centre on Business Taxation, UK (Research fellow)

•      Literary Review of Canada (Board of Directors)

Director Nominee

D.S. (David) Sutherland

Waterloo, Ontario, Canada

Age: 65

Current Position:

Nonemployee director

Independent

Director since:

April 29, 2010

Normally ineligible for re-election in 2022

Skills and experience:

—     Leadership of large organizations

—     Operations/technical

—     Global experience

—     Strategy development

—     Audit committee financial expert

—     Financial expertise

—     Government relations

—     Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 747,186,418 (99.85%)

Votes Withheld: 1,089,742 (0.15%)

Total Votes: 748,276,160

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

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				9 of 9	100%
Audit committee				7 of 7	100%
Executive resources committee				7 of 7	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee (Chair)				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	45,000 (<0.01%)	14,516	8,000	67,516	3,358,246
February 13, 2014	45,000 (<0.01%)	11,736	7,000	63,736	3,012,801
Year over year change	0	2,780	1,000	3,780	345,445
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	5,730 (<0.01%)	0		5,730	655,931
Public Company Directorships in the Past Five Years
• GATX Corporation (2007 - Present) • United States Steel Corporation, (2008 – Present) (Chairman) • ZCL Composites Inc. (2008 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• KidsAbility, Centre for Child Development (Finance Committee)

Director Nominee

D.G. (Jerry) Wascom

Fairfax, Virginia, United

States of America

Age: 58

Current Position: Vice-

president, Exxon Mobil

Corporation and president

ExxonMobil Refining &

Supply Company

Not independent

Director since:

July 30, 2014

Skills and experience:

—     Leadership of large    organizations

—    Operations/technical

—    Project management

—     Global experience

—     Strategy development

—     Financial expertise

—     Executive compensation

Mr. Wascom is a vice-president of Exxon Mobil Corporation and is the president of ExxonMobil Refining & Supply Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global refining and supply operations. He is located in Fairfax, Virginia. Mr. Wascom has worked for ExxonMobil in a range of refining operations management assignments, as well as international assignments in Asia Pacific.

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				4 of 4	100%
Executive resources committee				4 of 4	100%
Environment, health and safety committee				1 of 1	100%
Nominations and corporate governance committee				2 of 2	100%
Contributions committee				1 of 1	100%

(became a director and a member of the four committees noted above on July 30, 2014)				Overall Attendance – 100%
Imperial Oil Limited Securities Held (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	0	0	0	0	0
No share ownership guidelines apply.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	12,335 (<0.01%)	142,150		154,485	17,684,377
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
• Director, Refining North America, ExxonMobil Refining & Supply Company (2013 - 2014) (Affiliate) • Director, Refining Americas, ExxonMobil Refining & Supply Company (2009 - 2013) (Affiliate)
Non-profit sector affiliations
None

Director Nominee

S.D. (Sheelagh) Whittaker

London, England

Age: 67

Current Position:

Nonemployee director

Independent

Director since:

April 19, 1996

Normally ineligible for re-election in 2019

Skills and experience:

—  Leadership of large

       organizations

—  Global experience

—  Strategy development

—  Audit committee financial

       expert

—  Financial expertise

—  Government relations

—  Information technology

—  Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 746,415,662

(99.75%)

Votes Withheld: 1,860,498

(0.25%)

Total Votes: 748,276,160

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

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				9 of 9	100%
Audit committee				7 of 7	100%
Executive resources committee				7 of 7	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee (Chair)				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	9,350 (<0.01%)	43,610	10,000	62,960	3,131,630
February 13, 2014	9,350 (<0.01%)	43,183	10,000	62,533	2,955,935
Year over year change	0	427	0	427	175,695
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	0	0		0	0
Public Company Directorships in the Past Five Years
• Standard Life Canada (2013 – 2015) • Standard Life plc (2009 – 2013)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Member of the VIP Advisory Board of the European Professional Women’s Network • Nanaimo Child Development Centre (volunteer)

Director Nominee

V.L. (Victor) Young,

O.C.

St. John’s, Newfoundland and

Labrador, Canada

Age: 69

Current Position:

Nonemployee director

Independent

Director since:

April 23, 2002

Normally ineligible for re-election in 2018

Skills and experience:

—    Leadership of large     organizations

—   Strategy development

—   Audit committee financial     expert

—   Financial expertise

—    Government relations

—   Executive compensation

Voting Results of 2014

Annual General Meeting:

Votes For: 747,107,701 (99.84%)

Votes Withheld: 1,168,459 (0.16%)

Total Votes: 748,276,160

From November 1984 until May 2001, Mr. Young served as chairman and chief executive officer of Fishery Products International Limited, a frozen seafood products company. He is a director of Royal Bank of Canada and McCain Foods Limited. Mr. Young was appointed an Officer of the Order of Canada in 1996, and is currently the chair of the Regulatory Advisory Committee on Red Tape Reduction established by the Government of Canada.

Board and Committee Membership				Attendance in 2014
Imperial Oil Limited board				9 of 9	100%
Audit committee (Chair)				7 of 7	100%
Executive resources committee				7 of 7	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				3 of 3	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU	Total Market Value of Common Shares, DSU and RSU ($)
February 11, 2015	22,500 (<0.01%)	11,152	10,000	43,652	2,171,250
February 13, 2014	21,000 (<0.01%)	10,384	10,000	41,384	1,956,222
Year over year change	1,500	768	0	2,268	215,028
Share ownership guidelines have been met.
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock		Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 11, 2015	0	0		0	0
Public Company Directorships in the Past Five Years
• Royal Bank of Canada (1991 – Present) • Bell Aliant (2002 – 2010) • BCE Inc. (1995 – 2010)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
• Advisory committee on red tape reduction established by the Government of Canada (Chair) • Gathering Place (Fundraising committee)

Footnotes to Directors Tables on pages 85 through 91:

(a)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)	The company’s plan for restricted stock units for nonemployee directors is described on page 110. The company’s plan for deferred share units for nonemployee directors is described on page 109. The company’s plan for restricted stock units for selected employees is described on page 123.
(c)	The numbers for the company’s restricted stock units represent the total of the restricted stock units received in 2008 through 2014 and deferred share units received since directors’ appointment. The numbers for Exxon Mobil Corporation restricted stock include restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(d)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $49.74 on February 11, 2015 and $47.27 on February 13, 2014.
(e)	The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares of $90.60 U.S., which is converted to Canadian dollars at the noon rate of exchange of $1.2635 provided by the Bank of Canada for February 11, 2015.

Director qualification and selection process

Selection Process

The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The committee identifies candidates from a number of sources, including executive search firms and referrals from existing directors. The process for selection is described in paragraph 9(a) of the Board of Directors Charter attached as Appendix B. The committee maintains a list of potential director candidates for future consideration and reviews such list annually.

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
—	Operations/technical experience (Operations/technical)
—	Project management experience (Project management)
—	Experience in working in a global work environment (Global experience)
—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert (also see the financial expert section in the audit committee chart on page 99)
—	Expertise in financial matters (Financial expertise)
—	Expertise in managing relations with government (Government relations)
—	Experience in academia or in research (Academic/research)
—	Expertise in information technology (Information technology)
—	Expertise in executive compensation policies and practices (Executive compensation)

With the objective of fostering a diversity of expertise, viewpoint and competencies, the nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:

—	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs; and

—	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and

—	providing diversity of age, gender and regional association.

The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether each nominee is able to fill any gaps in such experience, expertise and diversity of age, gender and regional association. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest. Candidates are expected to remain qualified to serve for a minimum of five years and independent directors are expected to achieve ownership of no less than 15,000 common shares, deferred share units and restricted share units within five years of becoming an independent director.

When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 9(b) of the Board of Directors Charter found in Appendix B of this circular. Candidates for re-nomination are expected to not change his or her principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation and are expected to continue to be compatible with the criteria that led to their selection as nominees.

Diversity of our Board Nominees

The company has a longstanding commitment to diversity amongst its directors. The company has had a woman on its board continuously for the last 38 years, and today, 40% of its independent directors are women (29% of the entire board). The following charts show the diversity of our board nominees with respect to age, gender and regional association.

Skills and Experience of our Board Nominees

The current nominees for election as director collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of experience and skills along with individual involvement in the not-for-profit sector for each of the nominees for election as directors can also be found in each of the directors tables on pages 85 through 91 of this circular.

The table below sets out the particular experience, qualifications, attributes, and skills of each director nominee that led the Board to conclude that such person should serve as a director of the company.

Board Skills Matrix

	K.T. Hoeg	R.M. Kruger	J.M. Mintz	D.S. Sutherland	S.D. Whittaker	D.G. Wascom	V.L. Young
Leadership of Large Organizations	✓	✓		✓	✓	✓	✓
Operations/Technical		✓		✓		✓
Project Management	✓	✓				✓
Global Experience	✓	✓	✓	✓	✓	✓
Strategy Development	✓	✓	✓	✓	✓	✓	✓
Audit Committee Financial Expert	✓			✓	✓		✓
Financial Expertise	✓	✓	✓	✓	✓	✓	✓
Government Relations		✓	✓	✓	✓		✓
Academic/Research			✓
Information Technology					✓
Executive Compensation	✓	✓	✓	✓	✓	✓	✓

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

Continuing education is provided to board members by regular presentations by management on the main areas of company business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In September, 2014, the board visited the Strathcona Refinery and Lubes Packaging Plant in Edmonton, Alberta, Canada. The board also visited the Edmonton Rail Terminal which is scheduled for completion in 2015. Some of the other continuing education events in 2014, presented to all directors, included two reviews of corporate governance and regulatory issues, an update on cyber security, a review of risk management systems, a review of rail transport regulations, a review of pension accounting and assurance, a brand and corporate identity update, a review of company refineries, and a presentation on retail strategy.

Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2014, the directors received presentations on the lubricants and petroleum specialties business, ExxonMobil’s compensation, benefits plans and policies, ExxonMobil’s upstream and downstream research programs, and ExxonMobil’s audit program and processes.

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

Tenure

Collectively, the seven nominees for election as directors have 56 years of experience on this company’s board. The board charter provides that incumbent directors will not be renominated if they have attained the age of 72, except under exceptional circumstances at the request of the chairman. The company does not have term limits for independent directors because it values the comprehensive knowledge of the company that long serving directors possess and independent directors are expected to remain qualified to serve for a minimum of five years. The following chart shows the current years of service of the members of the board of directors and the year they would normally be expected to retire from the board.

Name of Director	Years of service on the board	Year of expected retirement from the board for independent directors
K.T. Hoeg	7 years	2022
R.M. Kruger	2 years	-
J.M. Mintz	10 years	2023
D.S. Sutherland	5 years	2022
D.G. Wascom	6 months	-
S.D. Whittaker	19 years	2019
V.L. Young	13 years	2018
Years of experience on the board: 56 Average tenure: 8 years.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2014, each director had a review with the chairman, president and chief executive officer in which the individual contributions of each director to the effectiveness of the board and its committees were discussed. The directors also provided their views on the relationship with Exxon Mobil Corporation and their expectations for the chairman, president and chief executive officer. The nominations and corporate governance committee discussed a summary of these topics at its January 2015 meeting. A similar process will be undertaken to assess the performance of the committees of the board at the February 2015 nominations and corporate governance committee meeting.

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

Based on the directors’ response to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. R.M. Kruger is a director and chairman, president and chief executive officer of the company and not considered to be independent. The board believes that the extensive knowledge of the business of the company and Exxon Mobil Corporation held by R.M. Kruger is beneficial to the other directors and his participation enhances the effectiveness of the board.

D.G. Wascom is also a non-independent director as he is an officer of Exxon Mobil Corporation. The company believes that D.G. Wascom, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status
K.T. Hoeg		✓
R.M. Kruger	✓		✓	R.M. Kruger is a director and chairman, president and chief executive officer of Imperial Oil Limited.
J.M. Mintz		✓
D.S. Sutherland		✓
S.D. Whittaker		✓
D.G. Wascom			✓	D.G. Wascom is an officer of Exxon Mobil Corporation.
V.L. Young		✓

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

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held nine executive sessions in 2014. The purposes of the executive sessions of the board include the following:

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

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. D.G. Wascom is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. R.M. Kruger is also a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found in Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

—	audit committee,
—	executive resources committee,
—	environment, health and safety committee,
—	nominations and corporate governance committee, and
—	contributions committee.

The following tables provide additional information about the board and its five committees:

Board of Directors

Directors	— R.M. Kruger (chair) — K.T. Hoeg — J.M. Mintz — D.S. Sutherland — D.G. Wascom (director since July 30, 2014) — S.D. Whittaker — D.W. Woods (director until July 29, 2014) — V.L. Young

Number of meetings in 2014

Nine meetings of the board of directors were held in 2014. The board had eight regularly scheduled meetings and held one special meeting by telephone conference. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held nine executive sessions in 2014.

Mandate

The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix B of this circular.

Highlights of 2014

—     Oversight of the Kearl project.

—     Reviewed other long-term growth strategies and projects (Nabiye, Aspen, railcar loading facility, other steam assisted gravity drainage projects, etc.).

—      Reviewed risk management activities.

—      Reviewed critical strategic elements affecting shareholder value.

—     Strong safety record.

—     Site visit to Strathcona refinery, lubes packaging plant and railcar loading facility.

Role in Risk Oversight

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

Number of meetings in 2014

Seven meetings of the audit committee were held in 2014. The committee had six regularly scheduled meetings and held one special meeting by telephone conference. The committee members met in camera without management present at every regularly scheduled meeting and also separately with the internal auditor and the external auditor at all regularly scheduled meetings.

Mandate

The role of the audit committee includes selecting and overseeing the independent auditor, reviewing the scope and results of the audit conducted by the independent auditor, assisting the board in overseeing the integrity of the company’s financial statements, the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls, reviewing the adequacy of the company’s insurance program, approving any changes in accounting principles and practices, and reviewing the results of monitoring activity under the company’s business ethics compliance program. The formal mandate of the audit committee can be found within the Audit Committee Charter in Appendix B of this circular.

Highlights of 2014

—     Reviewed the scope of PwC audit in light of risks to company.

—      Reviewed the interim and annual financial statements and management’s discussion and analysis of financial conditions and results of operations.

—      Reviewed and assessed the results of the internal auditor’s audit program.

—      Reviewed and assessed the external auditor plan, performance and fees.

—     Reviewed the committee’s mandate and committee self-assessment.

—      Received cyber security update.

—      Reviewed evolving regulations and reporting obligations associated with conflict minerals.

—     Reviewed pension accounting and pension assurance processes

—      Reviewed process to ensure the company’s adoption of updated COSO framework.

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

Role in Risk Oversight

The audit committee also has an important role in risk oversight. It regularly receives updates from management on the company’s risk management systems. The audit committee reviewed the scope of PricewaterhouseCoopers’ audit in light of risks associated with the energy industry, the regulatory environment and company-specific financial audit risks. The committee reviews financial statements and results of internal and external audit results. It oversees risks associated with financial and accounting matters, including compliance with legal and regulatory requirements, and the company’s financial reporting and internal controls systems.

Independence

The audit committee is composed entirely of independent directors. All members met board approved independence standards, as that term is defined in Multilateral Instrument 52-110 Audit Committees, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE MKT LLC, a subsidiary of NYSE Euronext and the New York Stock Exchange.

Executive Resources Committee

Committee Members

—     K.T. Hoeg (chair)

—     V.L. Young (vice-chair)

—      J.M. Mintz

—      D.S. Sutherland

—      D.G. Wascom (member since July 30, 2014)

—      S.D. Whittaker

—      D.W. Woods (member until July 29, 2014)

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Number of meetings in 2014	Seven meetings of the executive resources committee were held in 2014.

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

Highlights of 2014

—     Continued focus on succession planning for senior management positions.

—      Appointment of senior vice president, upstream position.

—     Appointment of vice-president and general counsel, law position

—      Appointment of vice-president, commercial position

—     Appointment of two officer positions.

—     Reviewed human resources strategic priorities and executive compensation principles and external trends.

Committee members relevant skills and experience

Ms. Hoeg, Ms. Whittaker, Mr. Wascom, Mr. Sutherland and Mr. Young have extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Ms. Hoeg, Mr. Mintz, Mr. Sutherland and Ms. Whittaker sit or have sat on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Role in Risk Oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.

Independence

The members of the executive resources committee are independent, with the exception of D.G. Wascom, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Wascom as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Wascom’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Environment, Health and Safety Committee

Committee Members	— J.M. Mintz (chair) — D.S. Sutherland (vice-chair) — K.T. Hoeg — D.G. Wascom (member since July 30, 2014) — S.D. Whittaker — D.W. Woods (member until July 29, 2014) — V.L. Young

Number of meetings in 2014	Two meetings of the environment, health and safety committee were held in 2014.

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

Highlights in 2014	— Incident and managing systems performance review. — Emissions performance review. — Occupational health review.

Role in Risk Oversight

The environment, health and safety committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas. The committee receives regular reports from management on these matters.

Independence	The members of the environment, health and safety committee are independent, with the exception of D.G. Wascom.

Nominations and Corporate Governance Committee

Committee Members	— S.D. Whittaker (chair) — J.M. Mintz (vice-chair) — K.T. Hoeg — D.S. Sutherland — D.G. Wascom (member since July 30, 2014) — D.W. Woods (member until July 29, 2014) — V.L. Young

Number of meetings in 2014	Four meetings of the nominations and corporate governance committee were held in 2014.

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

Highlights in 2014

—     Two reviews of corporate governance and best practices.

—      Reviewed non-employee director compensation.

—     Reviewed watch list of potential directors.

—      Approved statement of corporate governance practices.

—     Reviewed results from the survey of board effectiveness.

—      Board and committee charter revisions.

Role in Risk Oversight	The nominations and corporate governance committee oversees risk by implementing an effective program for corporate governance, including board composition and succession planning.

Independence

The members of the nominations and corporate governance committee are independent, with the exception of D.G. Wascom, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the Toronto Stock Exchange and the NYSE MKT due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Wascom as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Wascom’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Contributions Committee

Committee Members	— D.S. Sutherland (chair) — K.T. Hoeg (vice-chair) — R.M. Kruger — J.M. Mintz — D.G. Wascom (member since July 30, 2014) — S.D. Whittaker — D.W. Woods (member until July 29, 2014) — V.L. Young

Number of meetings in 2014	Three meetings of the contributions committee were held in 2014.

Mandate

The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.

Highlights in 2014

—     First assessment under the London Benchmarking Standards (LBG) for community investment, creating standardized valuation and industry comparison for company- wide contributions.

—      Initial work completed on focus areas, in particular Aboriginal initiatives, to capture opportunities aligning with business needs and creating community impact.

—      Development of strategy for trades and technologies under STEM education initiatives, collaboration with HR, procurement and operations to develop integrated approach with business line investments.

—      Continued focus on conservation and education in the environment portfolio with strong stewardship of major grants with Nature Conservancy of Canada and Ducks Unlimited and collaborative work with Pollution Probe.

—      Eldercare facility opened in Fort Chipewyan, the company was lead funder at $1,000,000.

—     Successful Sarnia centennial recognition through capacity building and capital gifts.

Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of R.M. Kruger and D.G. Wascom.

Committee memberships of the directors

The chart below shows the company’s committee memberships and the chair of each committee.

Director	Board committees
	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
R.M. Kruger (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
D.G. Wascom (a)	✓	-	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓

(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE MKT LLC.
(c)	Audit committee financial experts under US regulatory requirements.

Number of meetings and director attendance in 2014

The chart below shows the number of board, committee and annual meetings held in 2014.

Number of meetings

Board or committee	Number of meetings held in 2014
Imperial Oil Limited board (a)	9
Audit committee (b)	7
Executive resources committee	7
Environment, health and safety committee	2
Nominations and corporate governance committee	4
Contributions committee	3
Annual meeting of shareholders	1

(a)	There were eight regularly scheduled meetings of the board and one special meeting of the board. The special meeting was held by telephone conference.
(b)	There were six regularly scheduled audit committee meetings and one special meeting of the audit committee. The special meeting was held by telephone conference.

Director attendance

The following chart provides a summary of the attendance record of each of the directors in 2014. The attendance record of each director nominee is also set out in his or her biographical information on pages 85 through 91. The attendance charts also provide an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Annual meeting	Total	Percentage by director
K.T. Hoeg	9 of 9	7 of 7	7 of 7 (chair)	2 of 2	3 of 4	3 of 3	1 of 1	32 of 33	97%
R.M. Kruger	9 of 9 (chair)	-	-	-	-	3 of 3	1 of 1	13 of 13	100%
J.M. Mintz	9 of 9	7 of 7	7 of 7	2 of 2 (chair)	4 of 4	3 of 3	1 of 1	33 of 33	100%
D.S. Sutherland	9 of 9	7 of 7	7 of 7	2 of 2	4 of 4	3 of 3 (chair)	1 of 1	33 of 33	100%
D.G. Wascom (director since July 30, 2014)	4 of 4	-	4 of 4	1 of 1	2 of 2	1 of 1	-	12 of 12	100%
S.D. Whittaker	9 of 9	7 of 7	7 of 7	2 of 2	4 of 4 (chair)	3 of 3	1 of 1	33 of 33	100%
D.W. Woods (director until July 29, 2014)	5 of 5	-	3 of 3	1 of 1	2 of 2	2 of 2	1 of 1	14 of 14	100%
V.L. Young	9 of 9	7 of 7 (chair)	7 of 7	2 of 2	4 of 4	3 of 3	1 of 1	33 of 33	100%
Percentage by committee	100%	100%	100%	100%	96%	100%	100%	203/204	Overall attendance percentage 99.5%

Share ownership guidelines of independent directors and chairman, president and chief executive officer

Independent directors are required to hold the equivalent of at least 15,000 shares of Imperial Oil Limited, including common shares, deferred share units and restricted stock units. Independent directors are expected to reach this level within five years from the date of appointment to the board. The chairman, president and chief executive officer has separate share ownership requirements and must, within three years of his appointment, acquire shares of the company, including common shares and restricted stock units, of a value of no less than five times his base salary. The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 11, 2015, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 14, 2014 to February 11, 2015)	Total holdings (includes common shares, deferred share units and restricted stock units)	Total at-risk value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	3,843	30,936	1,538,757	15,000	Minimum requirement met

R.M. Kruger	March 1, 2013	91,400	182,800	9,092,472	Five times base salary	Minimum requirement met

J.M. Mintz	April 21, 2005	2,145	27,985	1,391,974	15,000	Minimum requirement met

D.S. Sutherland	April 29, 2010	3,780	67,516	3,358,246	15,000	Minimum requirement met

S.D. Whittaker	April 19, 1996	427	62,960	3,131,630	15,000	Minimum requirement met

V.L. Young	April 23, 2002	2,268	43,652	2,171,250	15,000	Minimum requirement met
Total accumulated value of directors’ holdings			415,849	20,684,329

(a)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 11, 2015 ($49.74).

Year Over Year Increase in Independent Directors’ At Risk Shareholdings

(a)	At-risk holdings include common shares, deferred share units and restricted stock units.

Other public company directorships

The following table shows which directors and director nominees serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director or nominee	Other reporting issuers of which director is also a director	Type of company	Stock Symbol: Exchange	Committee appointments

K.T. Hoeg	Sun Life Financial Inc.	Financial services - Insurance	SLF: TSX, NYSE, Other	Management resources committee (Chair)
Risk review committee
	Canadian Pacific Railway Limited	Transportation and environmental services	CP: TSX, NYSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee
	Canadian Pacific Railway Company	Transportation and environmental services	CPRY: NYSE, LSE	Corporate governance and nominating committee (Chair)
Management resources and compensation committee

R.M. Kruger	--	--	--	--

J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI: TSX	Compensation, nominating and corporate governance committee
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT: NYSE	Lead director
	United States Steel Corporation	Iron and steel	X: NYSE	Chairman of the board

S.D. Whittaker	--	--	--	--

D.G. Wascom	--	--	--	--

V.L. Young	Royal Bank of Canada	Financial services - banks and trusts	RY: TSX, NYSE, Other	Audit committee
Corporate governance committee

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

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 109.

Compensation decision making process and considerations

The nominations and corporate governance committee relies on market comparisons with a group of 22 major Canadian companies with national and international scope and complexity. The company draws its nonemployee directors from a wide variety of industrial sectors, so a broad sample is appropriate for this purpose. The nominations and corporate governance committee does not target any specific percentile among comparator companies at which to align compensation for this group. The 22 comparator companies included in the benchmark sample are as follows:

Comparator companies for nonemployee directors
Bank of Montreal	Cenovus Energy Inc.	Sun Life Financial Inc.
Bank of Nova Scotia	EnCana Corporation	Suncor Energy Inc.
BCE Inc.	Husky Energy Inc.	Talisman Energy Inc.
Bombardier Inc.	Manulife Financial Corporation	TELUS Inc.
Canadian Imperial Bank of Commerce	Potash Corporation	Thomson Reuters Corporation
Canadian National Railway Company	Power Financial Corporation	The Toronto-Dominion Bank
Canadian Natural Resources Limited	Royal Bank of Canada	TransCanada Corporation
Canadian Pacific Railway Limited

Independent consultants

Following the nominations and corporate governance committee decision to use an external research firm to assemble the comparator data for the prior year in the second quarter of each year so as to enable the committee to determine compensation for the upcoming July 1st – June 30th twelve month period, the committee retained an independent consultant, to provide an assessment of competitive compensation and market data for directors’ compensation which assisted the committee in making a compensation recommendation for the company’s directors. The professional fees and expenses for this service totaled $38,514.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Director compensation details and tables

Compensation Details

Annual retainer

The annual retainer for board memberships was $110,000 per year. The nonemployee directors were also paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired. Nonemployee directors were not paid a fee for attending board and committee meetings for each of the eight regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. One board meeting and one audit committee meeting occurred outside of the eight regularly-scheduled meeting days.

Deferred share units

In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2014.

Director	Election for 2014 director fees in cash (%)	Election for 2014 director fees in deferred share units (%)

K.T. Hoeg	0	100

J.M. Mintz	25	75

D.S. Sutherland	0	100

S.D. Whittaker	100	0

V.L. Young	75	25

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

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 123. In 2014, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors for 2014.

Director	Annual retainer for board membership ($)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (a)	Total value of deferred share units (DSU) ($) (b)	Total value of restricted stock units (RSU) ($) (c)	All other compen- sation ($) (d)	Total compen- sation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non- regularly scheduled meetings attended) ($)

K.T. Hoeg	110,000	20,000	10,000 (ERC)	2,000	2	4,000	4,000	140,000	105,860	14,509	264,369

J.M. Mintz	110,000	20,000	10,000 (EH&S)	2,000	2	4,000	39,000	105,000	105,860	14,111	263,971

D.S. Sutherland	110,000	20,000	10,000 (CC)	2,000	2	4,000	4,000	140,000	105,860	10,151	260,011

S.D. Whittaker	110,000	20,000	10,000 (N&CG)	2,000	2	4,000	144,000	0	105,860	27,803	277,663

V.L. Young	110,000	20,000	10,000 (AC)	2,000	2	4,000	109,000	35,000	105,860	10,813	260,673

(a)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 111.
(b)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 109. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 111.
(c)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $52.93.
(d)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2014, K.T. Hoeg received $4,550 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,959 in lieu of dividends on deferred share units. J.M. Mintz received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $8,132 in lieu of dividends on deferred share units. D.S. Sutherland received $3,510 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,641 in lieu of dividends on deferred share units. S.D. Whittaker received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $22,538 in lieu of dividends on deferred share units. V.L. Young received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $5,548 in lieu of dividends on deferred share units.

Compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2014 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	4,000	245,860	-	-	-	14,509	264,369
J.M. Mintz (b)	39,000	210,860	-	-	-	14,111	263,971
D.S. Sutherland (b)	4,000	245,860	-	-	-	10,151	260,011
S.D. Whittaker (b)	144,000	105,860	-	-	-	27,803	277,663
V.L. Young (b)	109,000	140,860	-	-	-	10,813	260,673

(a)	As directors employed by the company or Exxon Mobil Corporation in 2014, R.M. Kruger, D.W. Woods and D.G. Wascom did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 109.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2014, K.T. Hoeg received $4,550 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,959 in lieu of dividends on deferred share units. J.M. Mintz received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $8,132 in lieu of dividends on deferred share units. D.S. Sutherland received $3,510 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,641 in lieu of dividends on deferred share units. S.D. Whittaker received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $22,538 in lieu of dividends on deferred share units. V.L. Young received $5,265 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $5,548 in lieu of dividends on deferred share units.

Total compensation paid to non-employee directors
Year	Amount
2010	$1,089,012
2011	$ 1,149,625
2012	$1,176,166
2013	$ 1,245,529
2014	$1,326,687

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2014 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested(#) (b)	Market or payout value of share- based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	30,936	1,548,347
J.M. Mintz	-	-	-	-	26,985	1,350,599
D.S. Sutherland	-	-	-	-	22,516	1,126,926
S.D. Whittaker	-	-	-	-	53,610	2,683,181
V.L. Young	-	-	-	-	21,152	1,058,658

(a)	As directors employed by the company or Exxon Mobil Corporation in 2014, R.M. Kruger, D.W. Woods and D.G. Wascom did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2014.
(c)	Value is based on the closing price of the company’s shares on December 31, 2014, which was $50.05.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2014.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg (b)	-	52,130	-
J.M. Mintz (c)	-	103,740	-
D.S. Sutherland (b)	-	52,130	-
S.D. Whittaker (c)	-	103,740	-
V.L. Young (c)	-	103,740	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2014, R.M. Kruger, D.W. Woods and D.G. Wascom did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2011 and vesting in 2014.
(c)	Represents restricted stock units granted in 2007 and 2011, which vested in 2014.
(d)	Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the exercise date and the four consecutive trading days immediately prior to the exercise date.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2014 were:

Name	Age (as of February 11, 2015)	Position held at end of 2014 (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Richard M. Kruger Calgary, Alberta, Canada	55	Chairman, president and chief executive officer (2013 - Present)	• Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company (2008 - 2013) (Affiliate)

Paul J. Masschelin Calgary, Alberta, Canada	60	Senior vice-president, finance and administration, and controller (2012 – Present)

•  Senior vice-president, finance and administration, and treasurer,

(2010 - 2012)

•  Controller, refining & supply and research & engineering,

ExxonMobil Fuels Marketing Company

(2007 - 2010)

(Affiliate)

T. Glenn Scott Calgary, Alberta, Canada	51	Senior vice-president, upstream (2010 – December 31, 2014)	• President, ExxonMobil Canada Limited and Production manager, ExxonMobil Canada East, (2006 - 2010) (Affiliate)

William J. Hartnett Calgary, Alberta, Canada	65	Vice-president and general counsel (January 1, 2014 - Present)	• Assistant general counsel (1992 – December 31, 2013)

Bradley G. Merkel Calgary, Alberta, Canada	52	Vice-president, fuels, lubricants and specialties marketing (2013 – Present)	• Vice-president, general manager fuels marketing (2011 - 2013) • Manager, industrial and wholesale sales (2006 - 2011)

Other executive officers of the company

Name	Age (as of February 11, 2015)	Position held at end of 2014 (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

David G. Bailey Calgary, Alberta, Canada	45	Treasurer (2013 – Present)	• Manager, Dallas treasury centre Exxon Mobil Corporation (2010 - 2013) (Affiliate) • Advisor, investor relations Exxon Mobil Corporation (2007 - 2010) (Affiliate)

John W. Blowers Calgary, Alberta, Canada	57	Refining manufacturing manager, Imperial Oil Limited & North America manufacturing excellence manager, Exxon Mobil Corporation (2013 – Present)	• Refinery manager, Fawley UK Exxon Mobil Corporation (2010 - 2013) (Affiliate) • Advisor, refinery operations, Singapore Exxon Mobil Corporation (2008 - 2010) (Affiliate)

Marvin E. Lamb Calgary, Alberta, Canada	59	Director, corporate tax (2001 – Present)	No other positions held in the last five years

Lara H. Pella Calgary, Alberta, Canada	45	Assistant general counsel and corporate secretary (2013 – Present)	• Assistant general counsel (2010 - 2013) • Legal manager Penn West Petroleum Ltd. (2008 - 2010)

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

2014 Business Performance Results

In addition to individual performance, the committee also considered the following business results:

—	strong results in the areas of safety, health and environment;
—	effective management of risk through business controls, as confirmed by independent audit;
—	net income of approximately $3.8 billion, second highest in the company’s history, up 34 percent versus last year;
—	total shareholder return of approximately 7.5 percent, with a ten-year annual average of approximately 9 percent;
—	industry-leading return on average capital employed of approximately 14 percent, with an average of approximately 26 percent since the beginning of 2000; excluding capital for assets under construction, return on average capital employed would be greater than 20 percent;
—	continued ramp-up of the initial phase of the Kearl oil sands mining project, the largest capital investment in the company’s history;
—	over 71 percent of capital invested in company growth, including the Kearl expansion and Nabiye projects;
—	$441 million distributed to shareholders as dividends in the year; and
—	continued AAA rating from Standard & Poor’s.

Collectively these factors had an impact on 2014 compensation decisions for the named executive officers. The individual committee members, through their experience in compensation and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration to the company’s compensation policies and practices.

The committee’s assessment is that the company’s compensation program is working as intended and has been effectively integrated over the long term with the company business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2015 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

Submitted on behalf of the executive resources committee,

Original signed by

K.T. Hoeg,

Chair, executive resources committee

V.L. Young, Vice-chair

J.M. Mintz

D.S. Sutherland

S.D. Whittaker

D.G. Wascom

Compensation discussion and analysis

Index	Topic	Page
Overview

—     Business environment

—    Key business strategies

—    Key elements of the compensation program

—     Management of risk

—     Other supporting compensation and staffing practices

—    Hedging policy

—    Business performance and basis for compensation

—     Succession planning

118 118 118 118 120 120 120 120
Compensation program

—     Career orientation

—     Base salary

—     Annual bonus

—     Long-term incentive compensation - Restricted stock units

- Exercise of restricted stock units

- Amendments to the restricted stock unit plan

- Forfeiture risk

—    Retirement benefits

- Pension plan benefits

- Savings plan benefits

121 122 122 123 124 124 125 125 125 126
Compensation considerations

—     Benchmarking

—     Comparator companies

—     Analytical tools – Compensation summary sheets

—    2014 named executive officer compensation assessment

—     2014 chief executive officer compensation assessment

—    Pay awarded to other named executive officers

—    Independent consultant

—     Performance graph

126 126 127 128 129 129 130 130
Executive compensation tables and narratives

—     Summary compensation table

—     Outstanding share-based awards and option-based awards table

—    Incentive plan awards table for named executive officers – Value vested during the year

—     Equity compensation plan information

—     Pension plan benefits table

—     Status of prior long-term incentive compensation plans

131 133 134 135 135 136

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

Business environment

—	Long investment horizons;

—	Large capital investments;

—	Complex operating and financial risks;

—	National scope of company operations; and

—	Commodity-based cyclical product prices.

Key business strategies

—	Personnel safety and operational excellence;

—	Grow profitable sales volumes;

—	Disciplined, selective and long-term focus on improving the productivity of the company’s asset mix; and

—	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow.

Focus on these key business strategies is a company priority and supports long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business environment and support key business strategies are:

—	long-term career orientation with high individual performance standards (see page 121);

—	base salary that rewards individual performance and experience (see page 122);

—	annual bonus grants to select executives based on company performance, as well as individual performance and experience (see page 122);

—	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods and risk of forfeiture (see page 123); and

—	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 125 through 126).

Management of risk

The company operates in an industry environment in which excellence in risk management is critical. For this reason, the company places a high premium on effective risk management, including safety, security, health, environmental, financial and reputational risks. The long-term orientation of the company and risk of forfeiture in the compensation program reinforce this priority.

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

Restricted stock units

—	Long holding periods - To further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for periods that typically far exceed the holding periods of competitor stock programs. The lengthy holding periods are tailored to the company’s business model. The vesting provisions of the stock program are as follows:

—	to the chairman, president and chief executive officer:
•	50 percent of each grant vests on the fifth anniversary of the date of grant; and
•	the balance vests on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and

—	to all other senior executives:
•	50 percent of each grant vests on the third anniversary of the date of grant; and
•	the balance vests on the seventh anniversary of the date of grant.
—	Risk of forfeiture – During these long holding periods, the restricted stock units are at risk of forfeiture for resignation or detrimental activity. The long vesting periods on restricted stock units and the risk of forfeiture together support an appropriate risk/reward profile that reinforces the long-term orientation expected of senior executives.

Annual bonus

—	Delayed payout – Payout of 50 percent of the annual bonus is delayed. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies and further discourages inappropriate risk taking.
—	Recoupment (“claw-back”) and forfeiture – The entire annual bonus is subject to recoupment (“claw-back”) and the delayed portion of the annual bonus is subject to forfeiture in the event of material negative restatement of the company’s reported financial or operating results. This reinforces the importance of the company’s financial controls and compliance programs. These claw-back and forfeiture provisions also apply if an executive resigns or engages in detrimental activity.

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

Other supporting compensation and staffing practices

—	A long established program of management development and succession planning is in place to reinforce a career orientation and ensure continuity of leadership.
—	The use of perquisites at the company is very limited, and mainly composed of financial planning for senior executives, the selective use of club memberships which are largely tied to building business relationships and security provided for R.M. Kruger.
—	No tax assistance is provided by the company on any elements of executive officer compensation or perquisites other than relocation. The relocation program is broad-based and applies to all executive, management, professional and technical transferred employees.

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

The executive resources committee regularly reviews the company’s succession plans for key senior executive positions. It considers candidates for these positions from within the company and certain candidates from ExxonMobil. This is an in-depth review of succession plans, which includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key executives. The company has had a long-standing practice to regularly review with senior management the progress of women, which includes topics such as recruitment, attrition, relocation, training and development. Approximately one quarter of company executives are female. The chairman, president and chief executive officer also discusses the strengths and development needs of key succession candidates and progress each year. This provides the board an opportunity to confirm a pipeline of key and diverse talent exists to enable achievement of long-term strategic objectives. The executive resources committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this on-going strategy. Their career service ranges from approximately 29 to 37 years.

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

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2014 maintained the company’s desired competitive orientation in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation.

Annual bonus

Annual bonuses were granted to approximately 70 executives to reward their contributions to the business during the past year. The bonus program is established annually by the executive resources committee based on financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In establishing the annual bonus program and individual executive awards, the executive resources committee:

—	considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;

—	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 120;

—	uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business; and

—	considers a comparison with the majority shareholder.

The cost of the 2014 annual bonus program was $6.9 million versus $9.5 million in 2013. The overall program cost was lower in 2014 due to a change in the mix and number of executives receiving a bonus. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

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

Specifically, earnings bonus units are cash awards that are tied to future cumulative earnings per share. Earnings bonus units pay out when a specified level of cumulative earnings per share is achieved or within three years, whichever is earlier. For earnings bonus units granted in 2014, the maximum settlement value (trigger) or cumulative earnings per share required for payout was increased from $3.25 to $3.50. The trigger is intentionally set at a level that is expected to be achieved within the three-year period and reinforces the company’s principle of continuous improvement in business performance.

If cumulative earnings per share do not reach $3.50 within three years, the payment with respect to the earnings bonus units will be reduced to an amount equal to the number of units times the actual cumulative earnings per share over the period.

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

The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 128. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to remain with the company. Grant level guidelines for the restricted stock unit program award the same number of shares for the same level of individual performance and classification or level of responsibility, and may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if near-term performance is deemed to have changed significantly at time of grant. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units. Restricted stock units are not included in pension calculations.

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

In 2014, the executive resources committee determined, after an analysis of the competitive orientation of the company’s restricted stock unit program, that current levels of restricted stock units continue to be appropriate. In 2014, 628 recipients, including 71 executives, were granted 1,427,460 restricted stock units.

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

As of February 11, 2015 there are 4,115,539 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.49 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold approximately 11 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.05 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the exercise of restricted stock units is 202,100 common shares, which is about 0.02 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. T.G. Scott and P.J. Masschelin hold Exxon Mobil Corporation restricted stock granted in 2009 and previous years, as well as the company’s restricted stock units granted since 2010. R.M. Kruger also holds Exxon Mobil Corporation restricted stock granted in 2012 and previous years, as well as the company’s restricted stock units granted since 2013.

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

Forfeiture risk

Restricted stock units are subject to forfeiture if:

—	A recipient retires or terminates employment with the company. The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that restricted stock units shall not be forfeited.

—	During employment or during the period of two years after retirement or the termination of employment, the recipient, without the consent of the company, engaged in any business that was in competition with the company or otherwise engaged in any activity that was detrimental to the company.

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except that R.M Kruger, P.J. Masschelin and T.G. Scott, participate in the Exxon Mobil Corporation pension plans (both tax-qualified and non-qualified).

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the defined benefit obligation for each named executive officer of the company in 2014 can be found in the pension plan benefits table beginning on page 135.

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

The company’s supplemental pension arrangements provide an annual benefit of 1.6 percent of final average bonus earnings times years of service and also address any portions of the above formula that cannot be paid from the registered plan due to tax regulations. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. Earnings, for the purpose of the company’s registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 122. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 131 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described above. As of February 11, 2015, the number of completed years of service with the company was 29.4 for B.G. Merkel and 34.8 for W.J. Hartnett.

R.M. Kruger, P.J. Masschelin and T.G. Scott are not participants in the company’s pension plan, but are participants in Exxon Mobil Corporation’s pension plans. Under those plans, as of February 11, 2015, R.M. Kruger has 33.6 years of credited service and P.J. Masschelin has 37.2 years of credited service. T.G. Scott’s assignment with the company ended on December 31, 2014. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

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

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account or a registered (tax-deferred) group retirement savings plan (RRSP) or, effective January 1, 2015, a tax-free savings account (TFSA), subject to contribution limits under the Income Tax Act, as applicable.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. As of February 11, 2015, employees hold 8,950,293 shares through the company savings plan and the employees are allowed to vote these shares.

During employment, withdrawals are only permitted from employee contributions within the tax-paid account, to a maximum of three withdrawals per year. Assets in the RRSP account, and company contributions to the tax-paid account, may only be withdrawn upon retirement or termination of employment, reinforcing the company’s long-term approach to total compensation. Income tax regulations require RRSPs to be closed by the end of the year in which the individual reaches age 71.

Compensation decision making process and considerations for named executive officers

Benchmarking

In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of 25 major Canadian companies with revenues in excess of $1 billion a year.

Comparator companies

The following criteria are used to select comparator companies:

—	Canadian companies;

—	large operating scope and complexity;

—	capital intensive; and

—	proven sustainability.

The 25 companies benchmarked are as follows:

Comparator companies for named executive officers
Agrium Inc.	Devon Canada Corporation	Nexen Energy ULC
BCE Inc.	Enbridge Inc.	NOVA Chemicals Corporation
BP Canada Energy Company	Encana Corporation	Procter & Gamble Inc.
Canadian Tire Corporation Limited	General Electric Canada	Royal Bank of Canada
Chevron Canada Limited	Husky Energy Inc.	Shell Canada Limited
Canadian Natural Resources Limited	IBM Canada Ltd.	Suncor Energy Inc.
Canadian Pacific Railway Limited	Irving Oil Limited	Talisman Energy Inc.
Cenovus Energy Inc.	Lafarge Canada Inc.	TransCanada Corporation
ConocoPhillips Canada

The company is a national employer drawing from a wide range of disciplines. It is important to understand its competitive orientation relative to a variety of oil and non-oil employers. Compensation trends across industries, based on survey data, are prepared annually by an independent external consultant with additional analysis and recommendation provided by the company’s internal compensation advisors. Consistent with the executive resources committee’s practice of using well-informed judgment rather than formulae to determine executive compensation, the committee does not target any specific percentile among comparator companies to align compensation. The focus is on a broader and more flexible orientation, generally a range around the median of the comparator companies’ compensation. This approach applies to salaries and the annual incentive program that includes bonus and restricted stock units.

As a secondary source of data, the executive resources committee also considers a comparison with the majority shareholder when it determines the annual bonus program. For the restricted stock unit program, the executive resources committee also reviews a summary of data of the comparator companies provided by the same external consultant in order to assist in assessing total value of long-term compensation grants. As a result, grant level guidelines may be adjusted periodically to maintain the program’s competitive orientation. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units.

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

Details of the compensation assessment for the named executive officers are outlined in more detail on pages 128 and 129.

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

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for R.M. Kruger, P.J. Masschelin and T.G. Scott, are similar to those of the company. The data used for long-term compensation determination for R.M. Kruger, P.J. Masschelin and T.G. Scott is as described above, as they received company restricted stock units in 2014. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. R.M. Kruger’s compensation determination is described in more detail on page 129.

2014 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2014 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2014. The executive resources committee considered the results over multiple years, in recognition of the long-term nature of the company’s business.

—	Strong results in the areas of safety, health and environment.

—	Effective management of risk through business controls, as confirmed by independent audit.

—	Net income of approximately $3.8 billion, second highest in the company’s history, up 34 percent versus last year.

—	Total shareholder return of approximately 7.5 percent, with a ten-year annual average of approximately 9 percent.

—	Industry-leading return on average capital employed of approximately 14 percent, with an average of approximately 26 percent since the beginning of 2000. Excluding capital for assets under construction, return on average capital employed would be greater than 20 percent.

—	Continued ramp-up of the initial phase of the Kearl oil sands mining project, the largest capital investment in the company’s history.

—	Over 71 percent of capital invested in company growth, including the Kearl expansion and Nabiye projects.

—	$441 million distributed to shareholders as dividends in the year.

—	Continued AAA rating from Standard & Poor’s.

Performance assessment considerations

The above results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.

Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.

The same long-term key business strategies noted on page 118 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

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

2014 chief executive officer compensation assessment

R.M. Kruger was appointed chairman, president and chief executive officer of the company on March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981 in various upstream and downstream assignments with responsibilities in the United States, the former Soviet Union, the Middle East, Africa and Southeast Asia. Prior to his assignment with the company, Mr. Kruger was vice-president of Exxon Mobil Corporation and president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee approved a salary increase of $33,000 U.S. to $831,000 U.S., effective January 1, 2015.

Mr. Kruger’s 2014 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Kruger’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity, or if Mr. Kruger should leave the company before normal retirement.

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

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2014 incentive awards and salary adjustments align with:

—	performance of the company;

—	individual performance;

—	long-term strategic plan of the business; and

—	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 131.

Independent consultant

In fulfilling its responsibilities during 2014, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

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

During the past 10 years, the company’s cumulative total shareholder return was 132 percent, for an average annual return of 9 percent. Over the past five years, the cumulative total shareholder return was 30 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the company’s focus on growing shareholder value over the long term by linking executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price for the company’s stock on the date of grant.

(a)	Effective December 21, 2012, S&P has discontinued the S&P/TSX Equity Energy Index. This has been replaced with the S&P/TSX Composite Energy Index (STENRSR).

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller and the three other most highly compensated executive officers of the company who were serving as at the end of 2014. This information includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2014	Year	Salary ($)	Share- based awards ($) (b)	Option- based awards ($) (c)	Non-equity incentive plan compensation ($)		Pension value ($) (f)	All other compensation ($) (g)	Total compensation ($) (h)
					Annual incentive plans (d)	Long- term incentive plans (e)
R.M. Kruger (a) (i) Chairman, president and chief executive officer (since March 1, 2013)	2014	881,391	4,837,802	-	527,951	659,828	(593,013)	579,018	6,892,977
	2013	590,905	4,194,346	-	492,292	0	(70,900)	(1,092,583)	4,114,060
P.J. Masschelin (a) Senior vice-president, finance and administration, and controller	2014	499,694	1,190,925	-	130,883	192,514	(21,983)	541,294	2,533,327
	2013	454,701	1,032,525	-	122,043	0	(194,661)	834,036	2,248,644
	2012	431,244	951,975	-	174,230	183,251	633,457	(79,309)	2,294,848
T. G. Scott (a) Senior vice-president, upstream	2014	561,638	1,190,925	-	195,276	216,813	155,178	473,483	2,793,313
	2013	502,334	1,032,525	-	182,086	0	134,416	298,988	2,150,349
	2012	459,316	951,975	-	196,321	187,239	441,831	21,222	2,257,904
W.J. Hartnett Vice-president and general counsel	2014	434,333	1,037,428	-	145,900	293,114	309,900	59,478	2,280,153
	2013	405,000	761,774	-	128,500	0	(231,700)	54,054	1,117,628
	2012	380,000	702,346	-	164,500	154,464	168,500	52,295	1,622,105
B.G. Merkel Vice-president, fuels, lubricants and specialties marketing	2014	424,333	878,638	-	128,500	293,114	121,500	57,184	1,903,269
	2013	402,667	761,774	-	128,500	0	(399,300)	51,791	945,432
	2012	377,667	702,346	-	164,500	137,055	563,900	49,836	1,995,304

Footnotes to the Summary compensation table for named executive officers

(a)	R.M. Kruger, P.J. Masschelin and T.G. Scott have been on a loan assignment from Exxon Mobil Corporation since March 1, 2013, May 1, 2010 and July 1, 2010 respectively. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for applicable compensation paid and employee benefits provided to them. All amounts paid to R.M. Kruger, P.J. Masschelin and T.G. Scott in U.S. dollars were converted to Canadian dollars at the average 2014 exchange rate of 1.1045. In 2013 and 2012, the average exchange rate was 1.0299 and 0.9996 respectively.
(b)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2014 was $52.93, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2013 was $45.89 and in 2012 was $42.31, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(c)	The company has not granted stock options since 2002. The stock option plan expired in 2012.
(d)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2014 cash bonus.
(e)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus unit payouts related to prior year grants. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 122. R.M. Kruger, P.J. Masschelin and T.G. Scott participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.
(f)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2014 as set out in the “Pension plan benefits” table on page 135.
(g)	Amounts under “All other compensation” include dividend equivalent payments on restricted stock units granted, savings plans contributions, loan assignment costs and the cost of perquisites including financial planning, business club memberships, parking and any costs for security provided for R.M. Kruger. For each named executive officer, other than R.M. Kruger, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. The aggregate value of perquisites received by R.M. Kruger was $73,607 which included security costs of $36,525. It is noted that in 2014, the actual dividend equivalent payments made were $35,646 for R.M. Kruger, $38,870 for P.J. Masschelin, $38,529 for T.G. Scott, $38,636 for W.J. Hartnett and $36,894 for B.G. Merkel. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $683,807 for R.M. Kruger, $46,074 for P.J. Masschelin and $36,233 for T.G. Scott. These amounts were converted to Canadian dollars at the average 2014 exchange rate of 1.1045. In 2013 and 2012, the average exchange rate was 1.0299 and 0.9996, respectively. For R.M. Kruger, P.J. Masschelin and T.G. Scott, the amounts under “All other compensation” also include loan assignment costs which consist mainly of expatriate allowances and the net effect of tax equalization costs in the year associated with their assignments in Canada, the impact of which may be positive or negative in the year.
(h)	“Total compensation” for 2014 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.
(i)	Although R.M. Kruger’s assignment was effective March 1, 2013, in 2013 the company reimbursed Exxon Mobil Corporation for applicable compensation costs beginning April 1, 2013.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding as at December 31, 2014 for each of the named executive officers of the company.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
R.M. Kruger (a)	-	-	-	-	182,800	9,149,140	-
P.J. Masschelin (b)	-	-	-	-	89,050	4,456,953	-
T.G. Scott (c)	-	-	-	-	88,525	4,430,676	-
W.J. Hartnett	-	-	-	-	80,825	4,045,291	-
B.G. Merkel	-	-	-	-	75,950	3,801,298	-

(a)	R.M. Kruger was granted restricted stock units in 2014 and 2013 under the company’s plan. With respect to previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.M. Kruger held 190,200 Exxon Mobil Corporation restricted stock whose value on December 31, 2014 was $20,399,187 based on a closing price for Exxon Mobil Corporation shares on December 31, 2014 of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada.
(b)	P.J. Masschelin was granted restricted stock units from 2010 to 2014 under the company’s plan. With respect to previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.J. Masschelin held 10,650 Exxon Mobil Corporation restricted stock whose value on December 31, 2014 was $1,142,226 based on a closing price for Exxon Mobil Corporation shares on December 31, 2014 of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada.
(c)	T.G. Scott was granted restricted stock units from 2010 to 2014 under the company’s plan. With respect to previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, T.G. Scott held 8,100 Exxon Mobil Corporation restricted stock whose value on December 31, 2014 was $868,735 based on a closing price for Exxon Mobil Corporation shares on December 31, 2014 of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada.
(d)	Represents the total of the restricted stock units received from the company plan in 2008 through 2014. The value is based on the closing price of the company’s shares on December 31, 2014 of $50.05.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)

R.M. Kruger (a)	-	-	-

P.J. Masschelin (b)	-	586,463	-

T.G. Scott (c)	-	586,463	-

W.J. Hartnett	-	701,051	439,014

B.G. Merkel	-	661,954	421,614

(a)	Although R.M. Kruger received restricted stock units under the company’s plan in 2014 and 2013, these restricted stock units have not vested. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2014, restrictions were removed on 39,100 Exxon Mobil Corporation restricted stock having a value as at December 31, 2014 of $4,193,524 based on the closing price of Exxon Mobil Corporation common shares of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada. R.M. Kruger received an annual bonus from Exxon Mobil Corporation in 2014 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. R.M. Kruger received $1,187,779 with respect to the annual cash bonus received in 2014 and earnings bonus units granted in 2012 and paid out in 2014, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2014 exchange rate of 1.1045.
(b)	P.J. Masschelin received restricted stock units under the company’s plan from 2010 to 2014. In 2014, the first 50 percent of the 2011 grant vested. In previous years, P.J. Masschelin participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2014, restrictions were removed on 4,800 Exxon Mobil Corporation restricted stock having a value as at December 31, 2014 of $514,806 based on the closing price of Exxon Mobil Corporation common shares of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada. P.J. Masschelin received an annual bonus from Exxon Mobil Corporation in 2014 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $323,397 with respect to the annual cash bonus received in 2014 and earnings bonus units granted in 2012 and paid out in 2014, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2014 exchange rate of 1.1045.
(c)	T.G. Scott received restricted stock units under the company’s plan from 2010 to 2014. In 2014, the first 50 percent of the 2011 grant vested. In previous years, T.G. Scott participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2014, restrictions were removed on 4,050 Exxon Mobil Corporation restricted stock having a value as at December 31, 2014 of $434,368 based on the closing price of Exxon Mobil Corporation common shares of $92.45 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2014 of 1.1601 provided by the Bank of Canada. T.G. Scott received an annual bonus from Exxon Mobil Corporation in 2014 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. T.G. Scott received $412,089 with respect to the annual cash bonus received in 2014 and earnings bonus units granted in 2012 and paid out in 2014, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2014 exchange rate of 1.1045.
(d)	These values show restricted stock units granted by the company that vested in 2014. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For P.J. Masschelin and T.G. Scott the values represent restricted stock units granted in 2011, which vested in 2014. For W.J. Hartnett and B.G. Merkel the value represents restricted stock units granted in 2007 and 2011, which vested in 2014.
(e)	These values include the annual cash bonus received in 2014 and earnings bonus units granted in 2012 and 2013 which paid out in 2014.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2014 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	4,115,539	-	6,372,698
Total	4,115,539		6,372,698

(a)	The company’s stock option plan expired in 2012.
(b)	This is a restricted stock unit plan, which is described on page 123.
(c)	The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2008 through 2014 and still outstanding.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2014) (#)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (e)	Compensatory change ($) (f)	Non- compensatory change ($) (g)	Closing present value of defined benefit obligation ($) (h)
		At year- end (c)	At age 65 (d)

R.M. Kruger (a)	-	-	-	-	-	-	-

P.J. Masschelin (a)	-	-	-	-	-	-	-

T.G. Scott (a)	-	-	-	-	-	-	-

W.J. Hartnett (b)	34.7	418,700	418,700	5,279,000	309,900	979,000	6,567,900

B.G. Merkel (b)	29.3	344,900	495,300	4,688,300	121,500	1,265,200	6,075,000

(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2014, R.M. Kruger had 33.5 years of credited service, P.J. Masschelin had 37.1 years and T.G. Scott had 28.6 years. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2014 exchange rate of 1.1045.
(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.
(c)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plans. For R.M. Kruger this value was $1,109,936, for P.J. Masschelin this value was $504,038 and for T.G. Scott this value was $423,172.

(d)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2014. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2014. For R.M. Kruger this value was $1,417,071, for P.J. Masschelin this value was $573,693 and for T.G. Scott this value was $631,875.
(e)	For members of the company’s pension plan, the “Opening present value of defined benefit obligation” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2013. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2013 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Opening present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2013. For R.M. Kruger this value was $13,118,998, for P.J. Masschelin this value was $6,436,298 and for T.G. Scott this value was $4,270,553.
(f)	The value for “Compensatory change” includes service cost for 2014 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2014 and the actual salary and bonus received in 2014 as described previously. For members of the Exxon Mobil Corporation pension plans, these values are calculated using the individual’s additional pensionable service in 2014 and the projected salary and bonus. There were no plan amendments in 2014 that affected these benefits. These values are calculated on a basis that is consistent with GAAP and with the valuation that was performed for accounting purposes for the plans. For R.M. Kruger this value was ($593,013), for P.J. Masschelin this value was ($21,983) and for T.G. Scott this value was $155,178.
(g)	The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2014 decreased to 3.75 percent, from 4.75 percent at the end of 2013, which had a positive impact on the non-compensatory change element. For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest based on a discount rate of 4.0 percent at the end of 2014, down from 5.0 percent at the end of 2013, and operation of the plan’s rules for converting annuities to lump sums upon retirement. For R.M. Kruger this value was $2,062,826, for P.J. Masschelin this value was $367,445 and for T.G. Scott this value was $1,034,391.
(h)	For members of the company’s pension plan, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2014. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2014 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2014. For R.M. Kruger this value was $14,588,811, for P.J. Masschelin this value was $6,781,760 and for T.G. Scott this value was $5,460,122.

Status of prior long-term incentive compensation plans

The company’s only long-term incentive compensation plan is the restricted stock unit plan described on page 123. There are no units outstanding for any historical plan.

V. Other important information

Effective date

The effective date of this management proxy circular is February 11, 2015.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 11, 2015, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE MKT LLC and a “majority controlled company” for purposes of the TSX Company Manual.

Transactions with Exxon Mobil Corporation

The company has written procedures that provide that any transactions between the company and Exxon Mobil Corporation and its subsidiaries are subject to review by the chairman, president, and chief executive officer. The board of directors receive an annual review of related party transactions with Exxon Mobil Corporation and its subsidiaries.

On June 25, 2013, the company implemented a 12-month “normal course” share purchase program under which it purchased none of its outstanding shares during the program between June 25, 2013 and June 24, 2014 and none from Exxon Mobil Corporation outside of this program. On June 25, 2014, a further 12-month share purchase program was implemented under which the company may purchase up to 1,000,000 of its outstanding shares. In 2014, under the current program, the company has purchased 2,475 shares and none from Exxon Mobil Corporation outside of this program.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2014 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $4,316 million and $3,752 million, respectively. These transactions were conducted on terms comparable to those which would have been conducted with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with ExxonMobil and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd.

As at December 31, 2014, the company had an outstanding loan of $4,746 million under an existing agreement with ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of $6.25 billion at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice. Additionally, the company had outstanding short-term loans of $75 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Auditor Information

PricewaterhouseCoopers LLP (“PwC”) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2014 and December 31, 2013 were as follows:

thousands of dollars	2014	2013

Audit fees	1,408	1,357

Audit-related fees	140	123

Tax fees	0	50

All other fees	0	0

Total fees	1,548	1,530

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2014.

Audit-related fees included other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.

The company did not engage the auditor for any other services.

The audit committee formally and annually evaluates the performance of the external auditor, recommends the external auditors to be appointed by the shareholder, fixes their remuneration and oversees their work. The audit committee also approves the proposed current year audit program of the external auditor, assesses the results of the program after the end of the program period and approves in advance any non-audit services to be performed by the external auditor after considering the effect of such services on their independence.

All of the services rendered by the auditor to the company were approved by the audit committee.

Auditor independence

The audit committee continually discusses with PwC their independence from the company and from management. PwC has confirmed that they are independent with respect to the company within the meaning of the Rules of Professional Conduct of the Institute of Chartered Accountants of Alberta and the rules of the U.S. Securities and Exchange Commission. The company has concluded that the auditor’s independence has been maintained.

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

There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the contributions committee) is composed entirely of the independent directors and D.G. Wascom, who is an officer of Exxon Mobil Corporation, and is, therefore, independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Nine executive sessions were held in 2014. There have been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitute a departure from the Code.

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

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees with the objective of providing for diversity among non-employee directors. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

—	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
—	Operations/technical experience (Operations/technical)
—	Project management experience (Project management)
—	Experience in working in a global work environment (Global experience)
—	Experience in development of business strategy (Strategy development)

Other Expertise

—	Audit committee financial expert
—	Expertise in financial matters (Financial expertise)
—	Expertise in managing relations with government (Government relations)
—	Experience in academia or in research (Academic/research)
—	Expertise in information technology (Information technology)
—	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:

—	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;

—	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and

—	providing diversity in age, gender or regional association.

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

A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

—	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;

—	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

—	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

—	is free of any present or apparent potential legal impediment or conflict of interest, such as:

➢	serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

➢	serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

➢	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

—	is expected to remain qualified to serve for a minimum of five years;

—	will not, at the time that he or she stands for election or appointment, have attained the age of 72;

—	if an independent director, is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 15,000 common shares, deferred share units or restricted stock units of the corporation.

(b)	Tenure

(i)	Re-nomination

An incumbent director shall be supported for re-nomination as long as he or she:

—	does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;

—	makes a positive contribution to the effective performance of the directors;

—	regularly attends directors’ and committee meetings;

—	has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

—	is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;

—	in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;

—	will not, at the time that he or she stands for re-election, have attained the age of 72; however, under exceptional circumstances, at the request of the chairman, the nominations and corporate governance committee may continue to support the nomination.

(ii)	Resignation

An incumbent director will resign in the event that he or she:

—	experiences a change in circumstances such as a change in his or her principal occupation, but not merely a change in geographic location;

—	displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;

—	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

—	develops a conflict of interest, such as

➢	assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

➢	assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

➢	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

➢	becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

10. Chairman and chief executive officer

(a)	Position description

The chairman and chief executive officer shall

1.	Plan and organize all activities of the board of directors;

2.	Ensure that the Board receives sufficient, timely information on all material aspects of the corporation’s operations and financial affairs;

3.	Chair annual and special meetings of the shareholders;

4.	Conduct the general management and direction of the business and affairs of the corporation;

5.	Recommend to the board of directors a strategic plan for the corporation’s business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;

6.	Develop and implement operational policies to guide the corporation within the limits prescribed by the corporation’s by-laws and the directions adopted by the board of directors;

7.	Identify, for review with the board of directors, the principal risks of the corporation’s business, where identifiable, and develop appropriate systems to manage such risks;

8.	Under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;

9.	Ensure compliance with the corporation’s code of ethics and business conduct so as to foster a culture of integrity throughout the company; and

10.	Ensure effective internal controls and management information systems are in place.

(b)	Minimum shareholding requirements. The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares, deferred share units and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter

The structure, process and responsibilities of the audit committee shall include the following items and matters:

1.	(1)	The committee shall consist of five members, to be appointed by the board of directors from among the unrelated and independent directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation and are unrelated and independent.

	(2)	The committee shall, if possible, have one or more members who is an “audit committee financial expert” within the meaning of applicable law.

	(3)	Each member of the committee shall be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

	(4)	No committee member shall serve on the audit committee of more than two other public companies, unless the Board of Directors determines that such simultaneous service would not impair the ability of such director to effectively serve on the audit committee.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

	(a)	preside at committee meetings;

	(b)	ensure that meetings of the audit committee are held in accordance with this charter; and

	(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member or by the external auditors of the corporation, and notice of every meeting shall be given to the external auditors.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The external auditors and the internal auditor of the corporation shall report directly to the audit committee.

8.	The committee shall:

	(a)	recommend the external auditors to be appointed by the shareholders, fix their remuneration, which shall be paid by the corporation, and oversee their work.

	(b)	approve the proposed current year audit program of the external auditors and assess the results of the program after the end of the program period.

	(c)	approve in advance any non-audit services that are permitted by applicable law to be performed by the external auditors after considering the effect of such services on their independence.

	(d)	receive from the external auditors a formal written statement delineating all relationships between the external auditor and the corporation consistent with Independence Standards Board Standard 1, and shall actively engage in a dialogue with the external auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the external auditor and shall recommend that the board take any appropriate action to oversee the independence of the external auditor.

	(e)	establish procedures for the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of the corporation of concerns regarding questionable accounting or auditing matters.

(f)	approve the proposed current year audit program of the internal auditors and assess the results of the program after the end of each quarter.

(g)	review annually the adequacy of the corporation’s liability and property insurance program.

(h)	review the adequacy of the corporation’s system of internal controls and auditing procedures.

(i)	review the accounting and financial reporting processes of the corporation.

(j)	approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.

(k)	review the annual and quarterly financial statements of the corporation, accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such financial statements by the board of directors.

(l)	review the results of the monitoring activity under the corporation’s business ethics compliance program.

(m)	review annually a summary of senior management expense accounts.

(n)	require attendances at its meetings by members of management, as the committee may direct.

(o)	review its mandate and its effectiveness at least annually.

(p)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(q)	evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.

Environment, Health and Safety Committee Charter

The structure, process and responsibilities of the environment, health and safety committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and (b) the non-independent directors who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the environment health and safety committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters of the environment, health and safety.

(b)	monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health and safety practices and matters, and advise the directors on the results and adequacy thereof.

(c)	monitor trends and review current and emerging public policy issues in matters of the environment, health and safety as they may impact the corporation’s operations.

(d)	review the impact of proposed legislation in matters of the environment, health and safety on the operations of the corporation and advise the directors and management as to the appropriate response of the corporation thereto.

(e)	recommend to the directors and management desirable policies and actions arising from its review and monitoring activity.

(f)	require attendances at its meetings by members of management, as the committee may direct.

(g)	review its mandate and its effectiveness at least annually.

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Executive Resources Committee Charter

The structure, process and responsibilities of the executive resources committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the (a) unrelated and independent directors; and (b) the non-independent members who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the executive resources committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel, compensation consultants or other advisors at the expense of the corporation. The committee shall be directly responsible for the appointment, compensation and oversight of the work of any independent legal counsel, compensation consultant or other advisor retained by the committee. The committee may select outside legal counsel, a compensation consultant or other advisor (an “Advisor”) to the committee only after taking into consideration all factors relevant to the Advisor’s independence from management, including the following:

—	the provision of other services to the corporation by the person that employs the Advisor;

—	the amount of fees received from the corporation by the person that employs the Advisor as a percentage of such that person’s total revenue;

—	the policies and procedures of the person that employs the Advisor that are designed to prevent conflicts of interest;

—	any business or personal relationship of the Advisor with a member of the committee;

—	any stock of the corporation owned by the Advisor; and

—	any business or personal relationship of the Advisor or the person employing the Advisor with an executive officer of the corporation.

7.	The committee shall:

(a)	monitor the performance of the chief executive officer.

(b)	review and approve corporate goals and objectives relevant to compensation of the chief executive officer and evaluate his performance in light of those goals and objectives.

(c)	review data on competitive compensation practices and review and evaluate policies and programs through which the corporation compensates its employees.

(d)	approve salaries and other compensation (including supplemental compensation such as cash bonuses and IEBU’s, long-term incentive compensation such as RSU’s, and any other payments for service), for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(e)	produce an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.

(f)	review the executive development system to ensure that it:

i.	foresees the company’s senior management requirements;

ii.	provides for early identification and development of key resources.

(g)	approve specific succession plans for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(h)	review the company’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof.

(i)	require attendance at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Nominations and Corporate Governance Committee Charter

The structure, process and responsibilities of the nominations and corporate governance committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and the (b) the non-independent directors who are not members of the company’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the nominations and corporate governance committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	oversee issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, the evaluation of the overall performance of the board, and the board’s relationship with management, and to report to the board on such matters.

(b)	make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.

(c)	review and recommend to the board of directors the procedure for identifying potential nominees for directorships, including guidelines to be used in the selection process.

(d)	review and recommend to the board of directors any modifications to the charters of the board or any of its committees.

(e)	review and recommend to the board of directors guidelines to be adopted relating to tenure of directors.

(f)	assist the chief executive officer to assess potential candidates for directorships and recommend to the board of directors proposed candidates for board membership to fill anticipated vacancies.

(g)	apply guidelines for board membership to incumbent directors and recommend to the chief executive officer and to the board of directors the slate of director candidates to be proposed for election by the shareholders at the annual meeting.

(h)	review and recommend the nonemployee directors’ compensation.

(i)	require attendances at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(l)	make a recommendation to the board of directors as to whether to accept or reject any resignation tendered by a director as provided in subclause 9(b)(ii) of the board of directors charter.

Contributions Committee Charter

The structure, process and responsibilities of the contributions and community investment committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the contributions and community investment committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters relating to “Community Investment”, which Community Investment shall consist of:

(i)	charitable contributions, including those made by means of the Imperial Oil Foundation;

(ii)	local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;

(iii)	the corporation’s share of community-serving projects described in subparagraph 7(a)(ii) above by joint ventures operated by other companies;

(iv)	funding for public policy groups;

(v)	university research awards;

(vi)	sponsorships whose primary purpose is to promote brand recognition, product sales or business development; and

(vii)	expenditures required under socio-economic agreements to gain access to resources;

(b)	review each year, prior to the development of the following year’s budget for Community Investment, proposed overall contributions objectives, policies and programs, including, as appropriate, goals and criteria, the level of corporate contributions, the subject areas to which contributions are to be made and the relative weighting thereof, and the need to make such contributions to gain access to resources or otherwise advance the business objectives of the company, and make such recommendations to the Board with respect thereto as it may deem advisable;

(c)	approve the proposed budget for charitable contributions and local community contributions, as described in subparagraphs 7(a)(i) and (ii), of the corporation and its consolidated affiliates, and review the proposed budget for charitable contributions for the Imperial Oil Foundation prior to the meeting of the Imperial Oil Foundation to approve such budget, and to review such budgets for charitable contributions and local community contributions as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year;

(d)	review the proposed budget for Community Investment other than as described in subparagraphs 7(a)(i) and (ii) of the corporation and its consolidated affiliates, as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year, and possible contributions of an unusual amount;

(e)	approve all grants or contributions for charitable contributions and local community contributions as described in subparagraphs 7(a)(i) and (ii) above $300,000;

(f)	require attendances at its meetings by members of management, as the committee may direct;

(g)	review its mandate and its effectiveness at least annually; and

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.