Form 10-Q
period 2015-03-31
IMPERIAL OIL LTD
filed 2015-05-06
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from —- to —-

Commission file number 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	98-0017682 (I.R.S. Employer Identification No.)

237 Fourth Avenue S.W. Calgary, Alberta, Canada (Address of principal executive offices)	T2P 3M9 (Postal Code)

Registrant's telephone number, including area code: 1-800-567-3776

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.

YES  ☑    NO  ☐

The registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☑    NO  ☐

The registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

The registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES  ☐    NO  ☑

The number of common shares outstanding, as of March 31, 2015, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME
(U.S. GAAP, unaudited)	Three Months
	to March 31
millions of Canadian dollars	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	6,170	9,197
Investment and other income (note 3)	33	29

TOTAL REVENUES AND OTHER INCOME	6,203	9,226

EXPENSES
Exploration	17	21
Purchases of crude oil and products (c)	3,305	5,542
Production and manufacturing (d)	1,359	1,476
Selling and general	264	275
Federal excise tax (a)	377	370
Depreciation and depletion	317	280
Financing costs (note 5)	3	2

TOTAL EXPENSES	5,642	7,966

INCOME BEFORE INCOME TAXES	561	1,260
INCOME TAXES	140	314

NET INCOME	421	946

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.50	1.12
Net income per common share - diluted (note 8)	0.50	1.11
Dividends per common share	0.13	0.13

(a) Federal excise tax included in operating revenues	377	370
(b) Amounts from related parties included in operating revenues	638	816
(c) Amounts to related parties included in purchases of crude oil and products	686	770
(d) Amounts to related parties included in production and manufacturing expenses	102	86

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2015	2014

Net income	421	946

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	(176)	(38)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	42	38
Total other comprehensive income/(loss)	(134)	-

Comprehensive income	287	946

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

	As at	As at
	Mar 31	Dec 31
millions of Canadian dollars	2015	2014

ASSETS
Current assets
Cash	60	215
Accounts receivable, less estimated doubtful accounts (a)	1,752	1,539
Inventories of crude oil and products	1,050	1,121
Materials, supplies and prepaid expenses	466	380
Deferred income tax assets	267	314
Total current assets	3,595	3,569

Long-term receivables, investments and other long-term assets	1,467	1,406

Property, plant and equipment,	51,818	50,911
less accumulated depreciation and depletion	(15,557)	(15,337)
Property, plant and equipment, net	36,261	35,574

Goodwill	224	224
Other intangible assets, net	61	57
TOTAL ASSETS	41,608	40,830

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,938	1,978
Accounts payable and accrued liabilities (a)(note 7)	3,583	3,969
Income taxes payable	218	34
Total current liabilities	5,739	5,981

Long-term debt (c)(note 6)	5,610	4,913
Other long-term obligations (d)(note 7)	3,784	3,565
Deferred income tax liabilities	3,768	3,841
TOTAL LIABILITIES	18,901	18,300

SHAREHOLDERS' EQUITY
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	23,334	23,023
Accumulated other comprehensive income (note 9)	(2,193)	(2,059)
TOTAL SHAREHOLDERS' EQUITY	22,707	22,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	41,608	40,830

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $54 million (2014 - accounts payable and accrued liabilities included amounts payable to related parties of $174 million)
(b)	Notes and loans payable included amounts to related parties of $75 million (2014 - $75 million)
(c)	Long-term debt included amounts to related parties of $5,463 million (2014 - $4,746 million)
(d)	Other long-term obligations include amounts to related parties of $105 million (2014 - $96 million)
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2014 - 1,100 million and 848 million, respectively)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited)

inflow/(outflow)

	Three Months
	to March 31
millions of Canadian dollars	2015	2014

OPERATING ACTIVITIES
Net income	421	946
Adjustments for non-cash items:
Depreciation and depletion	317	280
(Gain)/loss on asset sales (note 3)	(26)	(20)
Deferred income taxes and other	18	5
Changes in operating assets and liabilities:
Accounts receivable	(213)	(654)
Inventories, materials, supplies and prepaid expenses	(15)	(28)
Income taxes payable	184	92
Accounts payable and accrued liabilities	(386)	435
All other items - net (a)	(19)	29
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	281	1,085

INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,011)	(1,206)
Proceeds associated with asset sales (b)	25	75
Additional investments	(16)	(12)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,002)	(1,143)

FINANCING ACTIVITIES
Short-term debt - net	(39)	-
Long-term debt issued	717	-
Reduction in capitalized lease obligations	(2)	(2)
Dividends paid	(110)	(110)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	566	(112)

INCREASE (DECREASE) IN CASH	(155)	(170)
CASH AT BEGINNING OF PERIOD	215	272

CASH AT END OF PERIOD (c)	60	102

(a) Included contribution to registered pension plans	(63)	(76)
(b) 2014 included $50 million deposit for the sale of producing conventional assets which closed in the second quarter of 2014
(c) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission in the company's 2014 Annual Report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company's exploration and production activities are accounted for under the "successful efforts" method.

The results for the three months ended March 31, 2015, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of dollars	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	1,212	2,197	4,669	6,645	289	355
Intersegment sales	598	1,068	256	430	59	102
Investment and other income	2	13	30	13	1	1

	1,812	3,278	4,955	7,088	349	458

EXPENSES
Exploration	17	21	-	-	-	-
Purchases of crude oil and products	838	1,405	3,195	5,416	182	319
Production and manufacturing	950	1,029	356	386	53	61
Selling and general	-	2	221	210	22	17
Federal excise tax	-	-	377	370	-	-
Depreciation and depletion	259	222	52	52	3	3
Financing costs	3	2	-	-	-	-

TOTAL EXPENSES	2,067	2,681	4,201	6,434	260	400

INCOME BEFORE INCOME TAXES	(255)	597	754	654	89	58
INCOME TAXES	(66)	145	189	166	23	15

NET INCOME	(189)	452	565	488	66	43

Cash flows from (used in) operating activities	(251)	357	514	712	55	3
CAPEX (b)	890	1,163	125	48	12	2
Total assets as at March 31	35,655	32,326	5,600	6,043	387	401

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	6,170	9,197
Intersegment sales	-	-	(913)	(1,600)	-	-
Investment and other income	-	2	-	-	33	29

	-	2	(913)	(1,600)	6,203	9,226

EXPENSES
Exploration	-	-	-	-	17	21
Purchases of crude oil and products	-	-	(910)	(1,598)	3,305	5,542
Production and manufacturing	-	-	-	-	1,359	1,476
Selling and general	24	48	(3)	(2)	264	275
Federal excise tax	-	-	-	-	377	370
Depreciation and depletion	3	3	-	-	317	280
Financing costs	-	-	-	-	3	2

TOTAL EXPENSES	27	51	(913)	(1,600)	5,642	7,966

INCOME BEFORE INCOME TAXES	(27)	(49)	-	-	561	1,260
INCOME TAXES	(6)	(12)	-	-	140	314

NET INCOME	(21)	(37)	-	-	421	946

Cash flows from (used in) operating activities	(37)	13	-	-	281	1,085
CAPEX (b)	23	21	-	-	1,050	1,234
Total assets as at March 31	439	448	(473)	(473)	41,608	38,745

(a)	Included export sales to the United States of $801 million (2014 - $1,426 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2015	2014
Proceeds from asset sales	25	25
Book value of assets sold (a)	(1)	5
Gain/(loss) on asset sales, before tax	26	20
Gain/(loss) on asset sales, after tax	23	16

(a) 2015 includes $3 million associated with the wind up of a capital lease

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of dollars	2015	2014
Pension benefits:
Current service cost	51	38
Interest cost	77	79
Expected return on plan assets	(97)	(91)
Amortization of prior service cost	4	6
Amortization of actuarial loss	50	43
Net benefit cost	85	75

Other post-retirement benefits:
Current service cost	4	3
Interest cost	6	6
Amortization of actuarial loss	3	2
Net benefit cost	13	11

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

	Three Months to March 31
millions of dollars	2015	2014
Debt-related interest	23	21
Capitalized interest	(23)	(21)

Net interest expense	-	-
Other interest	3	2

Total financing costs	3	2

In the first quarter of 2015, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2016. The company has not drawn on the facility.

6.	Long-term debt

	As at Mar 31	As at Dec 31
millions of dollars	2015	2014
Long-term debt	5,463	4,746
Capital leases	147	167

Total long-term debt	5,610	4,913

In the first quarter of 2015, the company increased its long-term debt by $717 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to finance normal operations and capital projects.

7.	Other long-term obligations

	As at Mar 31	As at Dec 31
millions of dollars	2015	2014
Employee retirement benefits (a)	1,936	1,739
Asset retirement obligations and other environmental liabilities (b)	1,330	1,325
Share-based incentive compensation liabilities	172	154
Other obligations	346	347

Total other long-term obligations	3,784	3,565

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2014 - $58 million)
(b)	Total asset retirement obligations and other environmental liabilities also included $143 million in current liabilities (2014 - $143 million)

IMPERIAL OIL LIMITED

8.	Net income per share

	Three Months to March 31
	2015	2014

Net income per common share - basic

Net income (millions of dollars)	421	946

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6

Net income per common share (dollars)	0.50	1.12

Net income per common share - diluted
Net income (millions of dollars)	421	946
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6
Effect of share-based awards (millions of shares)	2.9	2.9
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.5	850.5

Net income per common share (dollars)	0.50	1.11

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2015	2014

Balance at January 1	(2,059)	(1,721)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(176)	(38)
Amounts reclassified from accumulated other comprehensive income	42	38
Balance at March 31	(2,193)	(1,721)

Amounts reclassified out of accumulated other comprehensive income -

before-tax income/(expense):

	Three Months to March 31
millions of dollars	2015	2014
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(57)	(51)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4)

Income tax expense/(credit) for components of other comprehensive income:

	Three Months to March 31
millions of dollars	2015	2014

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	(61)	(13)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	15	13
	(46)	-

IMPERIAL OIL LIMITED

10.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. Imperial is evaluating the standard and its effect on the company's financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

First quarter 2015 vs. first quarter 2014

The company’s net income for the first quarter of 2015 was $421 million or $0.50 per share on a diluted basis, compared with $946 million or $1.11 per share for the same period last year.

Upstream recorded a net loss in the first quarter of $189 million, compared to income of $452 million in the same period of 2014. Earnings in the first quarter 2015 reflected the impact of lower crude oil and gas realizations of about $1,100 million. This was partially offset by lower royalties of about $200 million, the impact of a weaker Canadian dollar of about $160 million, higher Kearl and Cold Lake volumes of about $60 million and lower energy costs of about $60 million.

West Texas Intermediate (WTI), the main U.S. dollar benchmark crude for North America, decreased by 51 percent compared to the same quarter in 2014. The company’s average first quarter 2015 Canadian dollar realizations for synthetic crude oil and bitumen were $55.81 and $27.40 per barrel, lower by 48 and 58 percent respectively, as a result of the weaker Canadian dollar and increased heavy – light differentials versus the same period in 2014. The company’s average realizations on natural gas sales of $3.15 per thousand cubic feet, in the first quarter of 2015, were lower by $3.41 per thousand cubic feet, versus the same period in 2014.

Gross production of Cold Lake bitumen averaged 152,000 barrels per day, up from 147,000 barrels from the same period last year. Incremental volume growth of 4,000 barrels per day was achieved with initial first quarter 2015 production from the Nabiye project.

The company’s share of Syncrude’s gross production in the first quarter was 73,000 barrels per day, unchanged from the first quarter of 2014.

Gross production from the Kearl initial development was 95,000 barrels per day (67,000 barrels Imperial’s share) compared to 70,000 barrels per day (50,000 barrels Imperial’s share) in the first quarter of 2014 as a result of improved reliability.

Gross production of conventional crude oil averaged 15,000 barrels per day in the first quarter, versus 22,000 barrels in the corresponding period in 2014. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the first quarter of 2015 was 146 million cubic feet per day, down from 205 million cubic feet in the same period last year, reflecting the impact of properties divested during the first half of 2014.

Downstream net income was $565 million in the first quarter, compared to $488 million in the first quarter of 2014. Increased earnings were primarily due to higher marketing margins and a first quarter 2015 gain of $17 million from the sale of assets, partially offset by lower refining margins.

Chemical net income was $66 million in the first quarter, up $23 million over the same period in 2014, mainly as a result of strong polyethylene margins.

Net income effects from Corporate and Other were negative $21 million in the first quarter, versus negative $37 million in the same period of 2014, primarily due to lower share-based compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $281 million in the first quarter, versus $1,085 million in the corresponding period in 2014. Lower cash flow was primarily due to lower earnings and working capital effects.

Investing activities used net cash of $1,002 million in the first quarter, compared with $1,143 million in the same period of 2014. Additions to property, plant and equipment were $1,011 million in the first quarter, compared with $1,206 million during the same quarter in 2014. Expenditures during the quarter were primarily directed towards the completion of the Cold Lake Nabiye and Kearl expansion projects.

Cash from financing activities was $566 million in the first quarter, compared with cash used in financing activities of $112 million in the first quarter of 2014. In the first quarter, the company increased long-term debt by $717 million through its existing loan facility to finance normal operations and capital projects. Dividends paid in the first quarter of 2015 were $110 million, unchanged from the corresponding period in 2014. Per-share dividend paid in the first quarter was $0.13, consistent with the same period of 2014.

The above factors led to a decrease in the company’s balance of cash to $60 million at March 31, 2015, from $215 million at the end of 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. Imperial is evaluating the standard and its effect on the Corporation’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2015 does not differ materially from that discussed on page 22 in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 except for the following:

Earnings sensitivity millions of dollars after tax
Four dollars (U.S.) per barrel change in crude oil prices	+ (-)	300
One dollar (U.S.) per barrel change in sales margins for total petroleum products	+ (-)	165
Seven cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	560

The sensitivity of net income to changes in crude oil prices increased from year-end 2014 by about $5 million (after tax) a year for each one U.S. dollar change. A decrease in the value of the Canadian dollar at March 31, 2015 has increased the impact of U.S. dollar denominated crude oil prices on the company’s revenue and earnings.

The sensitivity of net income to changes in sales margins for total petroleum products increased from year-end 2014 by about $15 million (after tax) a year for each one U.S. dollar per barrel change. A decrease in the value of the Canadian dollar has also increased the impact of U.S. dollar denominated crude oil and petroleum product prices on the company’s revenues and earnings.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from year-end 2014 by about $15 million (after tax) a year for each one-cent change, primarily due to wider downstream and Chemicals margins.

Item 4. Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2015 (Jan 1 – Jan 31)	0	0	0	1,000,000
February 2015 (Feb 1 – Feb 28)	0	0	0	1,000,000
March 2015 (Mar 1 – Mar 31)	0	0	0	1,000,000

(1)	On June 23, 2014, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2014 to June 24, 2015. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2015.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED (Registrant)

/s/ Paul J. Masschelin
Date: May 5, 2015	-------------------------------------------------
(Signature) Paul J. Masschelin Senior Vice-President, Finance and Administration and Controller (Principal Accounting Officer)

/s/ Cathryn Walker
Date: May 5, 2015	-------------------------------------------------
(Signature) Cathryn Walker Assistant Corporate Secretary