Form 10-Q
period 2015-06-30
IMPERIAL OIL LTD
filed 2015-08-05
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES          NO ✓

The number of common shares outstanding, as of June 30, 2015, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,272	9,399	13,442	18,596
Investment and other income (note 3)	29	650	62	679

TOTAL REVENUES AND OTHER INCOME	7,301	10,049	13,504	19,275

EXPENSES
Exploration	16	17	33	38
Purchases of crude oil and products (c)	4,295	6,035	7,600	11,577
Production and manufacturing (d)	1,395	1,390	2,754	2,866
Selling and general	272	296	536	571
Federal excise tax (a)	387	383	764	753
Depreciation and depletion	335	280	652	560
Financing costs (note 5)	5	2	8	4

TOTAL EXPENSES	6,705	8,403	12,347	16,369

INCOME BEFORE INCOME TAXES	596	1,646	1,157	2,906
INCOME TAXES	476	414	616	728

NET INCOME	120	1,232	541	2,178

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.14	1.45	0.64	2.57
Net income per common share - diluted (note 8)	0.14	1.45	0.64	2.56
Dividends per common share	0.13	0.13	0.26	0.26

(a) Federal excise tax included in operating revenues	387	383	764	753
(b) Amounts from related parties included in operating revenues	1,017	742	1,655	1,558
(c) Amounts to related parties included in purchases of crude oil and products	967	1,058	1,653	1,828
(d) Amounts to related parties included in production and manufacturing expenses	125	89	227	175

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2015	2014	2015	2014

Net income	120	1,232	541	2,178

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	(176)	(38)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	42	37	84	75

Total other comprehensive income/(loss)	42	37	(92)	37

Comprehensive income	162	1,269	449	2,215

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2015	As at Dec 31 2014

ASSETS
Current assets
Cash	28	215
Accounts receivable, less estimated doubtful accounts (a)	2,105	1,539
Inventories of crude oil and products	1,099	1,121
Materials, supplies and prepaid expenses	565	380
Deferred income tax assets	377	314

Total current assets	4,174	3,569

Long-term receivables, investments and other long-term assets	1,529	1,406

Property, plant and equipment,	52,551	50,911
less accumulated depreciation and depletion	(15,709)	(15,337)

Property, plant and equipment, net	36,842	35,574

Goodwill	224	224
Other intangible assets, net	65	57

TOTAL ASSETS	42,834	40,830

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,976	1,978
Accounts payable and accrued liabilities (a) (note 7)	3,606	3,969
Income taxes payable	366	34

Total current liabilities	5,948	5,981

Long-term debt (c) (note 6)	6,008	4,913
Other long-term obligations (d) (note 7)	3,973	3,565
Deferred income tax liabilities	4,146	3,841

TOTAL LIABILITIES	20,075	18,300

SHAREHOLDERS’ EQUITY
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	23,344	23,023
Accumulated other comprehensive income (note 9)	(2,151)	(2,059)

TOTAL SHAREHOLDERS’ EQUITY	22,759	22,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	42,834	40,830

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $249 million (2014 - accounts payable and accrued liabilities included amounts payable to related parties of $174 million)
(b)	Notes and loans payable included amounts to related parties of $75 million (2014 - $75 million)
(c)	Long-term debt included amounts to related parties of $5,852 million (2014 - $4,746 million)
(d)	Other long-term obligations include amounts to related parties of $208 million (2014 - $96 million)
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2014 - 1,100 million and 848 million, respectively)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited) inflow/(outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2015	2014	2015	2014

OPERATING ACTIVITIES
Net income	120	1,232	541	2,178
Adjustments for non-cash items:
Depreciation and depletion	335	280	652	560
(Gain)/loss on asset sales (note 3)	(25)	(640)	(51)	(660)
Deferred income taxes and other	254	221	272	226
Changes in operating assets and liabilities:
Accounts receivable	(353)	333	(566)	(321)
Inventories, materials, supplies and prepaid expenses	(148)	(145)	(163)	(173)
Income taxes payable	148	(109)	332	(17)
Accounts payable and accrued liabilities	23	(239)	(363)	196
All other items - net (a)	23	66	4	95

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	377	999	658	2,084

INVESTING ACTIVITIES
Additions to property, plant and equipment	(773)	(1,295)	(1,784)	(2,501)
Proceeds associated with asset sales	65	732	90	807
Additional investments	(16)	(32)	(32)	(44)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(724)	(595)	(1,726)	(1,738)

FINANCING ACTIVITIES
Short-term debt - net	40	(223)	1	(223)
Long-term debt issued	389	-	1,106	-
Reduction in capitalized lease obligations	(4)	(2)	(6)	(4)
Dividends paid	(110)	(110)	(220)	(220)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	315	(335)	881	(447)

INCREASE (DECREASE) IN CASH	(32)	69	(187)	(101)
CASH AT BEGINNING OF PERIOD	60	102	215	272

CASH AT END OF PERIOD (b)	28	171	28	171

(a) Included contribution to registered pension plans	(69)	(96)	(132)	(172)
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

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission in the company’s 2014 Annual Report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the six months ended June 30, 2015, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.   Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of dollars	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	1,783	2,109	5,178	6,901	311	389
Intersegment sales	718	1,043	268	370	63	115
Investment and other income	16	643	13	7	(1)	(1)

	2,517	3,795	5,459	7,278	373	503

EXPENSES
Exploration	16	17	-	-	-	-
Purchases of crude oil and products	1,070	1,430	4,071	5,781	205	351
Production and manufacturing	953	987	392	350	50	53
Selling and general	(1)	1	243	214	20	19
Federal excise tax	-	-	387	383	-	-
Depreciation and depletion	273	216	56	58	2	3
Financing costs	-	2	-	-	-	-

TOTAL EXPENSES	2,311	2,653	5,149	6,786	277	426

INCOME BEFORE INCOME TAXES	206	1,142	310	492	96	77
INCOME TAXES	380	285	95	126	27	20

NET INCOME	(174)	857	215	366	69	57

Cash flows from (used in) operating activities	(264)	633	541	248	105	74
CAPEX (b)	704	1,237	96	135	4	6

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2015	2014	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	7,272	9,399
Intersegment sales	-	-	(1,049)	(1,528)	-	-
Investment and other income	1	1	-	-	29	650

	1	1	(1,049)	(1,528)	7,301	10,049

EXPENSES
Exploration	-	-	-	-	16	17
Purchases of crude oil and products	-	-	(1,051)	(1,527)	4,295	6,035
Production and manufacturing	-	-	-	-	1,395	1,390
Selling and general	8	63	2	(1)	272	296
Federal excise tax	-	-	-	-	387	383
Depreciation and depletion	4	3	-	-	335	280
Financing costs	5	-	-	-	5	2

TOTAL EXPENSES	17	66	(1,049)	(1,528)	6,705	8,403

INCOME BEFORE INCOME TAXES	(16)	(65)	-	-	596	1,646
INCOME TAXES	(26)	(17)	-	-	476	414

NET INCOME	10	(48)	-	-	120	1,232

Cash flows from (used in) operating activities	(5)	44	-	-	377	999
CAPEX (b)	15	20	-	-	819	1,398

(a)	Included export sales to the United States of $1,362 million (2014 - $1,370 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of dollars	2015	2014	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a)	2,995	4,306	9,847	13,546	600	744
Intersegment sales	1,316	2,111	524	800	122	217
Investment and other income	18	656	43	20	-	-

	4,329	7,073	10,414	14,366	722	961

EXPENSES
Exploration	33	38	-	-	-	-
Purchases of crude oil and products	1,908	2,835	7,266	11,197	387	670
Production and manufacturing	1,903	2,016	748	736	103	114
Selling and general	(1)	3	464	424	42	36
Federal excise tax	-	-	764	753	-	-
Depreciation and depletion	532	438	108	110	5	6
Financing costs	3	4	-	-	-	-

TOTAL EXPENSES	4,378	5,334	9,350	13,220	537	826

INCOME BEFORE INCOME TAXES	(49)	1,739	1,064	1,146	185	135
INCOME TAXES	314	430	284	292	50	35

NET INCOME	(363)	1,309	780	854	135	100

Cash flows from (used in) operating activities	(515)	990	1,055	960	160	77
CAPEX (b)	1,594	2,400	221	183	16	8
Total assets as at June 30	36,612	32,940	5,839	6,121	381	377

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of dollars	2015	2014	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	13,442	18,596
Intersegment sales	-	-	(1,962)	(3,128)	-	-
Investment and other income	1	3	-	-	62	679

	1	3	(1,962)	(3,128)	13,504	19,275

EXPENSES
Exploration	-	-	-	-	33	38
Purchases of crude oil and products	-	-	(1,961)	(3,125)	7,600	11,577
Production and manufacturing	-	-	-	-	2,754	2,866
Selling and general	32	111	(1)	(3)	536	571
Federal excise tax	-	-	-	-	764	753
Depreciation and depletion	7	6	-	-	652	560
Financing costs	5	-	-	-	8	4

TOTAL EXPENSES	44	117	(1,962)	(3,128)	12,347	16,369

INCOME BEFORE INCOME TAXES	(43)	(114)	-	-	1,157	2,906
INCOME TAXES	(32)	(29)	-	-	616	728

NET INCOME	(11)	(85)	-	-	541	2,178

Cash flows from (used in) operating activities	(42)	57	-	-	658	2,084
CAPEX (b)	38	41	-	-	1,869	2,632
Total assets as at June 30	413	535	(411)	(575)	42,834	39,398

(a)	Included export sales to the United States of $2,163 million (2014 - $2,796 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

			Six Months
	Second Quarter		to June 30
millions of dollars	2015	2014	2015	2014
Proceeds from asset sales	65	782	90	807
Book value of assets sold	40	142	39	147

Gain/(loss) on asset sales, before tax	25	640	51	660

Gain/(loss) on asset sales, after tax	17	480	40	496

4.	Employee retirement benefits

The components of net benefit cost were as follows:

			Six Months
	Second Quarter		to June 30
millions of dollars	2015	2014	2015	2014
Pension benefits:
Current service cost	51	39	102	77
Interest cost	77	80	154	159
Expected return on plan assets	(96)	(91)	(193)	(182)
Amortization of prior service cost	4	5	8	11
Amortization of actuarial loss	49	43	99	86

Net benefit cost	85	76	170	151

Other post-retirement benefits:
Current service cost	4	2	8	5
Interest cost	6	6	12	12
Amortization of actuarial loss	3	2	6	4

Net benefit cost	13	10	26	21

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

			Six Months
	Second Quarter		to June 30
millions of dollars	2015	2014	2015	2014
Debt-related interest	20	20	43	41
Capitalized interest	(15)	(20)	(38)	(41)

Net interest expense	5	-	5	-
Other interest	-	2	3	4

Total financing costs	5	2	8	4

In the first quarter of 2015, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2016. The company has not drawn on the facility.

6.	Long-term debt

	As at	As at
	June 30	Dec 31
millions of dollars	2015	2014
Long-term debt	5,852	4,746
Capital leases	156	167

Total long-term debt	6,008	4,913

In the first half of 2015, the company increased its long-term debt by $1,106 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to finance normal operations and capital projects.

In July 2015, the company increased the capacity of its existing floating rate loan faciltiy with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. All other terms and conditions of the agreement remained unchanged.

Subsequent to the second quarter, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $500 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K.

7.	Other long-term obligations

	As at	As at
	June 30	Dec 31
millions of dollars	2015	2014
Employee retirement benefits (a)	1,870	1,739
Asset retirement obligations and other environmental liabilities (b)	1,518	1,325
Share-based incentive compensation liabilities	178	154
Other obligations	407	347

Total other long-term obligations	3,973	3,565

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2014 - $58 million)
(b)	Total asset retirement obligations and other environmental liabilities also included $143 million in current liabilities (2014 - $143 million)

IMPERIAL OIL LIMITED

8.	Net income per share

			Six Months
	Second Quarter		to June 30
	2015	2014	2015	2014
Net income per common share - basic

Net income (millions of dollars)	120	1,232	541	2,178

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6

Net income per common share (dollars)	0.14	1.45	0.64	2.57

Net income per common share - diluted

Net income (millions of dollars)	120	1,232	541	2,178

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6

Effect of share-based awards (millions of shares)	3.1	3.1	3.0	3.0

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.7	850.7	850.6	850.6

Net income per common share (dollars)	0.14	1.45	0.64	2.56

9. Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars			2015	2014
Balance at January 1			(2,059)	(1,721)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income			(176)	(38)
Amounts reclassified from accumulated other comprehensive income			84	75

Balance at June 30			(2,151)	(1,684)

Amounts reclassified out of accumulated other comprehensive income - before-tax income/(expense):

			Six Months
	Second Quarter		to June 30
millions of dollars	2015	2014	2015	2014
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(56)	(50)	(113)	(101)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4)

Income tax expense/(credit) for components of other comprehensive income:

			Six Months
	Second Quarter		to June 30
millions of dollars	2015	2014	2015	2014
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	(61)	(13)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	15	13	30	26

	15	13	(31)	13

IMPERIAL OIL LIMITED

10.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is expected to be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Second quarter 2015 vs. second quarter 2014

The company’s net income for the second quarter of 2015 was $120 million or $0.14 per share on a diluted basis and reflected a net charge, largely non-cash, of $320 million ($0.38 per share) associated with the recently enacted Alberta corporate income tax rate increase, compared with $1,232 million or $1.45 per share for the same period last year.

Upstream recorded a net loss in the second quarter of $174 million, $1,031 million lower than the same period of 2014. Earnings in the second quarter of 2015 reflected lower crude oil and gas realizations of about $650 million along with the impact associated with increased Alberta corporate income taxes of about $327 million. Earnings in the second quarter of 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. These factors were partially offset by higher Kearl and Cold Lake volumes of about $190 million, the impact of a weaker Canadian dollar of about $160 million and lower royalties of about $120 million.

West Texas Intermediate (WTI), the main U.S. dollar benchmark crude for North America, decreased by 44 percent compared to the same quarter in 2014. The company’s average Canadian dollar realizations for synthetic crude oil and bitumen decreased about 33 and 35 percent in the second quarter of 2015 to $75.20 and $49.16 per barrel respectively, as the decline in the benchmark crude was partly offset by the weaker Canadian dollar, along with decreased light-heavy differentials. The company’s average realizations on sales of natural gas of $1.83 per thousand cubic feet in the second quarter of 2015, were lower by $2.25 per thousand cubic feet, versus the same period in 2014.

Gross production of Cold Lake bitumen averaged 161,000 barrels per day in the second quarter, up from 138,000 barrels in the same period last year, primarily due to the continued ramp-up of Nabiye production. Nabiye production is expected to reach approximately 40,000 barrels per day, before royalties, by the end of 2015.

Gross production of Kearl bitumen averaged 130,000 barrels per day in the second quarter (92,000 barrels Imperial’s share) up from 73,000 barrels per day (52,000 barrels Imperial’s share) during the second quarter of 2014, reflecting early start-up of the Kearl expansion project and continued improvement in reliability of the initial development.

During the second quarter of 2015, the company’s share of gross production from Syncrude averaged 52,000 barrels per day, up from 51,000 barrels in the second quarter of 2014.

Gross production of conventional crude oil averaged 15,000 barrels per day in the second quarter, versus 18,000 barrels in the corresponding period in 2014. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the second quarter of 2015 was 134 million cubic feet per day, down from 158 million cubic feet in the same period last year, reflecting the impact of properties divested during the first half of 2014.

Downstream net income was $215 million in the second quarter, $151 million lower than the second quarter of 2014. Earnings decreased mainly due to lower margins of about $170 million, higher refinery planned maintenance expense of about $90 million, partly offset by the impact of a weaker Canadian dollar of about $130 million.

Chemical net income was $69 million in the second quarter, the highest quarterly earnings on record, up from $57 million in the same quarter in 2014.

Net income effects from Corporate and Other were $10 million in the second quarter, versus negative $48 million in the same period of 2014, primarily due to changes in share-based compensation charges and the impact of the Alberta corporate income tax rate increase.

Six months 2015 vs. six months 2014

Net income in the first six months of 2015 was $541 million, or $0.64 per share on a diluted basis and reflected a net charge, largely non-cash, of $320 million ($0.38 per share) associated with the recently enacted Alberta corporate income tax rate increase, versus $2,178 million or $2.56 per share for the first half of 2014, which included a $478 million gain on the sale of conventional upstream producing assets.

Upstream recorded a net loss of $363 million for the first six months of 2015, $1,672 million lower than the same period of 2014. Earnings in 2015 reflected the impact of lower crude oil and gas realizations of about $1,740 million and the impact associated with increased Alberta corporate income taxes of about $327 million. Earnings in the second quarter of 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. These factors were partially offset by lower royalties of about $330 million, the impact of a weaker Canadian dollar of about $320 million, and higher Kearl and Cold Lake volumes of about $260 million.

WTI, the main U.S. dollar benchmark crude for North America, decreased by 47 percent compared to the same period in 2014. The company’s average Canadian dollar realizations for synthetic crude oil and bitumen decreased about 41 and 45 percent in the first half of 2015 to $63.89 and $39.15 per barrel respectively, as the decline in benchmark crude and increased light-heavy differentials were partly offset by the weaker Canadian dollar. The company’s average realizations on sales of natural gas of $2.71 per thousand cubic feet in 2015, were lower by $2.78 per thousand cubic feet, versus the same period in 2014.

Gross production of Cold Lake bitumen averaged 156,000 barrels per day in the first six months, up from 142,000 barrels from the same period last year, primarily due to Nabiye production.

Gross production of Kearl bitumen averaged 113,000 barrels per day in the first six months of 2015 (80,000 barrels Imperial’s share) up from 72,000 barrels per day (51,000 barrels Imperial’s share), reflecting early start-up of the Kearl expansion project and improved reliability of the initial development.

During the first six months of 2015, the company’s share of gross production from Syncrude averaged 63,000 barrels per day, up from 62,000 barrels from the same period of 2014.

Gross production of conventional crude oil averaged 15,000 barrels per day in the first half of 2015, compared to 20,000 barrels during the same period of 2014.The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the first six months of 2015 was 140 million cubic feet per day, down from 181 million cubic feet in the same period last year, reflecting the impact of properties divested during the first half of 2014.

Downstream net income was $780 million, down $74 million from the same period of 2014. Earnings decreased due to the impacts of lower refining margins of about $200 million and higher refinery planned maintenance expense of about $130 million, partially offset by the impact of a weaker Canadian dollar of about $170 million, lower energy costs of $80 million and a 2015 gain of $17 million from the sale of assets.

Chemical net income was $135 million, up from $100 million in the same period in 2014, mainly as a result of strong polyethylene operations and margins.

For the first six months of 2015, net income effects from Corporate & Other were negative $11 million, versus negative $85 million in 2014, primarily due to changes in share-based compensation charges and the impact of the Alberta corporate income tax rate increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $377 million in the second quarter, versus $999 million in the corresponding period in 2014. Lower cash flow was mainly due to lower earnings and working capital effects.

Investing activities used net cash of $724 million in the second quarter, compared with $595 million in the same period of 2014. Additions to property, plant and equipment were $773 million in the second quarter, compared with $1,295 million during the same quarter in 2014. Expenditures during the quarter were primarily directed towards the completion of the upstream growth projects.

Cash from financing activities was $315 million in the second quarter, compared with cash used in financing activities of $335 million in the second quarter of 2014. Dividends paid in the second quarter of 2015 were $110 million, unchanged from the corresponding period in 2014. Per-share dividends paid in the second quarter were $0.13, unchanged from the same period of 2014.

The company’s cash balance was $28 million as at June 30, 2015 versus $171 million at the end of the second quarter of 2014.

Subsequent to the second quarter, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. Also, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $500 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is expected to be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the Corporation’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the six months ended June 30, 2015 does not differ materially from that discussed on page 22 in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015 except for the following:

Earnings sensitivity millions of dollars after tax
Five dollars (U.S.) per barrel change in crude oil prices	+ (-)	350
Eight cents decrease (increase) in the value of the Canadian dollar	+ (-)	720
versus the U.S. dollar

The sensitivity of net income to changes in crude oil prices decreased from the first quarter of 2015 by about $5 million (after tax) a year for each one U.S. dollar change. The decrease was primarily the result of higher royalty costs due to higher crude oil prices and higher taxes due to the increase in the Alberta corporate tax rate.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter of 2015 by about $10M (after tax) a year from each one-cent change, primarily due to the impact of higher U.S. dollar crude prices.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (a)(b)

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2015 (Apr 1 – Apr 30)	0	0	0	1,000,000
May 2015 (May 1 – May 31)	0	0	0	1,000,000
June 2015 (Jun 1 – Jun 30)	0	0	0	1,000,000

(a)	On June 23, 2014, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The program enabled the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2014 to June 24, 2015. The program ended on June 24, 2015.
(b)	On June 22, 2015, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2015 to June 24, 2016. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2016.

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
Date: August 4, 2015

(Signature)
Paul J. Masschelin
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

/s/ Cathryn Walker
Date: August 4, 2015

(Signature)
Cathryn Walker
Assistant Corporate Secretary