Form 10-Q
period 2015-09-30
IMPERIAL OIL LTD
filed 2015-11-04
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.    YES  ☒    NO  ☐

The registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

The registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

The registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒

The number of common shares outstanding, as of September 30, 2015, was 847,599,011.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2015	2014	2015	2014

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	7,111	9,641	20,553	28,237
Investment and other income (note 3)	44	17	106	696

TOTAL REVENUES AND OTHER INCOME	7,155	9,658	20,659	28,933

EXPENSES
Exploration	19	14	52	52
Purchases of crude oil and products (c)	4,053	6,100	11,653	17,677
Production and manufacturing (d)	1,351	1,358	4,105	4,224
Selling and general	267	254	803	825
Federal excise tax (a)	416	412	1,180	1,165
Depreciation and depletion	400	276	1,052	836
Financing costs (note 5)	12	(1)	20	3

TOTAL EXPENSES	6,518	8,413	18,865	24,782

INCOME BEFORE INCOME TAXES	637	1,245	1,794	4,151
INCOME TAXES	158	309	774	1,037

NET INCOME	479	936	1,020	3,114

PER SHARE INFORMATION (Canadian dollars)
Net income per common share - basic (note 8)	0.56	1.10	1.20	3.67
Net income per common share - diluted (note 8)	0.56	1.10	1.20	3.66
Dividends per common share	0.14	0.13	0.40	0.39

(a) Federal excise tax included in operating revenues	416	412	1,180	1,165
(b) Amounts from related parties included in operating revenues	944	1,201	2,599	2,759
(c) Amounts to related parties included in purchases of crude oil and products	867	1,111	2,520	2,939
(d) Amounts to related parties included in production and manufacturing expenses	106	93	333	268

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2015	2014	2015	2014

Net income	479	936	1,020	3,114

Other comprehensive income, net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	—	—	(176)	(38)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	42	34	126	109

Total other comprehensive income/(loss)	42	34	(50)	71

Comprehensive income	521	970	970	3,185

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2015	2014

ASSETS
Current assets
Cash	366	215
Accounts receivable, less estimated doubtful accounts (a)	1,702	1,539
Inventories of crude oil and products	1,223	1,121
Materials, supplies and prepaid expenses	506	380
Deferred income tax assets	316	314

Total current assets	4,113	3,569

Long-term receivables, investments and other long-term assets	1,484	1,406

Property, plant and equipment,	53,615	50,911
less accumulated depreciation and depletion	(16,050)	(15,337)

Property, plant and equipment, net	37,565	35,574

Goodwill	224	224
Other intangible assets, net	66	57

TOTAL ASSETS	43,452	40,830

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,953	1,978
Accounts payable and accrued liabilities (a) (note 7)	3,393	3,969
Income taxes payable	424	34

Total current liabilities	5,770	5,981

Long-term debt (c) (note 6)	6,473	4,913
Other long-term obligations (d) (note 7)	3,900	3,565
Deferred income tax liabilities	4,148	3,841

TOTAL LIABILITIES	20,291	18,300

SHAREHOLDERS’ EQUITY
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	23,704	23,023
Accumulated other comprehensive income (note 9)	(2,109)	(2,059)

TOTAL SHAREHOLDERS’ EQUITY	23,161	22,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	43,452	40,830

(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $107 million (2014 - accounts payable and accrued liabilities included amounts payable to related parties of $174 million)
(b)	Notes and loans payable included amounts to related parties of $75 million (2014 - $75 million)
(c)	Long-term debt included amounts to related parties of $5,852 million (2014 - $4,746 million)
(d)	Other long-term obligations include amounts to related parties of $231 million (2014 - $96 million)
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2014 - 1,100 million and 848 million, respectively)

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited)

inflow/(outflow)

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2015	2014	2015	2014

OPERATING ACTIVITIES
Net income	479	936	1,020	3,114
Adjustments for non-cash items:
Depreciation and depletion	400	276	1,052	836
(Gain)/loss on asset sales (note 3)	(29)	(4)	(80)	(664)
Deferred income taxes and other	86	185	358	411
Changes in operating assets and liabilities:
Accounts receivable	403	104	(163)	(217)
Inventories, materials, supplies and prepaid expenses	(65)	42	(228)	(131)
Income taxes payable	58	(12)	390	(29)
Accounts payable and accrued liabilities	(271)	(216)	(634)	(20)
All other items - net (a)	43	(81)	47	14

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	1,104	1,230	1,762	3,314

INVESTING ACTIVITIES
Additions to property, plant and equipment	(647)	(1,351)	(2,431)	(3,852)
Proceeds from asset sales (note 3)	28	7	118	814
Additional investments	—	(35)	(32)	(79)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(619)	(1,379)	(2,345)	(3,117)

FINANCING ACTIVITIES
Short-term debt - net	(30)	135	(29)	(88)
Long-term debt issued	—	—	1,106	—
Reduction in capitalized lease obligations	(7)	(3)	(13)	(7)
Dividends paid	(110)	(111)	(330)	(331)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(147)	21	734	(426)

INCREASE (DECREASE) IN CASH	338	(128)	151	(229)
CASH AT BEGINNING OF PERIOD	28	171	215	272

CASH AT END OF PERIOD (b)	366	43	366	43

(a) Included contribution to registered pension plans	(46)	(95)	(178)	(267)
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased

NON-CASH TRANSACTIONS

A capital lease of approximately $480 million was not included in “Additions to property, plant and equipment” or “Long-term debt issued” lines on the Consolidated Statement of Cash Flows.

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

The results for the nine months ended September 30, 2015, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of dollars	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	1,467	2,365	5,344	6,912	300	364
Intersegment sales	610	1,077	239	318	60	93
Investment and other income	4	2	40	14	—	—

	2,081	3,444	5,623	7,244	360	457

EXPENSES
Exploration	19	14	—	—	—	—
Purchases of crude oil and products	879	1,590	3,906	5,701	176	296
Production and manufacturing	923	917	377	389	51	52
Selling and general	1	(1)	256	234	23	17
Federal excise tax	—	—	416	412	—	—
Depreciation and depletion	333	219	61	52	3	3
Financing costs	2	(1)	—	—	—	—

TOTAL EXPENSES	2,157	2,738	5,016	6,788	253	368

INCOME BEFORE INCOME TAXES	(76)	706	607	456	107	89
INCOME TAXES	(24)	174	153	113	29	23

NET INCOME	(52)	532	454	343	78	66

Cash flows from (used in) operating activities	696	1,072	313	114	109	77
CAPEX (b)	1,050	1,280	55	127	17	7

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of dollars	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	—	—	—	—	7,111	9,641
Intersegment sales	—	—	(909)	(1,488)	—	—
Investment and other income	—	1	—	—	44	17

	—	1	(909)	(1,488)	7,155	9,658

EXPENSES
Exploration	—	—	—	—	19	14
Purchases of crude oil and products	—	—	(908)	(1,487)	4,053	6,100
Production and manufacturing	—	—	—	—	1,351	1,358
Selling and general	(12)	5	(1)	(1)	267	254
Federal excise tax	—	—	—	—	416	412
Depreciation and depletion	3	2	—	—	400	276
Financing costs	10	—	—	—	12	(1)

TOTAL EXPENSES	1	7	(909)	(1,488)	6,518	8,413

INCOME BEFORE INCOME TAXES	(1)	(6)	—	—	637	1,245
INCOME TAXES	—	(1)	—	—	158	309

NET INCOME	(1)	(5)	—	—	479	936

Cash flows from (used in) operating activities	(14)	(33)	—	—	1,104	1,230
CAPEX (b)	20	20	—	—	1,142	1,434

(a)	Included export sales to the United States of $1,168 million (2014 - $2,092 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition

IMPERIAL OIL LIMITED

Nine Months to September 30 millions of dollars	Upstream		Downstream		Chemical
	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	4,462	6,671	15,191	20,458	900	1,108
Intersegment sales	1,926	3,188	763	1,118	182	310
Investment and other income	22	658	83	34	—	—

	6,410	10,517	16,037	21,610	1,082	1,418

EXPENSES
Exploration	52	52	—	—	—	—
Purchases of crude oil and products	2,787	4,425	11,172	16,898	563	966
Production and manufacturing	2,826	2,933	1,125	1,125	154	166
Selling and general	—	2	720	658	65	53
Federal excise tax	—	—	1,180	1,165	—	—
Depreciation and depletion	865	657	169	162	8	9
Financing costs	5	3	—	—	—	—

TOTAL EXPENSES	6,535	8,072	14,366	20,008	790	1,194

INCOME BEFORE INCOME TAXES	(125)	2,445	1,671	1,602	292	224
INCOME TAXES	290	604	437	405	79	58

NET INCOME	(415)	1,841	1,234	1,197	213	166

Cash flows from (used in) operating activities	181	2,062	1,368	1,074	269	154
CAPEX (b)	2,644	3,680	276	310	33	15
Total assets as at September 30	36,817	33,799	5,645	6,027	386	381

Nine Months to September 30 millions of dollars	Corporate and Other		Eliminations		Consolidated
	2015	2014	2015	2014	2015	2014
REVENUES AND OTHER INCOME
Operating revenues (a)	—	—	—	—	20,553	28,237
Intersegment sales	—	—	(2,871)	(4,616)	—	—
Investment and other income	1	4	—	—	106	696

	1	4	(2,871)	(4,616)	20,659	28,933

EXPENSES
Exploration	—	—	—	—	52	52
Purchases of crude oil and products	—	—	(2,869)	(4,612)	11,653	17,677
Production and manufacturing	—	—	—	—	4,105	4,224
Selling and general	20	116	(2)	(4)	803	825
Federal excise tax	—	—	—	—	1,180	1,165
Depreciation and depletion	10	8	—	—	1,052	836
Financing costs	15	—	—	—	20	3

TOTAL EXPENSES	45	124	(2,871)	(4,616)	18,865	24,782

INCOME BEFORE INCOME TAXES	(44)	(120)	—	—	1,794	4,151
INCOME TAXES	(32)	(30)	—	—	774	1,037

NET INCOME	(12)	(90)	—	—	1,020	3,114

Cash flows from (used in) operating activities	(56)	24	—	—	1,762	3,314
CAPEX (b)	58	61	—	—	3,011	4,066
Total assets as at September 30	777	426	(173)	(391)	43,452	40,242

(a)	Included export sales to the United States of $3,331 million (2014 - $4,888 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2015	2014	2015	2014
Proceeds from asset sales	28	7	118	814
Book value of assets sold (a)	(1)	3	38	150

Gain/(loss) on asset sales, before tax	29	4	80	664

Gain/(loss) on asset sales, after tax	26	2	65	498

(a)	The third quarter ended September 2015 included a post close adjustment relating to conventional assets divested in 2014

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of dollars	2015	2014	2015	2014
Pension benefits:
Current service cost	56	37	158	114
Interest cost	77	82	231	241
Expected return on plan assets	(101)	(95)	(294)	(277)
Amortization of prior service cost	4	6	12	17
Amortization of actuarial loss	50	39	149	125

Net benefit cost	86	69	256	220

Other post-retirement benefits:
Current service cost	4	3	12	8
Interest cost	7	7	19	19
Amortization of actuarial loss	3	1	9	5

Net benefit cost	14	11	40	32

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

	Third Quarter		Nine Months to September 30
millions of dollars	2015	2014	2015	2014
Debt-related interest	30	20	73	61
Capitalized interest	(20)	(20)	(58)	(61)

Net interest expense	10	—	15	—
Other interest	2	(1)	5	3

Total financing costs	12	(1)	20	3

In the first quarter of 2015, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2016. The company has not drawn on the facility

6.	Long-term debt

millions of dollars	As at Sept 30 2015	As at Dec 31 2014
Long-term debt	5,852	4,746
Capital leases	621	167

Total long-term debt	6,473	4,913

In the nine months ended September 30, 2015, the company increased its long-term debt by $1,106 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to finance normal operations and capital projects

In July 2015, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. All terms and conditions of the agreement remained unchanged

In July 2015, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $480 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K

7.	Other long-term obligations

millions of dollars	As at Sept 30 2015	As at Dec 31 2014
Employee retirement benefits (a)	1,832	1,739
Asset retirement obligations and other environmental liabilities (b)	1,531	1,325
Share-based incentive compensation liabilities	170	154
Other obligations	367	347

Total other long-term obligations	3,900	3,565

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2014 - $58 million)
(b)	Total asset retirement obligations and other environmental liabilities also included $143 million in current liabilities (2014 - $143 million)

IMPERIAL OIL LIMITED

8.	Net income per share

			Nine Months
	Third Quarter		to September 30
	2015	2014	2015	2014
Net income per common share - basic
Net income (millions of dollars)	479	936	1,020	3,114
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Net income per common share (dollars)	0.56	1.10	1.20	3.67

Net income per common share - diluted
Net income (millions of dollars)	479	936	1,020	3,114
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Effect of share-based awards (millions of shares)	3.3	3.3	3.1	3.1

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.9	850.9	850.7	850.7
Net income per common share (dollars)	0.56	1.10	1.20	3.66

9.	Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2015	2014
Balance at January 1	(2,059)	(1,721)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(176)	(38)
Amounts reclassified from accumulated other comprehensive income	126	109

Balance at September 30	(2,109)	(1,650)

Amounts reclassified out of accumulated other comprehensive income - before-tax income/(expense):

			Nine Months
	Third Quarter		to September 30
millions of dollars	2015	2014	2015	2014
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(57)	(46)	(170)	(147)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4)

Income tax expense/(credit) for components of other comprehensive income:

	Third Quarter		Nine Months to September 30
millions of dollars	2015	2014	2015	2014
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	—	—	(61)	(13)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	15	12	44	38

	15	12	(17)	25

IMPERIAL OIL LIMITED

10.	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Third quarter 2015 vs. third quarter 2014

The company’s net income for the third quarter of 2015 was $479 million or $0.56 per share on a diluted basis compared with $936 million or $1.10 per share for the same period last year.

Upstream recorded a net loss in the third quarter of $52 million, compared to net income of $532 million in the same period of 2014. Earnings in the third quarter of 2015 reflected lower crude oil and gas realizations of about $1,250 million and higher depreciation expense of about $80 million. These factors were partially offset by higher Kearl and Cold Lake volumes of about $280 million, the favourable impact of a weaker Canadian dollar of about $270 million and lower royalties of about $230 million.

West Texas Intermediate (WTI), the main U.S. dollar benchmark crude for North America, decreased by 52 percent compared to the same quarter in 2014. The company’s average Canadian dollar realizations for synthetic crude oil and bitumen decreased about 40 and 56 percent in the third quarter of 2015 to $61.21 and $32.61 per barrel respectively, as the decline in the benchmark crude and increased light-heavy differentials were partially offset by the weaker Canadian dollar. The company’s average realizations on sales of natural gas of $1.75 per thousand cubic feet in the third quarter of 2015, were lower by $1.83 per thousand cubic feet, versus the same period in 2014.

Gross production of Cold Lake bitumen averaged 166,000 barrels per day in the third quarter, up from 149,000 barrels in the same period last year, primarily due to the continued ramp-up of Nabiye production.

Gross production of Kearl bitumen averaged 181,000 barrels per day in the third quarter (128,000 barrels Imperial’s share) up from 78,000 barrels per day (55,000 barrels Imperial’s share) during the third quarter of 2014, reflecting the strong start-up of the Kearl expansion project.

The company’s share of gross production from Syncrude averaged 59,000 barrels per day, compared to 61,000 barrels in the third quarter of 2014.

Gross production of conventional crude oil averaged 12,000 barrels per day in the third quarter, down from 16,000 barrels in the corresponding period in 2014. The lower production volume was primarily due to planned maintenance activity and natural reservoir decline.

Gross production of natural gas during the third quarter of 2015 was 116 million cubic feet per day, down from 149 million cubic feet in the same period last year.

Downstream net income was $454 million in the third quarter, $111 million higher than the third quarter of 2014. Earnings increased mainly due to the favourable impact of a weaker Canadian dollar of about $160 million, partially offset by higher refinery planned maintenance and operating costs, mainly associated with the Edmonton Rail Terminal, of about $70 million.

Chemical net income was $78 million in the third quarter, the highest quarterly earnings on record, up 18 percent from $66 million in the same quarter in 2014.

Net income effects from Corporate and Other were negative $1 million in the third quarter, compared to negative $5 million in the same period of 2014.

Nine months 2015 vs. nine months 2014

Net income in the first nine months of 2015 was $1,020 million, or $1.20 per share on a diluted basis and reflected a net charge, largely non-cash, of $320 million associated with the enacted Alberta corporate income tax rate increase, versus $3,114 million or $3.66 per share for the first nine months of 2014, which included a $478 million gain on the sale of conventional upstream producing assets.

Upstream recorded a net loss of $415 million for the first nine months of 2015, compared to net income of $1,841 million in the same period of 2014. Earnings in 2015 reflected lower crude oil and gas realizations of about $3,000 million, a net charge of $327 million associated with increased Alberta corporate income taxes and higher depreciation expense of about $130 million. Earnings in 2014 included a gain of $478 million from the divestment of conventional upstream producing assets. These factors were partially offset by the favourable impact of a weaker Canadian dollar of about $590 million, lower royalties of about $560 million, higher liquid volumes of about $490 million, primarily Kearl and Cold Lake, and lower energy costs of about $90 million.

WTI, the main U.S. dollar benchmark crude for North America, decreased by 49 percent compared to the same period in 2014. The company’s average Canadian dollar realizations for synthetic crude oil and bitumen decreased about 41 and 49 percent in the first nine months of 2015 to $63.03 and $36.48 per barrel respectively, as the decline in benchmark crude and increased light-heavy differentials were partially offset by the weaker Canadian dollar. The company’s average realizations on sales of natural gas of $2.44 per thousand cubic feet in 2015, were lower by $2.53 per thousand cubic feet, versus the same period in 2014.

Gross production of Cold Lake bitumen averaged 160,000 barrels per day in the first nine months, up from 145,000 barrels from the same period last year, primarily due to Nabiye production.

Gross production of Kearl bitumen averaged 136,000 barrels per day in the first nine months of 2015 (96,000 barrels Imperial’s share) up from 73,000 barrels per day (52,000 barrels Imperial’s share), reflecting early start-up of the Kearl expansion project and improved reliability of the initial development.

During the first nine months of 2015, the company’s share of gross production from Syncrude averaged 61,000 barrels per day, compared to 62,000 barrels from the same period of 2014.

Gross production of conventional crude oil averaged 14,000 barrels per day in the first nine months of 2015, compared to 18,000 barrels during the same period of 2014. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during the first nine months of 2015 was 132 million cubic feet per day, down from 171 million cubic feet in the same period last year, reflecting the impact of divested properties.

Downstream net income was $1,234 million, up $37 million in the same period of 2014. Earnings increased due to the favourable impact of a weaker Canadian dollar of about $360 million, higher fuels marketing margins and volumes of about $70 million, lower energy costs of $70 million and a 2015 gain of $17 million from the sale of assets. These factors were partially offset by the impacts of lower refining margins of about $280 million, higher refinery planned maintenance and operating costs, mainly associated with the Edmonton Rail Terminal, of about $220 million.

Chemical net income was $213 million for the first nine months of 2015, an increase of $47 million over the same period in 2014.

For the first nine months of 2015, net income effects from Corporate & Other were negative $12 million, compared to negative $90 million in 2014, primarily due to lower share-based compensation charges and the impact of the Alberta corporate income tax rate increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $1,104 million in the third quarter, versus $1,230 million in the corresponding period in 2014. Lower cash flow was due to lower earnings and was partially offset by favourable working capital effects.

Investing activities used net cash of $619 million in the third quarter, compared with $1,379 million in the same period of 2014, reflecting the decline in additions to property, plant and equipment to $647 million during the third quarter, compared with $1,351 million during the same quarter in 2014. Expenditures during the quarter were primarily in support of completion of upstream growth projects.

Cash used in financing activities was $147 million in the third quarter, compared with cash from financing activities of $21 million in the third quarter of 2014. Dividends paid in the third quarter of 2015 were $110 million. Per-share dividend paid in the third quarter was $0.13, consistent with the same period of 2014.

The company’s cash balance was $366 million as at September 30, 2015, versus $43 million at the end of the third quarter of 2014.

In July 2015, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. Also, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $480 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the company’s financial statements.

FORWARD-LOOKING STATEMENTS

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

Information about market risks for the nine months ended September 30, 2015 does not differ materially from that discussed on page 22 in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 except for the following:

Earnings sensitivity millions of dollars after tax
Four dollars (U.S.) per barrel change in crude oil prices	+ (-) 314

The sensitivity of net income to changes in crude oil prices increased from the second quarter of 2015 by about $9 million (after tax) a year for each one U.S. dollar change. The increase was primarily the result of lower royalty costs due to lower crude oil prices.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (a)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2015 (July 1 – July 31)	0	0	0	1,000,000
August 2015 (Aug 1 – Aug 31)	0	0	0	1,000,000
September 2015 (Sept 1 – Sept 30)	0	0	0	1,000,000

(a)	On June 22, 2015, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2015 to June 24, 2016. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2016.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED (Registrant)

Date: November 3, 2015	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: November 3, 2015	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary