Form 10-K
period 2015-12-31
IMPERIAL OIL LTD
filed 2016-02-24
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2015	Commission file number: 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

505 QUARRY PARK BOULEVARD S.E., CALGARY, AB, CANADA	T2C 5N1
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:

1-800-567-3776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

Yes .......No ✓

As of the last business day of the 2015 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $12,432,611,661 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 10, 2016, was 847,599,011.

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

dollars	2015	2014	2013	2012	2011
Rate at end of period	0.7226	0.8620	0.9401	1.0042	0.9835
Average rate during period	0.7748	0.9023	0.9665	1.0006	1.0144
High	0.8529	0.9423	1.0164	1.0299	1.0584
Low	0.7148	0.8588	0.9348	0.9600	0.9430

On February 10, 2016, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.7159 U.S. = $1.00 Canadian.

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Actual future financial and operating results, including demand growth and energy source mix; production growth and mix; project plans, dates, costs and capacities; production rates; production life and resource recoveries; cost savings; product sales; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors, such as changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products and resulting price impacts; availability and allocation of capital; currency exchange rates; political or regulatory events; project schedules; commercial negotiations; the receipt, in a timely manner, of regulatory and third-party approvals; unanticipated operational disruptions; unexpected technological developments; and other factors discussed in Item 1A of this annual report on Form 10-K and in the management’s discussion and analysis of financial condition and results of operations contained in Item 7. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, some that are similar to other oil and gas companies and some that are unique to Imperial. Imperial’s actual results may differ materially from those expressed or implied by its forward-looking statements and readers are cautioned not to place undue reliance on them. Imperial undertakes no obligation to update any forward-looking statements contained herein, except as required by applicable law.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

PART I

Item 1.	Business

Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the “CBCA”) by certificate of continuance dated April 24, 1978. The head and principal office of the company is located at 505 Quarry Park Boulevard S.E. Calgary, Alberta, Canada T2C 5N1. Exxon Mobil Corporation owns approximately 69.6 percent of the outstanding shares of the company. In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

The company is one of Canada’s largest integrated oil companies. It is active in all phases of the petroleum industry in Canada, including the exploration for, and production and sale of, crude oil and natural gas. In Canada, it is a major producer of crude oil, natural gas and the largest petroleum refiner and a leading marketer of petroleum products. It is also a major producer of petrochemicals.

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

Upstream

Disclosure of reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2015, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the Financial section, starting on page 28 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the United States Securities and Exchange Commission’s (SEC) definition of proved reserves, certain quantities of oil and natural gas could temporarily not qualify as proved reserves. Otherwise, no major discovery or other favourable or adverse event has occurred since December 31, 2015 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil- equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	23	283	581	3,063	3,714
Undeveloped	11	300	-	452	513
Total net proved	34	583	581	3,515	4,227
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well information such as flow rates and reservoir pressure declines. Furthermore, the company only records proved reserves for projects which have received significant funding commitments by management made toward the development of the reserves. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion of development projects, reservoir performance, regulatory approvals, royalty framework and significant changes in projections of long-term oil and gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the company’s capital spending and also impact our partners’ capacity to fund their share of joint projects.

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas, such as oil sands operations, could temporarily not qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to the company. It is not expected that any temporary changes in reported proved reserves under SEC definitions would affect the operation of the underlying projects or alter the outlook for future production volumes.

Technologies used in establishing proved reserves estimates

Imperial’s proved reserves in 2015 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Preparation of reserves estimates

Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with the SEC rules and regulations, review of annual changes in reserves estimates and the reporting of Imperial’s proved reserves. This group also maintains the official company reserves estimates for Imperial’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.

The reserves management group maintains a central database containing the official company reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.

The Operations Technical Subsurface Engineering Manager is a professional engineer registered in Alberta, Canada and has over 30 years of petroleum industry experience, including 22 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 47 persons with an average of 14 years of relevant technical experience in evaluating reserves, of whom 31 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 17 persons with an average of 14 years of relevant experience in evaluating and managing the evaluation of reserves. No independent qualified reserves evaluator or auditor was involved in the preparation of the company’s reserves data.

Proved undeveloped reserves

As at December 31, 2015, approximately 12 percent of the company’s proved reserves were proved undeveloped reserves reflecting volumes of 513 million oil-equivalent barrels. Nearly all of those undeveloped reserves are associated with the Cold Lake field. This compared to 1,704 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2014. Decreased proved undeveloped bitumen reserves in 2015 were largely due to the start-up of the Kearl expansion project, resulting in a transfer of proved undeveloped reserves to proved developed reserves.

The remaining proved undeveloped reserves are associated with ongoing drilling programs, mainly at Cold Lake. Proved undeveloped reserves that have remained undeveloped for five years or more are primarily associated with Cold Lake’s ongoing drilling program and were not material compared to the company’s total proved reserves.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $2.4 billion during the year to progress the development of reported proved undeveloped reserves, principally the Kearl expansion project.

Oil and gas production, production prices and production costs

Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 32 of this report for a narrative discussion on the material changes.

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2015 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2015	2014	2013
Bitumen:
Cold Lake:	- gross (b)	158	146	153
	- net (c)	139	114	127
Kearl:	- gross (b)	108	51	16
	- net (c)	106	47	15
Total Bitumen:	- gross (b)	266	197	169
	- net (c)	245	161	142
Synthetic oil (d):	- gross (b)	62	64	67
	- net (c)	58	60	65
Liquids:	- gross (b)	16	21	25
	- net (c)	15	16	20
Total:	- gross (b)	344	282	261
	- net (c)	318	237	227
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

Average daily production and production available for sale of natural gas

The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2015 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the Financial section entitled “Management’s discussion and analysis of financial condition and results of operations” on page 32 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2015	2014	2013
Gross production (b) (c)	130	168	201
Net production (c) (d) (e)	125	156	189
Net production available for sale (f)	94	124	152
(a)	Cubic feet per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(d)	Net production is gross production less the mineral owners’ or governments’ share or both.
(e)	Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2015	2014	2013
Total production oil-equivalent basis:
- gross (b)	366	310	295
- net (c)	339	263	259
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2015 were as follows.

dollars per barrel	2015	2014	2013
Bitumen	32.48	67.20	60.57
Synthetic oil	61.33	99.58	99.69
Liquids	30.62	67.82	75.61
dollars per thousand cubic feet
Natural gas	2.78	4.54	3.27

Unit sales prices decreased in 2015, primarily driven by the decline in the global crude oil and natural gas price environment.

Average unit production costs

dollars per barrel	2015	2014	2013
Bitumen	25.16	34.87	32.20
Synthetic oil	54.81	62.14	53.27
Total oil-equivalent basis (a)	30.60	41.02	35.93
(a)	Includes liquids, bitumen, synthetic oil and natural gas.

Bitumen unit production costs were lower in 2015, primarily driven by Kearl expansion project start-up and cost management.

Synthetic oil unit production costs were lower in 2015, primarily driven by cost management.

Synthetic oil production costs increased in 2014, primarily due to higher maintenance activities at Syncrude.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.

Wells Drilled

The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2015.

wells	2015	2014	2013
Net productive exploratory	-	-	1
Net dry exploratory	-	-	1
Net productive development	46	111	157
Net dry development	-	-	-
Total	46	111	159

In 2015, the following wells were drilled to add productive capacity: 41 development wells at Cold Lake, of which 36 development wells relate to the Cold Lake Nabiye expansion project and five net other wells.

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

Wells drilling

At December 31, 2015, the company was participating in the drilling of the following exploratory and development wells. All wells were located in Canada.

	2015
wells	Gross	Net
Total	6	3

Exploratory and development activities regarding oil and gas resources

Cold Lake

In February 2012, the Nabiye expansion at Cold Lake was sanctioned. Facilities start-up occurred throughout December 2014 followed by initial steam injection into the reservoir in January 2015. Bitumen production commenced February 2015.

To maintain production at Cold Lake, additional wells were drilled on existing phases in 2015.

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

In 2015, the company applied to the NEB and the Government of Northwest Territories (GNWT) for an extension of the pipeline and gathering system construction permits. The NEB and GNWT provided a nine month extension to the permits while they consider the extension request. No final investment decision has been made.

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

Other oil sands activity

The company filed a regulatory application for a new in-situ oil sands project at Aspen in December 2013, using steam-assisted gravity drainage (SAGD) technology to develop the project in three phases producing about 45,000 barrels per day before royalties, per phase.

In 2015, the company amended the regulatory application to develop the project using solvent-assisted, steam-assisted gravity drainage (SA-SAGD) technology. The technology significantly improves capital efficiency and lowers greenhouse gas intensity versus the existing SAGD technologies. The project is proposed to be executed in two phases producing about 75,000 barrels per day before royalties, per phase. Development timing is subject to regulatory approvals and market conditions. No final investment decision has been made.

Work continues on technical evaluations to support potential Cold Lake Grand Rapids, Corner and Clyden in-situ development regulatory applications.

The company also has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.

Liquefied natural gas (LNG) activity

WCC LNG Ltd., jointly owned by the company (20 percent) and ExxonMobil Canada Ltd. (80 percent), was granted an export licence in 2013 for up to 30 million tonnes of LNG per year for a period of 25 years. The project is proceeding through the pre-application phase in a B.C. environmental assessment process. No final investment decision has been made.

Exploratory and development activities regarding oil and gas resources extracted by mining methods

Kearl

Kearl is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, which is processed through extraction and froth treatment trains. The company holds a 70.96 percent participating interest in the joint venture and ExxonMobil Canada Properties holds the other 29.04 percent. The product, a blend of bitumen and diluent, is shipped to certain of the company’s refineries, Exxon Mobil Corporation refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation by pipeline and rail.

The Kearl expansion project was completed and started-up in the second quarter of 2015, adding an additional 110,000 barrels of bitumen per day before royalties, of which the company’s share is about 78,000 barrels per day.

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

Present activities

Review of principal ongoing activities

Cold Lake

Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is shipped to certain of the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.

During 2015, net production at Cold Lake was about 139,000 barrels per day and gross production was about 158,000 barrels per day.

The Province of Alberta, in its capacity as lessor of Cold Lake oil sands leases, is entitled to a royalty on production at Cold Lake. Royalties are subject to the oil sands royalty regulations and are based upon a sliding scale determined largely by the price of crude oil.

Kearl

During 2015, the company’s share of Kearl’s net bitumen production was about 106,000 barrels per day and gross production was about 108,000 barrels per day.

The Province of Alberta, in its capacity as lessor of Kearl oil sands leases, is entitled to a royalty on production at Kearl. Royalties are subject to the oil sands royalty regulations and are based upon a sliding scale determined largely by the price of crude oil.

Syncrude

Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. The company holds a 25 percent participating interest in the joint venture. The produced synthetic crude oil is shipped to certain of the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.

In 2015, the company’s share of Syncrude’s net production of synthetic crude oil was about 58,000 barrels per day and gross production was about 62,000 barrels per day.

Effective January 1, 2009, the Syncrude Crown Royalty Agreement was amended. Under the amended agreement, starting in 2010 and through 2015, Syncrude paid the existing Crown royalty rates plus an incremental royalty, the amount of which was subject to minimum production thresholds, before transitioning to the new generic royalty framework in 2016. Syncrude’s royalty is based on bitumen value with upgrading costs and revenues excluded from the calculation.

Conventional oil and gas

The Norman Wells oil field in the Northwest Territories is the company’s largest conventional oil producing asset. During 2015, average net production was about 10,000 barrels per day and gross production was about 11,000 barrels per day, currently accounting for about 70 percent of the company’s gross production of conventional crude oil.

Delivery commitments

The company has no material commitments to provide a fixed and determinable quantity of oil or gas under existing contracts and agreements.

Oil and gas properties, wells, operations, and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2015 and December 31, 2014, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year-ended December 31, 2015				Year-ended December 31, 2014
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,731	4,592	3,611	1,199	4,678	4,488	3,614	1,205
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interests owned by the company in gross wells, rounded to the nearest whole number.
(c)	Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2015, the company had an interest in 26 gross wells with multiple completions (2014 - 25 gross wells).

Land holdings

At December 31, 2015 and 2014, the company held the following oil and gas rights, and bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2015	2014	2015	2014	2015	2014
Western provinces:
Liquids and gas	- gross (a) (b)	1,400	1,449	1,016	1,053	2,416	2,502
	- net (b) (c)	686	705	528	541	1,214	1,246
Bitumen	- gross (a)	193	141	673	725	866	866
	- net (c)	181	130	319	370	500	500
Synthetic oil	- gross (a)	118	118	136	135	254	253
	- net (c)	29	29	34	34	63	63
Canada lands (d):
Liquids and gas	- gross (a)	4	4	2,274	2,274	2,278	2,278
	- net (c)	2	2	720	720	722	722
Atlantic offshore:
Liquids and gas	- gross (a)	65	65	288	288	353	353
	- net (c)	6	6	46	46	52	52
Total (e):	- gross (a) (b)	1,780	1,777	4,387	4,475	6,167	6,252
	- net (b) (c)	904	872	1,647	1,711	2,551	2,583
(a)	Gross acres include the interests of others.
(b)	2014 restated.
(c)	Net acres exclude the interests of others.
(d)	Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.
(e)	Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

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

The company holds interests in an additional 1,214,000 net acres of developed and undeveloped land in western Canada related to crude oil and natural gas.

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

Transportation

Imperial currently transports the company’s crude oil production and third party crude oil required to supply refineries by contracted pipelines, common carrier pipelines and rail. To mitigate uncertainty associated with the timing of industry pipeline projects and pipeline capacity constraints, the company has developed rail infrastructure. The Edmonton rail terminal commenced operation in the second quarter of 2015 and has capacity to ship up to 210,000 barrels per day of crude oil.

Refining

The company owns and operates three refineries, which process predominantly Canadian crude oil. The Strathcona refinery operates lubricating oil production facilities. In addition to crude oil, the company purchases finished products to supplement its refinery production.

In 2015, capital expenditures of about $84 million were made at the company’s refineries. Capital expenditures focused mainly on refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

The approximate average daily volumes of refinery throughput during the three years ended December 31, 2015, and the daily rated capacities of the refineries as at December 31, 2015 were as follows.

	Refinery throughput (a)			Rated capacities (b) at
	Year-ended December 31			December 31
thousands of barrels per day	2015	2014	2013	2015
Strathcona, Alberta	181	182	172	189
Sarnia, Ontario	103	109	105	119
Nanticoke, Ontario	102	103	99	113
Dartmouth, Nova Scotia (c)	n/a	n/a	50	n/a
Total	386	394	426	421
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)	Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013.

In 2015, refinery throughput was 92 percent of capacity, 2 percent lower than the previous year. The lower rate was primarily a result of planned maintenance.

In 2014, refinery throughput was 94 percent of capacity, 6 percent higher than the previous year. The higher rate was primarily a result of improved reliability and increased product sales.

Distribution

The company maintains a nationwide distribution system, to handle bulk and packaged petroleum products moving from refineries to market by pipeline, tanker, rail and road transport. The company owns and operates natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing

The company markets petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.

The company sells to the motoring public through Esso retail service stations. On average during the year, there were more than 1,700 retail service stations, of which about 470 were company-owned or leased, but none of which were company operated. The remaining approximately 1,250 Esso branded service stations operate under a branded wholesaler model. The company continues to improve its Esso retail service station network, providing customer services such as car washes and convenience stores, primarily at high volume sites in urban centres.

In January 2015, the company announced that it will evaluate its operating model for the company-owned retail stations. The company is evaluating ways of extending the branded wholesaler operating model to the remaining company-owned retail stations as part of Imperial’s Esso branded growth strategy.

Imperial sells petroleum products to large industrial and transportation customers, independent marketers, resellers as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded resellers.

The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the three years ended December 31, 2015, are set out in the following table.

thousands of barrels per day	2015	2014	2013
Gasolines	247	244	223
Heating, diesel and jet fuels	170	179	160
Heavy fuel oils	16	22	29
Lube oils and other products	45	40	42
Net petroleum product sales	478	485	454

Total Downstream capital expenditures were $340 million in 2015.

Chemical

The company’s Chemical operations manufacture and market ethylene, benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.

The company’s total sales volumes of petrochemicals during the three years ended December 31, 2015, were as follows.

thousands of tonnes	2015	2014	2013
Total sales of petrochemicals	945	953	940

Total Chemical capital expenditures were $52 million in 2015.

Research

In 2015, the company’s total gross research expenditures, before credits, were about $195 million, as compared with $175 million in 2014, and $199 million in 2013. Research expenditures are mainly for developing technologies to improve bitumen recovery, reduce costs, reduce the environmental impact of Upstream operations, supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s research worldwide.

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

Environmental protection

The company regards protecting the environment in connection with its various operations a priority. The company works in cooperation with government agencies, industry associations and communities to address existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $6.1 billion on environmental protection and facilities. In 2015, the company’s environmental capital and operating expenditures totalled approximately $1.2 billion, which was spent primarily on water and tailings treatment and emission reductions at company-owned facilities and Syncrude and remediation of idled facilities and operations. Capital and operating expenditures relating to environmental protection are expected to be about $0.9 billion in 2016.

Human resources

Career employees (a)	2015	2014	2013
Total	5,700	5,500	5,300
(a)	Rounded. Career employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the company and are covered by the company’s benefit plans.

The increase in career employees in 2015 is primarily associated with the company’s start-up of the Kearl expansion project. About 7 percent of the company’s employees are members of unions.

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

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on 2015 gas production rates.

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

Competition Act

The Competition Bureau ensures that Canadian businesses and consumers prosper in a competitive and innovative marketplace. The Competition Bureau is responsible for the administration and enforcement of the Competition Act (the Act). A merger transaction, whether or not notifiable, is subject to examination by the Commissioner of the Competition Bureau to determine whether the merger will have or is likely to have, the effect of preventing or lessening substantially, competition in a definable market. The assessment of the competitive effects of a merger is made with reference to the factors identified under the Act.

An Advance Ruling Certificate (ARC) may be issued by the Commissioner to a party or parties to a proposed merger transaction who want to be assured that the transaction will not give rise to proceedings under section 92 of the Act. Section 102 of the Act provides that an ARC may be issued when the Commissioner is satisfied that there would not be sufficient grounds on which to apply to the Competition Tribunal for an order against a proposed merger. The issuance of an ARC is discretionary. An ARC cannot be issued for a transaction that has been completed, nor does an ARC ensure approval of the transaction by any agency other than the Competition Bureau.

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

Volatility of oil and natural gas prices

The company’s results of operations and financial condition are dependent on the prices it receives for its oil and natural gas production. Crude oil and natural gas prices are determined by global and North American markets and are subject to changing supply and demand conditions. These can be influenced by a wide range of factors including economic conditions, international political developments and weather. Disruptions to pipelines linking production to markets may reduce the price for that production or lead to curtailment of production. In the past, crude oil and natural gas prices have been volatile, and the company expects that volatility to continue. Any material decline in oil or natural gas prices could have a material adverse effect on certain of the company’s operations (especially in the Upstream segment), financial condition, proved reserves and the amount spent to develop oil and natural gas reserves.

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

Environmental risks

All phases of the Upstream, Downstream and Chemical businesses are subject to environmental regulation pursuant to a variety of Canadian federal, provincial, territorial and municipal laws and regulations, as well as international conventions (collectively, “environmental legislation”).

Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with the company’s operations be operated, maintained, monitored, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the cessation of operations, imposition of fines and penalties and liability for clean-up costs and damages. The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental regulations or other laws (including, but not limited to, application of regulations related to air, water and biodiversity) may increase our cost of compliance or reduce or delay available business opportunities. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.

There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities, if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

Climate change

Due to concern over the risk of climate change, a number of provinces and the Government of Canada have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. These requirements could make our products more expensive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon sources such as natural gas. Current and pending greenhouse gas regulations may also increase our compliance and abatement costs. In 2015, the Alberta Government made changes to the Specified Gas Emitters Regulation (SGER) that will increase future costs.

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

Reserves replacement

The company’s future bitumen, synthetic oil, liquids and natural gas reserves and production, and therefore cash flows, are highly dependent upon the company’s success in exploiting its current reserve base and acquiring or discovering additional reserves. Without additions to the company’s reserves through exploration, acquisition or development activities, reserves and production will decline over time as reserves are depleted. To the extent cash flows from operations are insufficient to fund capital expenditures and external sources of capital become limited or unavailable, the company’s ability to make the necessary capital investments to maintain and expand oil and natural gas reserves will be impaired. In addition, the company may be unable to find and develop or acquire additional reserves to replace oil and natural gas production at acceptable costs.

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

Business risks also include the risk of cybersecurity breaches. If our systems for protecting against cybersecurity risks prove not to be sufficient, the company could be adversely affected such as by having its business systems compromised, its proprietary information altered, lost or stolen, or its business operations disrupted.

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

Reserve estimates

There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond the company’s control. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flow are based upon a number of factors and assumptions made as of the date on which the reserve estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation, including royalty frameworks, by governmental agencies and future commodity prices and operating costs, all of which may vary considerably from actual results. Actual production, revenues, taxes, and development, abandonment and operating expenditures with respect to reserves will likely vary from such estimates, and such variances could be material.

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

Management effectiveness

In addition to external economic and political factors, our future business results also depend on our ability to manage successfully those factors that are at least in part within our control. The extent to which Imperial manages these factors will impact our performance relative to competition. For projects in which the company is not the operator, Imperial depends on the management effectiveness of one or more co-venturers whom the company does not control.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Reference is made to Item 1 above.

Item 3.	Legal proceedings

Not applicable.

Item 4.	Mine safety disclosures

Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market information

The company’s common shares trade on the Toronto Stock Exchange and the NYSE MKT LLC, a subsidiary of NYSE Euronext. Reference is made to the “Quarterly financial and stock trading data” portion of the Financial section on page 82 of this report. The closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange was $41.38 as at February 10, 2016.

Dividends

The following table sets forth the frequency and amount of all cash dividends declared by the company on its outstanding common shares for the two most recent fiscal years.

	2015					2014
Dollars	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Declared dividend per share:	0.14	0.14	0.13	0.13	0.13	0.13	0.13	0.13

Information for security holders outside Canada

Cash dividends paid to shareholders resident in countries with which Canada has an income tax convention are usually subject to a Canadian non-resident withholding tax of 15 percent, but may vary from one tax convention to another.

The withholding tax is reduced to 5 percent on dividends paid to a corporation resident in the U.S. that owns at least 10 percent of the voting shares of the company.

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

As of February 10, 2016 there were 11,585 holders of record of common shares of the company.

Between October 1, 2015 and December 31, 2015, pursuant to the company’s restricted stock unit plan, 275 shares were issued to employees outside the U.S. in reliance on Regulation S under the Securities Act, and 650 shares were issued to a seconded employee in reliance on the section 4(a)(2) exemption under the Securities Act.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “IV. Company executives and executive compensation”:

●	Entitled “Performance graph” within the “Compensation discussion and analysis section” on page 133 of this report; and

●	Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis section”, on page 138 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 2015 (October 1 - October 31)	-	-	-	1,000,000
November 2015 (November 1 - November 30)	-	-	-	1,000,000
December 2015 (December 1 - December 31)	925	41.79	925	999,075
(a)	On June 22, 2015, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2015 to June 24, 2016. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2016.

Item 6.	Selected financial data

millions of dollars	2015	2014	2013	2012	2011
Operating revenues	26,756	36,231	32,722	31,053	30,474
Net income	1,122	3,785	2,828	3,766	3,371
Total assets at year-end	43,170	40,830	37,218	29,364	25,429
Long-term debt at year-end	6,564	4,913	4,444	1,175	843
Total debt at year-end	8,516	6,891	6,287	1,647	1,207
Other long-term obligations at year-end	3,597	3,565	3,091	3,983	3,876
dollars
Net income per share – basic	1.32	4.47	3.34	4.44	3.98
Net income per share – diluted	1.32	4.45	3.32	4.42	3.95
Dividends declared	0.54	0.52	0.49	0.48	0.44

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the Financial section, starting on page 32 of this report.

Item 7A.	Quantitative and qualitative disclosures aboutmarket risk

Reference is made to the section entitled “Market risks and other uncertainties” in the Financial section, starting on page 42 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the Financial section on page 28 of this report:

●	Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 23, 2016 beginning with the section entitled “Report of independent registered public accounting firm” on page 50 and continuing through note 17, “Other comprehensive income information” on page 77;

●	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 78; and

●	“Quarterly financial and stock trading data” (unaudited) on page 82.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 49 of this report for “Management’s report on internal control over financial reporting” and page 50 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2015.

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

The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Director information” on pages 84 to 92 of this report have been nominated for election at the annual meeting of shareholders to be held April 29, 2016. All of the nominees are directors and have been since the dates indicated.

Reference is made to the sections under “III. Board of directors”:

●	“Director information”, on pages 84 to 92 of this report;

●	The table entitled “Audit committee” under “Board and committee structure”, on page 99 of this report; and

●	“Other public company directorships”, on page 108 of this report.

Reference is made to the sections under “IV. Company executives and executive compensation”:

●	“Named executive officers of the company” and “Other executive officers of the company”, on pages 114 to 116 of this report.

Reference is made to the sections under “V. Other important information”:

●	“Largest shareholder”, on page 140 of this report; and

●	“Ethical business conduct”, starting on page 142 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “III. Board of directors”:

●	“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 106 of this report; and

●	“Directors’ compensation”, on pages 109 to 113 of this report.

Reference is made to the following sections under “IV. Company executives and executive compensation”:

●	“Letter to Shareholders from the executive resources committee on executive compensation”, starting on page 117 of this report; and

●	“Compensation discussion and analysis”, on pages 119 to 139 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “IV. Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis” section, on page 138 of this report.

Reference is made to the section under “V. Other important information” entitled “Largest shareholder”, on page 140 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. As of February 10, 2016, B.A. Babcock was the owner of 24,122 common shares of the company and held 112,000 restricted stock units of the company. B.P. Cahir held 16,200 restricted stock units of the company. W.J. Hartnett was the owner of 13,990 common shares of the company and held 89,675 restricted stock units of the company. B.G. Merkel was the owner of 7,071 common shares of the company and held 76,950 restricted stock units of the company.

The directors and the executive officers of the company, whose compensation for the year-ended December 31, 2015 is described in the sections under “III. Board of directors” starting on page 84 and “IV. Company executives and executive compensation” starting on page 114, consist of 18 persons, who, as a group, own beneficially 159,895 common shares of the company, being approximately 0.02 percent of the total number of outstanding shares of the company, and 468,849 shares of Exxon Mobil Corporation (including 412,500 restricted shares). This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group, the directors and executive officers of the company held restricted stock units to acquire 525,171 common shares of the company, as of February 10, 2016.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the Proxy information section, starting on page 83. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “V. Other important information” entitled “Transactions with Exxon Mobil Corporation”, on page 140 of this report.

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

Reference is made to the section under “V. Other important information” entitled “Auditor information”, on page 141 of this report.

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
0-12014)).

(21)

Imperial Oil Resources Limited, McColl-Frontenac Petroleum Inc. and Imperial Oil Resources Ventures Limited, all incorporated in Canada, are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2015.

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

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 23, 2016 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

By /s/ Richard M. Kruger
(Richard M. Kruger, Chairman, President
and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard M. Kruger (Richard M. Kruger)	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Beverley A. Babcock (Beverley A. Babcock)	Senior Vice-President, Finance and Administration, and Controller (Principal Financial Officer and Principal Accounting Officer)

/s/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/s/ Jack M. Mintz (Jack M. Mintz)	Director

/s/ David S. Sutherland (David S. Sutherland)	Director

/s/ D.G. (Jerry) Wascom (D.G. (Jerry) Wascom)	Director

/s/ Sheelagh D. Whittaker (Sheelagh D. Whittaker)	Director

/s/ Victor L. Young (Victor L. Young)	Director

Financial section

Financial summary (U.S. GAAP)

millions of dollars	2015	2014	2013	2012	2011
Operating revenues	26,756	36,231	32,722	31,053	30,474

Net income by segment:
Upstream	(704)	2,059	1,712	1,888	2,457
Downstream	1,586	1,594	1,052	1,772	884
Chemical	287	229	162	165	122
Corporate and Other	(47)	(97)	(98)	(59)	(92)
Net income	1,122	3,785	2,828	3,766	3,371

Cash and cash equivalents at year-end	203	215	272	482	1,202
Total assets at year-end	43,170	40,830	37,218	29,364	25,429

Long-term debt at year-end	6,564	4,913	4,444	1,175	843
Total debt at year-end	8,516	6,891	6,287	1,647	1,207
Other long-term obligations at year-end	3,597	3,565	3,091	3,983	3,876

Shareholders’ equity at year-end	23,425	22,530	19,524	16,377	13,321
Cash flow from operating activities	2,167	4,405	3,292	4,680	4,489

Per-share information (dollars)
Net income per share - basic	1.32	4.47	3.34	4.44	3.98
Net income per share - diluted	1.32	4.45	3.32	4.42	3.95
Dividends declared	0.54	0.52	0.49	0.48	0.44

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

millions of dollars	2015	2014	2013
Business uses: asset and liability perspective
Total assets	43,170	40,830	37,218
Less: total current liabilities excluding notes and loans payable	(3,441)	(4,003)	(5,245)
total long-term liabilities excluding long-term debt	(7,788)	(7,406)	(6,162)
Add: Imperial’s share of equity company debt	18	19	23
Total capital employed	31,959	29,440	25,834

Total company sources: debt and equity perspective
Notes and loans payable	1,952	1,978	1,843
Long-term debt	6,564	4,913	4,444
Shareholders’ equity	23,425	22,530	19,524
Add: Imperial’s share of equity company debt	18	19	23
Total capital employed	31,959	29,440	25,834

Return on average capital employed (ROCE)

ROCE is a financial performance ratio. From the perspective of the business segments, ROCE is annual business-segment net income divided by average business-segment capital employed (an average of the beginning and end-of-year amounts). Segment net income includes Imperial’s share of segment net income of equity companies, consistent with the definition used for capital employed, and excludes the cost of financing. The company’s total ROCE is net income excluding the after-tax cost of financing divided by total average capital employed. The company has consistently applied its ROCE definition for many years and views it as the best measure of historical capital productivity in a capital-intensive, long-term industry to both evaluate management’s performance and demonstrate to shareholders that capital has been used wisely over the long term. Additional measures, which are more cash flow based, are used to make investment decisions.

millions of dollars	2015	2014	2013
Net income	1,122	3,785	2,828
Financing costs (after tax), including Imperial’s share of equity companies	30	1	1
Net income excluding financing costs	1,152	3,786	2,829

Average capital employed	30,700	27,637	21,941
Return on average capital employed (percent) – corporate total	3.8	13.7	12.9

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

millions of dollars	2015	2014	2013
Cash from operating activities	2,167	4,405	3,292
Proceeds from asset sales	142	851	160
Total cash flow from operating activities and asset sales	2,309	5,256	3,452

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

Reconciliation of Operating Costs

millions of dollars	2015	2014	2013
From Imperial’s Consolidated Statement of Income
Total expenses	24,965	31,945	29,192
Less:
Purchases of crude oil and products	15,284	22,479	20,155
Federal excise tax	1,568	1,562	1,423
Financing costs	39	4	11
Subtotal	16,891	24,045	21,589
Imperial’s share of equity company expenses	40	39	37
Total operating costs	8,114	7,939	7,640

Components of Operating Costs

millions of dollars	2015	2014	2013
From Imperial’s Consolidated Statement of Income
Production and manufacturing	5,434	5,662	5,288
Selling and general	1,117	1,075	1,082
Depreciation and depletion	1,450	1,096	1,110
Exploration	73	67	123
Subtotal	8,074	7,900	7,603
Imperial’s share of equity company expenses	40	39	37
Total operating costs	8,114	7,939	7,640

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

Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s integrated business model, with significant investments in Upstream, Downstream and Chemical segments, reduces the company’s risk from changes in commodity prices. While commodity prices are volatile on a short-term basis depending upon supply and demand, Imperial’s investment decisions are based on its long-term business outlook, using a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives, in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Potential investment opportunities are tested over a wide range of economic scenarios to establish the resiliency of each opportunity. Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Business environment and risk assessment

Long-term business outlook

By 2040, the world’s population is projected to grow to approximately nine billion people, or about 1.8 billion more than in 2014. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year. As economies and population grow, and as living standards improve for billions of people, the need for energy will continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 25 percent from 2014 to 2040. This demand increase is expected to be concentrated in developing countries (i.e., those that are not member nations of the Organization for Economic Cooperation and Development).

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

Energy for transportation - including cars, trucks, ships, trains and airplanes - is expected to increase by about 30 percent from 2014 to 2040. The growth in transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels which are abundant, widely available, easy to transport, and provide a large quantity of energy in small volumes.

Demand for electricity around the world is likely to increase approximately 65 percent from 2014 to 2040, led by growth in developing countries. Consistent with this projection, power generation is expected to remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Today, coal-fired generation provides about 40 percent of the world’s electricity, however by 2040 coal-fired generation is likely to decline to about 30 percent, in part as a

Management’s discussion and analysis of financial condition and results of operations (continued)

result of policies to improve air quality, reduce greenhouse gas emissions and the risk of climate change. From 2014 to 2040, the amount of electricity generated using natural gas, nuclear power, and renewables are likely to double. By 2040, coal, natural gas and renewables are projected to be generating approximately the same share of electricity worldwide, although significant differences will exist across regions reflecting a wide range of factors including the cost and availability of energy types.

Liquid fuels provide the largest share of global energy supplies today due to their broad-based availability, affordability and ease of transportation, distribution and storage to meet consumer needs. By 2040, global demand for liquid fuels is expected to grow to approximately 112 million barrels of oil-equivalent per day, an increase of almost 20 percent from 2014. Globally, crude production from traditional conventional sources will likely decline slightly through 2040, with significant development activity mostly offsetting natural declines from these fields. However, this decline is expected to be more than offset by rising production from a wide variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids, and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel, suitable for a wide variety of applications, and is expected to be the fastest growing major fuel source from 2014 to 2040, meeting about 40 percent of energy demand growth. Global demand is expected to rise about 50 percent from 2014 to 2040, with about 45 percent of that increase in the Asia Pacific region. Helping meet these needs will be significant growth in supplies of unconventional gas - the natural gas found in shale and other rock formations that was once considered uneconomic to produce. In total, about 60 percent of the growth in natural gas supplies is expected to be from unconventional sources. However, it is expected conventionally-produced natural gas will remain the cornerstone of supply meeting about two-thirds of global demand in 2040.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas in the 2025 to 2030 timeframe. The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, as many nations expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to reach close to 15 percent of total energy by 2040, with biomass, hydro and geothermal contributing combined share of more than 10 percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 250 percent from 2014 to 2040, when they will be approaching 4 percent of world energy.

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas supply requirements worldwide over the period 2015 to 2040 will be about US$25 trillion (measured in 2014 dollars) or approximately US$1 trillion per year on average.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Upstream

Imperial produces crude oil and natural gas for sale predominantly into the North American markets. Imperial’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include capturing material and accretive opportunities to continually high-grade the resource portfolio, exercising a disciplined approach to investing and cost management, developing and applying high-impact technologies, pursuing productivity and efficiency gains, and growing profitable oil and gas production. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of employees and investment in the communities within which the company operates.

Imperial has a significant oil and gas resource base and a large inventory of potential projects. The company continues to evaluate opportunities to support the company’s long-term growth. With the relative maturity of conventional production in established producing areas, Imperial’s production is expected to come increasingly from oil sands and unconventional sources.

Prices for most of the company’s crude oil sold are referenced to West Texas Intermediate (WTI) oil markets, a common benchmark for mid-continent North American markets. In 2015, the average WTI crude oil price, in U.S. dollars, was lower versus 2014. The upstream industry environment has been challenged throughout 2015 with abundant crude oil supply causing commodity prices to decrease to levels not seen since 2004, while natural gas prices remained depressed. However, current market conditions are not necessarily indicative of future conditions. The markets for crude oil and natural gas have a history of significant price volatility. Imperial believes prices over the long term will continue to be driven by market supply and demand, with the demand side largely being a function of global economic growth. On the supply side, prices may be significantly impacted by political events, the actions of the Organization of Petroleum Exporting Countries (OPEC) and other large government resource owners, and other factors. To manage the risks associated with price, Imperial evaluates annual plans and all investments across a wide range of price scenarios. The company’s assessment is that its operations will exhibit strong performance over the long-term. This is the outcome of disciplined investment, cost management, asset enhancement programs and application of advanced technologies.

Downstream

Imperial’s Downstream serves predominantly Canadian markets with refining, logistics and marketing assets. Imperial’s Downstream business strategies guide the company’s activities. These strategies include targeting best-in-class operations in all aspects of the business, maximizing value from advanced technologies, capitalizing on integration across Imperial’s businesses, selectively investing for resilient and advantaged returns, operating efficiently and effectively, and providing valued products and services to customers.

Imperial owns and operates three refineries in Canada, with aggregate distillation capacity of 421,000 barrels per day. Imperial’s fuels marketing business includes retail operations across Canada serving customers through more than 1,700 Esso-branded retail service stations, as well as wholesale and industrial operations through a network of primary distribution terminals.

Growth in global demand, stimulated by lower prices for crude oil and transportation fuels, resulted in higher refinery utilization and margins outside of North America. Refineries in North America continue to benefit from lower raw material and energy costs due to the abundant supply of crude oil and natural gas.

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

Imperial’s long-term outlook is that the North American refining industry will remain intensely competitive. Additionally, as described in more detail in Item 1A Risk Factors, potential carbon policy and other climate-related regulations, as well as the continued growth in biofuels mandates, could have negative impacts on the refining business. Imperial’s integration across the value chain, from refining to marketing, enhances overall value in both fuels and lubricants businesses.

Management’s discussion and analysis of financial condition and results of operations (continued)

In the retail fuels marketing business, about 470 of the 1,700 Esso-branded retail site network are company-owned. The remainder operates under a branded wholesaler model whereby Imperial supplies fuels to independent third parties who own and operate retail sites in alignment with Esso brand standards. In January 2015, the company announced that it will evaluate its operating model for the company-owned retail stations. The company is evaluating ways of extending the branded wholesaler operating model to the remaining company-owned retail stations as part of Imperial’s Esso branded growth strategy.

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

Results of operations

Consolidated

millions of dollars	2015	2014	2013
Net income	1,122	3,785	2,828

2015

Net income in 2015 was $1,122 million, or $1.32 per share on a diluted basis, versus $3,785 million or $4.45 per share in 2014. Upstream recorded a net loss of $704 million, compared to a net income of $2,059 million in 2014. Downstream earnings decreased by $8 million and Chemical earnings increased by $58 million.

2014

Net income in 2014 was $3,785 million or $4.45 per share on a diluted basis, versus $2,828 million or $3.32 per share in 2013. Earnings improved in all operating segments in 2014 with Downstream earnings higher by $542 million, Upstream earnings by $347 million and Chemical earnings by $67 million.

Upstream

millions of dollars	2015	2014	2013
Net income	(704)	2,059	1,712

2015

Upstream recorded a net loss of $704 million in 2015, compared to net income of $2,059 million in the same period of 2014. Earnings in 2015 reflected lower crude oil and gas realizations of about $3,790 million, a net charge of $327 million associated with increased Alberta corporate income taxes, higher depreciation expense of about $180 million, lower liquids and gas volumes of about $80 million reflecting the impact of divested properties in the prior year and a net charge of about $60 million associated with the inventory carrying value. These factors were partially offset by the impact of a weaker Canadian dollar of about $770 million, the favourable impact of lower royalties of about $700 million, higher volumes from Kearl and Cold Lake of about $670 million and lower energy costs of about $140 million.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Average realizations

Canadian dollars	2015	2014	2013
Bitumen realizations (per barrel)	32.48	67.20	60.57
Synthetic oil realizations (per barrel)	61.33	99.58	99.69
Conventional crude oil realizations (per barrel)	36.58	76.03	82.41
Natural gas liquids realizations (per barrel)	14.70	49.11	39.26
Natural gas realizations (per thousand cubic feet)	2.78	4.54	3.27

2015

The average price for WTI, the main benchmark crude for North America, decreased by 47 percent compared to the same period in 2014. The company’s average Canadian dollar realizations for synthetic crude oil and bitumen decreased about 38 and 52 percent in 2015 to $61.33 and $32.48 per barrel respectively, as the decline in benchmark crude and increased light-heavy differentials were partially offset by the weaker Canadian dollar. The company’s average realizations on sales of natural gas of $2.78 per thousand cubic feet in 2015, were lower by $1.76 per thousand cubic feet, versus 2014.

2014

Prices for most of the company’s liquids production are based on WTI crude oil, a common benchmark for mid-continent North American oil markets. WTI was down about $5.14 per barrel in U.S. dollars, or about 5 percent in 2014, versus 2013. The company’s average bitumen realizations in Canadian dollars in 2014 were $67.20 per barrel versus $60.57 per barrel in 2013, with the lower WTI benchmark price more than offset by the effect of the weaker Canadian dollar and the narrower price spread between light crude oil and bitumen. The company’s average realizations from the sale of synthetic crude oil were largely unchanged from 2013, as the decrease in WTI crude oil benchmark price was essentially offset by the impact of a weaker Canadian dollar. The company’s average realizations on natural gas sales of $4.54 per thousand cubic feet in 2014 were higher by $1.27 per thousand cubic feet versus 2013.

Crude oil and NGLs - production and sales (a)

thousands of barrels per day	2015		2014		2013
	gross	net	gross	net	gross	net
Bitumen	266	245	197	161	169	142
Synthetic oil (b)	62	58	64	60	67	65
Conventional crude oil	15	14	18	14	21	17
Total crude oil production	343	317	279	235	257	224
NGLs available for sale	1	1	3	2	4	3
Total crude oil and NGL production	344	318	282	237	261	227
Bitumen sales, including diluent (c)	349		259		219
NGL sales	5		8		9

Natural gas - production and production available for sale (d)

millions of cubic feet per day	2015		2014		2013
	gross	net	gross	net	gross	net
Production (e) (f)	130	125	168	156	201	189
Production available for sale (g)		94		124		152
(a)	Barrels per day metric is calculated by dividing the volume for the period by the number of calendar days in the period. Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both. Net production excludes those shares.
(b)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.
(c)	Diluent is natural gas condensate or other light hydrocarbons added to bitumen to facilitate transportation to market by pipeline.
(d)	Cubic feet per day metric is calculated by dividing the volume for the period by the number of calendar days in the period.
(e)	Gross production of natural gas includes amounts used for internal consumption with the exception of the amounts re-injected.
(f)	Net production is gross production less the mineral owners’ or governments’ share or both. Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(g)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Management’s discussion and analysis of financial condition and results of operations (continued)

2015

Gross production of Cold Lake bitumen averaged 158,000 barrels per day in 2015, up from 146,000 barrels from the same period last year, with new production from Nabiye offsetting cycle timing of the base operations.

Gross production of Kearl bitumen averaged 152,000 barrels per day during 2015 (108,000 barrels Imperial’s share) up from 72,000 barrels per day (51,000 barrels Imperial’s share) in 2014, reflecting early start-up of the Kearl expansion project and improved reliability of the initial development.

During 2015, the company’s share of gross production from Syncrude averaged 62,000 barrels per day, compared to 64,000 barrels in 2014.

Gross production of conventional crude oil averaged 15,000 barrels per day during 2015, compared to 18,000 barrels in 2014. The lower production volume was primarily due to the impact of properties divested during the first half of 2014.

Gross production of natural gas during 2015 was 130 million cubic feet per day, down from 168 million cubic feet in the same period last year, reflecting the impact of divested properties and natural reservoir decline.

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

Downstream

millions of dollars	2015	2014	2013
Net income	1,586	1,594	1,052

2015

Downstream net income was $1,586 million, compared to $1,594 million in the same period of 2014. Earnings decreased due to the impact of lower refinery margins of about $590 million and higher operating costs of about $70 million mainly associated with the Edmonton rail terminal. These factors were partially offset by the favourable impact of a weaker Canadian dollar of about $390 million, higher fuels marketing margins and volumes of about $170 million, lower energy costs of about $80 million and a 2015 gain of $17 million from the sale of assets.

2014

Downstream net income was $1,594 million, up $542 million from 2013. Earnings from 2013 included a charge of $280 million associated with the conversion of the Dartmouth refinery to a fuels terminal. Earnings also increased due to the impacts of improved refinery reliability and accessing advantaged crudes of about $330 million, a weaker Canadian dollar of about $130 million and higher marketing margins and sales volumes totaling about $105 million. These factors were partially offset by lower refining margins of about $230 million.

Management’s discussion and analysis of financial condition and results of operations (continued)

Refinery utilization

thousands of barrels per day (a)	2015	2014	2013
Total refinery throughput (b)	386	394	426
Refinery capacity at December 31	421	421	421
Utilization of total refinery capacity (percent) (c)	92	94	88

Sales
thousands of barrels per day (a)	2015	2014	2013
Gasolines	247	244	223
Heating, diesel and jet fuels	170	179	160
Heavy fuel oils	16	22	29
Lube oils and other products	45	40	42
Net petroleum product sales	478	485	454
(a)	Volumes per day are calculated by dividing total volumes for the year by the number of calendar days in the year.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
(c)	Refinery operations at the Dartmouth refinery were discontinued on September 16, 2013. Capacity utilization is calculated based on the number of days the refineries were operated as a refinery in 2013.

2015

Total refinery throughput was 386,000 barrels per day. Refinery throughput was 92 percent of capacity in 2015, 2 percent lower than the previous year. The lower rate was primarily a result of planned maintenance. Total net petroleum sales decreased to 478,000 barrels per day, compared with 485,000 barrels in 2014.

2014

Total refinery throughput was 394,000 barrels per day. Refinery throughput was 94 percent of capacity in 2014, 6 percent higher than the previous year. The higher rate was primarily a result of improved refinery reliability and increased product sales. Total net petroleum sales increased to 485,000 barrels per day, 31,000 barrels higher than 2013.

Chemical

millions of dollars	2015	2014	2013
Net income	287	229	162

Sales

thousands of tonnes	2015	2014	2013
Polymers and basic chemicals	735	741	712
Intermediate and others	210	212	228
Total petrochemical sales	945	953	940

2015

Chemical net income was a record $287 million in 2015, an increase of $58 million over the same period in 2014, primarily due to the impact of a weaker Canadian dollar, lower feedstock costs and higher sales of polyethylene.

2014

Chemical net income was a record $229 million in 2014, up $67 million over 2013. Strong margins across all major product lines and the processing of cost-advantaged ethane feedstock from Marcellus shale gas beginning in the second quarter of 2014 contributed to these best-ever results.

Management’s discussion and analysis of financial condition and results of operations (continued)

Corporate and Other

millions of dollars	2015	2014	2013
Net income	(47)	(97)	(98)

2015

In 2015, net income effects from Corporate & Other were negative $47 million, compared to negative $97 million in 2014, primarily due to lower share-based compensation charges and the impact of the Alberta corporate income tax rate increase.

2014

For 2014, net income effects from Corporate and Other were negative $97 million, versus negative $98 million in 2013 primarily due to changes in share-based compensation charges.

Liquidity and capital resources

Sources and uses of cash

millions of dollars	2015	2014	2013
Cash provided by/(used in)
Operating activities	2,167	4,405	3,292
Investing activities	(2,884)	(4,562)	(7,735)
Financing activities	705	100	4,233
Increase/(decrease) in cash and cash equivalents	(12)	(57)	(210)

Cash and cash equivalents at end of year	203	215	272

Investments in 2015 were primarily funded by internally generated cash flow and proceeds from asset sales, supplemented by the issuance of long-term debt. Cash that may be temporarily available as surplus to the company’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure that it is secure and readily available to meet the company’s cash requirements and to optimize returns.

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

An independent actuarial valuation of the company’s registered retirement benefit plans was completed as at December 31, 2013. As a result of the valuation, the company contributed $225 million to the registered retirement benefit plans in 2015. The next required independent actuarial valuation will be as at December 31, 2016 and the company will continue to contribute within the requirements of pension regulations. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2015

Cash flow generated from operating activities was $2,167 million, compared with $4,405 million in 2014. Lower cash flow was due to lower earnings.

Management’s discussion and analysis of financial condition and results of operations (continued)

2014

Cash flow generated from operating activities was $4,405 million, compared with $3,292 million in 2013. Higher cash flow was primarily due to higher net income.

Cash flow used in investing activities

2015

Cash used in investing activities of $2,884 million, compared with $4,562 million in 2014, mainly reflecting the decline in additions to property, plant and equipment.

2014

Investing activities used net cash of $4,562 million in 2014, compared to $7,735 million in 2013. Additions to property, plant and equipment and additional investments totaled $5,413 million, compared with $7,899 million in 2013, which included acquisitions of $1,602 million. Proceeds from asset sales were $851 million compared with $160 million in 2013.

Cash flow from financing activities

2015

Cash provided by financing activities was $705 million, compared with $100 million in 2014.

The company drew on existing loan facilities of $1,206 million.

At the end of 2015, total debt outstanding was $8,516 million, compared with $6,891 million at the end of 2014.

In March 2015, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2016. The company has not drawn on the facility.

In July 2015, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. All terms and conditions of the agreement remained unchanged.

In August 2015, the company extended the maturity date of its existing $500 million long-term bank credit facility to August 2017. The company has not drawn on the facility.

Cash dividends of $449 million were paid in 2015 compared with $441 million in 2014. Per-share dividends paid in 2015 totaled $0.53, up from $0.52 in 2014.

Subsequent to December 31, 2015 and up to February 10, 2016, the company increased its total debt by $328 million by drawing on an existing facility. The increased debt was used to supplement normal operations and capital projects.

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

Cash dividends of $441 million were paid in 2014 compared with $407 million in 2013. Per-share dividends paid in 2014 totaled $0.52, up from $0.48 in 2013.

Management’s discussion and analysis of financial condition and results of operations (continued)

Financial percentages and ratios

	2015	2014	2013
Total debt as a percentage of capital (a)	27	23	24
Interest coverage ratio – earnings basis (b)	20	61	55
(a)	Current and long-term debt (page 53) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 53).
(b)	Net income (page 51), debt-related interest before capitalization, including the company’s share of equity company interest, and income taxes (page 51), divided by debt-related interest before capitalization, including the company’s share of equity company interest.

Debt represented 27 percent of the company’s capital structure at the end of 2015.

Debt-related interest incurred in 2015, before capitalization of interest, was $102 million, compared with $82 million in 2014. The average effective interest rate on the company’s debt was 1.3 percent in 2015, compared with 1.3 percent in 2014.

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

Commitments

The following table shows the company’s commitments outstanding at December 31, 2015. It combines data from the consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

	Financial	Payment due by period
millions of dollars	statement note reference	2016	2017 to 2020	2021 and beyond	Total amount
Long-term debt (a)	Note 14	-	6,050	514	6,564
- Due in one year		28	-	-	28
Operating leases (b)	Note 13	185	237	33	455
Unconditional purchase obligations (c)	Note 9	100	382	154	636
Firm capital commitments (d)		588	130	-	718
Pension and other post-retirement obligations (e)	Note 4	225	260	1,044	1,529
Asset retirement obligations (f)	Note 5	67	614	890	1,571
Other long-term purchase agreements (g)		697	2,571	7,905	11,173
(a)	Long-term debt includes a long-term loan from an affiliated company of ExxonMobil of $5,952 million and capital lease obligations of $640 million, $28 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.
(b)	Minimum commitments for operating leases, shown on an undiscounted basis, primarily cover office buildings, rail cars and service stations.
(c)	Unconditional purchase obligations are those long-term commitments that are non-cancelable or cancelable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. They mainly pertain to pipeline throughput agreements.
(d)	Firm capital commitments related to capital projects, shown on an undiscounted basis. The largest commitments outstanding at year-end 2015 were $381 million associated with the company’s share of the Kearl project.
(e)	The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other post-retirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2016 and estimated benefit payments for unfunded plans in all years.
(f)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(g)	Other long-term purchase agreements are non-cancelable, long-term commitments other than unconditional purchase obligations. They include primarily raw material supply and transportation services agreements.

Management’s discussion and analysis of financial condition and results of operations (continued)

Unrecognized tax benefits totaling $132 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 3 to the financial statements on page 62.

Litigation and other contingencies

As discussed in note 9 to the consolidated financial statements on page 71, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Capital and exploration expenditures

millions of dollars	2015	2014
Upstream (a)	3,135	4,974
Downstream	340	572
Chemical	52	26
Other	68	82
Total	3,595	5,654
(a)	Exploration expenses included.

Total capital and exploration expenditures were $3,595 million in 2015, a decrease of $2,059 million from 2014.

For the Upstream segment, capital expenditures were $3,135 million, compared with $4,974 million in 2014. Investments were primarily in support of completion of upstream growth projects.

The Nabiye expansion project at Cold Lake and the Kearl expansion project were completed in 2015, with production commencing at Nabiye in the first quarter and Kearl in the second quarter of 2015.

Planned capital and exploration expenditures in the Upstream segment are forecast at about $1.2 billion for 2016. Investments are mainly planned for sustaining activity.

For the Downstream segment, capital expenditures were $340 million in 2015, compared with $572 million in 2014. In 2015, Downstream capital expenditures included capitalized leases, investment in the Edmonton rail terminal, railcar acquisitions, refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance, and continued upgrades to the retail network.

Planned capital expenditures for the Downstream segment in 2016 are $300 million and focus on improving refinery reliability and environmental and safety performance, as well as continuing upgrades to the retail network.

Total capital and exploration expenditures for the company in 2016 are expected to be about $1.8 billion. Actual spending could vary depending on the progress of individual projects.

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

Earnings sensitivities (a)

millions of dollars, after tax
Three dollars (U.S.) per barrel change in crude oil prices	+	(-)	270
Twenty-five cents per thousand cubic feet change in natural gas prices	+	(-)	15
One dollar (U.S.) per barrel change in sales margins for total petroleum products	+	(-)	180
One cent (U.S.) per pound change in sales margins for polyethylene	+	(-)	8
One-quarter percent decrease (increase) in short-term interest rates	+	(-)	14
Seven cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+	(-)	505
(a)	The amount quoted to illustrate the impact of each sensitivity represents a change of about 10 percent in the value of the commodity or rate in question at the end of 2015. Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. While these sensitivities are applicable under current conditions, they may not apply proportionately to larger fluctuations.

The sensitivity of net income to changes in crude oil prices increased from 2014 year-end by about $20 million (after tax) a year for each one U.S. dollar per barrel change. The increase was primarily the effect of a decrease in the value of the Canadian dollar at 2015 year-end, higher production volumes and lower royalty costs due to lower crude oil prices.

The sensitivity of net income to changes in sales margins for total petroleum products increased from 2014 year-end by about $30 million (after tax) a year for each one U.S. dollar per barrel change. The increase was primarily the effect of a decrease in the value of the Canadian dollar increasing the impact of U.S. dollar denominated crude oil and petroleum products prices on the company’s revenues and earnings.

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from 2014 year-end by about $7 million (after tax) a year for each one-cent change. The increase was primarily the result of higher production volumes and the higher impact of a one-cent change at lower exchange rates.

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. About 66 percent of the company’s intersegment sales are crude oil produced by the Upstream and sold to the Downstream. Other intersegment sales include those between refineries and the chemical plant related to raw materials, feedstocks and finished products.

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term, due to global economic conditions, political events, decisions of OPEC and other major government resource owners and other factors, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the company evaluates the viability of all of its investments over a broad range of prices. The company’s assessment is that its operations will continue to be successful over the long term in a variety of market conditions. This is the outcome of disciplined investment and asset management programs. The company will continue to closely monitor and respond to market conditions, rigorously examining operating costs and capital investments to maximize value in whatever business environment the company operates.

The company has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that all assets are contributing to the company’s strategic objectives. The result is an efficient capital base, and the company has seldom had to write-down the carrying value of assets, even during periods of low commodity prices.

Management’s discussion and analysis of financial condition and results of operations (continued)

Industry bitumen production may be subject to limits on transportation capacity to markets. A significant portion of the company’s Upstream production is bitumen. To mitigate uncertainty associated with the timing of industry pipeline projects and pipeline capacity constraints, the company has developed rail infrastructure.

The demand for crude oil, natural gas, petroleum products and petrochemical products correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s financial results. In challenging economic times, the company follows the proven approach to continue to focus on the business elements within its control and take a long-term view of development.

To help reduce the risks of dependence on potentially limited supply sources in established, mature conventional producing areas, the company’s production is expected to come increasingly from oil sands and unconventional sources. Technology improvements have played and will continue to play an important role in the economics and the environmental performance of the current and future developments of these unconventional sources.

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency rates. In 2015, Downstream earnings of $1,586 million, and Chemical earnings of $287 million highlighted the strength of the company’s value chain integration. The company’s financial strength and debt capacity give it the opportunity to advance business plans in the pursuit of maximizing shareholder value in the full range of market conditions. Also, the company progresses large capital projects in a phased manner so that adjustments can be made when significant changes in market conditions occur. As a result, the company does not make use of derivative instruments to mitigate the impact of such changes. The company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. Although the company does not engage in speculative derivative activities or derivative trading activities it maintains a system of controls that includes a policy covering the authorization, reporting and monitoring of derivative activity.

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

Oil and gas reserves include both proved and unproved reserves. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that, together with proved reserves, are as likely as not to be recovered.

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

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in prices and year-end costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment/facility capacity.

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas, such as oil sands operations, could temporarily not qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to the company. It is not expected that any temporary changes in reported proved reserves under SEC definitions would affect the operation of the underlying projects or alter the outlook for future production volumes.

Impact of oil and gas reserves on depreciation

The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of upstream assets. It is the ratio of actual volumes produced to total proved reserves or proved developed reserves (those reserves recoverable through existing wells with existing equipment and operating methods) applied to the asset cost. In the event that the unit-of-production method does not result in an equitable allocation of cost over the economic life of an upstream asset, an alternative such as the straight-line method is used. The volumes produced and asset cost are known and, while proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. While the revisions the company has made in the past are an indicator of variability, they have had little impact on the unit-of-production rates of depreciation.

Management’s discussion and analysis of financial condition and results of operations (continued)

Impact of oil and gas reserves and prices and margins on testing for impairment

The company performs impairment assessments whenever events or circumstances indicate that the carrying amounts of its long-lived assets (or group of assets) may not be recoverable through future operations or disposition. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for this assessment.

Potential trigger events for impairment evaluation include:

●	A significant decrease in the market price of a long-lived asset;
●	A significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in current and projected reserve volumes;
●	A significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;
●	An accumulation of project costs significantly in excess of the amount originally expected;
●	A current-period operating loss combined with a history and forecast of operating or cash flow losses; and
●	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The company performs asset valuation analyses on an ongoing basis as a part of its asset management program. These analyses and other profitability reviews assist the company in assessing whether the carrying amounts of any of its assets may not be recoverable.

In general, the company does not view temporarily low prices or margins as a trigger event for conducting impairment tests. The markets for crude oil, natural gas and petroleum products have a history of significant price volatility. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. On the supply side, industry production from mature fields is declining, but this is being offset by production from new discoveries and field developments. OPEC production policies also have an impact on world oil supplies. The demand side is largely a function of global economic growth. The relative growth/decline in supply versus demand will determine industry prices over the long term, and these cannot be accurately predicted.

If there is a trigger event, the company estimates the future undiscounted cash flows of the affected properties, throughput or sales to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using estimates for future crude oil and natural gas commodity prices, refining and chemical margins, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles, throughput or sales. These evaluations make use of the company’s price, margin, volume, and cost assumptions developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. Where unproved reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation.

An asset group would be impaired if its undiscounted cash flows were less than the asset’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value.

In light of continued weakness in the upstream industry environment in late 2015, the company undertook an effort to assess its major long-lived assets most at risk for potential impairment. The results of this assessment confirm the absence of a trigger event and indicate that the future undiscounted cash flows associated with these assets substantially exceed the carrying value of the assets. The assessment reflects crude and natural gas prices that are generally consistent with the long-term price forecasts published by third-party industry experts. Critical to the long-term recoverability of certain assets is the assumption that either by supply and demand changes, or due to general inflation, prices will rise in the future. Should increases in long-term prices not materialize, certain of the company’s assets will be at risk for impairment. Due to the inherent difficulty in predicting future commodity prices, and the relationship between industry prices and costs, it is not practicable to reasonably estimate a range of potential future impairments related to the company’s long-lived assets.

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

Supplemental information regarding oil and gas results of operations, capitalized costs and reserves is provided following the notes to consolidated financial statements. Future prices used for any impairment tests will vary from the ones used in the supplemental oil and gas disclosure and could be lower or higher for any given year.

Inventories

Crude oil, products and merchandise inventories are carried at the lower of current market value or cost (generally determined under the last-in, first-out method – LIFO). If crude oil and petroleum product prices continue in the range seen in early 2016, the company could be subject to a lower of cost or market inventory valuation adjustment.

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 5.75 percent used in 2015 compares to actual returns of 6.60 percent and 8.30 percent achieved over the last 10- and 20-year periods ending December 31, 2015. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 4 to the consolidated financial statements on page 63. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented about 2 percent of total expenses in 2015.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2015, the obligations were discounted at 6 percent and the accretion expense was $84 million, before tax, which was significantly less than 1 percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Management’s discussion and analysis of financial condition and results of operations (continued)

Suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end are disclosed in note 15 to the consolidated financial statements on page 75.

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018.

“Operating Revenue” on the Consolidated statement of income includes sales and excise taxes on sales transactions. When the company adopts the standard, revenue will exclude sales-based taxes collected on behalf of third parties. This change in reporting will not impact earnings. Imperial continues to evaluate other areas of the standard and its effect on the company’s financial statements.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

/s/ Richard M. Kruger

R.M. Kruger

Chairman, president and

chief executive officer

/s/ Beverley A. Babcock

B.A. Babcock

Senior vice-president,

finance and administration, and controller

(Principal accounting officer and principal financial officer)

February 23, 2016

Report of independent registered public accounting firm

To the Shareholders of Imperial Oil Limited

We have audited the accompanying consolidated balance sheet of Imperial Oil Limited as of December 31, 2015 and December 31, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. In addition, we have audited Imperial Oil Limited’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and on the company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imperial Oil Limited as of December 31, 2015 and December 31, 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Imperial Oil Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Alberta, Canada

February 23, 2016

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2015	2014	2013
Revenues and other income
Operating revenues (a) (b)	26,756	36,231	32,722
Investment and other income (note 8)	132	735	207
Total revenues and other income	26,888	36,966	32,929

Expenses
Exploration	73	67	123
Purchases of crude oil and products (c)	15,284	22,479	20,155
Production and manufacturing (d)	5,434	5,662	5,288
Selling and general	1,117	1,075	1,082
Federal excise tax (a)	1,568	1,562	1,423
Depreciation and depletion	1,450	1,096	1,110
Financing costs (note 12)	39	4	11
Total expenses	24,965	31,945	29,192

Income before income taxes	1,923	5,021	3,737

Income taxes (note 3)	801	1,236	909

Net income	1,122	3,785	2,828

Per-share information (Canadian dollars)
Net income per common share – basic (note 10)	1.32	4.47	3.34
Net income per common share – diluted (note 10)	1.32	4.45	3.32
Dividends per common share	0.54	0.52	0.49
(a)	Operating revenues include federal excise tax of $1,568 million (2014 - $1,562 million, 2013 - $1,423 million).
(b)	Operating revenues include amounts from related parties of $3,340 million (2014 - $3,752 million, 2013 - $2,385 million) (note 16).
(c)	Purchases of crude oil and products include amounts to related parties of $3,383 million (2014 - $3,950 million, 2013 - $4,104 million), (note 16).
(d)	Production and manufacturing expenses include amounts to related parties of $442 million (2014 - $366 million, 2013 - $319 million), (note 16).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars For the years ended December 31	2015	2014	2013
Net income	1,122	3,785	2,828

Other comprehensive income, net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	64	(483)	529
Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	167	145	205
Total other comprehensive income/(loss)	231	(338)	734

Comprehensive income	1,353	3,447	3,562

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars At December 31	2015	2014
Assets
Current Assets
Cash	203	215
Accounts receivable, less estimated doubtful accounts (a)	1,581	1,539
Inventories of crude oil and products (note 11)	1,190	1,121
Materials, supplies and prepaid expenses	424	380
Deferred income tax assets (note 3)	272	314
Total current assets	3,670	3,569
Long-term receivables, investments and other long-term assets	1,414	1,406
Property, plant and equipment, less accumulated depreciation and depletion (note 2)	37,799	35,574
Goodwill	224	224
Other intangible assets, net	63	57
Total assets (note 2)	43,170	40,830

Liabilities
Current liabilities
Notes and loans payable (b) (note 12)	1,952	1,978
Accounts payable and accrued liabilities (a) (note 11)	2,989	3,969
Income taxes payable	452	34
Total current liabilities	5,393	5,981
Long-term debt (c) (note 14)	6,564	4,913
Other long-term obligations (d) (note 5)	3,597	3,565
Deferred income tax liabilities (note 3)	4,191	3,841
Total liabilities	19,745	18,300

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (e) (note 10)	1,566	1,566
Earnings reinvested	23,687	23,023
Accumulated other comprehensive income	(1,828)	(2,059)
Total shareholders’ equity	23,425	22,530

Total liabilities and shareholders’ equity	43,170	40,830
(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $129 million (2014 - accounts payable and accrued liabilities included amounts payable to related parties of $174 million), (note 16).
(b)	Notes and loans payable includes amounts to related parties of $75 million (2014 – $75 million), (note 16).
(c)	Long-term debt includes amounts to related parties of $5,952 million (2014 – $4,746 million), (note 16).
(d)	Other long-term obligations include amounts to related parties of $146 million (2014 – $96 million), (note 16).
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2014 – 1,100 million and 848 million, respectively), (note 10).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Approved by the directors
/s/ Richard M. Kruger	/s/ Beverley A. Babcock

R.M. Kruger	B.A. Babcock
Chairman, president and	Senior vice-president,
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars At December 31	2015	2014	2013
Common shares at stated value (note 10)
At beginning of year	1,566	1,566	1,566
Issued under the stock option plan	-	-	-
Share purchases at stated value	-	-	-
At end of year	1,566	1,566	1,566

Earnings reinvested
At beginning of year	23,023	19,679	17,266
Net income for the year	1,122	3,785	2,828
Share purchases in excess of stated value	-	-	-
Dividends	(458)	(441)	(415)
At end of year	23,687	23,023	19,679

Accumulated other comprehensive income
At beginning of year	(2,059)	(1,721)	(2,455)
Other comprehensive income	231	(338)	734
At end of year	(1,828)	(2,059)	(1,721)

Shareholders’ equity at end of year	23,425	22,530	19,524

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars Inflow/(outflow) For the years ended December 31	2015	2014	2013
Operating activities
Net income	1,122	3,785	2,828
Adjustments for non-cash items:
Depreciation and depletion	1,450	1,096	1,110
(Gain)/loss on asset sales (note 8)	(97)	(696)	(150)
Inventory write-down to current market value (note 11)	59	-	-
Deferred income taxes and other	367	1,123	482
Changes in operating assets and liabilities:
Accounts receivable	(42)	545	(74)
Inventories, materials, supplies and prepaid expenses	(172)	(129)	(260)
Income taxes payable	418	(693)	(457)
Accounts payable and accrued liabilities	(1,030)	(549)	191
All other items - net (a)	92	(77)	(378)
Cash flows from (used in) operating activities	2,167	4,405	3,292

Investing activities
Additions to property, plant and equipment	(2,994)	(5,290)	(6,297)
Acquisition	-	-	(1,602)
Additional investments	(32)	(123)	-
Proceeds from asset sales (note 8)	142	851	160
Repayment of loan from equity company	-	-	4
Cash flows from (used in) investing activities	(2,884)	(4,562)	(7,735)

Financing activities
Short-term debt - net	(32)	120	1,371
Long-term debt issued (note 14)	1,206	430	3,276
Reduction in capitalized lease obligations	(20)	(9)	(7)
Dividends paid	(449)	(441)	(407)
Cash flows from (used in) financing activities	705	100	4,233

Increase (decrease) in cash	(12)	(57)	(210)
Cash at beginning of year	215	272	482
Cash at end of year (b)	203	215	272
(a)	Includes contribution to registered pension plans of $225 million (2014 - $362 million, 2013 - $600 million).
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

Non-cash transactions

In 2015, a capital lease of approximately $480 million was not included in “Additions to property, plant and equipment” or “Long-term debt issued” lines on the Consolidated statement of cash flows.

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

1. Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Significant subsidiaries included in the consolidated financial statements include Imperial Oil Resources Limited, Imperial Oil Resources Ventures Limited and McColl-Frontenac Petroleum Inc. All of the above companies are wholly owned. The consolidated financial statements also include the company’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses, including its 25 percent interest in the Syncrude joint venture and its 70.96 percent interest in the Kearl joint venture.

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

Notes to consolidated financial statements (continued)

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

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Depreciation and depletion for assets associated with producing properties begin at the time when production commences on a regular basis. Depreciation for other assets begins when the asset is in place and ready for its intended use. Assets under construction are not depreciated or depleted. Unit-of-production depreciation is applied to those wells, plant and equipment assets associated with productive depletable properties, and the unit-of-production rates are based on the amount of proved developed reserves of oil and gas. Investments in extraction and upgrading facilities at oil sands mining properties are depreciated on a unit-of-production method based on proved developed reserves. In the event that the unit-of-production method does not result in an equitable allocation of cost over the economic life of an upstream asset, an alternative such as the straight-line method is used. Investments in mining and transportation systems at oil sands mining properties are depreciated on a straight-line basis over a maximum of 15 years. Depreciation of other plant and equipment is calculated using the straight-line method, based on the estimated service life of the asset. In general, refineries are depreciated over 25 years; other major assets, including chemical plants and service stations, are depreciated over 20 years.

Production involves open pit mining and lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the company’s wells, mines, and related equipment and facilities and are expensed as incurred. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labour cost to operate the wells, mines, and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells, mines, and related equipment; and administrative expenses related to the production activity.

The company performs impairment assessments whenever events or circumstances indicate that the carrying amounts of its long-lived assets (or group of assets) may not be recoverable through future operations or disposition. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for this assessment.

Potential trigger events for impairment evaluation include:

●	A significant decrease in the market price of a long-lived asset;
●	A significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in current and projected reserve volumes;
●	A significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;
●	An accumulation of project costs significantly in excess of the amount originally expected;
●	A current-period operating loss combined with a history and forecast of operating or cash flow losses; and
●	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

The company performs asset valuation analyses on an ongoing basis as a part of its asset management program. These analyses and other profitability reviews assist the company in assessing whether the carrying amounts of any of its assets may not be recoverable.

In general, the company does not view temporarily low prices or margins as a trigger event for conducting the impairment tests. The markets for crude oil, natural gas and petroleum products, have a history of significant price volatility. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand. On the supply side, industry production from mature fields is declining, but this is being offset by production from new discoveries and field developments. OPEC

Notes to consolidated financial statements (continued)

production policies also have an impact on world oil supplies. The demand side is largely a function of global economic growth. The relative growth/decline in supply versus demand will determine industry prices over the long term, and these cannot be accurately predicted.

If there is a trigger event, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using estimates for future crude oil and natural gas commodity prices, refining and chemical margins, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles. These evaluations make use of the company’s price, margin, volume, and cost assumptions developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. Where probable reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation.

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

Gains on sales of proved and unproved properties are only recognized when there is neither uncertainty about the recovery of costs applicable to any interest retained nor any substantial obligation for future performance by the company.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

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

Notes to consolidated financial statements (continued)

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

Recently issued accounting standards

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018.

“Operating Revenue” on the Consolidated statement of income includes sales and excise taxes on sales transactions. When the company adopts the standard, revenue will exclude sales-based taxes collected on behalf of third parties. This change in reporting will not impact earnings. Imperial continues to evaluate other areas of the standard and its effect on the company’s financial statements.

Notes to consolidated financial statements (continued)

2. Business segments

The company operates its business in Canada. The Upstream, Downstream and Chemical functions best define the operating segments of the business that are reported separately. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment and the structure of the company’s internal organization. The Upstream segment is organized and operates to explore for and ultimately produce crude oil and its equivalent, and natural gas. The Downstream segment is organized and operates to refine crude oil into petroleum products and to distribute and market these products. The Chemical segment is organized and operates to manufacture and market hydrocarbon-based chemicals and chemical products. The above segmentation has been the long-standing practice of the company and is broadly understood across the petroleum and petrochemical industries.

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

Notes to consolidated financial statements (continued)

	Upstream			Downstream			Chemical
millions of dollars	2015	2014	2013	2015	2014	2013	2015	2014	2013
Revenues and other income
Operating revenues (a)	5,776	8,408	6,016	19,796	26,400	25,450	1,184	1,423	1,256
Intersegment sales	2,486	4,087	4,026	1,019	1,359	1,978	234	381	318
Investment and other income	22	667	145	104	65	59	-	-	-
	8,284	13,162	10,187	20,919	27,824	27,487	1,418	1,804	1,574
Expenses
Exploration	73	67	123	-	-	-	-	-	-
Purchases of crude oil and products	3,768	5,628	3,778	14,526	21,476	21,628	725	1,196	1,065
Production and manufacturing (b)	3,766	3,882	3,389	1,461	1,564	1,695	207	216	210
Selling and general	(2)	3	5	986	887	886	87	70	66
Federal excise tax	-	-	-	1,568	1,562	1,423	-	-	-
Depreciation and depletion (b)	1,193	857	636	233	216	452	11	12	12
Financing costs (note 12)	5	4	9	-	-	2	-	-	-
Total expenses	8,803	10,441	7,940	18,774	25,705	26,086	1,030	1,494	1,353
Income before income taxes	(519)	2,721	2,247	2,145	2,119	1,401	388	310	221
Income taxes (note 3)
Current	(77)	(219)	(14)	476	296	395	97	76	62
Deferred	262	881	549	83	229	(46)	4	5	(3)
Total income tax expense	185	662	535	559	525	349	101	81	59
Net income	(704)	2,059	1,712	1,586	1,594	1,052	287	229	162
Cash flows from (used in) operating activities	224	2,519	1,690	1,686	1,666	1,453	383	250	198
Capital and exploration expenditures (c)	3,135	4,974	7,755	340	572	187	52	26	9
Property, plant and equipment
Cost	45,171	42,142	38,819	7,596	7,460	7,146	857	798	771
Accumulated depreciation and depletion	(11,016)	(10,103)	(10,749)	(4,584)	(4,459)	(4,347)	(616)	(601)	(586)
Net property, plant and equipment (d)	34,155	32,039	28,070	3,012	3,001	2,799	241	197	185
Total assets	36,971	34,421	30,553	5,574	5,823	5,732	394	372	397

	Corporate and Other			Eliminations			Consolidated
millions of dollars	2015	2014	2013	2015	2014	2013	2015	2014	2013
Revenues and other income
Operating revenues (a)	-	-	-	-	-	-	26,756	36,231	32,722
Intersegment sales	-	-	-	(3,739)	(5,827)	(6,322)	-	-	-
Investment and other income	6	3	3	-	-	-	132	735	207
	6	3	3	(3,739)	(5,827)	(6,322)	26,888	36,966	32,929
Expenses
Exploration	-	-	-	-	-	-	73	67	123
Purchases of crude oil and products	-	-	-	(3,735)	(5,821)	(6,316)	15,284	22,479	20,155
Production and manufacturing (b)	-	-	-	-	-	(6)	5,434	5,662	5,288
Selling and general	50	121	125	(4)	(6)	-	1,117	1,075	1,082
Federal excise tax	-	-	-	-	-	-	1,568	1,562	1,423
Depreciation and depletion (b)	13	11	10	-	-	-	1,450	1,096	1,110
Financing costs (note 12)	34	-	-	-	-	-	39	4	11
Total expenses	97	132	135	(3,739)	(5,827)	(6,322)	24,965	31,945	29,192
Income before income taxes	(91)	(129)	(132)	-	-	-	1,923	5,021	3,737
Income taxes (note 3)
Current	(45)	(47)	(18)	-	-	-	451	106	425
Deferred	1	15	(16)	-	-	-	350	1,130	484
Total income tax expense	(44)	(32)	(34)	-	-	-	801	1,236	909
Net income	(47)	(97)	(98)	-	-	-	1,122	3,785	2,828
Cash flows from (used in) operating activities	(124)	(30)	(49)	(2)	-	-	2,167	4,405	3,292
Capital and exploration expenditures (c)	68	82	69	-	-	-	3,595	5,654	8,020
Property, plant and equipment
Cost	579	511	429	-	-	-	54,203	50,911	47,165
Accumulated depreciation and depletion	(188)	(174)	(163)	-	-	-	(16,404)	(15,337)	(15,845)
Net property, plant and equipment (d)	391	337	266	-	-	-	37,799	35,574	31,320
Total assets	579	565	581	(348)	(351)	(45)	43,170	40,830	37,218

Notes to consolidated financial statements (continued)

(a)	Includes export sales to the United States of $4,157 million (2014 - $5,940 million, 2013 - $5,217 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	A 2013 charge in the Downstream segment of $377 million ($280 million, after-tax) associated with the company’s decision to convert the Dartmouth refinery to a terminal included the write-down of refinery plant and equipment not included in the terminal conversion of $245 million, reported as part of depreciation and depletion expenses, and decommissioning, environmental and employee-related costs of $132 million, reported as part of production and manufacturing expenses. By the end of 2015, amounts incurred associated with decommissioning, environmental and employee-related costs totaled $98 million (2014 - $90 million).
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.
(d)	Includes property, plant and equipment under construction of $3,719 million (2014 - $12,535 million).

3. Income taxes

millions of dollars	2015	2014	2013
Current income tax expense (a)	451	106	425
Deferred income tax expense (a) (b)	350	1,130	484
Total income tax expense (a) (c)	801	1,236	909
Statutory corporate tax rate (percent)	27.2	25.5	25.4
Increase/(decrease) resulting from:
Enacted tax rate change (a)	16.1	-	-
Other	(1.6)	(0.9)	(1.1)
Effective income tax rate	41.7	24.6	24.3
(a)	On June 30, 2015 the Alberta government enacted a 2 percent increase in the provincial tax rate, from 10 percent to 12 percent.
(b)	There were no material net (charges)/credits for the effect of changes in tax laws and rates included in the provisions for deferred income taxes in 2014 and 2013.
(c)	Cash outflow from income taxes, plus investment credits earned, was $202 million in 2015 (2014 – $811 million, 2013 – $911 million).

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of dollars	2015	2014	2013
Depreciation and amortization	4,677	3,777	2,949
Successful drilling and land acquisitions	922	827	815
Pension and benefits	(396)	(438)	(376)
Asset retirement obligation	(406)	(304)	(287)
Capitalized interest	104	82	69
Other	(710)	(103)	(99)
Net long-term deferred income tax liabilities	4,191	3,841	3,071

LIFO inventory valuation	(112)	(201)	(450)
Other	(160)	(113)	(109)
Net current deferred income tax assets	(272)	(314)	(559)

Net current deferred income tax liabilities	41	-	-

Valuation allowance	-	-	-
Net deferred income tax liabilities	3,960	3,527	2,512

Notes to consolidated financial statements (continued)

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.

The following table summarizes the movement in unrecognized tax benefits:

millions of dollars	2015	2014	2013
Balance as at January 1	151	151	143
Additions based on current year’s tax position	-	4	10
Additions for prior years’ tax positions	10	-	2
Reductions for prior years’ tax positions	(29)	(4)	(4)
Reductions due to lapse of the statute of limitations	-	-	-
Balance as at December 31	132	151	151

The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2015, 2014 and 2013 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2008 to 2015 are subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings. Management is currently evaluating those proposed adjustments and believes that a number of outstanding matters are expected to be resolved in 2016. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

Notes to consolidated financial statements (continued)

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other post-retirement benefits
	2015	2014	2015	2014
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.00	3.75	4.00	3.75
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	7,970	6,870	634	503
Current service cost	211	152	15	9
Interest cost	307	322	25	26
Actuarial loss/(gain)	114	1,083	(2)	123
Amendments	—	—	—	—
Benefits paid (a)	(455)	(457)	(30)	(27)
Projected benefit obligation at December 31	8,147	7,970	642	634

Accumulated benefit obligation at December 31	7,506	7,292

The discount rate for calculating year-end post-retirement liabilities is based on the yield for high-quality, long-term Canadian corporate bonds at year-end with an average maturity (or duration) approximately that of the liabilities. The measurement of the accumulated post-retirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2016 and subsequent years.

	Pension benefits		Other post-retirement benefits
millions of dollars	2015	2014	2015	2014
Change in plan assets
Fair value at January 1	6,807	5,872
Actual return/(loss) on plan assets	592	923
Company contributions	225	362
Benefits paid (b)	(364)	(350)
Fair value at December 31	7,260	6,807

Plan assets in excess of/(less than) projected benefit obligation at December 31
Funded plans	(300)	(589)
Unfunded plans	(587)	(574)	(642)	(634)
Total (c)	(887)	(1,163)	(642)	(634)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

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

Notes to consolidated financial statements (continued)

	Pension benefits		Other post-retirement benefits
millions of dollars	2015	2014	2015	2014
Amounts recorded in the consolidated balance sheet consist of:
Current liabilities	(30)	(29)	(29)	(29)
Other long-term obligations	(857)	(1,134)	(613)	(605)
Total recorded	(887)	(1,163)	(642)	(634)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	2,382	2,666	164	180
Prior service cost	23	39	-	-
Total recorded in accumulated other comprehensive income, before tax	2,405	2,705	164	180

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2015 long-term expected return of 5.75 percent used in the calculations of pension expense compares to an actual rate of return of 6.60 percent and 8.30 percent over the last 10- and 20-year periods ending December 31, 2015.

	Pension benefits			Other post-retirement benefits
	2015	2014	2013	2015	2014	2013
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.75	4.75	3.75	3.75	4.75	3.75
Long-term rate of return on funded assets	5.75	6.25	6.25	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of dollars
Components of net periodic benefit cost
Current service cost	211	152	181	15	9	11
Interest cost	307	322	281	25	26	21
Expected return on plan assets	(392)	(369)	(331)	-	-	-
Amortization of prior service cost	16	23	23	-	-	-
Amortization of actuarial loss/(gain)	198	166	243	14	7	10
Net periodic benefit cost	340	294	397	54	42	42

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss/(gain)	(86)	529	(664)	(2)	123	(50)
Amortization of net actuarial (loss)/gain included in net periodic benefit cost	(198)	(166)	(243)	(14)	(7)	(10)
Amortization of prior service cost included in net periodic benefit cost	(16)	(23)	(23)	-	-	-
Total recorded in other comprehensive income	(300)	340	(930)	(16)	116	(60)

Total recorded in net periodic benefit cost and other comprehensive income, before tax	40	634	(533)	38	158	(18)

Costs for defined contribution plans, primarily the employee savings plan, were $43 million in 2015 (2014 - $40 million, 2013 - $37 million).

Notes to consolidated financial statements (continued)

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other post-retirement benefits
millions of dollars	2015	2014	2013
(Charge)/credit to other comprehensive income, before tax	316	(456)	990
Deferred income tax (charge)/credit (note 17)	(85)	118	(256)
(Charge)/credit to other comprehensive income, after tax	231	(338)	734

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

The 2015 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2015, using:
millions of dollars	Total	Level 1	Level 2		Level 3
Asset class
Equity securities
Canadian	469		469	(a)
Non-Canadian	2,267		2,267	(a)
Debt securities - Canadian
Corporate	984		984	(b)
Government	3,251		3,251	(b)
Asset backed	4		4	(b)
Equities – Venture capital	272				272	(c)
Cash	13	13
Total plan assets at fair value	7,260	13	6,975		272
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including initial public offerings.

Notes to consolidated financial statements (continued)

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Venture capital
Fair value at January 1, 2015	211
Net realized gains/(losses)	(34)
Net unrealized gains/(losses)	95
Net purchases/(sales)	-
Fair value at December 31, 2015	272

The 2014 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2014, using:
millions of dollars	Total	Level 1	Level 2		Level 3
Asset class
Equity securities
Canadian	460		460	(a)
Non-Canadian	2,153		2,153	(a)
Debt securities - Canadian
Corporate	922		922	(b)
Government	3,033		3,033	(b)
Asset backed	5		5	(b)
Equities – Venture capital	211				211	(c)
Cash	23	8	15	(d)
Total plan assets at fair value	6,807	8	6,588		211
(a)	For company equity securities held in the form of fund units that are redeemable at the measurement date, the unit value is treated as a Level 2 input. The fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are Level 1 inputs.
(b)	For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(c)	For venture capital partnership investments, fair value is generally established by using revenue or earnings multiples or other relevant market data including initial public offerings.
(d)	For cash balances that are held in Level 2 funds prior to investment in those fund units, the cash value is treated as a Level 2 input.

The change in the fair value of Level 3 assets, which use significant unobservable inputs to measure fair value, is shown in the table below:

millions of dollars	Mortgage funds	Venture capital
Fair value at January 1, 2014	1	188
Net realized gains/(losses)	-	(16)
Net unrealized gains/(losses)	-	40
Net purchases/(sales)	(1)	(1)
Fair value at December 31, 2014	-	211

Notes to consolidated financial statements (continued)

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of dollars	2015	2014
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	-	-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-
Accumulated benefit obligation less fair value of plan assets	-	-

For unfunded plans covered by book reserves:
Projected benefit obligation	587	574
Accumulated benefit obligation	560	542

Estimated 2016 amortization from accumulated other comprehensive income
millions of dollars	Pension benefits	Other post-retirement benefits
Net actuarial loss/(gain) (a)	164	11
Prior service cost (b)	9	-

(a)   The company amortizes the net balance of actuarial loss/(gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

(b)   The company amortizes prior service cost on a straight-line basis.

Cash flows

Benefit payments expected in:

millions of dollars	Pension benefits	Other post-retirement benefits
2016	405	29
2017	415	30
2018	425	31
2019	435	31
2020	440	32
2021 - 2025	2,225	170

In 2016, the company expects to make cash contributions of about $166 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(65)	65

Discount rate:
Effect on net benefit cost, before tax	(95)	125
Effect on benefit obligation	(1,060)	1,350

Rate of pay increases:
Effect on net benefit cost, before tax	50	(45)
Effect on benefit obligation	195	(165)

Notes to consolidated financial statements (continued)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase/(decrease) millions of dollars	One percent increase	One percent decrease
Effect on service and interest cost components	7	(5)
Effect on benefit obligation	75	(60)

5. Other long-term obligations

millions of dollars	2015	2014
Employee retirement benefits (a) (note 4)	1,470	1,739
Asset retirement obligations and other environmental liabilities (b)	1,628	1,325
Share-based incentive compensation liabilities (note 7)	134	154
Other obligations (note 16)	365	347
Total other long-term obligations	3,597	3,565
(a)	Total recorded employee retirement benefit obligations also include $59 million in current liabilities (2014 – $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also include $116 million in current liabilities (2014 – $143 million).

Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of dollars	2015	2014
Balance as at January 1	1,292	1,237
Additions	250	184
Reductions due to property sales	(12)	(153)
Accretion	84	105
Settlement	(43)	(81)
Balance as at December 31	1,571	1,292

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

The following table summarizes information about these units for the year ended December 31, 2015:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2015	8,377,485	107,199
Granted	884,080	14,170
Exercised	(1,710,721)	-
Forfeited and cancelled	(46,351)	-
Outstanding at December 31, 2015	7,504,493	121,369

In 2015, the compensation expense charged against income for these programs was $35 million (2014 - $90 million, 2013 - $92 million). Income tax benefit recognized in income related to compensation expense for the year was $13 million (2014 - $31 million, 2013 - $33 million). Cash payments of $78 million were made for these programs in 2015 (2014 - $94 million, 2013 - $88 million).

As of December 31, 2015, there was $141 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of non-vested restricted stock units is 3.4 years. All units under the deferred share programs have vested as of December 31, 2015.

Notes to consolidated financial statements (continued)

8. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of dollars	2015	2014	2013
Proceeds from asset sales	142	851	160
Book value of assets sold	45	155	10
Gain/(loss) on asset sales, before tax (a) (b)	97	696	150
Gain/(loss) on asset sales, after tax (a) (b)	79	526	120
(a)	2014 included a gain of $638 million ($478 million, after tax) for the sale of the company’s interest in producing conventional assets located in Boundary Lake, Cynthia/West Pembina and Rocky Mountain House.
(b)	2013 included a gain of $85 million ($73 million, after tax) for the sale of non-operating assets.

On February 10, 2016, the company entered into an agreement which will result in the sale and transition of its general aviation business to a branded wholesaler operating model for approximately US$135 million, having an approximate book value of US$16 million. The sale is subject to final closing adjustments, foreign exchange and other closing conditions. The transaction will be subject to a review by Canada’s Competition Bureau and the sale is expected to close late 2016.

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

	Payments due by period
millions of dollars	2016	2017	2018	2019	2020	After 2020	Total
Unconditional purchase obligations (a)	100	87	88	101	106	154	636
(a)	Undiscounted obligations of $636 million mainly pertain to pipeline throughput agreements. Total payments under unconditional purchase obligations were $125 million (2014 - $112 million, 2013 - $95 million). The present value of these commitments, excluding imputed interest of $108 million, totaled $528 million.

Notes to consolidated financial statements (continued)

10. Common shares

thousands of shares	As at Dec. 31 2015	As at Dec. 31 2014
Authorized	1,100,000	1,100,000

From 1995 through 2015 the company purchased shares under twenty 12-month normal course issuer bid share repurchase programs, as well as an auction tender. Cumulative purchases to date under these programs totaled 906,544 thousand shares and $15,708 million. ExxonMobil’s participation in these programs maintained its ownership interest in Imperial at 69.6 percent. On June 22, 2015, another 12-month normal course issuer bid program was implemented with an allowable purchase of up to a maximum of one million shares.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2013	847,599	1,566
Issued under employee share-based awards	-	-
Purchases at stated value	-	-
Balance as at December 31, 2013	847,599	1,566
Issued under employee share-based awards	2	-
Purchases at stated value	(2)	-
Balance as at December 31, 2014	847,599	1,566
Issued under employee share-based awards	1	-
Purchases at stated value	(1)	-
Balance as at December 31, 2015	847,599	1,566

The following table provides the calculation of basic and diluted earnings per share:

	2015	2014	2013
Net income per common share - basic
Net income (millions of dollars)	1,122	3,785	2,828

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6

Net income per common share (dollars)	1.32	4.47	3.34

Net income per common share - diluted
Net income (millions of dollars)	1,122	3,785	2,828

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6
Effect of employee share-based awards (millions of shares)	3.0	3.0	3.0
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.6	850.6	850.6

Net income per common share (dollars)	1.32	4.45	3.32

Notes to consolidated financial statements (continued)

11. Miscellaneous financial information

In 2015, net income included an after-tax loss of $39 million (2014 – $29 million gain, 2013 – $24 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories and a non-cash charge of $59 million associated with the carrying value of inventory exceeding the current market value. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2015 by $427 million (2014 – $857 million). Inventories of crude oil and products at year-end consisted of the following:

millions of dollars	2015	2014
Crude oil	690	650
Petroleum products	443	409
Chemical products	51	53
Natural gas and other	6	9
Total inventories of crude oil and products	1,190	1,121

Net research and development costs charged to expenses in 2015 were $149 million (2014 – $128 million, 2013 – $154 million). These costs are included in expenses due to the uncertainty of future benefits.

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $378 million at December 31, 2015 (2014 – $408 million).

12. Financing costs and additional notes and loans payable information

millions of dollars	2015	2014	2013
Debt-related interest	102	82	69
Capitalized interest	(68)	(82)	(69)
Net interest expense	34	-	-
Other interest	5	4	11
Total financing costs (a)	39	4	11
(a)	Cash interest payments in 2015 were $74 million (2014 – $82 million, 2013 – $69 million). The weighted average interest rate on short-term borrowings in 2015 was 0.8 percent (2014 – 1.1 percent).

As at December 31, 2015, the company had borrowed $75 million under an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil.

In the first quarter of 2015, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2016. The company has not drawn on the facility.

13. Leased facilities

At December 31, 2015, the company held non-cancelable operating leases covering office buildings, rail cars, service stations and other properties with minimum undiscounted lease commitments totaling $455 million as indicated in the following table:

	Payments due by period
millions of dollars	2016	2017	2018	2019	2020	After 2020	Total
Lease payments under minimum commitments (a)	185	129	71	29	8	33	455
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2015 was $311 million (2014 – $315 million, 2013 – $287 million). Related rental income was not material.

Notes to consolidated financial statements (continued)

14. Long-term debt

millions of dollars	As at Dec. 31 2015	As at Dec. 31 2014
Long-term debt (a)	5,952	4,746
Capital leases (b)	612	167
Total long-term debt	6,564	4,913
(a)	Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice. Average effective rate for the loan was 1.0 percent in 2015.
(b)	Capital leases are primarily associated with transportation facilities and services agreements. The average imputed rate was 5.8 percent in 2015 (2014 – 7.0 percent). Total capitalized lease obligations also include $28 million in current liabilities (2014 - $22 million). Principal payments on capital leases of approximately $25 million per year are due in each of the next four years after December 31, 2016.

During 2015, the company increased its long-term debt by $1,206 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to finance normal operations and capital projects.

In July 2015, the company increased the capacity of its existing floating rate loan facility with an affiliated company of ExxonMobil from $6.25 billion to $7.75 billion. All terms and conditions of the agreement remained unchanged.

In 2015, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $480 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K.

In the third quarter of 2015, the company extended the maturity date of its existing $500 million long-term bank credit facility to August 2017. The company has not drawn on the facility.

Subsequent to December 31, 2015 and up to February 10, 2016, the company increased its total debt by $328 million by drawing on an existing facility. The increased debt was used to supplement normal operations and capital projects.

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

millions of dollars	2015	2014	2013
Balance as at January 1	167	173	167
Additions pending the determination of proved reserves	-	5	12
Charged to expense	-	-	-
Reclassification to wells, facilities and equipment based on the determination of proved reserves	-	(11)	(6)
Balance as at December 31	167	167	173

Period end capitalized suspended exploratory well costs:

millions of dollars	2015	2014	2013
Capitalized for a period of one year or less	-	-	6

Capitalized for a period of between one and five years	167	167	167
Capitalized for a period of greater than one year	167	167	167

Total	167	167	173

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2015	2014	2013
Number of projects with first capitalized well drilled in the preceding 12 months	-	-	-
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	1	1	1
Total	1	1	1

Exploration activity on the Horn River project with suspended well costs has been completed and further development options are being evaluated.

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

As at December 31, 2015, the company had outstanding long-term loans of $5,952 million (2014 – $4,746 million) and short-term loans of $75 million (2014 – $75 million) from ExxonMobil (see note 14, long-term debt, on page 74 and note 12, financing costs and additional notes and loans payable information, on page 73 for further details).

As at December 31, 2015, the company had outstanding obligations of $187 million (2014 - $123 million) due to a rail loading joint venture, in which the company has a 50% ownership interest, for financing the capital expenditure programs and capital requirements.

Notes to consolidated financial statements (continued)

17. Other comprehensive income information

Changes in accumulated other comprehensive income:

millions of dollars	2015	2014	2013
Balance as at January 1	(2,059)	(1,721)	(2,455)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	64	(483)	529
Amounts reclassified from accumulated other comprehensive income	167	145	205
Balance as at December 31	(1,828)	(2,059)	(1,721)

Amounts reclassified out of accumulated other comprehensive income – before tax income/(expense)

millions of dollars	2015	2014	2013
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(228)	(196)	(276)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense/(credit) for components of other comprehensive income

millions of dollars	2015	2014	2013
Post-retirement benefits adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	24	(169)	185
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	61	51	71
Total	85	(118)	256

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 78 to 79 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture and 70.96 percent interest in proved bitumen reserves in the Kearl project are included as part of the company’s total proved oil and gas reserves in accordance with U.S. Securities and Exchange Commission and U.S. Financial Accounting Standards Board rules. Similarly, the company’s share of proved synthetic oil reserves from Syncrude and proved bitumen reserves from Kearl are included in the calculation of the standardized measure of discounted future cash flows. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

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

Results of operations

millions of dollars	2015	2014	2013
Sales to customers (a)	2,483	2,921	2,282
Intersegment sales (a) (b)	1,855	3,862	3,905
	4,338	6,783	6,187
Production expenses	3,727	3,860	3,392
Exploration expenses	73	67	123
Depreciation and depletion	1,102	789	586
Income taxes	174	513	512
Results of operations	(738)	1,554	1,574

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

Costs incurred in property acquisitions, exploration and development activities

millions of dollars	2015	2014	2013
Property costs (c)
Proved	-	-	34
Unproved	-	-	2,013
Exploration costs	76	74	124
Development costs	3,035	4,710	5,847
Total costs incurred in property acquisitions, exploration and development activities	3,111	4,784	8,018
(a)	Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 2 in “operating revenues”, “intersegment sales” and in “purchases of crude oil and products”.
(b)	Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Capitalized costs

millions of dollars	2015	2014
Property costs (a)
Proved	2,172	2,202
Unproved	2,542	2,575
Producing assets	35,769	25,126
Incomplete construction	2,862	11,171
Total capitalized cost	43,345	41,074
Accumulated depreciation and depletion	(10,975)	(10,084)
Net capitalized costs	32,370	30,990
(a)	“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

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

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of dollars	2015	2014	2013
Future cash flows	168,482	292,376	231,873
Future production costs	(122,188)	(127,070)	(92,926)
Future development costs	(36,048)	(39,814)	(32,126)
Future income taxes	(3,333)	(27,853)	(23,707)
Future net cash flows	6,913	97,639	83,114
Annual discount of 10 percent for estimated timing of cash flows	(3,683)	(66,582)	(58,204)
Discounted future cash flows	3,230	31,057	24,910

Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

Balance at beginning of year	31,057	24,910	24,836
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(1,134)	(3,282)	(3,026)
Net changes in prices, development costs and production costs	(37,945)	655	(17,683)
Extensions, discoveries, additions and improved recovery, less related costs	29	(374)	31
Development costs incurred during the year	2,250	4,414	5,500
Revisions of previous quantity estimates	972	4,907	12,321
Accretion of discount	1,683	1,634	1,703
Net change in income taxes	6,318	(1,807)	1,228
Net change	(27,827)	6,147	74
Balance at end of year	3,230	31,057	24,910

Supplemental information on oil and gas exploration and production activities (unaudited) (continued)

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)

	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2013	53	488	599	2,841	3,574
Revisions	6	(2)	4	78	88
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	10	261	-	-	54
Discoveries and extensions	-	-	-	-	-
Production	(7)	(69)	(24)	(52)	(94)
End of year 2013	62	678	579	2,867	3,622

Revisions	1	9	(23)	466	445
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	(14)	(48)	-	-	(22)
Discoveries and extensions	3	45	-	-	10
Production	(6)	(57)	(22)	(59)	(96)
End of year 2014	46	627	534	3,274	3,959

Revisions	(10)	(28)	68	331	384
Improved recovery	-	-	-	-	-
(Sale)/purchase of reserves in place	1	11	-	-	3
Discoveries and extensions	2	18	-	-	5
Production	(5)	(45)	(21)	(90)	(124)
End of year 2015	34	583	581	3,515	4,227

Net proved developed reserves included above, as of
January 1, 2013	52	373	599	543	1,256
December 31, 2013	55	368	579	1,417	2,113
December 31, 2014	36	300	534	1,635	2,255
December 31, 2015	23	283	581	3,063	3,714

Net proved undeveloped reserves included above, as of
January 1, 2013	1	115	-	2,298	2,318
December 31, 2013	7	310	-	1,450	1,509
December 31, 2014	10	327	-	1,639	1,704
December 31, 2015	11	300	-	452	513
(a)	Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)	Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)	Gas converted to oil-equivalent at 6 million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2013, 2014 and 2015. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s Rule 4-10 (a) of Regulation S-X.

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

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in prices and costs that are used in the estimation of reserves. This category can also include significant changes in either development strategy or production equipment/facility capacity.

In 2015, upward revisions of proved developed bitumen reserves were associated with migration of the Kearl expansion project from proved undeveloped, and improved performance demonstrated at Kearl. As well, upward revisions to bitumen and synthetic oil were associated with lower royalty obligations driven by lower pricing.

When crude oil and natural gas prices are in the range seen in late 2015 and early 2016 for an extended period of time, under the SEC definition of proved reserves, certain quantities of oil and natural gas, such as oil sands operations, could temporarily not qualify as proved reserves. Amounts required to be de-booked as proved reserves on an SEC basis are subject to being re-booked as proved reserves at some point in the future when price levels recover. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to the company. It is not expected that any temporary changes in reported proved reserves under SEC definitions would affect the operation of the underlying projects or alter the outlook for future production volumes.

Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For liquids and natural gas, net proved reserves are based on estimated future royalty rates as of the date the estimate is made incorporating the applicable governments’ oil and gas royalty regimes. For bitumen, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of each of the Cold Lake and Kearl fields, and they incorporate the Alberta government’s revised oil sands royalty regime. For synthetic oil, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of the project, and they incorporate amendments to the Syncrude Crown Agreement. In all cases, actual future royalty rates may vary with production, price and costs.

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

No independent qualified reserves evaluator or auditor was involved in the preparation of the reserves data.

Quarterly financial and stock trading data (a)

	2015 three months ended				2014 three months ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Financial data (millions of dollars)
Total revenues and other income	6,229	7,155	7,301	6,203	8,030	9,658	10,049	9,226
Total expenses	6,100	6,518	6,705	5,642	7,160	8,413	8,403	7,966
Income before income taxes	129	637	596	561	870	1,245	1,646	1,260
Income taxes	27	158	476	140	199	309	414	314
Net income	102	479	120	421	671	936	1,232	946

Segmented net income (millions of dollars)
Upstream	(289)	(52)	(174)	(189)	218	532	857	452
Downstream	352	454	215	565	397	343	366	488
Chemical	74	78	69	66	63	66	57	43
Corporate and Other	(35)	(1)	10	(21)	(7)	(5)	(48)	(37)
Net income	102	479	120	421	671	936	1,232	946

Per-share information (dollars)
Net earnings – basic	0.12	0.56	0.14	0.50	0.80	1.10	1.45	1.12
Net earnings – diluted	0.12	0.56	0.14	0.50	0.79	1.10	1.45	1.11
Dividends (declared quarterly)	0.14	0.14	0.13	0.13	0.13	0.13	0.13	0.13

Share prices (dollars) (b)
Toronto Stock Exchange
High	46.27	49.40	55.37	52.06	55.76	57.96	56.94	51.89
Low	39.30	40.55	46.51	44.08	45.52	52.05	50.36	44.99
Close	45.08	42.28	48.25	50.55	50.05	52.91	56.23	51.48

NYSE MKT (U.S. dollars) (b)
High	35.40	38.88	45.60	43.35	49.55	54.09	53.10	47.08
Low	28.66	30.35	37.94	35.69	39.14	46.85	46.01	40.20
Close	32.52	31.61	38.62	39.88	43.03	47.22	52.63	46.55

Shares traded (thousands) (c)	100,077	104,678	88,186	95,600	113,657	69,107	78,236	87,465
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Imperial’s shares are listed on the Toronto Stock Exchange. The company’s shares also trade in the United States of America on the NYSE MKT LLC. Imperial has unlisted privileges on the NYSE MKT LLC, a subsidiary of NYSE Euronext. The symbol on these exchanges for Imperial’s common shares is IMO. Share prices were obtained from stock exchange records. U.S. dollar share price presented is based on consolidated U.S. market data.
(c)	The number of shares traded is based on transactions on the above stock exchanges.

Proxy information section

III. Board of directors

Director information

The tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated.

Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships, non-profit sector affiliations and shareholdings in the company, as well as any shareholdings in Exxon Mobil Corporation. The information is as of February 10, 2016, the effective date of this circular, unless otherwise indicated.

Director Nominee

K.T. (Krystyna) Hoeg

Toronto, Ontario, Canada

Age: 66

Current Position:

Nonemployee director

Independent

Director since:

May 1, 2008

Normally ineligible for re-election in 2022

Skills and experience:

●   Leadership of large organizations

●   Project management

●   Global experience

●   Strategy development

●   Audit committee financial expert

●   Financial expertise

●   Executive compensation

Voting Results of 2015

Annual General Meeting:

Votes For: 746,261,221 (99.90%)

Votes Withheld: 775,709 (0.10%)

Total Votes: 747,036,930

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm of Touche Ross. She is currently a director of Sun Life Financial Inc. and New Flyer Industries Inc., and is also a director of Samuel, Son & Co. Limited and Revera Inc., privately owned corporations. Ms. Hoeg is also the chair of the Toronto East General Hospital board.

Board and Committee Membership				Attendance in 2015
Imperial Oil Limited board				7 of 7	100%
Audit committee				5 of 5	100%
Executive resources committee (Chair)				7 of 7	100%
Environment, health and safety committee				2 of 2	100%
Nominations and corporate governance committee				4 of 4	100%
Contributions committee				2 of 2	100%
Annual meeting of shareholders				1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
Holdings as of February 10, 2016 (#)	0	24,219	10,000	34,219
Total Market Value as at February 10, 2016 ($)	0	1,002,182	413,800	1,415,982
Share ownership guidelines have been met.
Change in Ownership from last proxy disclosure in 2015 (a) (b)
As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
Year over year change	0	3,283	0	3,283
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 10, 2016	0	0	0	0
Public Company Directorships in the Past Five Years

  ●    New Flyer Industries (2015 – Present)

  ●    Sun Life Financial Inc. (2002 – Present)

  ●    Canadian Pacific Railway Limited (2007 – 2015)

  ●    Canadian Pacific Railway Company (2007 – 2015)

  ●    Shoppers Drug Mart Corporation (2006 – 2014)

Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
● Toronto East General Hospital (Chair of the Board)

Director Nominee

R.M. (Richard) Kruger

Calgary, Alberta, Canada

Age: 56

Current Position: Chairman,

president and chief executive

officer, Imperial Oil Limited

Not independent

Director since:

March 1, 2013

Skills and experience:

●    Leadership of large

      organizations

●    Operations/technical

●    Project management

●    Global experience

●    Strategy development

●    Financial expertise

●    Government relations

●    Executive compensation

Voting Results of 2015

Annual General Meeting:

Votes For: 729,844,020 (97.70%)

Votes Withheld: 17,192,910 (2.30%)

Total Votes: 747,036,930

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

Board and Committee Membership				Attendance in 2015
Imperial Oil Limited board (Chair)			7 of 7	100%
Contributions committee			2 of 2	100%
Annual meeting of shareholders			1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
Holdings as of February 10, 2016 (#)	0	0	283,500	283,500
Total Market Value as at February 10, 2016 ($)	0	0	11,731,230	11,731,230
Share ownership guidelines have been met.
Change in Ownership from last proxy disclosure in 2015 (a) (b)
As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
Year over year change	0	0	100,700	100,700
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 10, 2016	885 (<0.01%)	166,800	167,685	18,585,548
Public Company Directorships in the Past Five Years
None
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
● Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company, a division of Exxon Mobil Corporation (2008 - 2013) (Affiliate)
Non-profit sector affiliations

●     United Way of Calgary and Area (Board of Directors)

●     C.D. Howe Institute (Group Advisory Member)

●     University of Minnesota Foundation (Board of Trustees)

●     Canadian Council of Chief Executives (Member)

Director Nominee

J.M. (Jack) Mintz

Calgary, Alberta, Canada

Age: 64

Current Position:

Nonemployee director

Independent

Director since:

April 21, 2005

Normally ineligible for re-election in 2023

Skills and experience:

●  Global experience

●  Strategy development

●  Financial expertise

●  Government relations

●  Academic/research

●  Executive compensation

Voting Results of 2015

Annual General Meeting:

Votes For: 746,527,183 (99.93%)

Votes Withheld: 509,747 (0.07%)

Total Votes: 747,036,930

Dr. Mintz is currently the President’s Fellow at the University of Calgary’s School of Public Policy focusing on tax, urban and financial market regulatory policy programs. From 2006 to 2015, Dr. Mintz was the Director and Palmer Chair in Public Policy for the University of Calgary, and from 1999 to 2006 he was the president and chief executive officer of The C.D. Howe Institute. He has also been a professor at the Joseph L. Rotman School of Management at the University of Toronto since 1989. Dr. Mintz also has published widely in the fields of public economics and fiscal federalism, been an advisor to governments throughout the world on fiscal matters, and has frequently published articles in national newspapers and magazines.

Board and Committee Membership	Attendance in 2015
Imperial Oil Limited board	7 of 7	100%
Audit committee	5 of 5	100%
Executive resources committee	7 of 7	100%
Environment, health and safety committee (Chair)	2 of 2	100%
Nominations and corporate governance committee	4 of 4	100%
Contributions committee	2 of 2	100%
Annual meeting of shareholders	1 of 1	100%
Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
Holdings as of February 10, 2016 (#)	1,000 (<0.01%)	20,222	10,000	31,222
Total Market Value as at February 10, 2016 ($)	41,380	836,786	413,800	1,291,966
Share ownership guidelines have been met.
Change in Ownership from last proxy disclosure in 2015 (a) (b)
As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
Year over year change	0	3,237	0	3,237
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 10, 2016	0	0	0	0
Public Company Directorships in the Past Five Years
● Morneau Shepell Inc. (2010 - Present) ● Brookfield Asset Management Inc. (formerly Brascan Corporation) (2002 – 2012)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
● Social Science and Humanities Research Council of Canada (Vice-president and chair of the governing council) ● Literary Review of Canada (Board of Directors)

Director Nominee

D.S. (David)

Sutherland

Waterloo, Ontario, Canada

Age: 66

Current Position:

Nonemployee director

Independent

Director since:

April 29, 2010

Normally ineligible for re-election in 2022

Skills and experience:

●    Leadership of large
    organizations

●    Operations/technical

●    Global experience

●    Strategy development

●    Audit committee financial
    expert

●    Financial expertise

●    Government relations

●    Executive compensation

Voting Results of 2015

Annual General Meeting:

Votes For: 746,626,956 (99.95%)

Votes Withheld: 409,974 (0.05%)

Total Votes: 747,036,930

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is the chairman of the board of United States Steel Corporation, lead director of GATX Corporation, and chairman of Graham Group Ltd., an employee owned corporation. Mr. Sutherland is a former chairman of the American Iron and Steel Institute and served as a member of the board of directors of the Steel Manufacturers Association, the International Iron and Steel Institute, the Canadian Steel Producers Association and the National Association of Manufacturers.

Board and Committee Membership				Attendance in 2015
Imperial Oil Limited board			7 of 7	100%
Audit committee			5 of 5	100%
Executive resources committee			7 of 7	100%
Environment, health and safety committee			2 of 2	100%
Nominations and corporate governance committee			4 of 4	100%
Contributions committee (Chair)			2 of 2	100%
Annual meeting of shareholders			1 of 1	100%
				Overall Attendance – 100%
Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
Holdings as of February 10, 2016 (#)	45,000 (<0.01%)	17,724	9,000	71,724
Total Market Value as at February 10, 2016 ($)	1,862,100	733,419	372,420	2,967,939
Share ownership guidelines have been met.
Change in Ownership from last proxy disclosure in 2015 (a) (b)
As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
Year over year change	0	3,208	1,000	4,208
Exxon Mobil Corporation Equity Ownership (a) (c) (e)
As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
February 10, 2016	5,730 (<0.01%)	0	5,730	635,091
Public Company Directorships in the Past Five Years
● GATX Corporation (2007 - Present) ● United States Steel Corporation, (2008 – Present)
Public Board Interlocks
None
Other Positions in the Past Five Years (position, date office held and status of employer)
No other positions held in the last five years
Non-profit sector affiliations
● KidsAbility, Centre for Child Development (Finance Committee)

	Director Nominee

D.G. (Jerry) Wascom

Spring, Texas, United States of America

Age: 59

Current Position: Vice-president, Exxon Mobil Corporation and president ExxonMobil Refining & Supply Company

Not independent

Director since:

July 30, 2014

Skills and experience:

●    Leadership of large
 organizations

●    Operations/technical

●    Project management

●    Global experience

●    Strategy development

●    Financial expertise

●    Executive compensation

Mr. Wascom is a vice-president of Exxon Mobil Corporation and is the president of ExxonMobil Refining & Supply Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global refining and supply operations. He is located in Spring, Texas. Mr. Wascom has worked for ExxonMobil in a range of refining operations management assignments, as well as international assignments in Asia Pacific.

	Board and Committee Membership			Attendance in 2015
	Imperial Oil Limited board Executive resources committee Environment, health and safety committee Nominations and corporate governance committee Contributions committee Annual meeting of shareholders			7 of 7 7 of 7 2 of 2 4 of 4 2 of 2 1 of 1	100% 100% 100% 100% 100% 100%
				Overall Attendance – 100%
	Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
	As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
	Holdings as of February 10, 2016 (#)	0	0	0	0
	Total Market Value as at February 10, 2016 ($)	0	0	0	0
	No share ownership guidelines apply.
	Change in Ownership from last proxy disclosure in 2015 (a) (b)
	As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
	Year over year change	0	0	0	0
	Exxon Mobil Corporation Equity Ownership (a) (c) (e)
	As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
	February 10, 2016	16,262 (<0.01%)	159,200	175,462	19,447,520
	Public Company Directorships in the Past Five Years
	None
	Public Board Interlocks
	None
	Other Positions in the Past Five Years (position, date office held and status of employer)
Voting Results of 2015 Annual General Meeting: Votes For: 725,745,046 (97.15%) Votes Withheld: 21,291,884 (2.85%) Total Votes: 747,036,930	● Director, Refining North America, ExxonMobil Refining & Supply Company (2013 - 2014) (Affiliate) ● Director, Refining Americas, ExxonMobil Refining & Supply Company (2009 - 2013) (Affiliate)
	Non-profit sector affiliations
	None

	Director Nominee

S.D. (Sheelagh) Whittaker

London, England

Age: 68

Current Position:

Nonemployee director

Independent

Director since:

April 19, 1996

Normally ineligible for re-election in 2019

Skills and experience:

●   Leadership of large
   organizations

●   Global experience

●   Strategy development

●   Audit committee financial
   expert

●   Financial expertise

●   Government relations

●   Information technology

●   Executive compensation

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

	Board and Committee Membership			Attendance in 2015

 Imperial Oil Limited board

 Audit committee

 Executive resources committee

 Environment, health and safety committee

 Nominations and corporate governance committee  (Chair)

 Contributions committee

 Annual meeting of shareholders

				7 of 7 5 of 5 7 of 7 2 of 2 4 of 4 2 of 2 1 of 1	100% 100% 100% 100% 100% 100% 100%
				Overall Attendance – 100%
	Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
	As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
	Holdings as of February 10, 2016 (#)	9,350 (<0.01%)	47,160	10,000	66,510
	Total Market Value as at February 10, 2016 ($)	386,903	1,951,481	413,800	2,752,184
	Share ownership guidelines have been met.
	Change in Ownership from last proxy disclosure in 2015 (a) (b)
	As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
	Year over year change	0	3,550	0	3,550
	Exxon Mobil Corporation Equity Ownership (a) (c) (e)
	As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
	February 10, 2016	0	0	0	0
	Public Company Directorships in the Past Five Years
	● Standard Life Canada (2013 – 2015) ● Standard Life plc (2009 – 2013)
	Public Board Interlocks
	None
	Other Positions in the Past Five Years (position, date office held and status of employer)
Voting Results of 2015 Annual General Meeting: Votes For: 745,240,057 (99.76%) Votes Withheld: 1,796,873 (0.24%) Total Votes: 747,036,930	No other positions held in the last five years
	Non-profit sector affiliations
	● Member of the VIP Advisory Board of the European Professional Women’s Network ● Nanaimo Child Development Centre (volunteer)

Director Nominee

V.L. (Victor) Young,

O.C.

St. John’s, Newfoundland and Labrador, Canada

Age: 70

Current Position:

Nonemployee director

Independent

Director since:

April 23, 2002

Normally ineligible for re-election in 2018

Skills and experience:

●    Leadership of large
   organizations

●    Strategy development

●    Audit committee financial expert

●    Financial expertise

●    Government relations

●    Executive compensation

From November 1984 until May 2001, Mr. Young served as chairman and chief executive officer of Fishery Products International Limited, a frozen seafood products company. Mr. Young is a director of Royal Bank of Canada and is also a director of McCain Foods Limited, a privately owned corporation. Mr. Young was appointed an Officer of the Order of Canada in 1996 and is currently the chair of the Regulatory Advisory Committee on Red Tape Reduction established by the Government of Canada.

	Board and Committee Membership			Attendance in 2015

Imperial Oil Limited board

Audit committee (Chair)

Executive resources committee

Environment, health and safety committee

Nominations and corporate governance committee

Contributions committee

Annual meeting of shareholders

				7 of 7 5 of 5 7 of 7 2 of 2 4 of 4 2 of 2 1 of 1	100% 100% 100% 100% 100% 100% 100%
				Overall Attendance – 100%
	Imperial Oil Limited Equity Ownership (a) (b) (c) (d)
	As at	Common Shares (% of class)	Deferred Share Units (DSU)	Restricted Stock Units (RSU)	Total Common Shares, DSU and RSU
	Holdings as of February 10, 2016 (#)	22,500 (<0.01%)	12,042	10,000	44,542
	Total Market Value as at February 10, 2016 ($)	931,050	498,298	413,800	1,843,148
	Share ownership guidelines have been met.
	Change in Ownership from last proxy disclosure in 2015 (a) (b)
	As at	Change in Common Shares Held	Change in Deferred Share Units Held (DSU) (#)	Change in Restricted Stock Units Held (RSU) (#)	Total Year over Year change in Common Shares, DSU and RSU Holdings (#)
	Year over year change	0	890	0	890
	Exxon Mobil Corporation Equity Ownership (a) (c) (e)
	As at	Common Shares (% of class)	Restricted Stock	Total Common Shares and Restricted Stock	Total Market Value of Common Shares and Restricted Stock ($)
	February 10, 2016	0	0	0	0
	Public Company Directorships in the Past Five Years
	● Royal Bank of Canada (1991 – Present)
	Public Board Interlocks
	None
	Other Positions in the Past Five Years (position, date office held and status of employer)
Voting Results of 2015 Annual General Meeting: Votes For: 746,526,971 (99.93%) Votes Withheld: 509,959 (0.07%) Total Votes: 747,036,930	No other positions held in the last five years
	Non-profit sector affiliations
	● Advisory committee on red tape reduction established by the Government of Canada (Chair) ● Gathering Place (Fundraising committee)

Footnotes to Directors Tables on pages 85 through 91:

(a)	The information includes the beneficial ownership of common shares of Imperial Oil Limited and shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)	The company’s plan for restricted stock units for nonemployee directors is described on page 111. The company’s plan for deferred share units for nonemployee directors is described on page 110. The company’s plan for restricted stock units for selected employees is described on page 125.
(c)	The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2009 through 2015 and deferred share units received since directors’ appointment. The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(d)	The value for Imperial Oil Limited common shares, deferred share units, restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $41.38 on February 10, 2016.
(e)	The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares of $79.35 U.S., which is converted to Canadian dollars at the noon rate of exchange of $1.3968 provided by the Bank of Canada for February 10, 2016.

Director qualification and selection process

Selection Process

The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The committee identifies candidates from a number of sources, including executive search firms and referrals from existing directors. The process for selection is described in paragraph 9(a) of the Board of Directors Charter attached as Appendix B. The committee will consider potential future candidates as required.

In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work Experience

●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations/technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)

Other Expertise

●	Audit committee financial expert (also see the financial expert section in the audit committee chart on page 99)
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic/research)
●	Expertise in information technology (Information technology)
●	Expertise in executive compensation policies and practices (Executive compensation)

With the objective of fostering a diversity of expertise, viewpoint and competencies, the nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:

●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;

●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and

●	providing diversity of age, gender and regional association.

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

When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 9(b) of the Board of Directors Charter found in Appendix B of this circular. Candidates for re-nomination are expected not to change their principal position, the thrust of their involvement or their regional association in a way that would significantly detract from their value as a director of the corporation. They are also expected to continue to be compatible with the criteria that led to their selection as nominees.

Diversity of our Board Nominees

The company has a longstanding commitment to diversity amongst its directors. The company has had a woman on its board continuously for the last 39 years, and today, 40% of its independent directors are women (29% of the entire board). The following charts show the diversity of our board nominees with respect to age, gender and regional association.

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

Director orientation, education, development, tenure and performance assessment

Orientation, education and development

The corporate secretary organizes an orientation program for all new directors. In a series of meetings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, organizational structure, security, information technology management and on critical planning and reserves processes. They also receive key governance and disclosure documents and a comprehensive board manual which contains a record of historical information about the company, by-laws, company policies, the charters of the board and its committees, other relevant company business information, information on directors’ duties and additional board related activities and calendars.

Continuing education is provided to board and committee members through regular presentations by management which focus on providing more in-depth information about key aspect of the business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance to the company’s operations. In September, 2015, the board visited the Syncrude site in Fort McMurray, Alberta for an operations tour. The board and the committees received a number of presentations in 2015 focused on performance, strategy and opportunities for the business. Some of these continuing education events included a safety and environmental performance review, upstream and downstream performance and improvement plans, a review of risk management systems and processes, a presentation on an organizational efficiency initiative, an assessment of owned retail sites and market competitiveness, a review of corporate governance and regulatory issues, a review of liquefied natural gas opportunities, a review of the lubricants business, a review of research initiatives, several market access updates, a review of the pension plan and associated legislation and a presentation on procurement strategies.

Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2015, the directors received presentations on the global supply, demand and transportation of crude, ExxonMobil’s global business overview and ExxonMobil’s audit program and processes.

Members of the board also receive an extensive package of materials prior to each board meeting that provides a comprehensive summary on each agenda item to be discussed. Similarly, the committee members also receive a comprehensive summary on each agenda item to be discussed by that particular committee. Informational communications and other written publications or reports of interest to the directors are also forwarded routinely.

The board members are canvassed as to whether there are any additional topics relevant to the board or to a specific committee that they would like to see addressed and management schedules presentations covering these areas. In addition, at every meeting the board receives an extensive update from the chairman, president and chief executive officer on business environment trends, relevant geopolitical activities, federal government priorities, key provincial issues and competitor activities, as appropriate.

Tenure

Collectively, the seven nominees for election as directors have 64 years of experience on this company’s board. The board charter provides that incumbent directors will not be renominated if they have attained the age of 72, except under exceptional circumstances and at the request of the chairman. The company does not have term limits for independent directors because it values the comprehensive knowledge of the company that long serving directors possess and independent directors are expected to remain qualified to serve for a minimum of five years. The following chart shows the current years of service of the members of the board of directors and the year they would normally be expected to retire from the board.

Name of Director	Years of service on the board	Year of expected retirement from the board for independent directors
K.T. Hoeg	8 years	2022
R.M. Kruger	3 years	-
J.M. Mintz	11 years	2023
D.S. Sutherland	6 years	2022
D.G. Wascom	2 years	-
S.D. Whittaker	20 years	2019
V.L. Young	14 years	2018
Years of experience on the board: 64 Average tenure: 9 years.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2015, the directors engaged in a board performance assessment with the chairman, president and chief executive officer during which the directors’ evaluated the board’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discussed a summary of these topics at its January 2016 meeting.

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

Independent director executive sessions

The executive sessions of the board are meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2015. The purposes of the executive sessions of the board include the following:

●	raising substantive issues that are more appropriately discussed in the absence of management;
●	discussing the need to communicate to the chairman of the board any matter of concern raised by any committee or director;
●	addressing issues raised but not resolved at meetings of the board and assessing any follow-up needs with the chairman of the board;
●	discussing the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties, and advising the chairman of the board of any changes required; and
●	seeking feedback about board processes.

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

Committee structure

The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the five independent directors are members of each committee. D.G. Wascom is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. R.M. Kruger is also a member of the contributions committee. Board committees work on key issues in greater detail than would be possible at full board meetings allowing directors to more effectively discharge their stewardship responsibilities. The five independent chairs of the five committees are able to take a leadership role in executing the board’s responsibility with respect to a specific area of the company’s operations falling within the responsibility of the committee he or she chairs. The board and each committee have a written charter that can be found in Appendix B of this circular. The charters are reviewed and approved by the board annually. The charters set out the structure, position description for the chair and the process and responsibilities of that committee. The five committees of the board are:

●	audit committee,
●	executive resources committee,
●	environment, health and safety committee,
●	nominations and corporate governance committee, and
●	contributions committee.

The following tables provide additional information about the board and its five committees:

Board of Directors

Directors	● R.M. Kruger (chair) ● K.T. Hoeg ● J.M. Mintz ● D.S. Sutherland ● D.G. Wascom ● S.D. Whittaker ● V.L. Young

Number of meetings in 2015

Seven meetings of the board of directors were held in 2015. There were no special meetings held this year. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2015.

Mandate

The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix B of this circular.

Highlights of 2015

●      Provided oversight in support of safety and environmental performance.

●      Regularly discussed risk management and business controls environment.

●      Extensively discussed business trends and market factors relevant to the company.

●      Regularly assessed performance of the Kearl oil sands development project.

●      Discussed priorities and plans associated with market access strategy.

●      Reviewed strategies and plans associated with in-situ growth projects.

●      Conducted site visit to Syncrude to review operational improvement plans.

●      Reviewed extensive organizational efficiency and productivity initiatives.

Role in Risk Oversight

The chairman, president and chief executive officer is charged with identifying, for review with the board of directors, the principal risks of the corporation’s business, and ensuring appropriate systems are in place to manage such risks. The company’s financial, execution and operational risk rests with management and the company is governed by well-established risk management systems. The board of directors carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions.

Disclosure Policy

The company is committed to full, true and plain public disclosure of all material information in a timely manner, in order to keep security holders and the investing public informed about the company’s operations. The full details of the corporate disclosure policy can be found on the company’s internet site at www.imperialoil.ca.

Independence	The current board of directors is composed of seven directors, the majority of whom (five out of seven) are independent. The five independent directors are not employees of the company.

Audit Committee

Committee Members	● V.L. Young (chair) ● S.D. Whittaker (vice-chair) ● K.T. Hoeg ● J.M. Mintz ● D.S. Sutherland

Number of meetings in 2015

Five meetings of the audit committee were held in 2015. The committee members met in camera without management present at every regularly scheduled meeting and also separately with the internal auditor and the external auditor at all regularly scheduled meetings.

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

Highlights of 2015

●     Reviewed the interim and full year financial and operating results.

●     Reviewed and assessed the results of the internal auditor’s audit program.

●     Reviewed and assessed the external auditor plan, performance and fees.

●     Reviewed the committee’s mandate and completed the committee self-assessment.

●     Reviewed evolving regulations and reporting obligations.

●     Reviewed future initiatives to reduce operating and capital expenditures.

●     Implemented external auditor performance evaluation.

●     Auditor independence maintained with rotation of external auditor managing partner for the coming  year.

●     Analysis of competitor downstream earnings, operations, sales and marketing and capital  efficiencies.

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

Executive Resources Committee

Committee Members

●     K.T. Hoeg (chair)

●     V.L. Young (vice-chair)

●     J.M. Mintz

●     D.S. Sutherland

●     D.G. Wascom

●     S.D. Whittaker

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Number of meetings in 2015	Seven meetings of the executive resources committee were held in 2015.

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

Highlights of 2015

●     Appointment of senior vice president, finance & administration and controller.

●     Appointment of general auditor.

●     Appointment of four officer positions.

●     Reviewed organizational strategy and continued focus on succession planning for senior  management positions.

●     Reviewed executive compensation program and principles.

Committee members relevant skills and experience

Ms. Hoeg, Ms. Whittaker, Mr. Wascom, Mr. Sutherland and Mr. Young had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Ms. Hoeg, Mr. Mintz, Mr. Sutherland and Ms. Whittaker sit or have sat on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

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

Environment, Health and Safety Committee

Committee Members	● J.M. Mintz (chair) ● D.S. Sutherland (vice-chair) ● K.T. Hoeg ● D.G. Wascom ● S.D. Whittaker ● V.L. Young

Number of meetings in 2015	Two meetings of the environment, health and safety committee were held in 2015.

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

Highlights in 2015	● Personnel and process safety review. ● Emission and environmental incident review. ● Operations integrity management system review. ● Security incident review.

Role in Risk Oversight

The environment, health and safety committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas. The committee receives regular reports from management on these matters.

Independence	The members of the environment, health and safety committee are independent, with the exception of D.G. Wascom.

Nominations and Corporate Governance Committee

Committee Members	● S.D. Whittaker (chair) ● J.M. Mintz (vice-chair) ● K.T. Hoeg ● D.S. Sutherland ● D.G. Wascom ● V.L. Young

Number of meetings in 2015	Four meetings of the nominations and corporate governance committee were held in 2015.

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

Highlights in 2015

●     Corporate governance update.

●     Reviewed non-employee director compensation.

●     Approved statement of corporate governance practices.

●     Review of board and committee self-assessment.

●     Board and committee charter revisions.

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

Contributions Committee

Committee Members	• D.S. Sutherland (chair) • K.T. Hoeg (vice-chair) • R.M. Kruger • J.M. Mintz • D.G. Wascom • S.D. Whittaker • V.L. Young

Number of meetings in 2015	Two meetings of the contributions committee were held in 2015.

Mandate

The role of the contributions committee is to oversee all of the company’s community investment activities, including charitable donations which are presently made through the Imperial Oil Foundation. The formal mandate of the contributions committee can be found within the Contributions Committee Charter in Appendix B of this circular.

Highlights in 2015

•    Second year assessment under London Benchmarking Standards (LBG) for community investment showing further improvement in program management costs, and creation of overall value to the community of $20.3M.

•    Successful transition of STEM education to greater focus on trades and technologies including the execution of major grants to Women Building Futures, NAIT (Northern Alberta Institute of Technology and SAIT (Southern Alberta Institute of Technology).

•    Continued focus on operations with specific investments in communities.

•    Strong support for the United Way with total giving by Imperial and employees of more than $4.8M.

Independence	The majority of the members of the contributions committee are independent (five out of seven) with the exception of R.M. Kruger and D.G. Wascom.

Committee memberships of the directors

The chart below shows the company’s committee memberships and the chair of each committee.

Director	Board committees
	Nominations and corporate governance committee	Audit committee (b)	Environment health and safety committee	Executive resources committee	Contributions committee
K.T. Hoeg (c)	✓	✓	✓	Chair	✓
R.M. Kruger (a)	-	-	-	-	✓
J.M. Mintz	✓	✓	Chair	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓	Chair
S.D. Whittaker (c)	Chair	✓	✓	✓	✓
D.G. Wascom (a)	✓	-	✓	✓	✓
V.L. Young (c)	✓	Chair	✓	✓	✓

(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE MKT LLC.
(c)	Audit committee financial experts under US regulatory requirements.

Number of meetings and director attendance in 2015

The chart below shows the number of board, committee and annual meetings held in 2015.

Number of meetings

Board or committee	Number of meetings held in 2015
Imperial Oil Limited board	7
Audit committee	5
Executive resources committee	7
Environment, health and safety committee	2
Nominations and corporate governance committee	4
Contributions committee	2
Annual meeting of shareholders	1

Director attendance

The following chart provides a summary of the attendance record of each of the directors in 2015. The attendance record of each director nominee is also set out in his or her biographical information on pages 85 through 91. The attendance chart also provides an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Environment health and safety committee	Nominations and corporate governance committee	Contributions committee	Annual meeting	Total	Percentage by director
K.T. Hoeg	7 of 7	5 of 5	7 of 7 (chair)	2 of 2	4 of 4	2 of 2	1 of 1	28 of 28	100%
R.M. Kruger	7 of 7 (chair)	-	-	-	-	2 of 2	1 of 1	10 of 10	100%
J.M. Mintz	7 of 7	5 of 5	7 of 7	2 of 2 (chair)	4 of 4	2 of 2	1 of 1	28 of 28	100%
D.S. Sutherland	7 of 7	5 of 5	7 of 7	2 of 2	4 of 4	2 of 2 (chair)	1 of 1	28 of 28	100%
D.G. Wascom	7 of 7	-	7 of 7	2 of 2	4 of 4	2 of 2	1 of 1	23 of 23	100%
S.D. Whittaker	7 of 7	5 of 5	7 of 7	2 of 2	4 of 4 (chair)	2 of 2	1 of 1	28 of 28	100%
V.L. Young	7 of 7	5 of 5 (chair)	7 of 7	2 of 2	4 of 4	2 of 2	1 of 1	28 of 28	100%
Percentage by committee	100%	100%	100%	100%	100%	100%	100%	173/173	Overall attendance percentage 100%

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

	Minimum share ownership requirement	Time to fulfill

Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment

Independent directors	15,000 shares	Within 5 years of initial appointment

The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 10, 2016, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 11, 2015 to February 10, 2016) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Total at-risk value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met or date required to achieve minimum requirement
K.T. Hoeg	May 1, 2008	3,283	34,219	1,415,982	15,000	Yes

R.M. Kruger	March 1, 2013	100,700	283,500	11,731,230	Five times base salary	Yes

J.M. Mintz	April 21, 2005	3,237	31,222	1,291,966	15,000	Yes

D.S. Sutherland	April 29, 2010	4,208	71,724	2,967,939	15,000	Yes

S.D. Whittaker	April 19, 1996	3,550	66,510	2,752,184	15,000	Yes

V.L. Young	April 23, 2002	890	44,542	1,843,148	15,000	Yes
Total accumulated holdings (#) and value of directors’ holdings ($)			531,717	22,002,449

(a)	The amount shown in the column “Total at-risk value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on February 10, 2016 ($41.38).

Year Over Year Increase in Independent Directors’ At Risk Shareholdings

(a)	At-risk holdings include common shares, deferred share units and restricted stock units.

Other public company directorships

The following table shows which directors and director nominees serve on the boards of other reporting issuers and the committee membership in those companies.

Name of director or nominee	Other reporting issuers of which director is also a director	Type of company	Stock Symbol: Exchange	Committee appointments

K.T. Hoeg	Sun Life Financial Inc.	Financial services - Insurance	SLF: TSX, NYSE, Other	Management resources committee (Chair)
Risk review committee
	New Flyer Industries Inc.	Manufacturer of heavy duty transit buses	NFI:TSX	Human resources, compensation and corporate governance committee

R.M. Kruger	--	--	--	--

J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI: TSX	Audit committee
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT: NYSE	Lead director
	United States Steel Corporation	Iron and steel	X: NYSE	Chairman of the board

S.D. Whittaker	--	--	--	--

D.G. Wascom	--	--	--	--

V.L. Young	Royal Bank of Canada	Financial services - banks and trusts	RY: TSX, NYSE, Other	Human resources committee
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

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 110.

Compensation decision making process and considerations

The nominations and corporate governance committee relies on market comparisons with a group of 22 major Canadian companies with national and international scope and complexity. The company draws its nonemployee directors from a wide variety of industrial sectors and, as such, a broad sample is appropriate for this purpose. The nominations and corporate governance committee does not target any specific percentile among comparator companies at which to align compensation for this group. The 22 comparator companies included in the benchmark sample are as follows:

Comparator companies for nonemployee directors
Bank of Montreal	Cenovus Energy Inc.	Royal Bank of Canada
Bank of Nova Scotia	EnCana Corporation	Sun Life Financial Inc.
BCE Inc.	Husky Energy Inc.	Suncor Energy Inc.
Bombardier Inc.	Manulife Financial Corporation	TELUS Inc.
Canadian Imperial Bank of Commerce	Potash Corporation	Thomson Reuters Corporation
Canadian National Railway Company	Power Financial Corporation	The Toronto-Dominion Bank
Canadian Natural Resources Limited	Repsol (formerly Talisman Energy Inc)	TransCanada Corporation
Canadian Pacific Railway Limited

The nominations and corporate governance committee decided not to use an external research firm to assemble the comparator data to determine compensation for the July 1, 2015 - June 30, 2016 period. The committee relied instead on an internally-led assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internal assessment maintained the compensation design philosophy, objectives and principles and was consistent with previous methodology used in this analysis.

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

Director compensation details and tables

Compensation Details

Annual retainer

The annual retainer for board memberships was $110,000 per year. The nonemployee directors were also paid $20,000 for membership on all board committees. Additionally, each board committee chair received a retainer of $10,000 for each committee chaired. Nonemployee directors were not paid a fee for attending board and committee meetings for each of the seven regularly-scheduled meetings. However, they were eligible to receive a fee of $2,000 per board or committee meeting occurring on any other day. In 2015, there were no other meetings that occurred outside of the seven regularly-scheduled meeting days.

Deferred share units

In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair, in the form of deferred share units.

The following table shows the portion of the annual retainer for board membership, annual retainer for committee membership and annual retainer for committee chair which each nonemployee director elected to receive in cash and deferred share units in 2015.

Director	Election for 2015 director fees in cash (%)	Election for 2015 director fees in deferred share units (%)

K.T. Hoeg	0	100

J.M. Mintz	0	100

D.S. Sutherland	0	100

S.D. Whittaker	0	100

V.L. Young	75	25

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

A nonemployee director may only exercise these deferred share units by the end of the calendar year following the year of termination of service as a director of the company, including termination of service due to death. No deferred share units granted to a nonemployee director may be exercised unless all of the deferred share units are exercised on the same date.

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. Restricted stock units are awarded annually with 50 percent vesting in cash three years from the date of grant and the remaining 50 percent vesting on the seventh anniversary of the grant date. Directors can elect to receive one common share for each unit or a cash payment for the units to be exercised on the seventh anniversary of the date of grant of the restricted stock units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. The restricted stock unit plan is described in more detail on page 125. In 2015, each nonemployee director received a grant of 2,000 restricted stock units.

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

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors for 2015.

Director	Annual retainer for board membership ($)	Annual retainer for committee membership ($)	Annual retainer for committee chair ($)	Restricted stock units (RSU) (#)	Fee for board and committee meetings not regularly scheduled		Total fees paid in cash ($) (a)	Total value of deferred share units (DSU) ($) (b)	Total value of restricted stock units (RSU) ($) (c)	All other compen- sation ($) (d)	Total compen- sation ($)
					Number of non- regularly scheduled meetings attended (#)	Fee ($2,000 x number of non- regularly scheduled meetings attended) ($)

K.T. Hoeg	110,000	20,000	10,000 (ERC)	2,000	0	0	0	140,000	83,900	17,125	241,025

J.M. Mintz	110,000	20,000	10,000 (EH&S)	2,000	0	0	0	140,000	83,900	15,827	239,727

D.S. Sutherland	110,000	20,000	10,000 (CC)	2,000	0	0	0	140,000	83,900	12,584	236,484

S.D. Whittaker	110,000	20,000	10,000 (N&CG)	2,000	0	0	0	140,000	83,900	29,550	253,450

V.L. Young	110,000	20,000	10,000 (AC)	2,000	0	0	105,000	35,000	83,900	11,498	235,398

(a)	“Total fees paid in cash” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as cash, plus the “Fee for board and committee meetings not regularly scheduled”. This amount is reported as “Fees earned” in the Director compensation table on page 112.
(b)	“Total value of deferred share units” is the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership”, and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 110. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 112.
(c)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $41.95.
(d)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2015, K.T. Hoeg received $5,170 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $11,955 in lieu of dividends on deferred share units. J.M. Mintz received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,813 in lieu of dividends on deferred share units. D.S. Sutherland received $4,110 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $8,474 in lieu of dividends on deferred share units. S.D. Whittaker received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $24,250 in lieu of dividends on deferred share units. V.L. Young received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,198 in lieu of dividends on deferred share units.

Compensation tables

The following table summarizes the compensation paid, payable, awarded or granted for 2015 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($) (c)	Share- based awards ($) (d)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value (#)	All other compensation ($) (e)	Total ($)
K.T. Hoeg (b)	0	223,900	-	-	-	17,125	241,025
J.M. Mintz (b)	0	223,900	-	-	-	15,827	239,727
D.S. Sutherland (b)	0	223,900	-	-	-	12,584	236,484
S.D. Whittaker (b)	0	223,900	-	-	-	29,550	253,450
V.L. Young (b)	105,000	118,900	-	-	-	11,498	235,398

(a)	As directors employed by the company or Exxon Mobil Corporation in 2015, R.M. Kruger and D.G. Wascom did not receive compensation for acting as directors.
(b)	Starting in 1999, the nonemployee directors have been able to receive all or part of their directors’ fees in the form of deferred share units.
(c)	Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees, committee, chair and meeting fees.
(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant. The dollar value of deferred share units shown is the value of the portion of the “Annual retainer for board membership”, “Annual retainer for committee membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 110.
(e)	Amounts under “All other compensation” consist of dividend equivalent payments on unexercised restricted stock units, the value of additional deferred share units granted in lieu of dividends on unexercised deferred share units and security provided for certain directors. In 2015, K.T. Hoeg received $5,170 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $11,955 in lieu of dividends on deferred share units. J.M. Mintz received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $9,813 in lieu of dividends on deferred share units. D.S. Sutherland received $4,110 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $8,474 in lieu of dividends on deferred share units. S.D. Whittaker received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $24,250 in lieu of dividends on deferred share units. V.L. Young received $5,300 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,198 in lieu of dividends on deferred share units.

Total compensation paid to non-employee directors
Year	Amount
2011	$ 1,149,625
2012	$1,176,166
2013	$1,245,529
2014	$1,326,687
2015	$1,206,084

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2015 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)
K.T. Hoeg	-	-	-	-	34,219	1,542,593
J.M. Mintz	-	-	-	-	30,222	1,362,408
D.S. Sutherland	-	-	-	-	26,724	1,204,718
S.D. Whittaker	-	-	-	-	57,160	2,576,773
V.L. Young	-	-	-	-	22,042	993,653

(a)	As directors employed by the company or Exxon Mobil Corporation in 2015, R.M. Kruger and D.G. Wascom did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2015.
(c)	Value is based on the closing price of the company’s shares on December 31, 2015, which was $45.08.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2015.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($)
K.T. Hoeg (b)	-	85,680	-
J.M. Mintz (b)	-	85,680	-
D.S. Sutherland (c)	-	42,840	-
S.D. Whittaker (b)	-	85,680	-
V.L. Young (b)	-	85,680	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2015, R.M. Kruger and D.G. Wascom did not receive compensation for acting as directors.
(b)	Represents restricted stock units granted in 2008 and 2012, which vested in 2015.
(c)	Represents restricted stock units granted in 2012 and vested in 2015.
(d)	Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the exercise date and the four consecutive trading days immediately prior to the exercise date.

IV. Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at the end of 2015 were:

Name	Age (as of February 10, 2016)	Position held at end of 2015 (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Richard M. Kruger Calgary, Alberta, Canada	56	Chairman, president and chief executive officer (2013 – Present)	● Vice-president, Exxon Mobil Corporation and President, ExxonMobil Production Company (2008 – 2013) (Affiliate)

Beverley A. Babcock Calgary, Alberta, Canada	54	Senior vice-president, finance and administration, and controller (September 2015 – Present)

●  Vice-president, corporate financial services, Exxon Mobil Corporation

(2013 – 2015)

(Affiliate)

●  Assistant controller, corporate accounting services, Exxon Mobil Corporation

(2011 – 2013)

(Affiliate)

Bart P. Cahir Calgary, Alberta, Canada	43	Senior vice-president, upstream (January 2015 – Present)	● Production manager and Lead country manager, ExxonMobil Qatar Inc. (2011 – 2014) (Affiliate)

William J. Hartnett Calgary, Alberta, Canada	66	Vice-president and general counsel (2014 – Present)	● Assistant general counsel (1992 – 2013)

Bradley G. Merkel Calgary, Alberta, Canada	53	Vice-president, fuels, lubricants and specialties marketing (2013 – Present)	● Vice-president and general manager, fuels marketing (2011 – 2013)

Other executive officers of the company

Name	Age (as of February 10, 2016)	Position held at end of 2015 (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Tim J. Adams Calgary, Alberta, Canada	55	Manager, supply and manufacturing (2015 – Present)	● Supply manager (2012 – 2015)

David G. Bailey Calgary, Alberta, Canada	46	Treasurer (2013 – Present)	● Manager, Dallas treasury centre Exxon Mobil Corporation (2010 – 2013) (Affiliate)

Rick J. Gallant Calgary, Alberta, Canada	54	Vice-president, oil sands development and research (2013 – December 31, 2015) Vice-president, upstream engineering (January 1, 2016 – Present)	● General manager, production projects ExxonMobil Production Corporation (2010 – 2013) (Affiliate)

Randy D. Gillis Calgary, Alberta, Canada	58	Assistant controller (2012 – Present)	● Manager, operations accounting (2006 – 2012)

Denise H. Hughes Calgary, Alberta, Canada	48	Vice-president, human resources (2013 – Present)	● Manager, executive development, education compensation and benefits (2010 – 2013)

Name	Age (as of February 10, 2016)	Position held at end of 2015 (date office held)	Other Positions in the Past Five Years (position, date office held and status of employer)

Marvin E. Lamb Calgary, Alberta, Canada	60	Director, corporate tax (2001 – Present)	No other positions held in the last five years

Lara H. Pella Calgary, Alberta, Canada	46	Assistant general counsel and corporate secretary (2013 – Present)	● Assistant general counsel (2010 – 2013)

Letter to Shareholders from the executive resources committee on executive compensation

Dear Fellow Shareholders:

The executive resources committee (“committee”) would like to outline for you the role of the committee in ensuring good governance in the management of executive compensation within the company.

Compensation governance

The committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer, key senior executives and officers of the company. In exercising this responsibility, the committee views long-term orientation and the management of risk as integral elements of the compensation policies and practices of the company. These policies and practices are designed to keep management, including named executive officers, focused on the strategic objectives of the company over the long term and to effectively assess and mitigate risk in the execution of these objectives. The committee exercises oversight of a compensation program that supports the company’s objective to attract, develop and retain key talent needed to achieve its strategic objectives.

The compensation discussion and analysis (“CD&A”) section that follows describes the compensation program for the company’s named executive officers and how the program supports the business goals of the company. The company’s compensation program is designed to:

●	align the interests of its executives with long-term shareholder interests;
●	encourage executives to manage risk and take a long-term view when making investments and managing the assets of the business;
●	reinforce the company’s philosophy that the experience, skill and motivation of the company’s executives are significant determinants of future business success; and
●	promote career orientation and strong individual performance.

The compensation program design is aligned with the core elements of the majority shareholder’s compensation program, including linkage to short and mid-term aspects of incentive pay, long-term vesting periods, risk of forfeiture and alignment with the shareholder experience.

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

2015 Business Performance Results

In addition to individual performance, the committee also considers business results. In 2015 upstream financial performance was significantly affected by lower global crude prices. Notwithstanding the difficult upstream business environment, the committee evaluated the company’s performance relative to its proven business model and strategies to deliver long-term shareholder value. Key 2015 business results include:

●	best-ever safety and environmental performance;
●	continued effective management of enterprise risk and operational integrity;
●	22 percent increase in liquids production reaching the highest level in more than two decades:
●	early start-up of the expansion project and strong overall Kearl performance
●	completion of the Cold Lake Nabiye expansion project
●	commissioning and start-up of the Edmonton rail terminal to support market access
●	strong financial and operating performance across the downstream businesses;
●	record high chemical earnings and progression of the gas cracker furnace project;
●	technical qualification of SA-SAGD technology for industry’s first potential application at Aspen;
●	$1.5 billion reduction in operating and capital costs;
●	$3.6 billion in capital and exploration expenditures, primarily directed to upstream growth;
●	$1.1 billion net income generating $2.2 billion cash flow from operations; and
●	$449 million in dividends distributed to shareholders.

Collectively these factors had an impact on 2015 compensation decisions for the named executive officers. The individual committee members, through their experience in compensation and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration to the company’s compensation policies and practices.

The committee’s assessment is that the company’s compensation program is working as intended and has been effectively integrated over the long term with the company’s business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2016 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

Submitted on behalf of the executive resources committee,

Original signed by

K.T. Hoeg,

Chair, executive resources committee

V.L. Young, Vice-chair

J.M. Mintz

D.S. Sutherland

S.D. Whittaker

D.G. Wascom

Compensation discussion and analysis

Index	Topic	Page
Overview

●     Canadian business environment

●     Business model

●     Key business strategies

●     Key elements of the compensation program

●     Management of risk

●     Other supporting compensation and staffing practices

●     Hedging policy

●     Business performance and basis for compensation

●     Succession planning

120 120 120 120 120 122 122 122 122
Compensation program

●     Career orientation

●     Base salary

●     Annual bonus

●     Long-term incentive compensation - Restricted stock units

- Exercise of restricted stock units

- Amendments to the restricted stock unit plan

- Forfeiture risk

●     Retirement benefits

- Pension plan benefits

- Savings plan benefits

123 124 124 125 126 127 127 127 127 128
Compensation considerations

●     Benchmarking

●     Comparator companies

●     Analytical tools – Compensation summary sheets

●     2015 named executive officer compensation assessment

●     2015 chief executive officer compensation assessment

●     Pay awarded to other named executive officers

●     Independent consultant

●     Performance graph

129 129 130 131 132 132 133 133
Executive compensation tables and narratives

●     Summary compensation table

●     Outstanding share-based awards and option-based awards table

●     Incentive plan awards table for named executive officers – Value vested during the year

●     Equity compensation plan information

●     Pension plan benefits table

●     Status of prior long-term incentive compensation plans

134 136 137 138 138 139

Overview

Providing energy to help meet the demands of both Canada and the rest of North America is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business outlook and supports key business strategies as outlined below.

Canadian business environment

●	Large, accessible upstream resources
●	Mature, competitive downstream markets
●	Relative political stability, competitive fiscal regime
●	Evolving regulatory, environmental framework
●	Market access limitations, uncertainties
●	Regional cost pressures, alleviating with downturn

Business model

●	Long-life, competitively advantaged assets
●	Disciplined investment and cost management
●	Value-chain integration and synergies
●	High-impact technologies and innovation
●	Operational excellence and responsible growth

Key business strategies

●	Personnel safety and operational excellence
●	Grow profitable production and sales volumes
●	Disciplined and long-term focus on improving the productivity of the company’s asset mix
●	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow

Focus on these key business strategies is a company priority and supports long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business model and support key business strategies are:

●	long-term career orientation with high individual performance standards (see page 123);
●	base salary that rewards individual performance and experience (see page 124);
●	annual bonus grants to select executives based on company performance, as well as individual performance and experience (see page 124);
●	payment of a large portion of executive compensation in the form of restricted stock units with lengthy vesting periods and risk of forfeiture (see page 125); and
●	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 127 through 129).

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

Compensation components

A substantial portion of total compensation (excluding compensatory pension value) to senior executives is in the form of restricted stock units and an annual bonus. In the judgment of the committee, this mix of short and long-term incentives strikes an appropriate balance in aligning the interests of the senior executives with the business priorities of the company and sustainable growth in long-term shareholder value. Ongoing reviews of our compensation program, including short and long- term incentives, ensure continued relevance of this mix and ongoing applicability for the company.

Restricted stock units

●	Long holding periods - To further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for periods that typically far exceed the holding periods of competitor stock programs. The lengthy holding periods are tailored to the company’s business model. The vesting provisions of the stock program are as follows:
●	to the chairman, president and chief executive officer:
●	50 percent of each grant vests on the fifth anniversary of the date of grant; and
●	the balance vests on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and
●	to all other senior executives:
●	50 percent of each grant vests on the third anniversary of the date of grant; and
●	the balance vests on the seventh anniversary of the date of grant.
●	Risk of forfeiture – During these long holding periods, the restricted stock units are at risk of forfeiture for resignation or detrimental activity. The long vesting periods on restricted stock units and the risk of forfeiture together support an appropriate risk/reward profile that reinforces the long-term orientation expected of senior executives.

Annual bonus

●	Delayed payout – Payout of 50 percent of the annual bonus is delayed. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies and further discourages inappropriate risk taking.
●	Recoupment (“claw-back”) and forfeiture – The entire annual bonus is subject to recoupment (“claw-back”) and the delayed portion of the annual bonus is subject to forfeiture in the event of material negative restatement of the company’s reported financial or operating results. This reinforces the importance of the company’s financial controls and compliance programs. Claw-back and forfeiture provisions also apply if an executive resigns or engages in detrimental activity.

Common programs

All executives of the company, including the named executive officers, participate in common programs (the same salary, incentive and retirement programs). Inappropriate risk taking is discouraged at all levels of the company through similar compensation design features and allocation of awards. Within these programs, the compensation of executives is differentiated based on individual performance assessment, level of responsibility and individual experience. All executives on expatriate assignment from Exxon Mobil Corporation, including named executive officers, also participate in common programs, which are administered by Exxon Mobil Corporation. The named executive officers on assignment from Exxon Mobil Corporation receive the company’s restricted stock units. The executive resources committee reviews and approves compensation recommendations for each named executive officer prior to implementation.

Pension

The company’s defined benefit pension plan and supplemental pension arrangements are highly dependent on executives remaining with the company for a career and performing at the highest levels until retirement. This dimension of total compensation encourages executives to take a long-term view when making business decisions and to focus on achieving sustainable growth for shareholders.

Other supporting compensation and staffing practices

●	A long established program of management development and succession planning is in place to reinforce a career orientation and ensure continuity of leadership.
●	The use of perquisites at the company is very limited, and mainly composed of financial planning for senior executives, the selective use of club memberships which are largely tied to building business relationships and security provided for R.M. Kruger.
●	Tax assistance is provided for employees on expatriate assignment. This assistance consists primarily of a tax equalization component designed to maintain the employees’ overall income tax burden at approximately the same level it would have otherwise been, had they remained in their home country. The expatriate relocation program is broad-based and applies to all executive, management, professional and technical transferred employees.

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

Business performance and basis for compensation

The assessment of individual performance is conducted through the company’s employee appraisal program. Conducted annually, the appraisal process assesses performance against relevant business performance measures and objectives, including the means by which performance is achieved. These business performance measures may include:

●	safety, health and environmental performance;
●	risk management;
●	total shareholder return;
●	net income;
●	return on capital employed;
●	cash distribution to shareholders;
●	operating performance of the upstream, downstream and chemical segments; and
●	effectiveness of actions that support the long-term strategic direction of the company.

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

The executive resources committee regularly reviews the company’s succession plans for key senior executive positions. It considers candidates for these positions from within the company and certain candidates from ExxonMobil. This is an in-depth review of succession plans, which includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key executives. For example, the company has had a long-standing practice to regularly review with senior management the progress of women, which includes topics such as recruitment, attrition, relocation, training and development. Approximately one quarter of company executives are women. The chairman, president and chief executive officer also discusses the strengths and development needs of key succession candidates and progress each year. This provides the board an opportunity to confirm a pipeline of key and diverse talent exists to enable achievement of long-term strategic objectives. The executive resources committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.

Compensation program

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers reflects this on-going strategy. As of February 10, 2016, their career service ranges from approximately 22 to 36 years.

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

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. The salary program in 2015 maintained the company’s desired competitive orientation in the marketplace. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefit calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation.

Annual bonus

Annual bonuses were granted to approximately 65 executives to reward their contributions to the business during the past year. The bonus program is established annually by the executive resources committee based on financial and operating performance, and can be highly variable depending on these results. This bonus reflects the combined value at grant of annual cash bonus and earnings bonus units.

In establishing the annual bonus program and individual executive awards, the executive resources committee:

●	considers input from the chairman, president and chief executive officer on the performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;
●	considers total shareholder return, annual net income of the company and the other key business performance indicators as described on page 122;
●	uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business; and
●	considers a comparison with the majority shareholder.

The cost of the 2015 annual bonus program was $4.4 million versus $6.9 million in 2014. The change in the amount of the annual bonus program reflects lower corporate earnings, which were affected by lower global crude prices. Changes in individual cash bonus awards vary depending on each executive’s performance assessment.

The annual bonus program incorporates unique elements to further reinforce retention and recognize performance. Awards under this program are generally delivered as:

●	50 percent cash paid in the year of grant; and
●	50 percent earnings bonus units with a delayed payout based on cumulative earnings performance.

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

Specifically, earnings bonus units are cash awards that are tied to future cumulative earnings per share. Earnings bonus units pay out when a specified level of cumulative earnings per share is achieved or within three years, whichever is earlier. For earnings bonus units granted in 2015, the maximum settlement value (trigger) or cumulative earnings per share required for payout remained at $3.50. The trigger is intentionally set at a level that is expected to be achieved within the three-year period and reinforces the company’s principle of continuous improvement in business performance.

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

Since November 2011, for executives, the entire annual bonus is subject to a forfeiture and claw-back feature if there is a material negative restatement in the financial results of the company. This claw-back feature may require the executives to forfeit some or all of any unvested earnings bonus units granted in the three years prior to the restatement. Executives may be required to repay to the company any cash amounts received from bonus or earnings bonus units that were paid out up to five years prior to the restatement. In addition, the forfeiture and claw-back provisions also apply to the annual bonus in the event an executive engages in detrimental behavior during employment or up to two years after leaving the company, including working for a competitor.

Long-term incentive compensation – Restricted stock units

The company’s only long-term incentive compensation plan is a restricted stock unit plan, in place since December 2002. The current plan’s vesting periods are as follows:

●	to the chairman, president and chief executive officer:
●	50 percent of each grant vests on the fifth anniversary of the date of grant; and
●	the balance vests on the tenth anniversary of the date of grant or the date of retirement, whichever is later; and
●	to all other senior executives:
●	50 percent of each grant vests on the third anniversary of the date of grant; and
●	the balance vests on the seventh anniversary of the date of grant.

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

In 2015, after an analysis of the competitive orientation of the company’s restricted stock unit program, the program was adjusted to reflect the current business environment and continues to align with the design of the majority shareholder’s program. In 2015, 440 recipients, including 63 executives, were granted 884,080 restricted stock units.

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

As of February 10, 2016 there are 3,810,828 common shares that may be issued in the future with respect to outstanding restricted stock units that represent about 0.45 percent of the company’s currently outstanding common shares. The company’s directors, officers and vice-presidents as a group hold approximately 14 percent of the unexercised restricted stock units that give the recipient the right to receive common shares that represent about 0.06 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the exercise of restricted stock units is 283,500 common shares, which is about 0.03 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. R.M. Kruger holds Exxon Mobil Corporation restricted stock granted in 2012 and previous years, as well as the company’s restricted stock units granted since 2013. B.P. Cahir also holds Exxon Mobil Corporation restricted stock granted in 2014 and previous years, as well as the company’s restricted stock units granted in 2015.

Amendments to the restricted stock unit plan

In 2008, the company’s restricted stock unit plan was amended to provide that the number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time or as issued in any one year. The Toronto Stock Exchange advised that this amendment did not require shareholder approval. Additionally, shareholders approved the following changes to the restricted stock unit plan:

●	In addition to the existing three and seven year vesting provisions, include an additional vesting period option for 50 percent of restricted stock units to vest on the fifth anniversary of the date of grant, with the remaining 50 percent of the grant to vest on the later of the tenth anniversary of the date of grant or the date of retirement of the grantee. The recipient of such restricted stock units may receive one common share of the company per unit or elect to receive the cash payment for all units to be exercised. The choice of which vesting period provision to use will be at the discretion of the company.
●	Set out which amendments in the future will require shareholder approval, and which amendments will only require director approval and to set an exercise price based on the weighted average price of the company’s shares on the exercise date and the four consecutive trading days immediately prior to the exercise date.

As of November 2011, the restricted stock unit plan was amended to include language confirming the long-standing practice of not forfeiting any restricted stock units in the event that grantee’s continued employment terminates on or after the date grantee reaches the age of 65 in circumstances where grantee becomes entitled to an annuity under the company’s retirement plan.

Forfeiture risk

Restricted stock units are subject to forfeiture if:

●	A recipient retires or terminates employment with the company. The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that restricted stock units shall not be forfeited.
●	During employment or during the period of two years after retirement or the termination of employment, the recipient, without the consent of the company, engages in any business that is in competition with the company or otherwise engages in any activity that is detrimental to the company.

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except that R.M Kruger and B.P. Cahir, participate in the Exxon Mobil Corporation pension plans (both tax-qualified and non-qualified).

Pension plan benefits

The estimated annual benefits that would be payable to each named executive officer of the company upon retirement under the company’s pension plan and the supplemental pension arrangements, or under Exxon Mobil Corporation’s tax-qualified and non-qualified pension plans, and the change in the defined benefit obligation for each named executive officer of the company in 2015 can be found in the pension plan benefits table beginning on page 138.

The company’s defined benefit plan was amended in 2015 to provide a single 1.5 percent accrual formula for employees hired on and after September 1, 2015. All plan participants employed prior to the date of the change will continue to accrue pension benefits based on accrual formulae in place prior to September 1, 2015. The company’s supplemental pension arrangements address any portions of the defined benefit that cannot be paid from the registered plan. Any amounts paid to an eligible employee, in this regard, are subject to the employee meeting the terms of the registered pension plan and the criteria of the supplemental pension arrangements, as applicable. The company does not grant additional pension service credit.

Predecessor plans have been in place since 1919, including a historic provision with a 1.6 percent accrual formula that was closed to new participants at the end of 1997. All named executive officers, except those who are participants in Exxon Mobil Corporation’s plans (R.M Kruger and B.P. Cahir), are participants of this historic 1.6 percent provision of the plan. It can provide an annual benefit of 1.6 percent of final three-year average earnings per each year of service, with a partial offset for applicable government pension benefits. An employee participating in this provision may elect to forego a portion of the company’s matching contributions to the savings plan to receive additional pension value equal to 0.4 percent of the employee’s final three-year average earnings, multiplied by the employee’s years of service, while foregoing such company contributions. For participants of this provision, earnings, for the purpose of the company’s registered pension plan, include average base salary during the last 36 consecutive months of service prior to retirement or the highest consecutive three calendar years of earnings in the last 10 years of service prior to retirement. The company’s supplemental pension arrangements address any portions of the formula that cannot be paid from the registered plan due to tax regulations.

For the named executive officers, the company’s supplemental pension arrangements similarly provide an annual benefit of 1.6 percent of final average bonus earnings times years of service. Earnings, for the purpose of the supplemental pension arrangement related to cash bonus and earnings bonus units, include the average annual bonus for the highest three of the last five years prior to retirement for eligible executives, but do not include long-term compensation, including restricted stock units. By limiting inclusion of bonuses only to those granted in the five years prior to retirement, there is a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the value of any earnings bonus units received, as described starting on page 124. The aggregate maximum settlement value that could be paid for earnings bonus units is included in the employee’s final three year average earnings for the year of grant of such units. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

The remuneration used to determine the payments on retirement to the individuals named in the summary compensation table on page 134 corresponds generally to the salary, bonus and earnings bonus units received in the current year, as described above. As of February 10, 2016, the number of completed years of service with the company was 28.8 for B.A. Babcock, 35.8 for W.J. Hartnett and 30.4 for B.G. Merkel.

R.M. Kruger and B.P. Cahir are not participants in the company’s pension plan, but are participants in Exxon Mobil Corporation’s pension plans. Under those plans, as of February 10, 2016, R.M. Kruger had 34.6 years of credited service and B.P. Cahir had 21.6 years of credited service. Their respective pensions are payable in U.S. dollars. Pay for the purpose of the pension calculation is based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants out of the last five grants prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined-benefit pension arrangement the employee participates. All named executive officers are members of the historic 1.6 percent defined-benefit pension plan, and are eligible to receive a company matching contribution of up to six percent, except for R.M. Kruger and B.P. Cahir, who participate in the Exxon Mobil Corporation savings plan and tax-qualified and non-qualified pension plans, which have provisions different from the company plan.

Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account, a registered (tax-deferred) group retirement savings plan (RRSP) or a tax-free savings account (TFSA), subject to contribution limits under the Income Tax Act, as applicable.

Available investment options include cash savings, a money market mutual fund, a suite of four index-based equity or bond mutual funds and company shares. As of February 10, 2016, employees hold 8,335,188 shares through the company savings plan and the employees are allowed to vote these shares.

During employment, withdrawals are only permitted from employee contributions within the tax-paid account, to a maximum of three withdrawals per year. Lump-sum transfers are permitted to the TFSA from employee contributions to the tax-paid account. These transfers are considered a withdrawal and are included in the three-per-year withdrawal limit for the tax-paid account. Unlimited withdrawals are permitted from the TFSA.

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

Compensation decision making process and considerations for named executive officers

Benchmarking

In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of 24 major Canadian companies whose revenues (or the revenues of their parent companies) exceed $1 billion a year.

Comparator companies

The following criteria are used to select comparator companies:

●	Canadian companies;
●	large operating scope and complexity;
●	capital intensive; and
●	proven sustainability.

The 24 companies benchmarked are as follows:

Comparator companies for named executive officers
Agrium Inc.	ConocoPhillips Canada	Nexen Energy ULC
BP Canada Energy Group ULC	Devon Canada Corporation	NOVA Chemicals Corporation
BCE Inc.	Enbridge Inc.	Procter & Gamble Inc.
Canadian Natural Resources Limited	Encana Corporation	Repsol (formerly Talisman Energy Inc.)
Canadian Pacific Railway Limited	General Electric Canada	Royal Bank of Canada
Canadian Tire Corporation Limited	Husky Energy Inc.	Shell Canada Limited
Cenovus Energy Inc.	IBM Canada Ltd.	Suncor Energy Inc.
Chevron Canada Limited	Irving Oil Limited	TransCanada Corporation

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

This overall approach provides the company with the ability to:

●	better respond to changing business conditions;
●	manage salaries based on a career orientation;
●	minimize potential for automatic increasing of salaries, which could occur with an inflexible and narrow target among benchmarked companies; and
●	differentiate salaries based on performance and experience levels among executives.

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

The elements of the Exxon Mobil Corporation compensation program, including salary and annual bonus and equity (long-term) compensation considerations for R.M. Kruger and B.P. Cahir, are similar to those of the company. The data used for long-term compensation determination for R.M. Kruger and B.P. Cahir is as described above, as they received company restricted stock units in 2015. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. R.M. Kruger’s compensation determination is described in more detail on page 132.

2015 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2015 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance measurements listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2015. The executive resources committee considered the results over multiple years, relative to the company’s proven business model and strategies, to deliver long-term shareholder value.

●	Best-ever safety and environmental performance
●	Continued effective management of enterprise risk and operational integrity
●	22 percent increase in liquids production reaching the highest level in more than two decades:
●	early start-up of the expansion project and strong overall Kearl performance
●	completion of the Cold Lake Nabiye expansion project
●	commissioning and start-up of the Edmonton rail terminal to support market access
●	Strong financial and operating performance across the downstream businesses
●	Record high chemical earnings and progression of the gas cracker furnace project
●	Technical qualification of SA-SAGD technology for industry’s first potential application at Aspen
●	$1.5 billion reduction in operating and capital costs
●	$3.6 billion in capital and exploration expenditures, primarily directed to upstream growth
●	$1.1 billion net income generating $2.2 billion cash flow from operations
●	$449 million in dividends distributed to shareholders

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

2015 chief executive officer compensation assessment

R.M. Kruger was appointed chairman, president and chief executive officer of the company on March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981 in various upstream and downstream assignments with responsibilities in the United States, the former Soviet Union, the Middle East, Africa and Southeast Asia. Prior to his assignment with the company, Mr. Kruger was vice-president of Exxon Mobil Corporation and president of ExxonMobil Production Company, a division of Exxon Mobil Corporation, with responsibility for ExxonMobil’s global oil and gas producing operations. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee approved a salary increase of $29,000 U.S. to $860,000 U.S., effective January 1, 2016.

Mr. Kruger’s 2015 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Kruger’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity or leaving the company before normal retirement.

The executive resources committee has determined that the overall compensation of Mr. Kruger is appropriate based on the company’s financial and operating performance and its assessment of his effectiveness in leading the organization.

Key factors considered by the committee in determining his overall compensation level include:

●	safety metrics and environmental performance;
●	risk management;
●	progress on advancing long-term strategic interests such as the Kearl and Nabiye projects;
●	financial results;
●	government relations;
●	productivity;
●	leadership;
●	cost effectiveness; and
●	asset management.

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

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes described above, the value of 2015 incentive awards and salary adjustments align with:

●	performance of the company;
●	individual performance;
●	long-term strategic plan of the business; and
●	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 134.

Independent consultant

In fulfilling its responsibilities during 2015, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 55 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was 29 percent, for an average annual return of 3 percent. Over the past five years, the cumulative total shareholder return was 17 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the company’s focus on growing shareholder value over the long term by linking executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price for the company’s stock on the date of grant.

(a)	Effective December 21, 2012, S&P discontinued the S&P/TSX Equity Energy Index. This was replaced with the S&P/TSX Composite Energy Index (STENRSR).

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller and the three other most highly compensated executive officers of the company who were serving as at the end of 2015. This information includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation. In 2015, P.J. Masschelin held the position of senior vice-president, finance and administration, and controller until August 31, 2015. Effective September 1, 2015, B.A. Babcock succeeded him in the position. Amounts in the Summary compensation table pertain to their respective periods of assignment with the company.

Name and principal position at the end of 2015	Year	Salary ($)	Share- based awards ($) (b)	Option- based awards ($) (c)	Non-equity incentive plan compensation ($)		Pension value ($) (f)	All other compensation ($) (g)	Total compensation ($) (h)
					Annual incentive plans (d)	Long- term incentive plans (e)
R.M. Kruger (a) (i) Chairman, president and chief executive officer (since March 1, 2013)	2015	1,062,600	4,224,365	-	444,348	611,219	(353,857)	3,022,231	9,010,906
	2014	881,391	4,837,802	-	527,951	659,828	(593,013)	579,018	6,892,977
	2013	590,905	4,194,346	-	492,292	-	(70,900)	(1,092,583)	4,114,060
B.A. Babcock Senior vice-president, finance and administration, and controller (since September 1, 2015)	2015	163,333	922,900	-	106,900	-	(656,200)	80,770	617,703
P.J. Masschelin (a) Senior vice-president, finance and administration, and controller (until August 31, 2015)	2015	392,135	-	-	-	151,526	(217,796)	446,162	772,027
	2014	499,694	1,190,925	-	130,883	192,514	(21,983)	541,294	2,533,327
	2013	454,701	1,032,525	-	122,043	-	(194,661)	834,036	2,248,644
B.P. Cahir (a) Senior vice-president, upstream (since January 1, 2015)	2015	604,825	679,590	-	106,132	88,230	249,944	1,035,220	2,763,941
W.J. Hartnett Vice-president and general counsel	2015	459,167	922,900	-	104,500	-	180,300	63,631	1,730,498
	2014	434,333	1,037,428	-	145,900	293,114	309,900	59,478	2,280,153
	2013	405,000	761,774	-	128,500	-	(231,700)	54,054	1,117,628
B.G. Merkel Vice-president, fuels, lubricants and specialties marketing	2015	443,667	625,055	-	70,000	-	(521,900)	62,036	678,858
	2014	424,333	878,638	-	128,500	293,114	121,500	57,184	1,903,269
	2013	402,667	761,774	-	128,500	-	(399,300)	51,791	945,432

Footnotes to the Summary compensation table for named executive officers

(a)	R.M. Kruger and B.P. Cahir have been on an expatriate assignment from Exxon Mobil Corporation since March 1, 2013 and January 1, 2015 respectively. P.J. Masschelin was on expatriate assignment from May 1, 2010 until August 31, 2015. Their compensation is paid directly by Exxon Mobil Corporation in U.S. dollars, but is disclosed in Canadian dollars. The company pays them directly with respect to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under Exxon Mobil Corporation’s employee benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation. All amounts paid to R.M. Kruger, P.J. Masschelin and B.P. Cahir in U.S. dollars were converted to Canadian dollars at the average 2015 exchange rate of 1.2787. In 2014 and 2013 the average exchange rate was 1.1045 and 1.0299 respectively.
(b)	The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2015 was $41.95, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2014 was $52.93 and in 2013 was $45.89, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(c)	The company has not granted stock options since 2002. The stock option plan expired in 2012.
(d)	The amounts listed in “Annual incentive plans” column for each named executive officer represent their 2015 cash bonus. R.M. Kruger and B.P. Cahir participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan.
(e)	The amounts listed in the “Long-term incentive plans” column represent earnings bonus unit payouts related to prior year grants. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved or after three years if such value is not achieved. The plan is described on page 124. R.M. Kruger, P.J. Masschelin and B.P. Cahir participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.
(f)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2015 as set out in the “Pension plan benefits” table on page 138. For P.J. Masschelin, the “Compensatory change” is valued as of the end of his assignment with the company.
(g)	Amounts under “All other compensation” include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs and the cost of perquisites including financial planning, business club memberships, and parking. For R.M. Kruger, the amount also includes security costs.
●	For each named executive officer, other than R.M. Kruger, the aggregate value of perquisites received was not greater than $50,000 or 10 percent of the named executive officer’s base salary. The aggregate value of perquisites received by R.M. Kruger was $57,243 which included costs of $21,860 associated with participation in Exxon Mobil Corporation’s executive life insurance benefit plan and security costs of $14,535.
●	It is noted that in 2015, the actual dividend equivalent payments on company restricted stock units were $85,002 for R.M. Kruger, $15,547 for B.A. Babcock (for the period September to December), $33,267 for P.J. Masschelin (for the period January to August), $42,044 for W.J. Hartnett and $39,753 for B.G. Merkel. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $700,441 for R.M. Kruger, $19,338 for P.J. Masschelin (for the period January to August) and $83,780 for B.P. Cahir. These amounts were converted to Canadian dollars at the average 2015 exchange rate of 1.2787. In 2014 and 2013, the average exchange rate was 1.1045 and 1.0299, respectively.
●	For the named executive officers on expatriate assignment from Exxon Mobil Corporation (R.M. Kruger, P.J. Masschelin and B.P Cahir), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Due largely to tax timing and rate differences between Canada and the U.S., tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year. In 2015, approximately two-thirds of the “All other compensation” amount for R.M. Kruger, P.J. Masschelin and B.P. Cahir consisted of the net effect of tax equalization.
(h)	“Total compensation” for 2015 consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.
(i)	Although R.M. Kruger’s assignment was effective March 1, 2013, in 2013 the company reimbursed Exxon Mobil Corporation for applicable compensation costs beginning April 1, 2013.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding for each of the named executive officers of the company as at December 31, 2015.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
R.M. Kruger (a)	-	-	-	-	283,500	12,780,180	-
B.A. Babcock	-	-	-	-	112,000	5,048,960	-
P.J. Masschelin (b)	-	-	-	-	-	-	-
B.P. Cahir (c)	-	-	-	-	16,200	730,296	-
W.J. Hartnett	-	-	-	-	89,675	4,042,549	-
B.G. Merkel	-	-	-	-	76,950	3,468,906	-

(a)	R.M. Kruger was granted restricted stock units from 2013 to 2015 under the company’s plan. With respect to previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.M. Kruger held 166,800 Exxon Mobil Corporation restricted stock whose value on December 31, 2015 was $17,994,851 based on a closing price for Exxon Mobil Corporation shares on December 31, 2015 of $77.95 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2015 of 1.3840 provided by the Bank of Canada.
(b)	P.J. Masschelin’s assignment with the company ended August 31, 2015.
(c)	B.P. Cahir was granted restricted stock units in 2015 under the company’s plan. With respect to previous years, B.P. Cahir participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, B.P. Cahir held 19,300 Exxon Mobil Corporation restricted stock whose value on December 31, 2015 was $2,082,138 based on a closing price for Exxon Mobil Corporation shares on December 31, 2015 of $77.95 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2015 of 1.3840 provided by the Bank of Canada.
(d)	Represents the total of the outstanding restricted stock units received from the company plan in 2009 through 2015. The value is based on the closing price of the company’s shares on December 31, 2015 of $45.08.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested for each named executive officer of the company for the year.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)

R.M. Kruger (a)	-	-	-

B.A. Babcock	-	901,782	106,900

P.J. Masschelin (b)	-	-	-

B.P. Cahir (c)	-	-	-

W.J. Hartnett	-	563,346	104,500

B.G. Merkel	-	595,476	70,000

(a)	Although R.M. Kruger received restricted stock units under the company’s plan from 2013 to 2015, these restricted stock units have not vested. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2015, restrictions were removed on 23,400 Exxon Mobil Corporation restricted stock having a value as at December 31, 2015 of $2,524,458 based on the closing price of Exxon Mobil Corporation common shares of $77.95 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2015 of 1.3840 provided by the Bank of Canada. R.M. Kruger received an annual bonus from Exxon Mobil Corporation in 2015 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. R.M. Kruger received $1,055,567 with respect to the annual cash bonus received in 2015 and earnings bonus units granted in 2013 and paid out in 2015, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2015 exchange rate of 1.2787.
(b)	P.J. Masschelin’s assignment with the company ended August 31, 2015. No restricted stock units vested in 2015 prior to the end of his assignment with the company. P.J. Masschelin participated in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.J. Masschelin received $151,526 prior to the end of his assignment with the company, with respect to the earnings bonus units granted in 2013 and paid out in 2015, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2015 exchange rate of 1.2787.
(c)	Although B.P. Cahir received restricted stock units under the company’s plan in 2015, these restricted stock units have not vested. In previous years, B.P. Cahir participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan, under which the grantee may receive Exxon Mobil Corporation restricted stock. In 2015, restrictions were removed on 3,450 Exxon Mobil Corporation restricted stock having a value as at December 31, 2015 of $372,196 based on the closing price of Exxon Mobil Corporation common shares of $77.95 U.S., which was converted to Canadian dollars at the noon-rate for December 31, 2015 of 1.3840 provided by the Bank of Canada. B.P. Cahir received an annual bonus from Exxon Mobil Corporation in 2015 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. B.P. Cahir received $194,362 with respect to the annual cash bonus received in 2015 and earnings bonus units granted in 2013 and paid out in 2015, which amount was paid in U.S. dollars and is converted to Canadian dollars at the average 2015 exchange rate of 1.2787.
(d)	These values show restricted stock units granted by the company that vested in 2015. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For B.A. Babcock, W.J. Hartnett and B.G. Merkel the value represents restricted stock units granted in 2008 and 2012, which vested in 2015.
(e)	These values include the annual cash bonus received in 2015 and any earnings bonus unit payouts related to prior year grants. In 2015, no earnings bonus units paid out.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2015 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	3,810,828	-	6,676,484
Total	3,810,828		6,676,484

(a)	The company’s stock option plan expired in 2012.
(b)	This is a restricted stock unit plan, which is described on page 125.
(c)	The number of securities reserved for the restricted stock unit plan represents the securities reserved for restricted stock units issued in 2008 through 2015 and still outstanding.

Pension plan benefits table

Name	Number of years credited service (as of December 31, 2015) (#)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (e)	Compensatory change ($) (f)	Non- compensatory change ($) (g)	Closing present value of defined benefit obligation ($) (h)
		At year- end (c)	At age 65 (d)

R.M. Kruger (a)	-	-	-	-	-	-	-
B.A. Babcock (b)	28.7	379,500	512,500	6,290,300	(656,200)	259,400	5,893,500

P.J. Masschelin (a)	-	-	-	-	-	-	-

B.P. Cahir (a)	-	-	-	-	-	-	-

W.J. Hartnett (b)	35.7	448,600	448,600	6,567,900	180,300	(67,000)	6,681,200

B.G. Merkel (b)	30.3	369,500	512,300	6,075,000	(521,900)	348,400	5,901,500

(a)	Member of the Exxon Mobil Corporation pension plans, including tax-qualified and non-qualified plans. As of December 31, 2015, R.M. Kruger had 34.5 years of credited service and B.P. Cahir had 21.5 years, and as of the end of his assignment, P.J. Masschelin had 37.8 years of credited service. All amounts referenced were converted from U.S. dollars to Canadian dollars at the average 2015 exchange rate of 1.2787.

(b)	Member of the company’s 1.6 percent pension plan as supplemented by payments from the company for amounts beyond the regulatory limits for the registered plan.
(c)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the accrued annual lifetime pension from the Exxon Mobil Corporation tax-qualified plan and the accrued annual amount calculated under the Exxon Mobil Corporation non-qualified plans. For R.M. Kruger this value was $1,340,785 and for B.P. Cahir this value was $263,787. For P.J. Masschelin, as of the end of his assignment, this value was $599,400. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(d)	For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemented by payments from the company that would be earned to age 65 assuming final average earnings as at December 31, 2015. For members of the Exxon Mobil Corporation pension plans, the annual benefits include the annual lifetime pension from Exxon Mobil Corporation’s tax-qualified plan and the annual amount calculated under the Exxon Mobil Corporation non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2015. For R.M. Kruger this value was $1,661,805 and for B.P. Cahir this value was $542,891. For P.J. Masschelin, as of the end of his assignment, this value was $669,897. Non-qualified plan benefits are payable only as a lump sum equivalent upon retirement.
(e)	For members of the company’s pension plan, the “Opening present value of defined benefit obligation” is defined for purposes of authoritative guidance under U.S. generally accepted accounting principles (GAAP) for defined benefit pension plans and is calculated based on earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation, December 31, 2014. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit in the fourth quarter of 2014 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Opening present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2014. For R.M. Kruger this value was $16,889,736, for P.J. Masschelin this value was $7,851,369 and for B.P. Cahir this value was $2,809,030.
(f)	The value for “Compensatory change” includes service cost for 2015 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2015 and the actual salary and bonus received in 2015 as described previously. For members of the Exxon Mobil Corporation pension plans, these values are calculated using the individual’s additional pensionable service in 2015 and the projected salary and bonus. There were no plan amendments in 2015 that affected these benefits. These values are calculated on a basis that is consistent with GAAP and with the valuation that was performed for accounting purposes for the plans. For R.M. Kruger this value was ($353,857) and for B.P. Cahir this value was $249,944. For P.J. Masschelin, as of the end of his assignment, this value was ($217,796).
(g)	The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2015 increased to 4.0 percent, from 3.75 percent at the end of 2014, which had a negative impact on the non-compensatory change element. For members of the Exxon Mobil Corporation pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. This includes the effect of interest based on a discount rate of 4.25 percent at the end of 2015, up from 4.0 percent at the end of 2014, and operation of the plan’s rules for converting annuities to lump sums upon retirement. For R.M. Kruger this value was $385,009 and for B.P. Cahir this value was ($8,571). For P.J. Masschelin, as of the end of his assignment, this value was ($74,078).
(h)	For members of the company’s pension plan, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously and YMPE, projected to retirement and pro-rated on service to the date of valuation, December 31, 2015. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the OAS offset is based on the OAS benefit in the fourth quarter of 2015 projected to retirement. For members of the Exxon Mobil Corporation pension plans, the “Closing present value of defined benefit obligation” is defined under GAAP and is calculated based on earnings eligible for pension as described previously. The calculations assume that the U.S. Social Security offset against the Exxon Mobil Corporation qualified plan benefit is calculated on the basis of the Social Security law in effect as of year-end 2015. For R.M. Kruger this value was $16,920,888 and for B.P. Cahir this value was $3,050,403. For P.J. Masschelin, as of the end of his assignment, this value was $7,559,495.

Status of prior long-term incentive compensation plans

The company’s only long-term incentive compensation plan is the restricted stock unit plan described on page 125. There are no units outstanding for any historical plan.

V. Other important information

Effective date

The effective date of this management proxy circular is February 10, 2016.

Largest shareholder

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 10, 2016, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 589,928,303 common shares, representing 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE MKT LLC and a “majority controlled company” for purposes of the TSX Company Manual.

Transactions with Exxon Mobil Corporation

The company has written procedures that provide that any transactions between the company and Exxon Mobil Corporation and its subsidiaries are subject to review by the chairman, president, and chief executive officer. The board of directors receive an annual review of related party transactions with Exxon Mobil Corporation and its subsidiaries.

On June 25, 2014, the company implemented a 12-month “normal course” share purchase program under which it purchased 2,475 shares during the program between June 25, 2014 and June 24, 2015 and none from Exxon Mobil Corporation outside of this program. On June 25, 2015, a further 12-month share purchase program was implemented under which the company may purchase up to 1,000,000 of its outstanding shares. In 2015, under the current program, the company has purchased 925 shares and none from Exxon Mobil Corporation outside of this program.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2015 with Exxon Mobil Corporation and affiliates of Exxon Mobil Corporation were $3,825 million and $3,340 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with Exxon Mobil Corporation also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of Exxon Mobil Corporation to provide computer and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of Exxon Mobil Corporation in Canada to operate certain Western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with Exxon Mobil Corporation and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.

As at December 31, 2015, the company had an outstanding loan of $5,952 million under an existing agreement with Exxon Mobil Corporation that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice. Additionally, the company had outstanding short-term loans of $75 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Auditor Information

PricewaterhouseCoopers LLP (“PwC”) have been the auditors of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board.

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2015 and December 31, 2014 were as follows:

thousands of dollars	2015	2014

Audit fees	1,416	1,408

Audit-related fees	107	140

Tax fees	0	0

All other fees	0	0

Total fees	1,523	1,548

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2015.

Audit-related fees included other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities.

The company did not engage the auditor for any other services.

The audit committee formally and annually evaluates the performance of the external auditor, recommends the external auditor to be appointed by the shareholder, fixes their remuneration and oversees their work. The audit committee also approves the proposed current year audit program of the external auditor, assesses the results of the program after the end of the program period and approves in advance any non-audit services to be performed by the external auditor after considering the effect of such services on their independence.

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

Management provides the board of directors with a review of corporate ethics and conflicts of interest on an annual basis. Directors, officers and employees review the company’s standards of business conduct (which includes the Code) on an annual basis, with independent directors and employees in positions where there is a higher risk of exposure to ethical or conflict of interest situations being required to sign a declaration card confirming that they have read and are familiar with the standards of business conduct. In addition, every four years a business practices review is conducted in which managers review the standards of business conduct with employees in their respective work units.

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

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Seven executive sessions were held in 2015. There have been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitute a departure from the Code.

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

(a)	contribute to the formulation of and approve strategic plans on at least an annual basis;

(b)	identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;

(c)	oversee succession planning for senior management, including the appointing, training and monitoring thereof;

(d)	approve the corporate disclosure policy and monitor the external communications of the corporation;

(e)	monitor the integrity of the corporation’s internal control and management information systems;

(f)	consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;

(g)	monitor compliance with major corporate policies;

(h)	charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;

(i)	monitor the performance of the chief executive officer;

(j)	satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;

(k)	approve the corporation’s code of ethics and business conduct;

(l)	monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;

(m)	meet with the frequency necessary to consider the range of items listed below;

(n)	by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, environment, health and safety, and contributions committees of the board with specific duties defined;

(o)	direct the distribution to them by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in clause 5;

(p)	review the mandates of the board and of the committees and their effectiveness at least annually; and,

(q)	undertake such additional activities within the scope of their responsibilities as may be deemed appropriate in their discretion.

4. Range of items to be considered by the board

1)	The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

Organization/legal

●	fixing of the number of directors
●	director appointments to fill interim vacancies
●	director slate for election by the shareholders
●	officer appointments
●	board governance processes
●	by-laws and administrative resolutions
●	changes in fundamental structure of the corporation
●	shareholder meeting notice and materials
●	nonemployee director compensation
●	policies adopted by the board
●	investigations and litigation of a material nature

Financial

●	equity or debt financing
●	dividend declarations
●	financial statements and the related management discussion and analysis, annual and quarterly
●	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating plans/performance

●	near-term and long-range outlooks
●	capital, lease, loan and contributions budgets annually
●	budget additions over $250 million individually
●	quarterly updates of actual and projected capital expenditures
●	capital expenditures or dispositions in excess of $250 million individually
●	entering into any venture that is outside of the corporation’s existing businesses
●	financial and operating results quarterly
●	Canadian and world economic outlooks
●	regional socio-economic reviews

2)	In addition to the items which are specific to the categories identified above, the chief executive officer shall refer to the board for information or decision all other items of corporate significance; and any member of the board may request a review of any such item. Items to be referred to the committees of the board are specified in their respective charters.

5. Information to be received by the board

1)	Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:

Information manual (Directors’ Digest)

●	articles of incorporation, by-laws and administrative resolutions
●	corporate policies
●	corporate data
●	board and management processes
●	financial and operating report
●	organization outline

Social/political/economic environment

●	public issues updates
●	economic outlook
●	external communications packages

Major announcements

●	press releases
●	speeches by management
●	organization changes

Communications to shareholders

Other significant submissions, studies and reports

2)	All material distributed to employee directors shall be through normal corporation channels. All material distributed to nonemployee directors shall be through the office of the corporate secretary.

6. Unrelated and independent directors

1)	Subject to occasions when there is a temporary vacancy in respect of a director who is unrelated and independent or when there is a need to accommodate succession for one or more senior executives who are directors, the board intends to be composed of a majority of unrelated and independent directors.

2)	In respect of each director to be appointed to fill a vacancy and each director to be nominated for election or re-election by the shareholders, the board shall make an express determination as to whether he or she is an unrelated or an independent director and, for a director who may become a member of the audit committee, whether he or she is an audit committee financial expert or financially literate.

3)	The term “unrelated director”, as defined by the Toronto Stock Exchange, means a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director’s ability to act with a view to the best interests of the corporation, other than interests and relationships arising from shareholding.

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

Work Experience

●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations/technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)

Other Expertise

●	Audit committee financial expert
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic/research)
●	Expertise in information technology (Information technology)
●	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:

●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;

●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and

●	providing diversity in age, gender or regional association.

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

A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

●	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;

●	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

●	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

●	is free of any present or apparent potential legal impediment or conflict of interest, such as:

➢	serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

➢	serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

➢	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

●	is expected to remain qualified to serve for a minimum of five years;

●	will not, at the time that he or she stands for election or appointment, have attained the age of 72;

●	if an independent director, is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 15,000 common shares, deferred share units or restricted stock units of the corporation.

(b)	Tenure

(i)	Re-nomination

An incumbent director shall be supported for re-nomination as long as he or she:

●	does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;

●	makes a positive contribution to the effective performance of the directors;

●	regularly attends directors’ and committee meetings;

●	has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

●	is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;

●	in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;

●	will not, at the time that he or she stands for re-election, have attained the age of 72; however, under exceptional circumstances, at the request of the chairman, the nominations and corporate governance committee may continue to support the nomination.

(ii)	Resignation

An incumbent director will resign in the event that he or she:

●	experiences a change in circumstances such as a change in his or her principal occupation, but not merely a change in geographic location;

●	displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;

●	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

●	develops a conflict of interest, such as

➢	assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

➢	assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

➢	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

➢	becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

10. Chairman and chief executive officer

(a)	Position description

The chairman and chief executive officer shall

1.	Plan and organize all activities of the board of directors;

2.	Ensure that the Board receives sufficient, timely information on all material aspects of the corporation’s operations and financial affairs;

3.	Chair annual and special meetings of the shareholders;

4.	Conduct the general management and direction of the business and affairs of the corporation;

5.	Recommend to the board of directors a strategic plan for the corporation’s business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;

6.	Develop and implement operational policies to guide the corporation within the limits prescribed by the corporation’s by-laws and the directions adopted by the board of directors;

7.	Identify, for review with the board of directors, the principal risks of the corporation’s business, where identifiable, and develop appropriate systems to manage such risks;

8.	Under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;

9.	Ensure compliance with the corporation’s code of ethics and business conduct so as to foster a culture of integrity throughout the company; and

10.	Ensure effective internal controls and management information systems are in place.

(b)	Minimum shareholding requirements. The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares, deferred share units and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter

The structure, process and responsibilities of the audit committee shall include the following items and matters:

1.	(1)	The committee shall consist of five members, to be appointed by the board of directors from among the unrelated and independent directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation and are unrelated and independent.

	(2)	The committee shall, if possible, have one or more members who is an “audit committee financial expert” within the meaning of applicable law.

	(3)	Each member of the committee shall be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

	(4)	No committee member shall serve on the audit committee of more than two other public companies, unless the Board of Directors determines that such simultaneous service would not impair the ability of such director to effectively serve on the audit committee.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

	(a)	preside at committee meetings;

	(b)	ensure that meetings of the audit committee are held in accordance with this charter; and

	(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member or by the external auditors of the corporation, and notice of every meeting shall be given to the external auditors.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The external auditors and the internal auditor of the corporation shall report directly to the audit committee.

8.	The committee shall:

	(a)	recommend the external auditors to be appointed by the shareholders, fix their remuneration, which shall be paid by the corporation, and oversee their work.

	(b)	approve the proposed current year audit program of the external auditors and assess the results of the program after the end of the program period.

	(c)	approve in advance any non-audit services that are permitted by applicable law to be performed by the external auditors after considering the effect of such services on their independence.

	(d)	receive from the external auditors a formal written statement delineating all relationships between the external auditor and the corporation consistent with Independence Standards Board Standard 1, and shall actively engage in a dialogue with the external auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the external auditor and shall recommend that the board take any appropriate action to oversee the independence of the external auditor.

(e)	establish procedures for the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of the corporation of concerns regarding questionable accounting or auditing matters.

(f)	approve the proposed current year audit program of the internal auditors and assess the results of the program after the end of each quarter.

(g)	review annually the adequacy of the corporation’s liability and property insurance program.

(h)	review the adequacy of the corporation’s system of internal controls and auditing procedures.

(i)	review the accounting and financial reporting processes of the corporation.

(j)	approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.

(k)	review the annual and quarterly financial statements of the corporation, accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such financial statements by the board of directors.

(l)	review the results of the monitoring activity under the corporation’s business ethics compliance program.

(m)	review annually a summary of senior management expense accounts.

(n)	require attendances at its meetings by members of management, as the committee may direct.

(o)	review its mandate and its effectiveness at least annually.

(p)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(q)	evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.

Environment, Health and Safety Committee Charter

The structure, process and responsibilities of the environment, health and safety committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and (b) the non-independent directors who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the environment health and safety committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters of the environment, health and safety.

(b)	monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health and safety practices and matters, and advise the directors on the results and adequacy thereof.

(c)	monitor trends and review current and emerging public policy issues in matters of the environment, health and safety as they may impact the corporation’s operations.

(d)	review the impact of proposed legislation in matters of the environment, health and safety on the operations of the corporation and advise the directors and management as to the appropriate response of the corporation thereto.

(e)	recommend to the directors and management desirable policies and actions arising from its review and monitoring activity.

(f)	require attendances at its meetings by members of management, as the committee may direct.

(g)	review its mandate and its effectiveness at least annually.

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Executive Resources Committee Charter

The structure, process and responsibilities of the executive resources committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the (a) unrelated and independent directors; and (b) the non-independent members who are not members of the corporation’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the executive resources committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel, compensation consultants or other advisors at the expense of the corporation. The committee shall be directly responsible for the appointment, compensation and oversight of the work of any independent legal counsel, compensation consultant or other advisor retained by the committee. The committee may select outside legal counsel, a compensation consultant or other advisor (an “Advisor”) to the committee only after taking into consideration all factors relevant to the Advisor’s independence from management, including the following:

●	the provision of other services to the corporation by the person that employs the Advisor;

●	the amount of fees received from the corporation by the person that employs the Advisor as a percentage of such that person’s total revenue;

●	the policies and procedures of the person that employs the Advisor that are designed to prevent conflicts of interest;

●	any business or personal relationship of the Advisor with a member of the committee;

●	any stock of the corporation owned by the Advisor; and

●	any business or personal relationship of the Advisor or the person employing the Advisor with an executive officer of the corporation.

7.	The committee shall:

(a)	monitor the performance of the chief executive officer.

(b)	review and approve corporate goals and objectives relevant to compensation of the chief executive officer and evaluate his performance in light of those goals and objectives.

(c)	review data on competitive compensation practices and review and evaluate policies and programs through which the corporation compensates its employees.

(d)	approve salaries and other compensation (including supplemental compensation such as cash bonuses and IEBU’s, long-term incentive compensation such as RSU’s, and any other payments for service), for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(e)	produce an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.

(f)	review the executive development system to ensure that it:

i.	foresees the company’s senior management requirements;

ii.	provides for early identification and development of key resources.

(g)	approve specific succession plans for the chief executive officer and other key senior executive management positions reporting directly to the chief executive officer, including all officers of the corporation.

(h)	review the company’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof.

(i)	require attendance at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

Nominations and Corporate Governance Committee Charter

The structure, process and responsibilities of the nominations and corporate governance committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among (a) the unrelated and independent directors; and the (b) the non-independent directors who are not members of the company’s management, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the nominations and corporate governance committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	oversee issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, the evaluation of the overall performance of the board, and the board’s relationship with management, and to report to the board on such matters.

(b)	make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.

(c)	review and recommend to the board of directors the procedure for identifying potential nominees for directorships, including guidelines to be used in the selection process.

(d)	review and recommend to the board of directors any modifications to the charters of the board or any of its committees.

(e)	review and recommend to the board of directors guidelines to be adopted relating to tenure of directors.

(f)	assist the chief executive officer to assess potential candidates for directorships and recommend to the board of directors proposed candidates for board membership to fill anticipated vacancies.

(g)	apply guidelines for board membership to incumbent directors and recommend to the chief executive officer and to the board of directors the slate of director candidates to be proposed for election by the shareholders at the annual meeting.

(h)	review and recommend the nonemployee directors’ compensation.

(i)	require attendances at its meetings by members of management, as the committee may direct.

(j)	review its mandate and its effectiveness at least annually.

(k)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.

(l)	make a recommendation to the board of directors as to whether to accept or reject any resignation tendered by a director as provided in subclause 9(b)(ii) of the board of directors charter.

Contributions Committee Charter

The structure, process and responsibilities of the contributions and community investment committee shall include the following items and matters:

1.	The committee shall consist of no fewer than five members, to be appointed by the board of directors from among the directors, who shall serve during the pleasure of the board but only so long as they continue to be directors of the corporation.

2.	The chair and vice-chair shall be appointed by the board from among the members of the committee. The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:

(a)	preside at committee meetings;

(b)	ensure that meetings of the contributions and community investment committee are held in accordance with this charter; and

(c)	review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

3.	The committee shall designate its secretariat.

4.	A quorum for the meetings of the committee shall be three members.

5.	Meetings of the committee may be called by any member.

6.	The committee and, with the approval of the committee, any member, may engage independent counsel and other advisors at the expense of the corporation.

7.	The committee shall:

(a)	review and monitor the corporation’s policies and practices in matters relating to “Community Investment”, which Community Investment shall consist of:

(i)	charitable contributions, including those made by means of the Imperial Oil Foundation;

(ii)	local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;

(iii)	the corporation’s share of community-serving projects described in subparagraph 7(a)(ii) above by joint ventures operated by other companies;

(iv)	funding for public policy groups;

(v)	university research awards;

(vi)	sponsorships whose primary purpose is to promote brand recognition, product sales or business development; and

(vii)	expenditures required under socio-economic agreements to gain access to resources;

(b)	review each year, prior to the development of the following year’s budget for Community Investment, proposed overall contributions objectives, policies and programs, including, as appropriate, goals and criteria, the level of corporate contributions, the subject areas to which contributions are to be made and the relative weighting thereof, and the need to make such contributions to gain access to resources or otherwise advance the business objectives of the company, and make such recommendations to the Board with respect thereto as it may deem advisable;

(c)	approve the proposed budget for charitable contributions and local community contributions, as described in subparagraphs 7(a)(i) and (ii), of the corporation and its consolidated affiliates, and review the proposed budget for charitable contributions for the Imperial Oil Foundation prior to the meeting of the Imperial Oil Foundation to approve such budget, and to review such budgets for charitable contributions and local community contributions as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year;

(d)	review the proposed budget for Community Investment other than as described in subparagraphs 7(a)(i) and (ii) of the corporation and its consolidated affiliates, as to the consistency of such budgets with the contributions objectives, policies and programs established in respect of each year, and possible contributions of an unusual amount;

(e)	approve all grants or contributions for charitable contributions and local community contributions as described in subparagraphs 7(a)(i) and (ii) above $300,000;

(f)	require attendances at its meetings by members of management, as the committee may direct;

(g)	review its mandate and its effectiveness at least annually; and

(h)	undertake such additional activities within the scope of its responsibilities as may be deemed appropriate in its discretion.