Form 10-Q
period 2016-03-31
IMPERIAL OIL LTD
filed 2016-05-04
CIK 49938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Quarry Park Boulevard S.E. Calgary, Alberta, Canada	T2C 5N1
(Address of principal executive offices)	(Postal Code)

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

The number of common shares outstanding, as of March 31, 2016, was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF INCOME

(U.S. GAAP, unaudited)	Three Months to March 31
millions of Canadian dollars	2016	2015

REVENUES AND OTHER INCOME
Operating revenues (a) (b)	5,174	6,170
Investment and other income (note 3)	48	33

TOTAL REVENUES AND OTHER INCOME	5,222	6,203

EXPENSES
Exploration	17	17
Purchases of crude oil and products (c)	2,986	3,305
Production and manufacturing (d)	1,271	1,359
Selling and general	270	264
Federal excise tax (a)	388	377
Depreciation and depletion	424	317
Financing costs (note 5)	15	3

TOTAL EXPENSES	5,371	5,642

INCOME (LOSS) BEFORE INCOME TAXES	(149)	561
INCOME TAXES	(48)	140

NET INCOME (LOSS)	(101)	421

PER-SHARE INFORMATION (Canadian dollars)
Net income (loss) per common share - basic (note 8)	(0.12)	0.50
Net income (loss) per common share - diluted (note 8)	(0.12)	0.50
Dividends per common share	0.14	0.13

(a) Federal excise tax included in operating revenues.	388	377
(b) Amounts from related parties included in operating revenues.	563	638
(c) Amounts to related parties included in purchases of crude oil and products.	631	686
(d) Amounts to related parties included in production and manufacturing expenses.	104	102

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2016	2015

Net income (loss)	(101)	421

Other comprehensive income (loss), net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	100	(176)
Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	41	42

Total other comprehensive income (loss)	141	(134)

Comprehensive income (loss)	40	287

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED BALANCE SHEET

(U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2016	2015

ASSETS
Current assets
Cash	155	203
Accounts receivable, less estimated doubtful accounts (a)	1,639	1,581
Inventories of crude oil and products	1,073	1,190
Materials, supplies and prepaid expenses	549	424
Deferred income tax assets	277	272

Total current assets	3,693	3,670

Long-term receivables, investments and other long-term assets	1,420	1,414

Property, plant and equipment,	53,299	54,203
less accumulated depreciation and depletion	(16,218)	(16,404)

Property, plant and equipment, net	37,081	37,799

Goodwill	186	224
Other intangible assets, net	63	63
Assets held for sale (note 10)	742	-

TOTAL ASSETS	43,185	43,170

LIABILITIES
Current liabilities
Notes and loans payable (b)	1,843	1,952
Accounts payable and accrued liabilities (note 7)	2,832	2,989
Income taxes payable	443	452

Total current liabilities	5,118	5,393

Long-term debt (c) (note 6)	7,052	6,564
Other long-term obligations (d) (note 7)	3,475	3,597
Deferred income tax liabilities	4,194	4,191

TOTAL LIABILITIES	19,839	19,745

SHAREHOLDERS’ EQUITY
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	23,467	23,687
Accumulated other comprehensive income (loss) (note 9)	(1,687)	(1,828)

TOTAL SHAREHOLDERS’ EQUITY	23,346	23,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	43,185	43,170

(a)	Accounts receivable, less estimated doubtful accounts includes amounts receivable from related parties of $131 million (2015 - $129 million).
(b)	Notes and loans payable includes amounts to related parties of $75 million (2015 - $75 million).
(c)	Long-term debt includes amounts to related parties of $6,447 million (2015 - $5,952 million).
(d)	Other long-term obligations includes amounts to related parties of $136 million (2015 - $146 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2015 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. GAAP, unaudited)

inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2016	2015

OPERATING ACTIVITIES
Net income (loss)	(101)	421
Adjustments for non-cash items:
Depreciation and depletion	424	317
(Gain) loss on asset sales (note 3)	(30)	(26)
Deferred income taxes and other	(82)	18
Changes in operating assets and liabilities:
Accounts receivable	(58)	(213)
Inventories, materials, supplies and prepaid expenses	(32)	(15)
Income taxes payable	(9)	184
Accounts payable and accrued liabilities	(189)	(386)
All other items - net (a)	126	(19)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	49	281

INVESTING ACTIVITIES
Additions to property, plant and equipment	(391)	(1,011)
Proceeds from asset sales (note 3)	33	25
Additional investments	-	(16)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(358)	(1,002)

FINANCING ACTIVITIES
Short-term debt - net	(108)	(39)
Long-term debt issued (note 6)	495	717
Reduction in capitalized lease obligations	(7)	(2)
Dividends paid	(119)	(110)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	261	566

INCREASE (DECREASE) IN CASH	(48)	(155)
CASH AT BEGINNING OF PERIOD	203	215

CASH AT END OF PERIOD (b)	155	60

(a) Includes contribution to registered pension plans.	(31)	(63)
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission in the company’s 2015 Annual Report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2016, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of dollars	2016	2015	2016	2015	2016	2015

REVENUES AND OTHER INCOME
Operating revenues (a)	980	1,212	3,940	4,669	254	289
Intersegment sales	479	598	225	256	44	59
Investment and other income	19	2	29	30	-	1

	1,478	1,812	4,194	4,955	298	349

EXPENSES
Exploration	17	17	-	-	-	-
Purchases of crude oil and products	818	838	2,757	3,195	159	182
Production and manufacturing	909	950	315	356	47	53
Selling and general	1	-	238	221	22	22
Federal excise tax	-	-	388	377	-	-
Depreciation and depletion	357	259	61	52	2	3
Financing costs (note 5)	(3)	3	-	-	-	-

TOTAL EXPENSES	2,099	2,067	3,759	4,201	230	260

INCOME (LOSS) BEFORE INCOME TAXES	(621)	(255)	435	754	68	89
INCOME TAXES	(173)	(66)	115	189	19	23

NET INCOME (LOSS)	(448)	(189)	320	565	49	66

Cash flows from (used in) operating activities	(482)	(251)	469	514	60	55
CAPEX (b)	346	890	43	125	6	12
Total assets as at March 31	37,086	35,655	5,368	5,600	394	387

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of dollars	2016	2015	2016	2015	2016	2015

REVENUES AND OTHER INCOME
Operating revenues (a)	-	-	-	-	5,174	6,170
Intersegment sales	-	-	(748)	(913)	-	-
Investment and other income	-	-	-	-	48	33

	-	-	(748)	(913)	5,222	6,203

EXPENSES
Exploration	-	-	-	-	17	17
Purchases of crude oil and products	-	-	(748)	(910)	2,986	3,305
Production and manufacturing	-	-	-	-	1,271	1,359
Selling and general	9	24	-	(3)	270	264
Federal excise tax	-	-	-	-	388	377
Depreciation and depletion	4	3	-	-	424	317
Financing costs (note 5)	18	-	-	-	15	3

TOTAL EXPENSES	31	27	(748)	(913)	5,371	5,642

INCOME (LOSS) BEFORE INCOME TAXES	(31)	(27)	-	-	(149)	561
INCOME TAXES	(9)	(6)	-	-	(48)	140

NET INCOME (LOSS)	(22)	(21)	-	-	(101)	421

Cash flows from (used in) operating activities	2	(37)	-	-	49	281
CAPEX (b)	13	23	-	-	408	1,050
Total assets as at March 31	643	439	(306)	(473)	43,185	41,608

(a)	Includes export sales to the United States of $797 million (2015 - $801 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) includes exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisition.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of dollars	2016	2015
Proceeds from asset sales	33	25
Book value of assets sold (a)	3	(1)

Gain (loss) on asset sales, before tax	30	26

Gain (loss) on asset sales, after tax	24	23

(a)	2015 includes $3 million associated with the wind-up of a capital lease.

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of dollars	2016	2015
Pension benefits:
Current service cost	51	51
Interest cost	79	77
Expected return on plan assets	(99)	(97)
Amortization of prior service cost	2	4
Amortization of actuarial loss	41	50

Net benefit cost	74	85

Other post-retirement benefits:
Current service cost	4	4
Interest cost	7	6
Amortization of actuarial loss	3	3

Net benefit cost	14	13

IMPERIAL OIL LIMITED

5.	Financing costs and additional notes and loans payable information

	Three Months to March 31
millions of dollars	2016	2015
Debt-related interest	31	23
Capitalized interest	(13)	(23)

Net interest expense	18	-
Other interest	(3)	3

Total financing costs	15	3

In March 2016, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2017. The company has not drawn on the facility.

6.	Long-term debt

	As at	As at
	Mar 31	Dec 31
millions of dollars	2016	2015
Long-term debt	6,447	5,952
Capital leases	605	612

Total long-term debt	7,052	6,564

In the three months ended March 31, 2016, the company increased its long-term debt by $495 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to supplement normal operations and capital projects.

7.	Other long-term obligations

	As at	As at
	Mar 31	Dec 31
millions of dollars	2016	2015
Employee retirement benefits (a)	1,318	1,470
Asset retirement obligations and other environmental liabilities (b)	1,651	1,628
Share-based incentive compensation liabilities	141	134
Other obligations	365	365

Total other long-term obligations	3,475	3,597

(a)	Total recorded employee retirement benefits obligations also includes $59 million in current liabilities (2015 - $59 million).
(b)	Total asset retirement obligations and other environmental liabilities also includes $118 million in current liabilities (2015 - $116 million).

IMPERIAL OIL LIMITED

8.	Net income (loss) per-share

	Three Months to March 31
	2016	2015
Net income (loss) per common share - basic

Net income (loss) (millions of dollars)	(101)	421

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6

Net income (loss) per common share (dollars)	(0.12)	0.50

Net income (loss) per common share - diluted

Net income (loss) (millions of dollars)	(101)	421
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6
Effect of share-based awards (millions of shares)	2.8	2.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.4	850.5

Net income (loss) per common share (dollars)	(0.12)	0.50

9.	Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of dollars	2016	2015
Balance at January 1	(1,828)	(2,059)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	100	(176)
Amounts reclassified from accumulated other comprehensive income	41	42

Balance at March 31	(1,687)	(2,193)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Three Months
	to March 31
millions of dollars	2016	2015
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(46)	(57)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income:

	Three Months
	to March 31
millions of dollars	2016	2015
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	37	(61)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	5	15

	42	(46)

IMPERIAL OIL LIMITED

10.	Assets held for sale

On March 8, 2016, the company announced that it had entered into agreements which will result in the sale and transition of its remaining company-owned Esso retail stations to a branded wholesaler operating model for approximately $2.8 billion. Under the branded wholesaler model, Imperial supplies fuel to independent third parties who own and/or operate the sites in alignment with Esso brand standards. The company’s gain on the sale, which is subject to final closing adjustments, is anticipated to be in the range of $2.0 billion to $2.1 billion ($1.6 billion to $1.7 billion, after tax). The transactions are anticipated to close by year-end 2016, subject to regulatory approvals.

The major classes of assets classified as held for sale within the Downstream segment at March 31, 2016, were as follows:

millions of dollars	2016
Assets held for sale
Accounts receivable and prepaid expenses	5
Inventories	19
Net property, plant and equipment	680
Goodwill	38

Total assets held for sale	742

11.	Recently Issued Accounting Standards

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

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

First quarter 2016 vs. first quarter 2015

The company’s net loss for the first quarter of 2016 was $101 million or $0.12 per share on a diluted basis, compared to net income of $421 million or $0.50 per share for the same period last year.

Upstream recorded a net loss in the first quarter of $448 million, compared to a net loss of $189 million in the same period of 2015. Results in the first quarter of 2016 reflected lower realizations of about $355 million, partially offset by the impact of a weaker Canadian dollar of about $70 million.

West Texas Intermediate (WTI) averaged US$33.63 per barrel in the first quarter of 2016, down from US$48.57 per barrel in the same quarter of 2015. Western Canada Select (WCS) averaged US$19.30 per barrel and US$33.88 per barrel respectively for the same periods. The WTI/WCS differential widened to 43 percent in the first quarter of 2016 as global surplus crude barrels cleared in the U.S. Gulf Coast.

During the first quarter of 2016, the Canadian dollar weakened relative to the U.S. dollar largely reflecting lower crude oil prices. The Canadian dollar averaged US$0.73 in the first quarter of 2016, a decrease of US$0.08 from the first quarter of 2015.

The company’s average Canadian dollar realizations for bitumen and synthetic crudes declined essentially in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $11.92 per barrel for the first quarter of 2016, a decrease of $15.48 per barrel versus the first quarter of 2015. Synthetic crude realizations averaged $46.32 per barrel, a decrease of $9.49 per barrel for the same period of 2015.

Gross production of Kearl bitumen averaged 194,000 barrels per day in the first quarter (138,000 barrels Imperial’s share) up from 95,000 barrels per day (67,000 barrels Imperial’s share) during the first quarter of 2015, reflecting the start-up of the Kearl expansion project and continued improvement in reliability of the initial development.

Gross production of Cold Lake bitumen averaged 165,000 barrels per day in the first quarter, up from 152,000 barrels in the same period last year. Incremental volumes from Nabiye offset cycle timing in the base operation.

The company’s share of gross production from Syncrude averaged 80,000 barrels per day, up from 73,000 barrels in the first quarter of 2015, reflecting improved reliability of the operations.

Downstream net income was $320 million in the first quarter, compared to $565 million in the same period of 2015. Earnings decreased mainly due to lower refinery margins of about $395 million, partially offset by the favourable impact of a weaker Canadian dollar of about $120 million.

Refinery throughput averaged 398,000 barrels per day, up from 393,000 barrels in the first quarter of 2015, due to a continued focus on reliability. Capacity utilization increased to 94 percent.

Petroleum product sales were 469,000 barrels per day, compared to 474,000 barrels per day in the first quarter of 2015.

Chemical net income was $49 million in the first quarter, compared to $66 million in the same quarter of 2015. The decrease was due to lower margins.

Net income effects from Corporate and Other were negative $22 million in the first quarter, compared to negative $21 million in the same period of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities was $49 million in the first quarter, compared with $281 million in the corresponding period in 2015, reflecting lower earnings as a result of a decrease in global crude prices.

Investing activities used net cash of $358 million in the first quarter, compared with $1,002 million in the same period of 2015, reflecting the decline in additions to property, plant and equipment.

Cash from financing activities was $261 million in the first quarter, compared with cash from financing activities of $566 million in the first quarter of 2015. Dividends paid in the first quarter of 2016 were $119 million. The per-share dividend paid in the first quarter was $0.14, up from $0.13 in the same period of 2015.

The company’s cash balance was $155 million at March 31, 2016, versus $60 million at the end of the first quarter of 2015.

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

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding future events or conditions are forward-looking statements. Actual future financial and operating results could differ materially due to the impact of market conditions, changes in law or governmental policy, changes in operating conditions and costs, changes in project schedules, operating performance, demand for oil and gas, commercial negotiations or other technical and economic factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information about market risks for the three months ended March 31, 2016 does not differ materially from that discussed on page 22 in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Earnings sensitivity millions of dollars after tax
Seven cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+	(-) 450

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar decreased from year-end 2015 by about $8 million (after tax) a year for each one-cent change, primarily due to the impact of narrower Downstream margins.

Item 4.	Controls and Procedures.

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 26, 2015, Imperial was charged with committing the offence of discharging or causing or permitting the discharge of a contaminant, namely coker stabilizer thermocracked gas, from Imperial’s chemical plant in Sarnia, into the natural environment that caused or was likely to have caused an adverse effect contrary to section 14(1) of the Environmental Protection Act, R.S.O. 1990, c. E.19, as amended, which offence was alleged to have occurred on February 7, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 2016 (January 1 – January 31)	-	-	-	1,000,000
February 2016 (February 1 – February 29)	-	-	-	1,000,000
March 2016 (March 1 – March 31)	-	-	-	1,000,000

(a)	On June 22, 2015, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 25, 2015 to June 24, 2016. The program will end when the company has purchased the maximum allowable number of shares, or on June 24, 2016.

The company will continue to evaluate its share repurchase program in the context of its overall capital activities.

Item 6.	Exhibits.

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

IMPERIAL OIL LIMITED
(Registrant)

Date:	May 3, 2016	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and
Administration and Controller
(Principal Accounting Officer)

Date:	May 3, 2016	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary