Form 10-Q
period 2016-06-30
IMPERIAL OIL LTD
filed 2016-08-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

YES      ✓     NO

The registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (see the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934).

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer	Smaller reporting company

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

YES            NO      ✓

The number of common shares outstanding, as of June 30, 2016 was 847,599,011.

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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Revenues and other income
Operating revenues (a) (b)	6,225	7,272	11,399	13,442
Investment and other income (note 3)	23	29	71	62
Total revenues and other income	6,248	7,301	11,470	13,504

Expenses
Exploration (note 11)	42	16	59	33
Purchases of crude oil and products (c)	4,041	4,295	7,027	7,600
Production and manufacturing (d)	1,310	1,395	2,581	2,754
Selling and general (d)	267	272	537	536
Federal excise tax (a)	415	387	803	764
Depreciation and depletion	407	335	831	652
Financing costs (note 5)	18	5	33	8
Total expenses	6,500	6,705	11,871	12,347

Income (loss) before income taxes	(252)	596	(401)	1,157

Income taxes	(71)	476	(119)	616

Net income (loss)	(181)	120	(282)	541

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 8)	(0.21)	0.14	(0.33)	0.64
Net income (loss) per common share - diluted (note 8)	(0.21)	0.14	(0.33)	0.64
Dividends per common share	0.15	0.13	0.29	0.26
(a) Federal excise tax included in operating revenues.	415	387	803	764
(b) Amounts from related parties included in operating revenues.*	446	937	1,009	1,543
(c) Amounts to related parties included in purchases of crude oil and products.*	286	779	917	1,383
(d) Amounts to related parties included in production and manufacturing, and selling and general expenses.	157	125	261	227

* Note: Restated 2015.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Net income (loss)	(181)	120	(282)	541

Other comprehensive income (loss), net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	100	(176)

Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	33	42	74	84
Total other comprehensive income (loss)	33	42	174	(92)

Comprehensive income (loss)	(148)	162	(108)	449

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at June 30	As at Dec 31
millions of Canadian dollars	2016	2015
Assets
Current assets
Cash	195	203
Accounts receivable, less estimated doubtful accounts (a)	1,977	1,581
Inventories of crude oil and products	919	1,190
Materials, supplies and prepaid expenses	551	424
Deferred income tax assets	339	272
Total current assets	3,981	3,670
Long-term receivables, investments and other long-term assets	1,309	1,414
Property, plant and equipment,	53,480	54,203
less accumulated depreciation and depletion	(16,514)	(16,404)
Property, plant and equipment, net	36,966	37,799
Goodwill	186	224
Other intangible assets, net	61	63
Assets held for sale (note 10)	741	-
Total assets	43,244	43,170

Liabilities
Current liabilities
Notes and loans payable (b)	1,862	1,952
Accounts payable and accrued liabilities (note 7)	3,179	2,989
Income taxes payable	465	452
Total current liabilities	5,506	5,393
Long-term debt (c) (note 6)	7,046	6,564
Other long-term obligations (d) (note 7)	3,455	3,597
Deferred income tax liabilities	4,165	4,191
Total liabilities	20,172	19,745

Shareholders’ equity
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	23,160	23,687
Accumulated other comprehensive income (loss) (note 9)	(1,654)	(1,828)
Total shareholders’ equity	23,072	23,425

Total liabilities and shareholders’ equity	43,244	43,170
(a)	Accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $131 million (2015 - $129 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2015 - $75 million).
(c)	Long-term debt included amounts to related parties of $6,447 million (2015 - $5,952 million).
(d)	Other long-term obligations included amounts to related parties of $125 million (2015 - $146 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2015 - 1,100 million and 848 million, respectively).

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Operating activities
Net income (loss)	(181)	120	(282)	541
Adjustments for non-cash items:
Depreciation and depletion	407	335	831	652
(Gain) loss on asset sales (note 3)	(13)	(25)	(43)	(51)
Deferred income taxes and other	(98)	254	(180)	272
Changes in operating assets and liabilities:
Accounts receivables	(338)	(353)	(396)	(566)
Inventories, materials, supplies and prepaid expenses	151	(148)	119	(163)
Income taxes payable	22	148	13	332
Accounts payable and accrued liabilities	371	23	182	(363)
All other items - net (a)	122	23	248	4
Cash flows from (used in) operating activities	443	377	492	658

Investing activities
Additions to property, plant and equipment	(313)	(773)	(704)	(1,784)
Proceeds from asset sales (note 3)	17	65	50	90
Additional investments	(1)	(16)	(1)	(32)
Cash flows from (used in) investing activities	(297)	(724)	(655)	(1,726)

Financing activities
Short-term debt - net	20	40	(88)	1
Long-term debt issued (note 6)	-	389	495	1,106
Reduction in capitalized lease obligations	(8)	(4)	(15)	(6)
Dividends paid	(118)	(110)	(237)	(220)
Cash flows from (used in) financing activities	(106)	315	155	881

Increase (decrease) in cash	40	(32)	(8)	(187)
Cash at beginning of period	155	60	203	215
Cash at end of period (b)	195	28	195	28
(a) Included contribution to registered pension plans.	(45)	(69)	(76)	(132)
(b) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with the maturity of three months or less when purchased.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

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

The results for the six months ended June 30, 2016, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	1,403	1,783	4,559	5,178	263	311
Intersegment sales	328	718	211	268	54	63
Investment and other income	2	16	20	13	-	(1)
	1,733	2,517	4,790	5,459	317	373
Expenses
Exploration	42	16	-	-	-	-
Purchases of crude oil and products	905	1,070	3,555	4,071	171	205
Production and manufacturing	838	953	421	392	51	50
Selling and general	(3)	(1)	253	243	19	20
Federal excise tax	-	-	415	387	-	-
Depreciation and depletion	350	273	51	56	2	2
Financing costs (note 5)	(1)	-	-	-	-	-
Total expenses	2,131	2,311	4,695	5,149	243	277
Income (loss) before income taxes	(398)	206	95	310	74	96
Income taxes	(108)	380	24	95	19	27
Net income (loss)	(290)	(174)	71	215	55	69
Cash flows from (used in) operating activities	82	(264)	295	541	72	105
Capital and exploration expenditures (b)	250	704	64	96	8	4

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	-	-	-	-	6,225	7,272
Intersegment sales	-	-	(593)	(1,049)	-	-
Investment and other income	1	1	-	-	23	29
	1	1	(593)	(1,049)	6,248	7,301
Expenses
Exploration	-	-	-	-	42	16
Purchases of crude oil and products	-	-	(590)	(1,051)	4,041	4,295
Production and manufacturing	-	-	-	-	1,310	1,395
Selling and general	1	8	(3)	2	267	272
Federal excise tax	-	-	-	-	415	387
Depreciation and depletion	4	4	-	-	407	335
Financing costs (note 5)	19	5	-	-	18	5
Total expenses	24	17	(593)	(1,049)	6,500	6,705
Income (loss) before income taxes	(23)	(16)	-	-	(252)	596
Income taxes	(6)	(26)	-	-	(71)	476
Net income (loss)	(17)	10	-	-	(181)	120
Cash flows from (used in) operating activities	(6)	(5)	-	-	443	377
Capital and exploration expenditures (b)	13	15	-	-	335	819
(a)	Included export sales to the United States of $966 million (2015 - $1,362 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	2,383	2,995	8,499	9,847	517	600
Intersegment sales	807	1,316	436	524	98	122
Investment and other income	21	18	49	43	-	-
	3,211	4,329	8,984	10,414	615	722
Expenses
Exploration	59	33	-	-	-	-
Purchases of crude oil and products	1,723	1,908	6,312	7,266	330	387
Production and manufacturing	1,747	1,903	736	748	98	103
Selling and general	(2)	(1)	491	464	41	42
Federal excise tax	-	-	803	764	-	-
Depreciation and depletion	707	532	112	108	4	5
Financing costs (note 5)	(4)	3	-	-	-	-
Total expenses	4,230	4,378	8,454	9,350	473	537
Income (loss) before income taxes	(1,019)	(49)	530	1,064	142	185
Income taxes	(281)	314	139	284	38	50
Net income (loss)	(738)	(363)	391	780	104	135
Cash flows from (used in) operating activities	(400)	(515)	764	1,055	132	160
Capital and exploration expenditures (b)	596	1,594	107	221	14	16
Total assets as at June 30	37,166	36,612	5,239	5,839	393	381

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	-	-	-	-	11,399	13,442
Intersegment sales	-	-	(1,341)	(1,962)	-	-
Investment and other income	1	1	-	-	71	62
	1	1	(1,341)	(1,962)	11,470	13,504
Expenses
Exploration	-	-	-	-	59	33
Purchases of crude oil and products	-	-	(1,338)	(1,961)	7,027	7,600
Production and manufacturing	-	-	-	-	2,581	2,754
Selling and general	10	32	(3)	(1)	537	536
Federal excise tax	-	-	-	-	803	764
Depreciation and depletion	8	7	-	-	831	652
Financing costs (note 5)	37	5	-	-	33	8
Total expenses	55	44	(1,341)	(1,962)	11,871	12,347
Income (loss) before income taxes	(54)	(43)	-	-	(401)	1,157
Income taxes	(15)	(32)	-	-	(119)	616
Net income (loss)	(39)	(11)	-	-	(282)	541
Cash flows from (used in) operating activities	(4)	(42)	-	-	492	658
Capital and exploration expenditures (b)	26	38	-	-	743	1,869
Total assets as at June 30	662	413	(216)	(411)	43,244	42,834
(a)	Included export sales to the United States of $1,763 million (2015 - $2,163 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

3.  Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Proceeds from asset sales	17	65	50	90
Book value of assets sold	4	40	7	39
Gain (loss) on asset sales, before tax	13	25	43	51
Gain (loss) on asset sales, after tax	10	17	34	40

4.   Employee retirement benefits

The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Pension benefits:
Current service cost	51	51	102	102
Interest cost	79	77	158	154
Expected return on plan assets	(100)	(96)	(199)	(193)
Amortization of prior service cost	3	4	5	8
Amortization of actuarial loss	41	49	82	99
Net benefit cost	74	85	148	170

Other post-retirement benefits:
Current service cost	4	4	8	8
Interest cost	6	6	13	12
Amortization of actuarial loss	4	3	7	6
Net benefit cost	14	13	28	26
5. Financing costs and additional notes and loans payable information
	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Debt-related interest	32	20	63	43
Capitalized interest	(13)	(15)	(26)	(38)
Net interest expense	19	5	37	5
Other interest	(1)	-	(4)	3
Total financing costs	18	5	33	8

In March 2016, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2017. The company has not drawn on the facility.

IMPERIAL OIL LIMITED

6.   Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2016	2015
Long-term debt	6,447	5,952
Capital leases	599	612
Total long-term debt	7,046	6,564

In the first half of 2016, the company increased its long-term debt by $495 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to supplement normal operations and capital projects.

7.   Other long-term obligations

	As at June 30	As at Dec 31
millions of Canadian dollars	2016	2015
Employee retirement benefits (a)	1,289	1,470
Asset retirement obligations and other environmental liabilities (b)	1,670	1,628
Share-based incentive compensation liabilities	142	134
Other obligations	354	365
Total other long-term obligations	3,455	3,597
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2015 - $59 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $117 million in current liabilities (2015 - $116 million).

8.   Net income (loss) per-share

	Second Quarter		Six Months to June 30
	2016	2015	2016	2015
Net income (loss) per common share - basic

Net income (loss) (millions of Canadian dollars)	(181)	120	(282)	541

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6

Net income (loss) per common share (dollars)	(0.21)	0.14	(0.33)	0.64

Net income (loss) per common share - diluted

Net income (loss) (millions of Canadian dollars)	(181)	120	(282)	541

Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Effect of share-based awards (millions of shares)	3.0	3.1	2.9	3.0
Weighted average number of common shares outstanding assuming dilution (millions of shares)	850.6	850.7	850.5	850.6

Net income (loss) per common share (dollars)	(0.21)	0.14	(0.33)	0.64

IMPERIAL OIL LIMITED

9.   Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2016	2015
Balance at January 1	(1,828)	(2,059)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	100	(176)
Amounts reclassified from accumulated other comprehensive income	74	84
Balance at June 30	(1,654)	(2,151)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(48)	(56)	(94)	(113)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2016	2015	2016	2015
Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	37	(61)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	15	15	20	30
Total	15	15	57	(31)

10.  Assets held for sale

On March 8, 2016, the company announced that it had entered into agreements which will result in the sale and transition of its remaining company-owned Esso retail stations to a branded wholesaler operating model for approximately $2.8 billion. Under the branded wholesaler model, Imperial supplies fuel to independent third parties who own and/or operate the sites in alignment with Esso brand standards. The company’s gain on sale, which is subject to final closing adjustments, is anticipated to be in the range of $2.0 billion to $2.1 billion ($1.7 billion to $1.8 billion after tax). Subsequent to the quarter, in July the company completed the sale of its sites in Saskatchewan, Manitoba, Nova Scotia and Newfoundland for approximately $85 million, having an approximate net book value of $23 million. The remaining transactions are anticipated to close by year-end 2016, subject to regulatory approvals.

The major classes of assets classified as held for sale within the Downstream segment at June 30, 2016, were as follows:

As at June 30
millions of Canadian dollars	2016
Assets held for sale
Accounts receivable and prepaid expenses	5
Inventories	20
Net property, plant and equipment	678
Goodwill	38
Total assets held for sale	741

IMPERIAL OIL LIMITED

11. Accounting for suspended exploratory well costs

For the category of exploratory well costs at year-end 2015 that were capitalized for a period greater than 12 months, a total of $24 million was expensed in the second quarter of 2016.

12. Recently issued accounting standards

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

Operating results

Second quarter 2016 vs. second quarter 2015

The company’s net loss for the second quarter of 2016 was $181 million or $0.21 per share on a diluted basis, compared to net income of $120 million or $0.14 per share for the same period last year. Wildfires in northern Alberta significantly impacted results in the quarter, reducing net income by about $170 million.

Upstream recorded a net loss in the second quarter of $290 million, compared to a net loss of $174 million in the same period of 2015. Results in the second quarter of 2016 reflected lower realizations of about $500 million, the impact of the northern Alberta wildfires on Syncrude and Kearl operations of about $155 million and higher depreciation expense of about $50 million. These factors were partially offset by higher Kearl and Cold Lake volumes of about $105 million, the impact of a weaker Canadian dollar of about $65 million and the favourable impact of lower royalties of about $50 million. Earnings in the second quarter of 2015 reflected the impact associated with increased Alberta corporate income taxes of about $327 million.

West Texas Intermediate (WTI) averaged US$45.64 per barrel in the second quarter of 2016, down from US$57.90 per barrel in the same quarter of 2015. Western Canada Select (WCS) averaged US$32.36 per barrel and US$46.41 per barrel respectively for the same periods. The WTI / WCS differential widened to 29 percent in the second quarter of 2016, from 20 percent in the same period of 2015.

During the second quarter of 2016, the Canadian dollar weakened relative to the U.S. dollar versus the same period of 2015. The Canadian dollar averaged US$0.78 in the second quarter of 2016, a decrease of US$0.03 from the second quarter of 2015.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes declined essentially in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $29.45 per barrel for the second quarter of 2016, a decrease of $19.71 per barrel versus the second quarter of 2015. Synthetic crude realizations averaged $58.58 per barrel, a decrease of $16.62 per barrel for the same period of 2015.

Gross production of Cold Lake bitumen averaged 163,000 barrels per day in the second quarter, up from 161,000 barrels in the same period last year. Incremental volumes from Nabiye offset cycle timing in the base operation.

Gross production of Kearl bitumen averaged 155,000 barrels per day in the second quarter (110,000 barrels Imperial’s share) up from 130,000 barrels per day (92,000 barrels Imperial’s share) during the second quarter of 2015. Kearl production was reduced in the current quarter by 64,000 barrels per day (45,000 Imperial’s share) due to the Alberta wildfires and planned maintenance activities.

The company’s share of gross production from Syncrude averaged 18,000 barrels per day, compared to 52,000 barrels in the second quarter of 2015. Syncrude production was reduced in the current quarter by 54,000 barrels per day due to the Alberta wildfires and planned maintenance activities.

Downstream net income was $71 million in the second quarter, compared to $215 million in the same period of 2015. Earnings decreased mainly due to the impact of higher refinery turnarounds of about $115 million and lower industry margins of about $45 million.

Refinery throughput averaged 246,000 barrels per day, compared to 373,000 barrels in the second quarter of 2015. The decrease was mainly associated with planned turnaround activity at the Strathcona and Nanticoke refineries. Excluding the impact of the planned turnarounds, capacity utilization averaged 97 percent.

Petroleum product sales were 470,000 barrels per day, compared to 478,000 barrels per day in the second quarter of 2015.

IMPERIAL OIL LIMITED

Chemical net income was $55 million in the second quarter, compared to $69 million in the same quarter of 2015.

Net income effects from Corporate and Other were negative $17 million in the second quarter, compared to positive $10 million in the same period of 2015.

Six months 2016 vs. six months 2015

Net loss in the first six months of 2016 was $282 million, or $0.33 per share on a diluted basis, versus net income of $541 million or $0.64 per share for the first six months of 2015.

Upstream recorded a net loss of $738 million for the first six months of 2016, compared to a net loss of $363 million for the same period last year. The loss in 2016 reflected lower realizations of about $870 million, the impact of the northern Alberta wildfires on Syncrude and Kearl operations of about $155 million and higher depreciation expense of about $105 million. These factors were partially offset by the impact of a weaker Canadian dollar of about $135 million, higher Kearl and Cold Lake volumes of about $130 million, the favourable impact of lower royalties of about $80 million and lower energy cost of about $60 million. Earnings in the second quarter of 2015 reflected the impact associated with increased Alberta corporate income taxes of about $327 million.

West Texas Intermediate averaged US$39.78 per barrel in the first six months of 2016 down from US$53.35 per barrel in the same period last year. Western Canada Select averaged US$25.88 per barrel and US$40.14 per barrel respectively for the same periods. The WTI / WCS differential widened to 35 percent in the first six months of 2016, from 25 percent in the same period of 2015.

During the first six months of 2016, the Canadian dollar weakened relative to the U.S. dollar versus the same period of 2015. The Canadian dollar averaged US$0.75 in the first six months of 2016, a decrease of US$0.06 from the same period of 2015.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes declined essentially in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $20.76 per barrel for the first six months of 2016, a decrease of $18.39 per barrel versus the same period of 2015. Synthetic crude realizations averaged $48.59 per barrel, a decrease of $15.30 per barrel for the same period of 2015.

Gross production of Cold Lake bitumen averaged 164,000 barrels per day in the first six months, up from 156,000 barrels from the same period last year, primarily due to Nabiye production.

Gross production of Kearl bitumen averaged 175,000 barrels per day in the first six months of 2016 (124,000 barrels Imperial’s share) up from 113,000 barrels per day (80,000 barrels Imperial’s share). The increase was the result of the start-up of the expansion project and improved reliability of the initial development. Kearl production was reduced by 32,000 barrels per day (23,000 Imperial’s share) due to the Alberta wildfires and planned maintenance activities.

During the first six months of 2016, the company’s share of gross production from Syncrude averaged 49,000 barrels per day, compared to 63,000 barrels from the same period of 2015. Syncrude production was reduced by 13,000 barrels per day due to the Alberta wildfires and planned maintenance activities.

Downstream net income was $391 million, compared to $780 million from the same period of 2015. Earnings decreased due to the impact of lower downstream margins of about $480 million and higher refinery turnarounds of about $115 million. These factors were partially offset by the impact of a weaker Canadian dollar of about $130 million and lower fuels marketing operating costs of about $50 million.

Refinery throughput averaged 323,000 barrels per day in the first six months of 2016, compared to 383,000 barrels in the same period of 2015. Capacity utilization decreased to 77 percent from 91 percent in the same period of 2015. The lower utilization reflected higher turnaround activity in 2016.

IMPERIAL OIL LIMITED

Petroleum product sales were 469,000 barrels per day in the first six months of 2016, compared to 476,000 barrels per day in the same period of 2015.

Chemical net income was $104 million, compared to $135 million in the same period of 2015.

For the first six months of 2016, net income effects from Corporate and Other were negative $39 million, versus negative $11 million in 2015.

Liquidity and capital resources

Cash flow generated from operating activities was $443 million in the second quarter, compared with $377 million in the corresponding period in 2015. Positive working capital effects offset the lower earnings.

Investing activities used net cash of $297 million in the second quarter, compared with $724 million in the same period of 2015, reflecting the completion of major upstream growth projects.

Cash used in financing activities was $106 million in the second quarter, compared with cash from financing activities of $315 million in the second quarter of 2015. Dividends paid in the second quarter of 2016 were $118 million. The per-share dividend paid in the second quarter was $0.14, up from $0.13 in the same period of 2015.

The company’s cash balance was $195 million at June 30, 2016, versus $28 million at the end of the second quarter of 2015.

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

IMPERIAL OIL LIMITED

Item 3.  Quantitative and qualitative disclosures about market risk

Information about market risks for the six months ended June 30, 2016, does not differ materially from that discussed on page 22 of the company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter ended March 31, 2016 except for the following:

Earnings Sensitivities

millions of Canadian dollars after tax
Seven cents decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+	(-)	590

The sensitivity of net income to changes in the Canadian dollar versus the U.S. dollar increased from the first quarter of 2016 by about $20 million (after tax) a year for each one-cent change, primarily due to the increase in bitumen prices and improved crack spreads.

Item 4.  Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
April 2016 (April 1 – April 30)	-	-	-	1,000,000
May 2016 (May 1 – May 31)	-	-	-	1,000,000
June 2016 (June 1 – June 30)	-	-	-	1,000,000
(a)	On June 22, 2016, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 27, 2016 to June 26, 2017. The program will end when the company has purchased the maximum allowable number of shares, or on June 26, 2017.

The company will continue to evaluate its share repurchase program in the context of its overall capital activities.

Item 6.    Exhibits

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

Imperial Oil Limited
(Registrant)

Date: August 2, 2016	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: August 2, 2016	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary