Form 10-Q
period 2016-09-30
IMPERIAL OIL LTD
filed 2016-11-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES              NO      ✓

The number of common shares outstanding, as of September 30, 2016 was 847,599,011.

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

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements

 Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015

Revenues and other income
Operating revenues (a) (b)	6,568	7,111	17,967	20,553
Investment and other income (note 3)	874	44	945	106

Total revenues and other income	7,442	7,155	18,912	20,659

Expenses
Exploration (note 11)	16	19	75	52
Purchases of crude oil and products (c)	3,857	4,053	10,884	11,653
Production and manufacturing (d)	1,261	1,351	3,842	4,105
Selling and general (d)	275	267	812	803
Federal excise tax (a)	434	416	1,237	1,180
Depreciation and depletion	398	400	1,229	1,052
Financing costs (note 5)	19	12	52	20

Total expenses	6,260	6,518	18,131	18,865

Income (loss) before income taxes	1,182	637	781	1,794

Income taxes	179	158	60	774

Net income (loss)	1,003	479	721	1,020

Per-share information (Canadian dollars)
Net income (loss) per common share - basic (note 8)	1.18	0.56	0.85	1.20
Net income (loss) per common share - diluted (note 8)	1.18	0.56	0.85	1.20
Dividends per common share	0.15	0.14	0.44	0.40

(a) Federal excise tax included in operating revenues.	434	416	1,237	1,180
(b) Amounts from related parties included in operating revenues.*	448	856	1,457	2,399
(c) Amounts to related parties included in purchases of crude oil and products.*	623	663	1,540	2,046
(d) Amounts to related parties included in production and manufacturing, and selling and general expenses.	133	106	394	333

*Note: Restated 2015.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015

Net income (loss)	1,003	479	721	1,020

Other comprehensive income (loss), net of income taxes
Post-retirement benefit liability adjustment (excluding amortization)	-	-	100	(176)

Amortization of post-retirement benefit liability adjustment included in net periodic benefit costs	34	42	108	126

Total other comprehensive income (loss)	34	42	208	(50)

Comprehensive income (loss)	1,037	521	929	970

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2016	2015

Assets
Current assets
Cash	248	203
Accounts receivable, less estimated doubtful accounts (a)	1,702	1,581
Inventories of crude oil and products	941	1,190
Materials, supplies and prepaid expenses	547	424
Deferred income tax assets (b)	-	272

Total current assets	3,438	3,670
Long-term receivables, investments and other long-term assets	1,224	1,414
Property, plant and equipment,	53,626	54,203
less accumulated depreciation and depletion	(16,884)	(16,404)

Property, plant and equipment, net	36,742	37,799
Goodwill	186	224
Other assets, including intangibles, net (b)	60	63
Assets held for sale (note 10)	444	-

Total assets	42,094	43,170

Liabilities
Current liabilities
Notes and loans payable (c)	271	1,952
Accounts payable and accrued liabilities (a) (b) (note 7)	2,898	2,989
Income taxes payable	452	452

Total current liabilities	3,621	5,393
Long-term debt (d) (note 6)	7,039	6,564
Other long-term obligations (e) (note 7)	3,444	3,597
Deferred income tax liabilities (b)	4,008	4,191

Total liabilities	18,112	19,745

Shareholders’ equity
Common shares at stated value (f)	1,566	1,566
Earnings reinvested	24,036	23,687
Accumulated other comprehensive income (loss) (note 9)	(1,620)	(1,828)

Total shareholders’ equity	23,982	23,425

Total liabilities and shareholders’ equity	42,094	43,170

(a)	Accounts payable and accrued liabilities included amounts payable to related parties of $83 million (2015 - accounts receivable, less estimated doubtful accounts included amounts receivable from related parties of $129 million).
(b)	Deferred tax assets and liabilities have been prospectively classified as non-current. Prior periods were not restated (note 12).
(c)	Notes and loans payable included amounts to related parties of $75 million (2015 - $75 million).
(d)	Long-term debt included amounts to related parties of $6,447 million (2015 - $5,952 million).
(e)	Other long-term obligations included amounts to related parties of $114 million (2015 - $146 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2015 - 1,100 million and 848 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated statement of cash flows (U.S. GAAP, unaudited)

			Nine Months
Inflow (outflow)	Third Quarter		to September 30
millions of Canadian dollars	2016	2015	2016	2015
Operating activities
Net income (loss)	1,003	479	721	1,020
Adjustments for non-cash items:
Depreciation and depletion	398	400	1,229	1,052
(Gain) loss on asset sales (note 3)	(909)	(29)	(952)	(80)
Deferred income taxes and other	215	86	35	358
Changes in operating assets and liabilities:
Accounts receivable	275	403	(121)	(163)
Inventories, materials, supplies and prepaid expenses	(7)	(65)	112	(228)
Income taxes payable	(13)	58	-	390
Accounts payable and accrued liabilities	(241)	(271)	(59)	(634)
All other items - net (a)	51	43	299	47
Cash flows from (used in) operating activities	772	1,104	1,264	1,762

Investing activities
Additions to property, plant and equipment	(189)	(647)	(893)	(2,431)
Proceeds from asset sales (note 3)	1,194	28	1,244	118
Additional investments	-	-	(1)	(32)
Cash flows from (used in) investing activities	1,005	(619)	350	(2,345)

Financing activities
Short-term debt - net	(1,591)	(30)	(1,679)	(29)
Long-term debt issued (note 6)	-	-	495	1,106
Reduction in capitalized lease obligations	(6)	(7)	(21)	(13)
Dividends paid	(127)	(110)	(364)	(330)
Cash flows from (used in) financing activities	(1,724)	(147)	(1,569)	734

Increase (decrease) in cash	53	338	45	151
Cash at beginning of period	195	28	203	215
Cash at end of period (b)	248	366	248	366
(a) Included contribution to registered pension plans.	(44)	(46)	(120)	(178)
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with the maturity of three months or less when purchased.

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

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1.  Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2015 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the nine months ended September 30, 2016, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	1,316	1,467	4,971	5,344	281	300
Intersegment sales	709	610	253	239	58	60
Investment and other income	1	4	870	40	1	-
	2,026	2,081	6,094	5,623	340	360
Expenses
Exploration	16	19	-	-	-	-
Purchases of crude oil and products	861	879	3,827	3,906	188	176
Production and manufacturing	887	923	323	377	51	51
Selling and general	(1)	1	238	256	22	23
Federal excise tax	-	-	434	416	-	-
Depreciation and depletion	346	333	46	61	2	3
Financing costs (note 5)	(2)	2	-	-	-	-
Total expenses	2,107	2,157	4,868	5,016	263	253
Income (loss) before income taxes	(81)	(76)	1,226	607	77	107
Income taxes	(55)	(24)	224	153	21	29
Net income (loss)	(26)	(52)	1,002	454	56	78
Cash flows from (used in) operating activities	432	696	264	313	73	109
Capital and exploration expenditures (b)	149	1,050	38	55	7	17

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	-	-	-	-	6,568	7,111
Intersegment sales	-	-	(1,020)	(909)	-	-
Investment and other income	2	-	-	-	874	44
	2	-	(1,020)	(909)	7,442	7,155
Expenses
Exploration	-	-	-	-	16	19
Purchases of crude oil and products	-	-	(1,019)	(908)	3,857	4,053
Production and manufacturing	-	-	-	-	1,261	1,351
Selling and general	17	(12)	(1)	(1)	275	267
Federal excise tax	-	-	-	-	434	416
Depreciation and depletion	4	3	-	-	398	400
Financing costs (note 5)	21	10	-	-	19	12
Total expenses	42	1	(1,020)	(909)	6,260	6,518
Income (loss) before income taxes	(40)	(1)	-	-	1,182	637
Income taxes	(11)	-	-	-	179	158
Net income (loss)	(29)	(1)	-	-	1,003	479
Cash flows from (used in) operating activities	3	(14)	-	-	772	1,104
Capital and exploration expenditures (b)	11	20	-	-	205	1,142
(a)	Included export sales to the United States of $941 million (2015 - $1,168 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	3,699	4,462	13,470	15,191	798	900
Intersegment sales	1,516	1,926	689	763	156	182
Investment and other income	22	22	919	83	1	-
	5,237	6,410	15,078	16,037	955	1,082
Expenses
Exploration	75	52	-	-	-	-
Purchases of crude oil and products	2,584	2,787	10,139	11,172	518	563
Production and manufacturing	2,634	2,826	1,059	1,125	149	154
Selling and general	(3)	-	729	720	63	65
Federal excise tax	-	-	1,237	1,180	-	-
Depreciation and depletion	1,053	865	158	169	6	8
Financing costs (note 5)	(6)	5	-	-	-	-
Total expenses	6,337	6,535	13,322	14,366	736	790
Income (loss) before income taxes	(1,100)	(125)	1,756	1,671	219	292
Income taxes	(336)	290	363	437	59	79
Net income (loss)	(764)	(415)	1,393	1,234	160	213
Cash flows from (used in) operating activities	32	181	1,028	1,368	205	269
Capital and exploration expenditures (b)	745	2,644	145	276	21	33
Total assets as at September 30	36,975	36,817	4,403	5,645	379	386

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2016	2015	2016	2015	2016	2015
Revenues and other income
Operating revenues (a)	-	-	-	-	17,967	20,553
Intersegment sales	-	-	(2,361)	(2,871)	-	-
Investment and other income	3	1	-	-	945	106
	3	1	(2,361)	(2,871)	18,912	20,659
Expenses
Exploration	-	-	-	-	75	52
Purchases of crude oil and products	-	-	(2,357)	(2,869)	10,884	11,653
Production and manufacturing	-	-	-	-	3,842	4,105
Selling and general	27	20	(4)	(2)	812	803
Federal excise tax	-	-	-	-	1,237	1,180
Depreciation and depletion	12	10	-	-	1,229	1,052
Financing costs (note 5)	58	15	-	-	52	20
Total expenses	97	45	(2,361)	(2,871)	18,131	18,865
Income (loss) before income taxes	(94)	(44)	-	-	781	1,794
Income taxes	(26)	(32)	-	-	60	774
Net income (loss)	(68)	(12)	-	-	721	1,020
Cash flows from (used in) operating activities	(1)	(56)	-	-	1,264	1,762
Capital and exploration expenditures (b)	37	58	-	-	948	3,011
Total assets as at September 30	674	777	(337)	(173)	42,094	43,452
(a)	Included export sales to the United States of $2,704 million (2015 - $3,331 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

3.  Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015
Proceeds from asset sales	1,194	28	1,244	118
Book value of assets sold (a)	285	(1)	292	38
Gain (loss) on asset sales, before tax (b)	909	29	952	80
Gain (loss) on asset sales, after tax (b)	774	26	808	65
(a)	Third quarter ended September 30, 2015, included a post close adjustment relating to conventional assets divested in 2014.
(b)	Third quarter and nine months ended September 30, 2016, included gains of $0.8 billion ($0.7 billion, after tax) from the sale of company-owned Esso retail sites in British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, Quebec, Nova Scotia and Newfoundland. The sale and transition of the company’s remaining sites are anticipated to close by year-end 2016 (note 10).

Subsequent to the quarter, on November 1, 2016, the company completed the sale of its general aviation business and converted to an unbranded wholesaler operating model for approximately $177 million, having an approximate net book value of $18 million.

4.  Employee retirement benefits

The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015
Pension benefits:
Current service cost	50	56	152	158
Interest cost	82	77	240	231
Expected return on plan assets	(101)	(101)	(300)	(294)
Amortization of prior service cost	2	4	7	12
Amortization of actuarial loss	39	50	121	149
Net benefit cost	72	86	220	256

Other post-retirement benefits:
Current service cost	4	4	12	12
Interest cost	7	7	20	19
Amortization of actuarial loss	3	3	10	9
Net benefit cost	14	14	42	40

5.  Financing costs and additional notes and loans payable information

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015
Debt-related interest	32	30	95	73
Capitalized interest	(11)	(20)	(37)	(58)
Net interest expense	21	10	58	15
Other interest	(2)	2	(6)	5
Total financing costs	19	12	52	20

In March 2016, the company extended the maturity date of its existing $500 million 364-day short-term unsecured committed bank credit facility to March 2017. The company has not drawn on the facility.

IMPERIAL OIL LIMITED

6.   Long-term debt

millions of Canadian dollars	As at Sept 30 2016	As at Dec 31 2015

Long-term debt	6,447	5,952
Capital leases	592	612

Total long-term debt	7,039	6,564

In August 2016, the company extended the maturity date of its existing $500 million stand-by long-term bank credit facility to October 31, 2017.

Subsequent to September 30, 2016, in October 2016, the company reduced the amount of its existing $500 million stand-by long-term bank credit facility to $250 million and extended the maturity date to November 30, 2018.

In the nine months ended September 30, 2016, the company increased its long-term debt by $495 million by drawing on an existing facility with an affiliated company of Exxon Mobil Corporation. The increased debt was used to supplement normal operations and capital projects.

In July 2015, the company entered into a long-term capital lease related to the Woodland pipeline for approximately $480 million. A commitment related to this obligation was previously reported as a firm capital commitment in the company’s 2014 Form 10-K.

7.   Other long-term obligations

millions of Canadian dollars	As at Sept 30 2016	As at Dec 31 2015

Employee retirement benefits (a)	1,255	1,470
Asset retirement obligations and other environmental liabilities (b)	1,682	1,628
Share-based incentive compensation liabilities	154	134
Other obligations	353	365

Total other long-term obligations	3,444	3,597

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2015 - $59 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $117 million in current liabilities (2015 - $116 million).

IMPERIAL OIL LIMITED

8.   Net income (loss) per-share

	Third Quarter		Nine Months to September 30
	2016	2015	2016	2015

Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	1,003	479	721	1,020
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Net income (loss) per common share (dollars)	1.18	0.56	0.85	1.20

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	1,003	479	721	1,020
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6	847.6	847.6
Effect of share-based awards (millions of shares)	3.2	3.3	3.0	3.1

Weighted average number of common shares outstanding assuming dilution (millions of shares)	850.8	850.9	850.6	850.7

Net income (loss) per common share (dollars)	1.18	0.56	0.85	1.20

9.   Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2016	2015

Balance at January 1	(1,828)	(2,059)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	100	(176)
Amounts reclassified from accumulated other comprehensive income	108	126

Balance at September 30	(1,620)	(2,109)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(44)	(57)	(138)	(170)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2016	2015	2016	2015

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	37	(61)
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	10	15	30	44

Total	10	15	67	(17)

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

During the third quarter, the company completed the sale of a number of sites in British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, Quebec, Nova Scotia and Newfoundland for approximately $1.2 billion (note 3). Subsequent to the quarter, the company completed the sale of additional sites in British Columbia, Alberta, Ontario and Quebec for approximately $1.6 billion, having an approximate net book value of $0.4 billion. The remaining transactions are anticipated to close by year-end 2016.

The major classes of assets classified as held for sale within the Downstream segment at September 30, 2016, were as follows:

millions of Canadian dollars	As at Sept 30 2016

Assets held for sale
Accounts receivable and prepaid expenses	3
Inventories	11
Net property, plant and equipment	411
Goodwill	19

Total assets held for sale	444

11.  Accounting for suspended exploratory well costs

For the category of exploratory well costs at year-end 2015 that were capitalized for a period greater than 12 months, a total of $24 million was expensed in the first nine months of 2016.

IMPERIAL OIL LIMITED

12. Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018. Imperial continues to evaluate the standard and its effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements.

Effective September 30, 2016, Imperial early adopted Accounting Standards Update (ASU) no. 2015-17 Income Taxes (Topic 740): Balance sheet classification of deferred taxes, on a prospective basis. This update eliminates the requirement to classify deferred tax assets and liabilities as current and non-current, and instead requires all deferred tax assets and liabilities to be classified as non-current.

The balance sheet classification of deferred income tax asset / (liability) is shown below.

millions of Canadian dollars	As at Sept 30 2016	As at Dec 31 2015

Deferred income tax asset	-	272
Other assets, including intangibles, net	35	-
Accounts payable and accrued liabilities	-	(41)
Deferred income tax liabilities	(4,008)	(4,191)

Net deferred tax liabilities	(3,973)	(3,960)

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

Third quarter 2016 vs. third quarter 2015

The company’s net income for the third quarter of 2016 was $1,003 million or $1.18 per-share on a diluted basis, compared to net income of $479 million or $0.56 per-share for the same period last year. Third quarter 2016 results included a $716 million ($0.84 per-share) gain from the sale of retail sites.

Upstream recorded a net loss in the third quarter of $26 million, compared to a net loss of $52 million in the same period of 2015. Results in the third quarter of 2016 mainly reflect the impact of higher Syncrude volumes of about $90 million and lower operating expenses, partially offset by lower realizations of about $90 million.

West Texas Intermediate (WTI) averaged US$44.94 per barrel in the third quarter of 2016, down from US$46.57 per barrel in the same quarter of 2015. Western Canada Select (WCS) averaged US$31.43 per barrel and US$33.38 per barrel respectively for the same periods. The WTI / WCS differential widened to 30 percent in the third quarter of 2016, from 28 percent in the same period of 2015.

The Canadian dollar averaged US$0.77 in the third quarter of 2016 and was essentially unchanged versus the same period of 2015.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes declined essentially in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $30.16 per barrel for the third quarter of 2016, a decrease of $2.45 per barrel versus the third quarter of 2015. Synthetic crude realizations averaged $58.97 per barrel, a decrease of $2.24 per barrel for the same period of 2015.

Gross production of Cold Lake bitumen averaged 157,000 barrels per day in the third quarter, compared to 166,000 barrels in the same period last year. The lower production was mainly due to the timing of steam cycles.

Gross production of Kearl bitumen averaged 159,000 barrels per day in the third quarter (113,000 barrels Imperial’s share) compared to 181,000 barrels per day (128,000 barrels Imperial’s share) during the third quarter of 2015. Lower production was the result of planned and unplanned maintenance activities.

The company’s share of gross production from Syncrude averaged 85,000 barrels per day, up from 59,000 barrels in the third quarter of 2015. Increased production reflects ongoing efforts to improve the reliability of operations.

Downstream net income was $1,002 million in the third quarter, compared to $454 million in the same period of 2015. Earnings increased mainly due to a gain of $716 million from the sale of retail sites, improved refinery operations of $80 million and higher marketing sales volumes of $50 million, partially offset by lower industry margins of about $300 million.

Refinery throughput averaged 407,000 barrels per day, up from 390,000 barrels in the third quarter of 2015. Increased throughput reflects lower maintenance activities than in the same period of 2015.

Petroleum product sales were 505,000 barrels per day, up from 495,000 barrels per day in the third quarter of 2015, with growth concentrated in the higher value commercial and retail channels.

Chemical net income was $56 million in the third quarter, compared to $78 million in the same quarter of 2015.

IMPERIAL OIL LIMITED

Net income effects from Corporate and Other were negative $29 million in the third quarter, compared to negative $1 million in the same period of 2015.

Nine months 2016 vs. nine months 2015

Net income in the first nine months of 2016 was $721 million, or $0.85 per-share on a diluted basis, including a gain of $719 million ($0.85 per-share) from the sale of retail sites, versus net income of $1,020 million or $1.20 per-share for the first nine months of 2015.

Upstream recorded a net loss of $764 million for the first nine months of 2016, compared to a net loss of $415 million for the same period last year. The loss in 2016 reflected lower realizations of about $970 million, the impact of the northern Alberta wildfires of about $155 million and higher depreciation expense of about $90 million. These factors were partially offset by higher volumes of about $230 million, the impact of a weaker Canadian dollar of about $130 million, the favourable impact of lower royalties of about $90 million and lower energy cost of about $60 million. Earnings in 2015 reflected the impact associated with the Alberta corporate income tax rate increase of about $327 million.

West Texas Intermediate averaged US$41.54 per barrel in the first nine months of 2016, down from US$51.03 per barrel in the same period last year. Western Canada Select averaged US$27.74 per barrel and US$37.89 per barrel respectively for the same periods. The WTI/WCS differential widened to 33 percent in the first nine months of 2016, up from 26 percent in the same period of 2015.

During the first nine months of 2016, the Canadian dollar weakened relative to the U.S. dollar versus the same period of 2015. The Canadian dollar averaged US$0.76 in the first nine months of 2016, a decrease of almost US$0.04 from the same period of 2015.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes declined essentially in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $23.77 (US$18.18) for the first nine months of 2016, a decrease of $12.71 per barrel versus the same period of 2015. Synthetic crude realizations averaged $53.45 (US$40.33) per barrel, a decrease of $9.58 per barrel for the same period of 2015.

Gross production of Cold Lake bitumen averaged 162,000 barrels per day in the first nine months, up from 160,000 barrels from the same period last year. Production from the expansion project offset the impacts from cycle timing.

Gross production of Kearl bitumen averaged 169,000 barrels per day in the first nine months of 2016 (120,000 barrels Imperial’s share) compared to 136,000 barrels per day (96,000 barrels Imperial’s share) for the same period of 2015. The increase was the result of start-up of the expansion project and improved reliability of the initial development.

During the first nine months of 2016, the company’s share of gross production from Syncrude averaged 61,000 barrels per day, consistent with the same period of 2015.

Downstream net income was $1,393 million, up from $1,234 million from the same period of 2015. Earnings increased mainly due to a gain of $719 million from the sale of retail sites, the impact of a weaker Canadian dollar of about $130 million, higher marketing sales volumes of $70 million and lower fuels marketing operating costs of about $50 million, partially offset by lower downstream margins of about $780 million.

Refinery throughput averaged 351,000 barrels per day in the first nine months of 2016, compared to 385,000 barrels in the same period of 2015. Capacity utilization decreased to 83 percent from 92 percent in the same period of 2015, reflecting the more significant scope of turnaround maintenance activity in the current year.

Petroleum product sales were 481,000 barrels per day in the first nine months of 2016, compared to 482,000 barrels per day in the same period of 2015.

Chemical net income was $160 million, compared to $213 million in the same period of 2015.

IMPERIAL OIL LIMITED

For the first nine months of 2016, net income effects from Corporate and Other were negative $68 million, versus negative $12 million in 2015, primarily due to lower capitalized interest and the absence of the impact from the Alberta tax rate increase in 2015.

Liquidity and capital resources

Cash flow generated from operating activities was $772 million in the third quarter, compared with $1,104 million in the corresponding period in 2015, reflecting lower earnings, excluding the gain on the sale of retail sites.

Investing activities generated net cash of $1,005 million in the third quarter, compared with cash used in investing activities of $619 million in the same period of 2015, reflecting proceeds from asset sales in 2016 and the completion of major upstream growth projects.

Cash used in financing activities was $1,724 million in the third quarter, compared with $147 million in the third quarter of 2015. Cash from operating activities and proceeds from asset sales were mainly used in the third quarter of 2016 to reduce outstanding short-term debt. Dividends paid in the third quarter of 2016 were $127 million. The per-share dividend paid in the third quarter was $0.15, up from $0.13 in the same period of 2015.

The company’s cash balance was $248 million at September 30, 2016, versus $366 million at the end of the third quarter of 2015.

Cash flow generated from operating activities was $1,264 million in the first nine months of 2016, compared with $1,762 million in the same period of 2015, reflecting lower earnings, excluding the gain on retail sites.

Investing activities generated net cash of $350 million in the first nine months of 2016, compared with cash used in investing activities of $2,345 million in the same period of 2015, reflecting proceeds from asset sales and the completion of major upstream growth projects.

Cash used in financing activities was $1,569 million in the first nine months of 2016, compared with cash provided by financing activities of $734 million in the same period of 2015. Cash from operating activities and proceeds from the asset sales were used to reduce outstanding short-term debt. Dividends paid in the first nine months of 2016 were $364 million. The per-share dividend paid in the first nine months was $0.43, up from $0.39 in the same period of 2015.

Oil and gas reserves

As disclosed in the 2015 Form 10-K, low crude and natural gas prices can impact Imperial’s reserves as reported under the Securities and Exchange Commissions (SEC) rules. Average year-to-date crude prices have been significantly affected by the very low prices experienced during the first quarter of 2016, but have recovered considerably since that time. If the average prices seen during the first nine months of 2016 persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities of oil, such as those associated with all or part of the oil sands operations at Kearl and Cold Lake will not qualify as proved reserves at year-end 2016. Quantities that could be required to be de-booked as proved reserves on an SEC basis amount to approximately 2.6 billion barrels of bitumen at Kearl and approximately 0.4 billion barrels at Cold Lake, and will be determined once the price and costs have been finalized at year-end. Among the factors that would result in these reserves being re-booked as proved reserves at some point in the future are a recovery in average price levels, a further decline in costs, and / or operating efficiencies. Under the terms of government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company does not expect the de-booking of reported proved reserves under the SEC definitions to affect the operation of the underlying projects or to alter our outlook for future production volumes.

IMPERIAL OIL LIMITED

Impact of oil and gas reserves and prices and margins on testing for impairment

In light of continued weakness in the upstream industry environment during 2016, and as part of Imperial’s annual planning and budgeting process which is currently in progress, the company will perform an assessment of its major long-lived assets, similar to the exercise undertaken in late 2015. The assessment reflects crude and natural gas price outlooks consistent with those that management uses to evaluate investment opportunities and generally consistent with the long-term price forecasts published by third-party industry and government experts. Development of future undiscounted cash flow estimates requires significant management judgement, particularly in cases where an asset’s life is expected to extend decades into the future. An asset group would be impaired if its estimated undiscounted cash flows were less than the asset’s carrying value, and impairment would be measured by the amount by which the carrying value exceeds fair value. Imperial will complete its asset recoverability assessment and analyze the conclusions of that assessment in connection with the preparation and review of the company’s year-end financial statements for inclusion in its 2016 Form 10-K. Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments related to the company’s long-lived assets.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard will be adopted beginning January 1, 2018. Imperial continues to evaluate the standard and its effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements.

Effective September 30, 2016, Imperial early adopted Accounting Standards Update (ASU) no. 2015-17 Income Taxes (Topic 740): Balance sheet classification of deferred taxes, on a prospective basis. This update eliminates the requirement to classify deferred tax assets and liabilities as current and non-current, and instead requires all deferred tax assets and liabilities to be classified as non-current.

The balance sheet classification of deferred income tax asset / (liability) is shown below.

millions of Canadian dollars	As at Sept 30 2016	As at Dec 31 2015

Deferred income tax asset	-	272
Other assets, including intangibles, net	35	-
Accounts payable and accrued liabilities	-	(41)
Deferred income tax liabilities	(4,008)	(4,191)

Net deferred tax liabilities	(3,973)	(3,960)

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

IMPERIAL OIL LIMITED

Item 3.  Quantitative and qualitative disclosures about market risk

Information about market risks for the nine months ended September 30, 2016, does not differ materially from that discussed on page 22 of the company’s annual report on Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Reference is made to Item 2. Management’s discussion and analysis of financial condition and results of operations, sections entitled Oil and gas reserves and Impact of oil and gas reserves and prices and margins on testing for impairment, for discussion on the risks associated with the current pricing environment.

Item 4.  Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

On September 19, 2016, Imperial entered a guilty plea with respect to a charge involving the discharging or causing or permitting the discharge of a contaminant, namely coker stabilizer thermocracked gas, from Imperial’s chemical plant in Sarnia, into the natural environment that caused or was likely to have caused an adverse effect contrary to section 14(1) of the Environmental Protection Act, R.S.O. 1990, c. E.19, as amended, which offence was alleged to have occurred on February 7, 2014. Imperial agreed to pay $650,000 plus a 25 percent victim fine surcharge.

Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 2016 (July 1 – July 31)	-	-	-	1,000,000
August 2016 (Aug 1 – Aug 31)	-	-	-	1,000,000
September 2016 (Sept 1 – Sept 30)	-	-	-	1,000,000
(a)	On June 22, 2016, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 27, 2016 to June 26, 2017. The program will end when the company has purchased the maximum allowable number of shares, or on June 26, 2017.

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

Imperial Oil Limited
(Registrant)

/s/ Beverley A. Babcock
Date: November 1, 2016	-------------------------------------------------
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

/s/ Cathryn Walker
Date: November 1, 2016	-------------------------------------------------
(Signature)
Cathryn Walker
Assistant Corporate Secretary