Form 10-Q
period 2017-03-31
IMPERIAL OIL LTD
filed 2017-05-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES    ✓    NO

The registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act of 1934).

Large accelerated filer	✓	Smaller reporting company
Non-accelerated filer		Emerging growth company
Accelerated filer

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

YES            NO     ✓

The number of common shares outstanding, as of March 31, 2017 was 847,599,011.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. Note that numbers may not add due to rounding. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2016.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2017	2016

Revenues and other income
Operating revenues (a)	6,958	5,174
Investment and other income (note 3)	198	48

Total revenues and other income	7,156	5,222

Expenses
Exploration	22	17
Purchases of crude oil and products (b)	4,333	2,986
Production and manufacturing (c)	1,375	1,271
Selling and general (c)	206	270
Federal excise tax	394	388
Depreciation and depletion	392	424
Financing costs (note 5)	14	15

Total expenses	6,736	5,371

Income (loss) before income taxes	420	(149)

Income taxes	87	(48)

Net income (loss)	333	(101)

Per-share information (Canadian dollars)
Net income (loss) per common share - basic (note 8)	0.39	(0.12)
Net income (loss) per common share - diluted (note 8)	0.39	(0.12)
Dividends per common share	0.15	0.14

(a) Amounts from related parties included in operating revenues.	1,037	563
(b) Amounts to related parties included in purchases of crude oil and products.	609	631
(c) Amounts to related parties included in production and manufacturing and selling and general expenses.	141	104

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2017	2016

Net income (loss)	333	(101)
Other comprehensive income (loss), net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	41	100

Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	36	41

Total other comprehensive income (loss)	77	141

Comprehensive income (loss)	410	40

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at Mar 31 2017	As at Dec 31 2016

Assets
Current assets
Cash	672	391
Accounts receivable, less estimated doubtful accounts (a)	1,745	2,023
Inventories of crude oil and products	1,032	949
Materials, supplies and prepaid expenses	457	468

Total current assets	3,906	3,831
Investments and long-term receivables	1,014	1,030
Property, plant and equipment,	53,620	53,515
less accumulated depreciation and depletion	(17,557)	(17,182)

Property, plant and equipment, net	36,063	36,333
Goodwill	186	186
Other assets, including intangibles, net	241	274

Total assets	41,410	41,654

Liabilities
Current liabilities
Notes and loans payable (b)	202	202
Accounts payable and accrued liabilities (a) (note 7)	2,983	3,193
Income taxes payable	24	488

Total current liabilities	3,209	3,883
Long-term debt (c) (note 6)	5,026	5,032
Other long-term obligations (d) (note 7)	3,620	3,656
Deferred income tax liabilities	4,251	4,062

Total liabilities	16,106	16,633

Shareholders’ equity
Common shares at stated value (e)	1,566	1,566
Earnings reinvested	25,558	25,352
Accumulated other comprehensive income (loss) (note 9)	(1,820)	(1,897)

Total shareholders’ equity	25,304	25,021

Total liabilities and shareholders’ equity	41,410	41,654

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $318 million (2016 - $172 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2016 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,447 million (2016 - $4,447 million).
(d)	Other long-term obligations included amounts to related parties of $93 million (2016 - $104 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 848 million, respectively (2016 - 1,100 million and 848 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2017	2016

Operating activities
Net income (loss)	333	(101)
Adjustments for non-cash items:
Depreciation and depletion	392	424
(Gain) loss on asset sales (note 3)	(182)	(30)
Deferred income taxes and other	200	(82)
Changes in operating assets and liabilities:
Accounts receivable	278	(58)
Inventories, materials, supplies and prepaid expenses	(72)	(32)
Income taxes payable	(464)	(9)
Accounts payable and accrued liabilities	(210)	(189)
All other items - net (a)	79	126

Cash flows from (used in) operating activities	354	49

Investing activities
Additions to property, plant and equipment	(122)	(391)
Proceeds from asset sales (note 3)	183	33

Cash flows from (used in) investing activities	61	(358)

Financing activities
Short-term debt - net	-	(108)
Long-term debt - additions (note 6)	-	495
Reduction in capitalized lease obligations	(7)	(7)
Dividends paid	(127)	(119)

Cash flows from (used in) financing activities	(134)	261

Increase (decrease) in cash	281	(48)
Cash at beginning of period	391	203

Cash at end of period (b)	672	155

(a) Included contribution to registered pension plans.	(40)	(31)
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1.  Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles of the United States of America (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2016 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2017, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	1,711	980	4,974	3,940	273	254
Intersegment sales	618	479	309	225	67	44
Investment and other income (note 3)	5	19	191	29	1	-

	2,334	1,478	5,474	4,194	341	298

Expenses
Exploration	22	17	-	-	-	-
Purchases of crude oil and products	1,116	818	4,009	2,757	201	159
Production and manufacturing	973	909	349	315	53	47
Selling and general	3	1	188	238	22	22
Federal excise tax	-	-	394	388	-	-
Depreciation and depletion	336	357	48	61	3	2
Financing costs (note 5)	4	(3)	-	-	-	-

Total expenses	2,454	2,099	4,988	3,759	279	230

Income (loss) before income taxes	(120)	(621)	486	435	62	68
Income taxes	(34)	(173)	106	115	17	19

Net income (loss)	(86)	(448)	380	320	45	49

Cash flows from (used in) operating activities	308	(482)	56	469	(23)	60
Capital and exploration expenditures (b)	103	346	34	43	4	6
Total assets as at March 31	35,898	37,086	4,251	5,368	391	394

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	-	-	-	-	6,958	5,174
Intersegment sales	-	-	(994)	(748)	-	-
Investment and other income (note 3)	1	-	-	-	198	48

	1	-	(994)	(748)	7,156	5,222

Expenses
Exploration	-	-	-	-	22	17
Purchases of crude oil and products	-	-	(993)	(748)	4,333	2,986
Production and manufacturing	-	-	-	-	1,375	1,271
Selling and general	(6)	9	(1)	-	206	270
Federal excise tax	-	-	-	-	394	388
Depreciation and depletion	5	4	-	-	392	424
Financing costs (note 5)	10	18	-	-	14	15

Total expenses	9	31	(994)	(748)	6,736	5,371

Income (loss) before income taxes	(8)	(31)	-	-	420	(149)
Income taxes	(2)	(9)	-	-	87	(48)

Net income (loss)	(6)	(22)	-	-	333	(101)

Cash flows from (used in) operating activities	13	2	-	-	354	49
Capital and exploration expenditures (b)	12	13	-	-	153	408
Total assets as at March 31	1,128	643	(258)	(306)	41,410	43,185

(a)	Included export sales to the United States of $899 million (2016 - $797 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2017	2016

Proceeds from asset sales	183	33
Book value of assets sold	1	3

Gain (loss) on asset sales, before tax (a)	182	30

Gain (loss) on asset sales, after tax (a)	158	24

(a)	First quarter included a gain of $174 million ($151 million after tax) for the sale of a surplus property in Ontario.

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2017	2016

Pension benefits:
Current service cost	55	51
Interest cost	79	79
Expected return on plan assets	(101)	(99)
Amortization of prior service cost	3	2
Amortization of actuarial loss (gain)	44	41

Net periodic benefit cost	80	74

Other post-retirement benefits:
Current service cost	4	4
Interest cost	6	7
Amortization of actuarial loss (gain)	2	3

Net periodic benefit cost	12	14

5.	Financing costs and additional notes and loans payable information

	Three Months to March 31
millions of Canadian dollars	2017	2016

Debt-related interest	22	31
Capitalized interest	(12)	(13)

Net interest expense	10	18
Other interest	4	(3)

Total financing costs	14	15

IMPERIAL OIL LIMITED

6.	Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2017	2016

Long-term debt	4,447	4,447
Capital leases	579	585

Total long-term debt	5,026	5,032

7.	Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2017	2016

Employee retirement benefits (a)	1,516	1,645
Asset retirement obligations and other environmental liabilities (b)	1,564	1,544
Share-based incentive compensation liabilities	126	139
Other obligations	414	328

Total other long-term obligations	3,620	3,656

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2016 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $108 million in current liabilities (2016 - $108 million).

8.	Net income (loss) per-share

	Three Months to March 31
	2017	2016

Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	333	(101)
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6
Net income (loss) per common share (dollars)	0.39	(0.12)

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	333	(101)
Weighted average number of common shares outstanding (millions of shares)	847.6	847.6
Effect of employee share-based awards (millions of shares)	2.7	2.8

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	850.3	850.4

Net income (loss) per common share (dollars)	0.39	(0.12)

IMPERIAL OIL LIMITED

9.	Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2017	2016

Balance at January 1	(1,897)	(1,828)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	41	100
Amounts reclassified from accumulated other comprehensive income	36	41

Balance at March 31	(1,820)	(1,687)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):
	Three Months to March 31
millions of Canadian dollars	2017	2016

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(49)	(46)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).
Income tax expense (credit) for components of other comprehensive income (loss):
	Three Months to March 31
millions of Canadian dollars	2017	2016

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	16	37
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	13	5

Total	29	42

10. Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. The company expects to adopt the standard using the modified retrospective method, under which prior years’ results are not restated, but supplemental information on the impact of the new standard is provided for in the 2018 results. Imperial continues to evaluate other areas of the standard. The impact from the standard is not expected to have a material effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a lease asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements and plans to adopt it in 2019.

In March 2017, the FASB issued an Accounting Standards Update, 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires the service cost component of net benefit costs to be reported in the same line in the income statement as other compensation costs and the other components of net benefit costs to be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

First quarter 2017 vs. first quarter 2016

The company’s net income for the first quarter of 2017 was $333 million or $0.39 per-share on a diluted basis, an increase of $434 million compared to the net loss of $101 million or $(0.12) per-share for the same period last year.

Upstream recorded a net loss in the first quarter of $86 million, compared to a net loss of $448 million in the same period of 2016. Earnings in the first quarter of 2017 reflect the impact of higher Canadian crude oil realizations of about $600 million, partially offset by higher royalties of about $80 million, lower volumes of about $70 million and higher operating expenses of about $50 million primarily due to higher energy costs.

West Texas Intermediate (WTI) averaged US$51.78 per barrel in the first quarter of 2017, up from US$33.63 per barrel in the same quarter of 2016. Western Canada Select (WCS) averaged US$37.26 per barrel and US$19.30 per barrel respectively for the same periods. The WTI / WCS differential narrowed to 28 percent in the first quarter of 2017, from 43 percent in the same period of 2016.

The Canadian dollar averaged US$0.76 in the first quarter of 2017, an increase of US$0.03 from the first quarter of 2016.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased essentially in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $36.21 per barrel for the first quarter of 2017, an increase of $24.29 per barrel versus the first quarter of 2016. Synthetic crude realizations averaged $67.79 per barrel, an increase of $21.47 per barrel for the same period of 2016.

Gross production of Cold Lake bitumen averaged 158,000 barrels per day in the first quarter, compared to 165,000 barrels per day in the same period last year, mainly due to the timing of steam cycles.

Gross production of Kearl bitumen averaged 182,000 barrels per day in the first quarter (129,000 barrels Imperial’s share) compared to 194,000 barrels per day (138,000 barrels Imperial’s share) during the first quarter of 2016. Lower production was the result of planned and unplanned maintenance activities.

The company’s share of gross production from Syncrude averaged 66,000 barrels per day, compared to 80,000 barrels per day in the first quarter of 2016. Syncrude production was reduced by about 14,000 barrels per day mainly due to a fire at the Syncrude Mildred Lake upgrader.

Downstream net income was $380 million in the first quarter, compared to $320 million in the same period of 2016. Earnings increased mainly due to a gain of $151 million from the sale of a surplus property, partially offset by lower marketing margins of approximately $60 million.

Refinery throughput averaged 398,000 barrels per day, unchanged from the same period in 2016.

Petroleum product sales were 486,000 barrels per day, up from 469,000 barrels per day in the first quarter of 2016. Sales growth was primarily driven by the company’s focus on securing long-term supply agreements.

Chemical net income was $45 million in the first quarter, compared to $49 million in the same quarter of 2016.

Net income effects from Corporate and Other were negative $6 million in the first quarter, compared to negative $22 million in the same period of 2016.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $354 million in the first quarter, compared with $49 million in the corresponding period in 2016, reflecting higher earnings.

Investing activities generated net cash of $61 million in the first quarter, compared with $358 million used in the same period of 2016, reflecting lower additions to property, plant and equipment and higher proceeds from asset sales.

Cash used in financing activities was $134 million in the first quarter, compared with cash from financing activities of $261 million in the first quarter of 2016. Dividends paid in the first quarter of 2017 were $127 million. The per-share dividend paid in the first quarter was $0.15, up from $0.14 in the same period of 2016.

The company’s cash balance was $672 million at March 31, 2017, versus $155 million at the end of the first quarter of 2016.

The company has entered into additional long-term pipeline transportation agreements to ship crude oil and products. These agreements, which have a total commitment of about $2 billion, will support the company’s plans for long-term growth. The company expects to fulfill these commitments in the normal course of business.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. The company expects to adopt the standard using the modified retrospective method, under which prior years’ results are not restated, but supplemental information on the impact of the new standard is provided for in the 2018 results. Imperial continues to evaluate other areas of the standard. The impact from the standard is not expected to have a material effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a lease asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements and plans to adopt it in 2019.

In March 2017, the FASB issued an Accounting Standards Update, 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires the service cost component of net benefit costs to be reported in the same line in the income statement as other compensation costs and the other components of net benefit costs to be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. Imperial is evaluating the standard and its effect on the company’s financial statements.

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

IMPERIAL OIL LIMITED

Item 3.  Quantitative and qualitative disclosures about market risk

Information about market risks for the three months ended March 31, 2017, does not differ materially from that discussed on page 22 of the company’s annual report on Form 10-K for the year ended December  31, 2016.

Item 4.  Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 2017 (Jan 1 – Jan 31)	-	-	-	1,000,000
February 2017 (Feb 1 – Feb 28)	-	-	-	1,000,000
March 2017 (Mar 1 – Mar 31)		-	-	1,000,000
(a)	On June 22, 2016, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its share repurchase program. The new program enables the company to repurchase up to a maximum of 1,000,000 common shares during the period June 27, 2016 to June 26, 2017. The program will end when the company has purchased the maximum allowable number of shares, or on June 26, 2017.

The company will continue to evaluate its share repurchase program in the context of its overall capital activities.

Item 6.	Exhibits

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

Imperial Oil Limited (Registrant)

Date: May 2, 2017	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: May 2, 2017	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary