Form 10-Q
period 2017-06-30
IMPERIAL OIL LTD
filed 2017-08-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

YES            NO     ✓

The number of common shares outstanding, as of June 30, 2017 was 844,312,999.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2016. Note that numbers may not add due to rounding.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	6,985	6,225	13,943	11,399
Investment and other income (note 3)	48	23	246	71

Total revenues and other income	7,033	6,248	14,189	11,470

Expenses
Exploration	-	42	22	59
Purchases of crude oil and products (b)	4,642	4,041	8,975	7,027
Production and manufacturing (c)	1,525	1,310	2,900	2,581
Selling and general (c)	201	267	407	537
Federal excise tax	421	415	815	803
Depreciation and depletion	352	407	744	831
Financing costs (note 5)	17	18	31	33

Total expenses	7,158	6,500	13,894	11,871

Income (loss) before income taxes	(125)	(252)	295	(401)

Income taxes	(48)	(71)	39	(119)

Net income (loss)	(77)	(181)	256	(282)

Per-share information (Canadian dollars)
Net income (loss) per common share - basic (note 8)	(0.09)	(0.21)	0.30	(0.33)
Net income (loss) per common share - diluted (note 8)	(0.09)	(0.21)	0.30	(0.33)
Dividends per common share	0.16	0.15	0.31	0.29

(a) Amounts from related parties included in operating revenues.	1,008	446	2,045	1,009
(b) Amounts to related parties included in purchases of crude oil and products.	706	286	1,315	917
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	147	157	288	261

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Net income (loss)	(77)	(181)	256	(282)
Other comprehensive income (loss), net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	-	-	41	100

Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	36	33	72	74

Total other comprehensive income (loss)	36	33	113	174

Comprehensive income (loss)	(41)	(148)	369	(108)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2017	As at Dec 31 2016

Assets
Current assets
Cash	623	391
Accounts receivable, less estimated doubtful accounts (a)	1,599	2,023
Inventories of crude oil and products	1,044	949
Materials, supplies and prepaid expenses	490	468

Total current assets	3,756	3,831
Investments and long-term receivables	907	1,030
Property, plant and equipment,	53,734	53,515
less accumulated depreciation and depletion	(17,888)	(17,182)

Property, plant and equipment, net	35,846	36,333
Goodwill	186	186
Other assets, including intangibles, net	410	274

Total assets	41,105	41,654

Liabilities
Current liabilities
Notes and loans payable (b)	203	202
Accounts payable and accrued liabilities (a) (note 7)	2,962	3,193
Income taxes payable	40	488

Total current liabilities	3,205	3,883
Long-term debt (c) (note 6)	5,019	5,032
Other long-term obligations (d) (note 7)	3,678	3,656
Deferred income tax liabilities	4,203	4,062

Total liabilities	16,105	16,633

Shareholders’ equity
Common shares at stated value (e) (note 8)	1,560	1,566
Earnings reinvested (note 9)	25,224	25,352
Accumulated other comprehensive income (loss) (note 10)	(1,784)	(1,897)

Total shareholders’ equity	25,000	25,021

Total liabilities and shareholders’ equity	41,105	41,654

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $126 million (2016 - $172 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2016 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,447 million (2016 - $4,447 million).
(d)	Other long-term obligations included amounts to related parties of $82 million (2016 - $104 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 844 million, respectively (2016 - 1,100 million and 848 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Operating activities
Net income (loss)	(77)	(181)	256	(282)
Adjustments for non-cash items:
Depreciation and depletion	352	407	744	831
(Gain) loss on asset sales (note 3)	(31)	(13)	(213)	(43)
Deferred income taxes and other	(37)	(98)	163	(180)
Changes in operating assets and liabilities:
Accounts receivable	146	(338)	424	(396)
Inventories, materials, supplies and prepaid expenses	(45)	151	(117)	119
Income taxes payable	16	22	(448)	13
Accounts payable and accrued liabilities	(30)	371	(240)	182
All other items - net (a)	198	122	277	248

Cash flows from (used in) operating activities	492	443	846	492

Investing activities
Additions to property, plant and equipment	(320)	(313)	(442)	(704)
Proceeds from asset sales (note 3)	39	17	222	50
Additional investments	-	(1)	-	(1)

Cash flows from (used in) investing activities	(281)	(297)	(220)	(655)

Financing activities
Short-term debt - net	-	20	-	(88)
Long-term debt - additions (note 6)	-	-	-	495
Reduction in capitalized lease obligations	(6)	(8)	(13)	(15)
Dividends paid	(127)	(118)	(254)	(237)
Common shares purchased (note 8)	(127)	-	(127)	-

Cash flows from (used in) financing activities	(260)	(106)	(394)	155

Increase (decrease) in cash	(49)	40	232	(8)
Cash at beginning of period	672	155	391	203

Cash at end of period (b)	623	195	623	195

(a) Included contribution to registered pension plans.	(58)	(45)	(98)	(76)
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

The results for the six months ended June 30, 2017, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	1,787	1,403	4,909	4,559	289	263
Intersegment sales	289	328	242	211	62	54
Investment and other income (note 3)	5	2	42	20	(2)	-

	2,081	1,733	5,193	4,790	349	317

Expenses
Exploration	-	42	-	-	-	-
Purchases of crude oil and products	1,026	905	4,014	3,555	193	171
Production and manufacturing	1,051	838	426	421	48	51
Selling and general	(7)	(3)	185	253	19	19
Federal excise tax	-	-	421	415	-	-
Depreciation and depletion	298	350	47	51	3	2
Financing costs (note 5)	-	(1)	-	-	-	-

Total expenses	2,368	2,131	5,093	4,695	263	243

Income (loss) before income taxes	(287)	(398)	100	95	86	74
Income taxes	(86)	(108)	22	24	22	19

Net income (loss)	(201)	(290)	78	71	64	55

Cash flows from (used in) operating activities	117	82	302	295	100	72
Capital and exploration expenditures (b)	91	250	39	64	3	8

Second Quarter	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	-	-	-	-	6,985	6,225
Intersegment sales	-	-	(593)	(593)	-	-
Investment and other income (note 3)	3	1	-	-	48	23

	3	1	(593)	(593)	7,033	6,248

Expenses
Exploration	-	-	-	-	-	42
Purchases of crude oil and products	-	-	(591)	(590)	4,642	4,041
Production and manufacturing	-	-	-	-	1,525	1,310
Selling and general	6	1	(2)	(3)	201	267
Federal excise tax	-	-	-	-	421	415
Depreciation and depletion	4	4	-	-	352	407
Financing costs (note 5)	17	19	-	-	17	18

Total expenses	27	24	(593)	(593)	7,158	6,500

Income (loss) before income taxes	(24)	(23)	-	-	(125)	(252)
Income taxes	(6)	(6)	-	-	(48)	(71)

Net income (loss)	(18)	(17)	-	-	(77)	(181)

Cash flows from (used in) operating activities	(27)	(6)	-	-	492	443
Capital and exploration expenditures (b)	10	13	-	-	143	335

(a)	Included export sales to the United States of $1,045 million (2016 - $966 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	3,498	2,383	9,883	8,499	562	517
Intersegment sales	907	807	551	436	129	98
Investment and other income (note 3)	10	21	233	49	(1)	-

	4,415	3,211	10,667	8,984	690	615

Expenses
Exploration	22	59	-	-	-	-
Purchases of crude oil and products	2,142	1,723	8,023	6,312	394	330
Production and manufacturing	2,024	1,747	775	736	101	98
Selling and general	(4)	(2)	373	491	41	41
Federal excise tax	-	-	815	803	-	-
Depreciation and depletion	634	707	95	112	6	4
Financing costs (note 5)	4	(4)	-	-	-	-

Total expenses	4,822	4,230	10,081	8,454	542	473

Income (loss) before income taxes	(407)	(1,019)	586	530	148	142
Income taxes	(120)	(281)	128	139	39	38

Net income (loss)	(287)	(738)	458	391	109	104

Cash flows from (used in) operating activities	425	(400)	358	764	77	132
Capital and exploration expenditures (b)	194	596	73	107	7	14
Total assets as at June 30	35,527	37,166	4,334	5,239	384	393

Six Months to June 30	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	-	-	-	-	13,943	11,399
Intersegment sales	-	-	(1,587)	(1,341)	-	-
Investment and other income (note 3)	4	1	-	-	246	71

	4	1	(1,587)	(1,341)	14,189	11,470

Expenses
Exploration	-	-	-	-	22	59
Purchases of crude oil and products	-	-	(1,584)	(1,338)	8,975	7,027
Production and manufacturing	-	-	-	-	2,900	2,581
Selling and general	-	10	(3)	(3)	407	537
Federal excise tax	-	-	-	-	815	803
Depreciation and depletion	9	8	-	-	744	831
Financing costs (note 5)	27	37	-	-	31	33

Total expenses	36	55	(1,587)	(1,341)	13,894	11,871

Income (loss) before income taxes	(32)	(54)	-	-	295	(401)
Income taxes	(8)	(15)	-	-	39	(119)

Net income (loss)	(24)	(39)	-	-	256	(282)

Cash flows from (used in) operating activities	(14)	(4)	-	-	846	492
Capital and exploration expenditures (b)	22	26	-	-	296	743
Total assets as at June 30	1,071	662	(211)	(216)	41,105	43,244

(a)	Included export sales to the United States of $1,944 million (2016 - $1,763 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Proceeds from asset sales	39	17	222	50
Book value of assets sold	9	4	10	7

Gain (loss) on asset sales, before tax (a)	31	13	213	43

Gain (loss) on asset sales, after tax (a)	28	10	186	34

(a)	The six months ended June 30, 2017 included a gain of $174 million ($151 million after tax) for the sale of a surplus property in Ontario.

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Pension benefits:
Current service cost	54	51	109	102
Interest cost	79	79	158	158
Expected return on plan assets	(101)	(100)	(202)	(199)
Amortization of prior service cost	2	3	5	5
Amortization of actuarial loss (gain)	45	41	89	82

Net periodic benefit cost	79	74	159	148

Other post-retirement benefits:
Current service cost	4	4	8	8
Interest cost	6	6	12	13
Amortization of actuarial loss (gain)	2	4	4	7

Net periodic benefit cost	12	14	24	28

The company expects to make contributions in 2017 of about $281 million to funded registered pension plans, an increase of $64 million from the year-end 2016 estimate of $217 million.

5.	Financing costs and additional notes and loans payable information

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Debt-related interest	27	32	49	63
Capitalized interest	(10)	(13)	(22)	(26)

Net interest expense	17	19	27	37
Other interest	-	(1)	4	(4)

Total financing costs	17	18	31	33

IMPERIAL OIL LIMITED

6.	Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2017	2016

Long-term debt	4,447	4,447
Capital leases	572	585

Total long-term debt	5,019	5,032

7.	Other long-term obligations

	As at June 30	As at Dec 31
millions of Canadian dollars	2017	2016

Employee retirement benefits (a)	1,468	1,645
Asset retirement obligations and other environmental liabilities (b)	1,588	1,544
Share-based incentive compensation liabilities	124	139
Other obligations	498	328

Total other long-term obligations	3,678	3,656

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2016 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $108 million in current liabilities (2016 - $108 million).

8.	Common shares

	As of June 30	As of Dec 31
thousands of shares	2017	2016

Authorized	1,100,000	1,100,000
Common shares outstanding	844,313	847,599

From 1995 through June 2017, the company purchased shares under a series of 12-month normal course issuer bid share purchase programs, as well as an auction tender. Exxon Mobil Corporation’s participation in these programs, including its participation in concurrent programs outside the normal course issuer bids, maintained its ownership interest in Imperial at approximately 69.6 percent. On June 22, 2017, the company announced another 12-month normal course issuer bid program and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,395,927 common shares (3 percent of the total shares on June 13, 2017) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The results of these activities are as shown below:

year	Purchased shares thousands	Millions of dollars

1995 - 2015	906,544	15,708
2016 - Second quarter	-	-
- Full year	1	-
2017 - Second quarter	3,286	127
- Year-to-date	3,286	127

Cumulative purchase to date	909,831	15,835

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

IMPERIAL OIL LIMITED

The following table provides the calculation of net income per common share:

	Second Quarter		Six Months to June 30
	2017	2016	2017	2016

Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	(77)	(181)	256	(282)
Weighted average number of common shares outstanding (millions of shares)	847.0	847.6	847.3	847.6
Net income (loss) per common share (dollars)	(0.09)	(0.21)	0.30	(0.33)

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	(77)	(181)	256	(282)
Weighted average number of common shares outstanding (millions of shares)	847.0	847.6	847.3	847.6
Effect of employee share-based awards (millions of shares)	2.9	3.0	2.8	2.9

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	849.9	850.6	850.1	850.5

Net income (loss) per common share (dollars)	(0.09)	(0.21)	0.30	(0.33)

9.	Earnings reinvested

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Earnings reinvested at beginning of period	25,558	23,467	25,352	23,687
Net income (loss) for the period	(77)	(181)	256	(282)
Share purchases in excess of stated value	(121)	-	(121)	-
Dividends declared	(136)	(127)	(263)	(246)
Earnings reinvested at end of period	25,224	23,160	25,224	23,160

IMPERIAL OIL LIMITED

10.	Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2017	2016

Balance at January 1	(1,897)	(1,828)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	41	100
Amounts reclassified from accumulated other comprehensive income	72	74

Balance at June 30	(1,784)	(1,654)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):
	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(49)	(48)	(98)	(94)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2017	2016	2017	2016

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	16	37
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	13	15	26	20

Total	13	15	42	57

11.	Recently issued accounting standards

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

Operating results

Second quarter 2017 vs. second quarter 2016

The company’s net loss for the second quarter of 2017 was $77 million or $0.09 per-share on a diluted basis, compared to the net loss of $181 million or $0.21 per-share for the same period last year.

Upstream recorded a net loss in the second quarter of $201 million, compared to a net loss of $290 million in the same period of 2016. Results in the second quarter of 2017 reflected the impact of higher Canadian crude oil realizations of about $140 million and favorable foreign exchange impacts, partially offset by higher energy costs of about $50 million and higher operating costs of about $50 million, primarily at Syncrude.

West Texas Intermediate (WTI) averaged US$48.20 per barrel in the second quarter of 2017, up from US$45.64 per barrel in the same quarter of 2016. Western Canada Select (WCS) averaged US$37.18 per barrel and US$32.36 per barrel respectively for the same periods. The WTI / WCS differential narrowed to 23 percent in the second quarter of 2017, from 29 percent in the same period of 2016.

The Canadian dollar averaged US$0.74 in the second quarter of 2017, a decrease of US$0.04 from the second quarter of 2016.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $38.22 per barrel for the second quarter of 2017, an increase of $8.77 per barrel versus the second quarter of 2016. Synthetic crude realizations averaged $65.07 per barrel, an increase of $6.49 per barrel for the same period of 2016.

Gross production of Cold Lake bitumen averaged 160,000 barrels per day in the second quarter, compared to 163,000 barrels per day in the same period last year.

Gross production of Kearl bitumen averaged 171,000 barrels per day in the second quarter (121,000 barrels Imperial’s share) up from 155,000 barrels per day (110,000 barrels Imperial’s share) during the second quarter of 2016. Higher production was mainly due to the absence of the Alberta wildfires. In the second quarter of 2017, Kearl production was impacted by planned turnaround activities of about 38,000 barrels per day (27,000 barrels Imperial’s share).

The company’s share of gross production from Syncrude averaged 27,000 barrels per day, up from 18,000 barrels per day in the second quarter of 2016. Syncrude second quarter 2017 production was impacted by the fire at the Syncrude Mildred Lake upgrader that occurred in mid-March and by planned maintenance. Higher production was the result of the absence of the Alberta wildfires and lower planned maintenance compared with the same period of 2016.

Downstream net income was $78 million in the second quarter, up from $71 million in the same period of 2016. Earnings increased mainly due to reduced planned turnaround activity of about $130 million and lower marketing expenses, partly offset by lower marketing margins of about $80 million, including the impact of the retail divestment and lower industry margins, as well as lower refining margins of about $70 million, mainly due to crude supply disruption associated with the Syncrude fire at its Mildred Lake upgrader in March.

Refinery throughput averaged 358,000 barrels per day, up from 246,000 barrels per day in the second quarter of 2016. Increased throughput reflects reduced turnaround activity in the second quarter 2017, compared to the same period of 2016.

Petroleum product sales were 486,000 barrels per day, up from 470,000 barrels per day in the second quarter of 2016. Sales growth continues to be driven by strong collaboration across our downstream value chain and the expansion of Imperial’s retail, wholesale, industrial and commercial networks.

IMPERIAL OIL LIMITED

Chemical net income was $64 million in the second quarter, up from $55 million in the same quarter of 2016.

Net income effects from Corporate and Other were negative $18 million in the second quarter, compared to negative $17 million in the same period of 2016.

IMPERIAL OIL LIMITED

Six months 2017 vs. six months 2016

Net income in the first six months of 2017 was $256 million, or $0.30 per-share on a diluted basis versus a net loss of $282 million or $0.33 per-share in the first six months of 2016.

Upstream recorded a net loss of $287 million in the first six months of 2017, compared to a net loss of $738 million from the same period of 2016. Results reflected the impact of higher Canadian crude oil realizations of about $740 million, partially offset by higher royalties of about $100 million and energy costs of about $80 million, higher operating expenses at Syncrude of about $70 million and lower volumes of about $70 million, including the absence of production at Norman Wells.

West Texas Intermediate averaged US$49.96 per barrel in the first six months of 2017, up from US$39.78 per barrel in the same period of 2016. Western Canada Select averaged US$37.22 per barrel and US$25.88 per barrel respectively for the same periods. The WTI / WCS differential narrowed to 26 percent in the first six months of 2017, from 35 percent in the same period of 2016.

The Canadian dollar averaged US$0.75 in the first six months of 2017, essentially unchanged from the same period of 2016.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $37.21 per barrel for the first six months of 2017, an increase of $16.45 per barrel versus the same period of 2016. Synthetic crude realizations averaged $67.00 per barrel, an increase of $18.41 per barrel from the same period of 2016.

Gross production of Cold Lake bitumen averaged 159,000 barrels per day in the first six months of 2017, compared to 164,000 barrels per day from the same period of 2016. Lower volumes were primarily due to the timing of steam cycles.

Gross production of Kearl bitumen averaged 177,000 barrels per day in the first six months of 2017 (125,000 barrels Imperial’s share) up from 175,000 barrels per day (124,000 barrels Imperial’s share) from the same period of 2016.

During the first six months of 2017, the company’s share of gross production from Syncrude averaged 46,000 barrels per day, compared to 49,000 barrels per day from the same period of 2016. Syncrude year to date production was impacted by the March 2017 fire at the Syncrude Mildred Lake upgrader and planned maintenance. In 2016, production was impacted by the Alberta wildfires and planned maintenance.

Downstream net income was $458 million, up from $391 million from the same period of 2016. Earnings increased mainly due to a gain of $151 million from the sale of a surplus property and reduced planned turnaround activity of about $130 million. This was partially offset by lower marketing margins of approximately $140 million, including the impact of the retail divestment and lower industry margins, as well as lower refining margins of about $50 million, partly due to crude supply disruption associated with the fire at Syncrude’s Mildred Lake upgrader in March.

Refinery throughput averaged 378,000 barrels per day in the first six months of 2017, up from 323,000 barrels per day from the same period of 2016. Capacity utilization increased to 90 percent from 77 percent in the same period of 2016, reflecting reduced turnaround activity.

Petroleum product sales were 486,000 barrels per day in the first six months of 2017, up from 469,000 barrels per day from the same period of 2016. Sales growth continues to be driven by strong collaboration across our downstream value chain and the expansion of Imperial’s retail, wholesale, industrial and commercial networks.

Chemical net income was $109 million, up from $104 million from the same period of 2016.

For the first six months of 2017, net income effects from Corporate and Other were negative $24 million, versus negative $39 million from the same period of 2016.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $492 million in the second quarter, compared with $443 million in the corresponding period in 2016.

Investing activities used net cash of $281 million in the second quarter, compared with $297 million used in the same period of 2016.

Cash used in financing activities was $260 million in the second quarter, compared with $106 million in the second quarter of 2016. Dividends paid in the second quarter of 2017 were $127 million. The per-share dividend paid in the second quarter was $0.15, up from $0.14 in the same period of 2016. In the second quarter of 2017, Imperial resumed share purchases under its share buyback program. The company purchased about 3.3 million shares for approximately $127 million.

The company’s cash balance was $623 million at June 30, 2017, versus $195 million at the end of the second quarter of 2016.

Cash flow generated from operating activities was $846 million in the first six months of 2017, compared with $492 million in 2016, reflecting higher earnings partially offset by unfavourable working capital effects.

Investing activities used net cash of $220 million in the first six months of 2017, compared with $655 million from the same period of 2016, reflecting lower additions to property, plant and equipment, and higher proceeds from asset sales.

Cash used in financing activities was $394 million in the first six months of 2017, compared with cash provided by financing activities of $155 million from the same period of 2016, reflecting the absence of debt issuance in the current year. Dividends paid in the first six months of 2017 were $254 million. The per-share dividend paid in the first six months of 2017 was $0.30, up from $0.28 for the same period of 2016. In 2017, the company resumed share purchases under its share buyback program. The company purchased about 3.3 million shares for approximately $127 million.

On June 22, 2017, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share buyback program. The program enables the company to purchase up to a maximum of 25,395,927 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2018.

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

IMPERIAL OIL LIMITED

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

IMPERIAL OIL LIMITED

Item 3.  Quantitative and qualitative disclosures about market risk

Information about market risks for the six months ended June 30, 2017, does not differ materially from that discussed on page 22 of the company’s annual report on Form 10-K for the year ended December  31, 2016.

Item 4.  Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

On May 31, 2017, Imperial was charged by the Ontario Crown in the Ontario Court of Justice with committing the offence of discharging or causing or permitting the discharge of a contaminant, namely coker stabilizer thermocracked gas and coker stabilizer thermocracked gas condensate, from Imperial’s refinery in Sarnia, into the natural environment that caused or was likely to have caused an adverse effect contrary to section 14(1) of the Environmental Protection Act, R.S.O. 1990, c.E.19, as amended, which offence was alleged to have occurred on June 11, 2015. No determination of impact can be made at this time.

Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
April 2017 (Apr 1 – Apr 30)	-	-	-	3,286,012 (c)
May 2017 (May 1 – May 31)	-	-	-	3,286,012 (c)
June 2017 (June 1 – June 26) (a) (June 27 – June 30) (b)	3,286,012 -	38.56 -	3,286,012 -	- 25,395,927 (d)
(a)	On June 22, 2016, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid and continuation of its share purchase program. This program enabled the company to purchase up to a maximum of 1,000,000 common shares during the period June 27, 2016 to June 26, 2017. The company was also permitted to purchase additional shares from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid, to maintain its shareholding at approximately 69.6 percent. The program ended when the company purchased the maximum allowable number of shares, on June 21, 2017.
(b)	On June 22, 2017, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,395,927 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2018.
(c)	Includes shares that may be purchased under the normal course issuer bid, plus shares that may be purchased concurrently with, but outside the normal course issuer bid, from Exxon Mobil Corporation to maintain its shareholding at approximately 69.6 percent.
(d)	In its most recent quarterly earnings release, the company stated that third quarter 2017 share purchases are anticipated to equal approximately $250 million. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

Item 6.	Exhibits

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

Imperial Oil Limited (Registrant)

Date: August 1, 2017	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: August 1, 2017	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary