Form 10-Q
period 2017-09-30
IMPERIAL OIL LTD
filed 2017-11-01
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES            NO     ✓

The number of common shares outstanding, as of September 30, 2017 was 837,581,329.

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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.   Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	7,134	6,568	21,077	17,967
Investment and other income (note 3)	24	874	270	945

Total revenues and other income	7,158	7,442	21,347	18,912

Expenses
Exploration	7	16	29	75
Purchases of crude oil and products (b)	4,251	3,857	13,226	10,884
Production and manufacturing (c)	1,338	1,261	4,238	3,842
Selling and general (c)	219	275	626	812
Federal excise tax	438	434	1,253	1,237
Depreciation and depletion	391	398	1,135	1,229
Financing costs (note 5)	18	19	49	52

Total expenses	6,662	6,260	20,556	18,131

Income (loss) before income taxes	496	1,182	791	781

Income taxes	125	179	164	60

Net income (loss)	371	1,003	627	721

Per-share information (Canadian dollars)
Net income (loss) per common share - basic (note 8)	0.44	1.18	0.74	0.85
Net income (loss) per common share - diluted (note 8)	0.44	1.18	0.74	0.85
Dividends per common share	0.16	0.15	0.47	0.44

(a) Amounts from related parties included in operating revenues.	756	448	2,801	1,457
(b) Amounts to related parties included in purchases of crude oil and products.	604	623	1,919	1,540
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	127	133	415	394

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Net income (loss)	371	1,003	627	721
Other comprehensive income (loss), net of income taxes
Post-retirement benefits liability adjustment (excluding amortization)	-	-	41	100

Amortization of post-retirement benefits liability adjustment included in net periodic benefit costs	34	34	106	108

Total other comprehensive income (loss)	34	34	147	208

Comprehensive income (loss)	405	1,037	774	929

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at Sept 30 2017	As at Dec 31 2016

Assets
Current assets
Cash	833	391
Accounts receivable, less estimated doubtful accounts (a)	1,896	2,023
Inventories of crude oil and products	989	949
Materials, supplies and prepaid expenses	441	468

Total current assets	4,159	3,831
Investments and long-term receivables	931	1,030
Property, plant and equipment,	53,844	53,515
less accumulated depreciation and depletion	(18,248)	(17,182)

Property, plant and equipment, net	35,596	36,333
Goodwill	186	186
Other assets, including intangibles, net	498	274

Total assets	41,370	41,654

Liabilities
Current liabilities
Notes and loans payable (b)	202	202
Accounts payable and accrued liabilities (a) (note 7)	3,041	3,193
Income taxes payable	59	488

Total current liabilities	3,302	3,883
Long-term debt (c) (note 6)	5,013	5,032
Other long-term obligations (d) (note 7)	3,698	3,656
Deferred income tax liabilities	4,336	4,062

Total liabilities	16,349	16,633

Shareholders’ equity
Common shares at stated value (e) (note 8)	1,547	1,566
Earnings reinvested (note 9)	25,224	25,352
Accumulated other comprehensive income (loss) (note 10)	(1,750)	(1,897)

Total shareholders’ equity	25,021	25,021

Total liabilities and shareholders’ equity	41,370	41,654

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $87 million (2016 - $172 million).
(b)	Notes and loans payable included amounts to related parties of $75 million (2016 - $75 million).
(c)	Long-term debt included amounts to related parties of $4,447 million (2016 - $4,447 million).
(d)	Other long-term obligations included amounts to related parties of $71 million (2016 - $104 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 838 million, respectively (2016 - 1,100 million and 848 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Operating activities
Net income (loss)	371	1,003	627	721
Adjustments for non-cash items:
Depreciation and depletion	391	398	1,135	1,229
(Gain) loss on asset sales (note 3)	(6)	(909)	(219)	(952)
Deferred income taxes and other	131	215	294	35
Changes in operating assets and liabilities:
Accounts receivable	(297)	275	127	(121)
Inventories, materials, supplies and prepaid expenses	104	(7)	(13)	112
Income taxes payable	19	(13)	(429)	-
Accounts payable and accrued liabilities	81	(241)	(159)	(59)
All other items - net (a)	43	51	320	299

Cash flows from (used in) operating activities	837	772	1,683	1,264

Investing activities
Additions to property, plant and equipment	(241)	(189)	(683)	(893)
Proceeds from asset sales (note 3)	8	1,194	230	1,244
Additional investments	(1)	-	(1)	(1)

Cash flows from (used in) investing activities	(234)	1,005	(454)	350

Financing activities
Short-term debt - net	-	(1,591)	-	(1,679)
Long-term debt - additions (note 6)	-	-	-	495
Reduction in capitalized lease obligations (note 6)	(7)	(6)	(20)	(21)
Dividends paid	(136)	(127)	(390)	(364)
Common shares purchased (note 8)	(250)	-	(377)	-

Cash flows from (used in) financing activities	(393)	(1,724)	(787)	(1,569)

Increase (decrease) in cash	210	53	442	45
Cash at beginning of period	623	195	391	203

Cash at end of period (b)	833	248	833	248

(a) Included contribution to registered pension plans.	(78)	(44)	(176)	(120)
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

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

The results for the nine months ended September 30, 2017, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	1,668	1,316	5,204	4,971	262	281
Intersegment sales	587	709	241	253	62	58
Investment and other income (note 3)	7	1	15	870	-	1

	2,262	2,026	5,460	6,094	324	340

Expenses
Exploration	7	16	-	-	-	-
Purchases of crude oil and products	947	861	4,014	3,827	179	188
Production and manufacturing	893	887	394	323	51	51
Selling and general	5	(1)	167	238	19	22
Federal excise tax	-	-	438	434	-	-
Depreciation and depletion	330	346	53	46	3	2
Financing costs (note 5)	1	(2)	-	-	-	-

Total expenses	2,183	2,107	5,066	4,868	252	263

Income (loss) before income taxes	79	(81)	394	1,226	72	77
Income taxes	17	(55)	102	224	20	21

Net income (loss)	62	(26)	292	1,002	52	56

Cash flows from (used in) operating activities	479	432	268	264	99	73
Capital and exploration expenditures (b)	92	149	55	38	5	7

Third Quarter	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	-	-	-	-	7,134	6,568
Intersegment sales	-	-	(890)	(1,020)	-	-
Investment and other income (note 3)	2	2	-	-	24	874

	2	2	(890)	(1,020)	7,158	7,442

Expenses
Exploration	-	-	-	-	7	16
Purchases of crude oil and products	-	-	(889)	(1,019)	4,251	3,857
Production and manufacturing	-	-	-	-	1,338	1,261
Selling and general	29	17	(1)	(1)	219	275
Federal excise tax	-	-	-	-	438	434
Depreciation and depletion	5	4	-	-	391	398
Financing costs (note 5)	17	21	-	-	18	19

Total expenses	51	42	(890)	(1,020)	6,662	6,260

Income (loss) before income taxes	(49)	(40)	-	-	496	1,182
Income taxes	(14)	(11)	-	-	125	179

Net income (loss)	(35)	(29)	-	-	371	1,003

Cash flows from (used in) operating activities	(9)	3	-	-	837	772
Capital and exploration expenditures (b)	7	11	-	-	159	205

(a)	Included export sales to the United States of $1,080 million (2016 - $941 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	5,166	3,699	15,087	13,470	824	798
Intersegment sales	1,494	1,516	792	689	191	156
Investment and other income (note 3)	17	22	248	919	(1)	1

	6,677	5,237	16,127	15,078	1,014	955

Expenses
Exploration	29	75	-	-	-	-
Purchases of crude oil and products	3,089	2,584	12,037	10,139	573	518
Production and manufacturing	2,917	2,634	1,169	1,059	152	149
Selling and general	1	(3)	540	729	60	63
Federal excise tax	-	-	1,253	1,237	-	-
Depreciation and depletion	964	1,053	148	158	9	6
Financing costs (note 5)	5	(6)	-	-	-	-

Total expenses	7,005	6,337	15,147	13,322	794	736

Income (loss) before income taxes	(328)	(1,100)	980	1,756	220	219
Income taxes	(103)	(336)	230	363	59	59

Net income (loss)	(225)	(764)	750	1,393	161	160

Cash flows from (used in) operating activities	904	32	626	1,028	176	205
Capital and exploration expenditures (b)	286	745	128	145	12	21
Total assets as at September 30	35,387	36,975	4,671	4,403	365	379

Nine Months to September 30	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2017	2016	2017	2016	2017	2016

Revenues and other income
Operating revenues (a)	-	-	-	-	21,077	17,967
Intersegment sales	-	-	(2,477)	(2,361)	-	-
Investment and other income (note 3)	6	3	-	-	270	945

	6	3	(2,477)	(2,361)	21,347	18,912

Expenses
Exploration	-	-	-	-	29	75
Purchases of crude oil and products	-	-	(2,473)	(2,357)	13,226	10,884
Production and manufacturing	-	-	-	-	4,238	3,842
Selling and general	29	27	(4)	(4)	626	812
Federal excise tax	-	-	-	-	1,253	1,237
Depreciation and depletion	14	12	-	-	1,135	1,229
Financing costs (note 5)	44	58	-	-	49	52

Total expenses	87	97	(2,477)	(2,361)	20,556	18,131

Income (loss) before income taxes	(81)	(94)	-	-	791	781
Income taxes	(22)	(26)	-	-	164	60

Net income (loss)	(59)	(68)	-	-	627	721

Cash flows from (used in) operating activities	(23)	(1)	-	-	1,683	1,264
Capital and exploration expenditures (b)	29	37	-	-	455	948
Total assets as at September 30	1,283	674	(336)	(337)	41,370	42,094

(a)	Included export sales to the United States of $3,024 million (2016 - $2,704 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions.

IMPERIAL OIL LIMITED

3.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Proceeds from asset sales	8	1,194	230	1,244
Book value of asset sales	2	285	12	292

Gain (loss) on asset sales, before tax (a) (b)	6	909	219	952

Gain (loss) on asset sales, after tax (a) (b)	5	774	191	808

(a)	The nine months ended September 30, 2017 included a gain of $174 million ($151 million after tax) for the sale of a surplus property in Ontario.
(b)	Third quarter and nine months ended September 30, 2016, included gains of $0.8 billion ($0.7 billion, after tax) from the sale of company-owned Esso retail sites in British Columbia, Alberta, Saskatchewan, Manitoba, Ontario, Quebec, Nova Scotia and Newfoundland.

4.	Employee retirement benefits

The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Pension benefits:
Current service cost	54	50	163	152
Interest cost	77	82	235	240
Expected return on plan assets	(104)	(101)	(306)	(300)
Amortization of prior service cost	2	2	7	7
Amortization of actuarial loss (gain)	43	39	132	121

Net periodic benefit cost	72	72	231	220

Other post-retirement benefits:
Current service cost	4	4	12	12
Interest cost	6	7	18	20
Amortization of actuarial loss (gain)	2	3	6	10

Net periodic benefit cost	12	14	36	42

5.	Financing costs and additional notes and loans payable information

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Debt-related interest	24	32	73	95
Capitalized interest	(7)	(11)	(29)	(37)

Net interest expense	17	21	44	58
Other interest	1	(2)	5	(6)

Total financing costs	18	19	49	52

IMPERIAL OIL LIMITED

6.	Long-term debt

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2017	2016

Long-term debt	4,447	4,447
Capital leases	566	585

Total long-term debt	5,013	5,032

7.	Other long-term obligations

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2017	2016

Employee retirement benefits (a)	1,410	1,645
Asset retirement obligations and other environmental liabilities (b)	1,577	1,544
Share-based incentive compensation liabilities	138	139
Other obligations	573	328

Total other long-term obligations	3,698	3,656

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2016 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $108 million in current liabilities (2016 - $108 million).

8.	Common shares

	As of Sept 30	As of Dec 31
thousands of shares	2017	2016

Authorized	1,100,000	1,100,000
Common shares outstanding	837,581	847,599

From 1995 through September 2017, the company had a series of 12-month normal course issuer bid share purchase programs. Cumulatively, 916,563 thousand shares were purchased under these programs. Exxon Mobil Corporation’s participation in these programs, including concurrent programs outside the normal course issuer bids, maintained its ownership interest in Imperial at approximately 69.6 percent.

The current 12-month normal course issuer bid program was announced on June 22, 2017, under which Imperial plans to continue its share purchase program. The program enables the company to purchase up to a maximum of 25,395,927 common shares (3 percent of the total shares on June 13, 2017), which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The results of these activities are as shown below:

year	Purchased shares thousands	Millions of dollars

1995 - 2015	906,544	15,708
2016 - Third quarter	-	-
- Full year	1	-
2017 - Third quarter	6,732	250
- Year-to-date	10,018	377

Cumulative purchase to date	916,563	16,085

IMPERIAL OIL LIMITED

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The following table provides the calculation of net income per common share:

			Nine Months
	Third Quarter		to September 30
	2017	2016	2017	2016

Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	371	1,003	627	721
Weighted average number of common shares outstanding (millions of shares)	841.8	847.6	845.5	847.6
Net income (loss) per common share (dollars)	0.44	1.18	0.74	0.85

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	371	1,003	627	721
Weighted average number of common shares outstanding (millions of shares)	841.8	847.6	845.5	847.6
Effect of employee share-based awards (millions of shares)	3.1	3.2	2.9	3.0

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	844.9	850.8	848.4	850.6

Net income (loss) per common share (dollars)	0.44	1.18	0.74	0.85

9.	Earnings reinvested

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2017	2016	2017	2016

Earnings reinvested at beginning of period	25,224	23,160	25,352	23,687
Net income (loss) for the period	371	1,003	627	721
Share purchases in excess of stated value	(237)	-	(358)	-
Dividends declared	(134)	(127)	(397)	(373)
Earnings reinvested at end of period	25,224	24,036	25,224	24,036

IMPERIAL OIL LIMITED

10.	Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2017	2016

Balance at January 1	(1,897)	(1,828)
Post-retirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	41	100
Amounts reclassified from accumulated other comprehensive income	106	108

Balance at September 30	(1,750)	(1,620)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost (a)	(47)	(44)	(145)	(138)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2017	2016	2017	2016

Post-retirement benefits liability adjustments:
Post-retirement benefits liability adjustment (excluding amortization)	-	-	16	37
Amortization of post-retirement benefits liability adjustment included in net periodic benefit cost	13	10	39	30

Total	13	10	55	67

11.	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. The company expects to adopt the standard using the modified retrospective method, under which prior years’ results are not restated, but supplemental information on the impact of the new standard will be included in the 2018 results. The impact from the standard is not expected to have a material effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a lease asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements and plans to adopt it in 2019.

IMPERIAL OIL LIMITED

In March 2017, the FASB issued an Accounting Standards Update 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires that the service cost component of net benefit costs be reported in the same line in the income statement as other compensation costs and that the other components of net benefit costs be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. Imperial will adopt the update beginning January 1, 2018. As a result of Imperial’s adoption of the update, the company expects to add a new line Non-service pension and other postretirement benefit expense to its consolidated statement of income. This line would reflect the other components of net benefit costs as described in the Accounting Standards Update and would include amounts that were previously included in Production and manufacturing expenses, and Selling and general expenses. As of January 1, 2018, these costs will no longer be considered for capitalization. The impact from this change on the company’s net income is not expected to be material. Furthermore, as part of the adoption of the update, the company expects it will include all of these costs in its Corporate and Other expenses.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

Third quarter 2017 vs. third quarter 2016

The company’s net income for the third quarter of 2017 was $371 million or $0.44 per-share on a diluted basis, compared to the net income of $1,003 million or $1.18 per-share for the same period last year. Third quarter 2016 results included a $716 million gain from the sale of retail sites.

Upstream recorded net income in the third quarter of $62 million, compared to a net loss of $26 million in the same period of 2016. Results in the third quarter of 2017 reflected the impact of higher Canadian crude oil realizations of about $190 million and higher Kearl volumes of about $50 million. These impacts were partially offset by lower Syncrude and conventional volumes of about $80 million, including the absence of production at Norman Wells, and higher royalties of about $50 million.

West Texas Intermediate (WTI) averaged US$48.23 per barrel in the third quarter of 2017, up from US$44.94 per barrel in the same quarter of 2016. Western Canada Select (WCS) averaged US$38.29 per barrel and US$31.43 per barrel respectively for the same periods. The WTI / WCS differential narrowed to 21 percent in the third quarter of 2017, from 30 percent in the same period of 2016.

The Canadian dollar averaged US$0.80 in the third quarter of 2017, an increase of US$0.03 from the third quarter of 2016.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $39.02 per barrel for the third quarter of 2017, an increase of $8.86 per barrel versus the third quarter of 2016. Synthetic crude realizations averaged $61.14 per barrel, an increase of $2.17 per barrel for the same period of 2016.

Gross production of Cold Lake bitumen averaged 163,000 barrels per day in the third quarter, up from 157,000 barrels per day in the same period last year. The higher production was mainly due to the timing of the steam cycles.

Gross production of Kearl bitumen averaged 182,000 barrels per day in the third quarter (129,000 barrels Imperial’s share) up from 159,000 barrels per day (113,000 barrels Imperial’s share) during the third quarter of 2016. Higher production was mainly the result of improved reliability.

The company’s share of gross production from Syncrude averaged 74,000 barrels per day, compared to 85,000 barrels per day in the third quarter of 2016. Repairs associated with the Syncrude Mildred Lake upgrader fire were completed in late July. Lower third quarter volumes reflect the impact of the fire on operations, when compared to the same quarter in 2016.

Downstream net income was $292 million in the third quarter, compared to $1,002 million in the same period of 2016. Earnings decreased mainly due to the absence of a $716 million gain from the sale of company-owned retail sites and higher refining turnaround activity of about $100 million. These factors were partly offset by higher refining margins of about $140 million.

Refinery throughput averaged 385,000 barrels per day, compared to 407,000 barrels per day in the third quarter of 2016. Reduced throughput reflects increased turnaround activity associated with the Nanticoke refinery in the third quarter 2017.

Petroleum product sales were 500,000 barrels per day, compared to 505,000 barrels per day in the third quarter of 2016.

IMPERIAL OIL LIMITED

Chemical net income was $52 million in the third quarter, compared to $56 million in the same quarter of 2016.

Net income effects from Corporate and Other were negative $35 million in the third quarter, compared to negative $29 million in the same period of 2016.

IMPERIAL OIL LIMITED

Nine months 2017 vs. nine months 2016

Net income in the first nine months of 2017 was $627 million, or $0.74 per-share on a diluted basis versus net income of $721 million or $0.85 per-share in the first nine months of 2016.

Upstream recorded a net loss of $225 million in the first nine months of 2017, compared to a net loss of $764 million from the same period of 2016. Results reflected the impact of higher Canadian crude oil realizations of about $940 million and higher Kearl volumes of about $50 million. These impacts were partially offset by higher royalties of about $150 million, lower Syncrude and conventional volumes of about $130 million, including the absence of production at Norman Wells, higher energy costs of about $90 million, and higher operating expenses at Syncrude of about $90 million.

West Texas Intermediate averaged US$49.40 per barrel in the first nine months of 2017, up from US$41.54 per barrel in the same period of 2016. Western Canada Select averaged US$37.57 per barrel and US$27.74 per barrel respectively for the same periods. The WTI / WCS differential narrowed to 24 percent in the first nine months of 2017, from 33 percent in the same period of 2016.

During the first nine months of 2017, the Canadian dollar strengthened relative to the US dollar versus the same period of 2016. The Canadian dollar averaged US$0.77 in the first nine months of 2017, an increase of about US$0.01 from the same period of 2016.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $37.82 per barrel for the first nine months of 2017, an increase of $14.05 per barrel versus the same period of 2016. Synthetic crude realizations averaged $64.37 per barrel, an increase of $10.92 per barrel from the same period of 2016.

Gross production of Cold Lake bitumen averaged 161,000 barrels per day in the first nine months of 2017, compared to 162,000 barrels per day from the same period of 2016.

Gross production of Kearl bitumen averaged 179,000 barrels per day in the first nine months of 2017 (127,000 barrels Imperial’s share) up from 169,000 barrels per day (120,000 barrels Imperial’s share) from the same period of 2016. Increased 2017 production reflects improved reliability associated with the mining and ore preparation operations.

During the first nine months of 2017, the company’s share of gross production from Syncrude averaged 56,000 barrels per day, compared to 61,000 barrels per day from the same period of 2016. Syncrude year to date production was impacted by the March 2017 fire at the Syncrude Mildred Lake upgrader and planned maintenance. In 2016, production was impacted by the Alberta wildfires and planned maintenance.

Downstream net income was $750 million, compared to $1,393 million from the same period of 2016. Earnings decreased mainly due to the absence of a $719 million gain from the sale of company-owned retail sites and lower marketing margins of approximately $170 million associated with the impact of the retail divestment. These factors were partially offset by a gain of $151 million from the sale of a surplus property and higher industry refining margins of about $90 million.

Refinery throughput averaged 381,000 barrels per day in the first nine months of 2017, up from 351,000 barrels per day from the same period of 2016. Capacity utilization increased to 90 percent from 83 percent in the same period of 2016, reflecting reduced turnaround maintenance activity.

Petroleum product sales were 492,000 barrels per day in the first nine months of 2017, up from 481,000 barrels per day from the same period of 2016. Sales growth continues to be driven by strong collaboration across our downstream value chain and the expansion of Imperial’s wholesale, industrial and commercial networks.

Chemical net income was $161 million, up from $160 million from the same period of 2016.

IMPERIAL OIL LIMITED

For the first nine months of 2017, net income effects from Corporate and Other were negative $59 million, versus negative $68 million from the same period of 2016.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $837 million in the third quarter, compared with $772 million in the corresponding period in 2016.

Investing activities used net cash of $234 million in the third quarter, compared with $1,005 million cash generated from investing activities in the same period of 2016, reflecting lower proceeds from asset sales.

Cash used in financing activities was $393 million in the third quarter, compared with $1,724 million in the third quarter of 2016, reflecting the absence of debt repayments. Dividends paid in the third quarter of 2017 were $136 million. The per-share dividend paid in the third quarter was $0.16, up from $0.15 in the same period of 2016. In the second quarter of 2017, Imperial resumed share purchases under its share buyback program. During the third quarter, the company purchased about 6.7 million shares for approximately $250 million.

The company’s cash balance was $833 million at September 30, 2017, versus $248 million at the end of the third quarter of 2016.

Cash flow generated from operating activities was $1,683 million in the first nine months of 2017, compared with $1,264 million in 2016, reflecting higher earnings, excluding the impact of asset sales, partially offset by unfavourable working capital effects.

Investing activities used net cash of $454 million in the first nine months of 2017, compared with cash generated from investing activities of $350 million from the same period of 2016, reflecting lower proceeds from asset sales partially offset by lower additions to property, plant and equipment.

Cash used in financing activities was $787 million in the first nine months of 2017, compared with $1,569 million from the same period of 2016, reflecting the absence of debt repayments. Dividends paid in the first nine months of 2017 were $390 million. The per-share dividend paid in the first nine months of 2017 was $0.46, up from $0.43 for the same period of 2016.

During the first nine months of 2017 the company purchased about 10 million shares for $377 million, including shares purchased from Exxon Mobil Corporation.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. The company expects to adopt the standard using the modified retrospective method, under which prior years’ results are not restated, but supplemental information on the impact of the new standard will be included in the 2018 results. The impact from the standard is not expected to have a material effect on the company’s financial statements.

In February 2016, the FASB issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a lease asset and lease liability. The standard is required to be adopted beginning January 1, 2019. Imperial is evaluating the standard and its effect on the company’s financial statements and plans to adopt it in 2019.

IMPERIAL OIL LIMITED

In March 2017, the FASB issued an Accounting Standards Update 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires that the service cost component of net benefit costs be reported in the same line in the income statement as other compensation costs and that the other components of net benefit costs be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. Imperial will adopt the update beginning January 1, 2018. As a result of Imperial’s adoption of the update, the company expects to add a new line Non-service pension and other postretirement benefit expense to its consolidated statement of income. This line would reflect the other components of net benefit costs as described in the Accounting Standards Update and would include amounts that were previously included in Production and manufacturing expenses, and Selling and general expenses. As of January 1, 2018, these costs will no longer be considered for capitalization. The impact from this change on the company’s net income is not expected to be material. Furthermore, as part of the adoption of the update, the company expects it will include all of these costs in its Corporate and Other expenses.

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

IMPERIAL OIL LIMITED

Item 3. Quantitative and qualitative disclosures about market risk

Information about market risks for the nine months ended September 30, 2017, does not differ materially from that discussed on page 22 of the company’s annual report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 2017 (Jul 1 – Jul 31)	-	-	-	25,395,927
August 2017 (Aug 1 – Aug 31)	3,876,648	36.42	3,876,648	21,519,279
September 2017 (Sept 1 – Sept 30)	2,855,022	38.10	2,855,022	18,664,257 (b)
(a)	On June 22, 2017, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,395,927 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2018.
(b)	In its most recent quarterly earnings release, the company stated that fourth quarter 2017 share purchases are anticipated to equal approximately $250 million. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

Item 6.	Exhibits

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

Imperial Oil Limited (Registrant)

Date: October 31, 2017	/s/ Beverley A. Babcock
(Signature)
Beverley A. Babcock
Senior Vice-President, Finance and Administration and Controller
(Principal Accounting Officer)

Date: October 31, 2017	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant Corporate Secretary