Form 10-Q
period 2018-03-31
IMPERIAL OIL LTD
filed 2018-05-03
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

YES            NO     ✓

The number of common shares outstanding, as of March 31, 2018 was 824,036,825.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2017. Note that numbers may not add due to rounding.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.   Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2018	2017

Revenues and other income
Revenues (a)	7,900	6,958
Investment and other income (note 5)	34	198

Total revenues and other income	7,934	7,156

Expenses
Exploration	8	22
Purchases of crude oil and products (b)	4,780	4,333
Production and manufacturing (c)	1,431	1,345
Selling and general (c)	194	203
Federal excise tax	397	394
Depreciation and depletion	377	392
Non-service pension and postretirement benefit (d)	27	33
Financing (note 7)	23	14

Total expenses	7,237	6,736

Income (loss) before income taxes	697	420

Income taxes	181	87

Net income (loss)	516	333

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	0.62	0.39
Net income (loss) per common share - diluted (note 10)	0.62	0.39
Dividends per common share	0.16	0.15

(a) Amounts from related parties included in revenues.	1,373	1,037
(b) Amounts to related parties included in purchases of crude oil and products.	892	609
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	141	141
(d) Prior year amounts have been reclassified. See note 2 for additional details.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2018	2017

Net income (loss)	516	333

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	(19)	41

Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	34	36

Total other comprehensive income (loss)	15	77

Comprehensive income (loss)	531	410

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at Mar 31 2018	As at Dec 31 2017

Assets
Current assets
Cash	1,425	1,195
Accounts receivable, less estimated doubtful accounts (a)	2,285	2,712
Inventories of crude oil and products	1,262	1,075
Materials, supplies and prepaid expenses	455	425

Total current assets	5,427	5,407
Investments and long-term receivables (b)	850	865
Property, plant and equipment,	53,031	52,778
less accumulated depreciation and depletion	(18,679)	(18,305)

Property, plant and equipment, net	34,352	34,473
Goodwill	186	186
Other assets, including intangibles, net (note 9)	765	670

Total assets	41,580	41,601

Liabilities
Current liabilities
Notes and loans payable (c)	202	202
Accounts payable and accrued liabilities (a) (note 9)	3,461	3,877
Income taxes payable	73	57

Total current liabilities	3,736	4,136
Long-term debt (d) (note 8)	4,999	5,005
Other long-term obligations (e) (note 9)	3,851	3,780
Deferred income tax liabilities	4,410	4,245

Total liabilities	16,996	17,166

Shareholders’ equity
Common shares at stated value (f) (note 10)	1,523	1,536
Earnings reinvested (note 11)	24,861	24,714
Accumulated other comprehensive income (loss) (note 12)	(1,800)	(1,815)

Total shareholders’ equity	24,584	24,435

Total liabilities and shareholders’ equity	41,580	41,601

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $354 million (2017 - $509 million).
(b)	Investments and long-term receivables included amounts from related parties of $25 million (2017 - $19 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2017 - $75 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2017 - $4,447 million).
(e)	Other long-term obligations included amounts to related parties of $49 million (2017 - $60 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 824 million, respectively (2017 - 1,100 million and 831 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2018	2017

Operating activities
Net income (loss)	516	333
Adjustments for non-cash items:
Depreciation and depletion	377	392
(Gain) loss on asset sales (note 5)	(10)	(182)
Deferred income taxes and other	185	200
Changes in operating assets and liabilities:
Accounts receivable	427	278
Inventories, materials, supplies and prepaid expenses	(217)	(72)
Income taxes payable	16	(464)
Accounts payable and accrued liabilities	(415)	(210)
All other items - net (a) (b)	106	79

Cash flows from (used in) operating activities	985	354

Investing activities
Additions to property, plant and equipment (b)	(371)	(122)
Proceeds from asset sales (note 5)	12	183
Loans to equity company	(6)	-

Cash flows from (used in) investing activities	(365)	61

Financing activities
Reduction in capitalized lease obligations (note 8)	(6)	(7)
Dividends paid	(134)	(127)
Common shares purchased (note 10)	(250)	-

Cash flows from (used in) financing activities	(390)	(134)

Increase (decrease) in cash	230	281
Cash at beginning of period	1,195	391

Cash at end of period (c)	1,425	672

(a) Included contribution to registered pension plans.	(44)	(40)

(b) The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items, net.
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

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1. Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2017 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior year’s data has been reclassified in certain cases to conform to the current presentation basis.

The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2018, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Accounting changes

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard, Revenue from Contracts with Customers, as amended. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry and transaction specific requirements, and expands disclosure requirements. The standard was adopted using the modified retrospective method, under which prior year results are not restated, but supplemental information is provided for any material impacts of the standard on 2018 results. The adoption of the standard did not have a material impact on any of the lines reported in the company’s consolidated financial statements. The cumulative effect of adoption of the new standard was de minimis. The company did not elect any practical expedients that require disclosure. See note 4 for additional details.

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the company’s consolidated statement of income, “Non-service pension and postretirement benefit”. Imperial elected to use the practical expedient to use the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and other expenses. The “Non-service pension and postretirement benefit” line reflects the non-service costs, which primarily includes interest costs, expected return on plan assets, and amortization of actuarial gains and losses, that were previously included in “Production and manufacturing” and “Selling and general” expenses. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on Imperial’s consolidated statement of income for the period ended March 31, 2018, is shown below.

millions of Canadian dollars	Three Months to March 31, 2017

	As reported	Change	As adjusted

Production and manufacturing	1,375	(30)	1,345
Selling and general	206	(3)	203
Non-service pension and postretirement benefit	-	33	33

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value, with changes in the fair value recognized through net income. The company elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no cumulative effect related to the adoption of this standard. The carrying value of equity securities without readily determinable fair values as at March 31, 2018 were not significant to Imperial.

The standard also expanded disclosures related to financial statements. The company’s only notable financial instrument is long-term debt ($4,447 million, excluding capitalized lease obligations), where the difference between fair value and carrying value was de minimis. The fair value of long-term debt was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

3. Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2018	2017	2018	2017	2018	2017

Revenues and other income
Revenues (a)	1,989	1,711	5,607	4,974	304	273
Intersegment sales	657	618	362	309	73	67
Investment and other income (note 5)	1	5	22	191	-	1

	2,647	2,334	5,991	5,474	377	341

Expenses
Exploration	8	22	-	-	-	-
Purchases of crude oil and products	1,374	1,116	4,294	4,009	202	201
Production and manufacturing (b)	1,012	973	368	349	51	53
Selling and general (b)	-	3	173	188	21	22
Federal excise tax	-	-	397	394	-	-
Depreciation and depletion	318	336	51	48	3	3
Non-service pension and postretirement benefit (b)	-	-	-	-	-	-
Financing (note 7)	-	4	-	-	-	-

Total expenses	2,712	2,454	5,283	4,988	277	279

Income (loss) before income taxes	(65)	(120)	708	486	100	62
Income taxes	(21)	(34)	187	106	27	17

Net income (loss)	(44)	(86)	521	380	73	45

Cash flows from (used in) operating activities	337	308	590	56	83	(23)
Capital and exploration expenditures (c)	206	103	57	34	4	4
Total assets as at March 31	34,463	35,898	5,034	4,251	417	391

Three Months to March 31	Corporate and Other		Eliminations		Consolidated
millions of Canadian dollars	2018	2017	2018	2017	2018	2017

Revenues and other income
Revenues (a)	-	-	-	-	7,900	6,958
Intersegment sales	-	-	(1,092)	(994)	-	-
Investment and other income (note 5)	11	1	-	-	34	198

	11	1	(1,092)	(994)	7,934	7,156

Expenses
Exploration	-	-	-	-	8	22
Purchases of crude oil and products	-	-	(1,090)	(993)	4,780	4,333
Production and manufacturing (b)	-	-	-	-	1,431	1,375
Selling and general (b)	2	(6)	(2)	(1)	194	206
Federal excise tax	-	-	-	-	397	394
Depreciation and depletion	5	5	-	-	377	392
Non-service pension and postretirement benefit (b)	27	-	-	-	27	-
Financing (note 7)	23	10	-	-	23	14

Total expenses	57	9	(1,092)	(994)	7,237	6,736

Income (loss) before income taxes	(46)	(8)	-	-	697	420
Income taxes	(12)	(2)	-	-	181	87

Net income (loss)	(34)	(6)	-	-	516	333

Cash flows from (used in) operating activities	(25)	13	-	-	985	354
Capital and exploration expenditures (c)	7	12	-	-	274	153
Total assets as at March 31	1,934	1,128	(268)	(258)	41,580	41,410

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $1,207 million (2017 - $899 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

4. Accounting policy for revenue recognition

Imperial generally sells crude oil, natural gas and petroleum and chemical products under short-term agreements at prevailing market prices. In some cases, products may be sold under long-term agreements, with periodic price adjustments to reflect market conditions.

Revenue is recognized at the amount the company expects to receive when the customer has taken control, which is typically when title transfers and the customer has assumed the risks and rewards of ownership. The prices of certain sales are based on price indexes that are sometimes not available until the next period. In such cases, estimated realizations are accrued when the sale is recognized, and are finalized when final information is available. Such adjustments to revenue from performance obligations satisfied in previous periods are not significant. Payment for revenue transactions is typically due within 30 days. Future volume delivery obligations that are unsatisfied at the end of the period are expected to be fulfilled through ordinary production or purchases. These performance obligations are based on market prices at the time of the transaction and are fully constrained due to market price volatility.

“Revenues” and “Accounts receivable, less estimated doubtful accounts” primarily arise from contracts with customers. Long-term receivables are primarily from non-customers. Contract assets are mainly from marketing assistance programs and are not significant. Contract liabilities are mainly customer prepayments, loyalty programs and accruals of expected volume discounts, and are not significant.

5. Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2018	2017

Proceeds from asset sales	12	183
Book value of asset sales	2	1

Gain (loss) on asset sales, before tax (a)	10	182

Gain (loss) on asset sales, after tax (a)	7	158

(a)	First quarter 2017 included a gain of $174 million ($151 million after tax) from the sale of surplus property in Ontario.

6. Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2018	2017

Pension benefits:
Current service cost	60	55
Interest cost	76	79
Expected return on plan assets	(101)	(101)
Amortization of prior service cost	1	3
Amortization of actuarial loss (gain)	44	44

Net periodic benefit cost	80	80

Other postretirement benefits:
Current service cost	4	4
Interest cost	5	6
Amortization of actuarial loss (gain)	2	2

Net periodic benefit cost	11	12

IMPERIAL OIL LIMITED

7. Financing and additional notes and loans payable information

	Three Months to March 31
millions of Canadian dollars	2018	2017

Debt-related interest	30	22
Capitalized interest	(7)	(12)

Net interest expense	23	10
Other interest	-	4

Total financing	23	14

8. Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2018	2017

Long-term debt	4,447	4,447
Capital leases	552	558

Total long-term debt	4,999	5,005

9. Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2018	2017

Employee retirement benefits (a)	1,535	1,529
Asset retirement obligations and other environmental liabilities (b)	1,460	1,460
Share-based incentive compensation liabilities	96	99
Other obligations (c)	760	692

Total other long-term obligations	3,851	3,780

(a)	Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2017 - $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $101 million in current liabilities (2017 - $101 million).
(c)	Included carbon emission program obligations. Carbon emission program credits are recorded under other assets, including intangibles, net.

IMPERIAL OIL LIMITED

10. Common shares

	As of Mar 31	As of Dec 31
thousands of shares	2018	2017

Authorized	1,100,000	1,100,000
Common shares outstanding	824,037	831,242

The 12-month normal course issuer bid program that was in place throughout the first quarter of 2018 came into effect in June of 2017. The program enabled the company to purchase up to a maximum of 25,395,927 common shares (3 percent of the total shares on June 13, 2017), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent. The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

On April 27, 2018, the company announced an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of 42,326,545 common shares (5 percent of the total shares on June 13, 2017) during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars

Balance as at December 31, 2016	847,599	1,566
Issued under employee share-based awards	2	-
Purchases at stated value	(16,359)	(30)

Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	-	-
Purchases at stated value	(7,205)	(13)

Balance as at March 31, 2018	824,037	1,523

The following table provides the calculation of basic and diluted earnings per common share:

	Three Months to March 31
	2018	2017

Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	516	333
Weighted average number of common shares outstanding (millions of shares)	829.0	847.6
Net income (loss) per common share (dollars)	0.62	0.39

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	516	333
Weighted average number of common shares outstanding (millions of shares)	829.0	847.6
Effect of employee share-based awards (millions of shares)	2.5	2.7

Weighted average number of common shares outstanding, assuming dilution (millions of shares)	831.5	850.3

Net income (loss) per common share (dollars)	0.62	0.39

IMPERIAL OIL LIMITED

11. Earnings reinvested

	Three Months to March 31
millions of Canadian dollars	2018	2017

Earnings reinvested at beginning of period	24,714	25,352
Net income (loss) for the period	516	333
Share purchases in excess of stated value	(237)	-
Dividends declared	(132)	(127)
Earnings reinvested at end of period	24,861	25,558

12. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2018	2017

Balance at January 1	(1,815)	(1,897)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(19)	41
Amounts reclassified from accumulated other comprehensive income	34	36

Balance at March 31	(1,800)	(1,820)

Amounts reclassified out of accumulated other comprehensive income (loss) - before tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2018	2017

Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(46)	(49)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 6).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2018	2017

Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(7)	16
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	12	13

Total	5	29

13. Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases, as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Imperial is gathering and evaluating data, and recently acquired a system to facilitate implementation. The company continues to progress an assessment of the magnitude of the effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

First quarter 2018 vs. first quarter 2017

The company’s net income for the first quarter of 2018 was $516 million or $0.62 per share on a diluted basis, an increase of $183 million compared to the net income of $333 million or $0.39 per share, for the same period last year.

Upstream recorded a net loss in the first quarter of $44 million compared to a net loss of $86 million in the same period of 2017. The results reflect the impact of higher Canadian crude oil realizations of about $90 million, partially offset by unfavourable foreign exchange effects.

West Texas Intermediate (WTI) averaged US$62.89 per barrel in the first quarter of 2018, up from US$51.78 per barrel in the same quarter of 2017. Western Canada Select (WCS) averaged US$38.67 per barrel and US$37.26 per barrel respectively for the same periods. The WTI / WCS differential widened significantly to 39 percent in the first quarter of 2018, from 28 percent in the same period of 2017.

The Canadian dollar averaged US$0.79 in the first quarter of 2018, an increase of US$0.03 from the first quarter of 2017.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes moved generally in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $35.61 per barrel for the first quarter of 2018, a decrease of $0.60 per barrel versus the first quarter of 2017. Synthetic crude realizations averaged $77.26 per barrel, an increase of $9.47 per barrel for the same period of 2017.

Gross production of Cold Lake bitumen averaged 153,000 barrels per day in the first quarter, compared to 158,000 barrels per day in the same period last year. Lower production was mainly due to a number of small operational constraints.

Gross production of Kearl bitumen averaged 182,000 barrels per day in the first quarter (129,000 barrels Imperial’s share) unchanged from the first quarter of 2017.

The company’s share of gross production from Syncrude averaged 65,000 barrels per day, compared to 66,000 barrels per day in the first quarter of 2017.

Downstream net income was $521 million in the first quarter, up from $380 million in the first quarter of 2017. Earnings increased mainly due to stronger margins of about $310 million, partially offset by the absence of the $151 million gain on the sale of a surplus property in 2017.

Refinery throughput averaged 408,000 barrels per day, up from 398,000 barrels per day in the first quarter of 2017. Capacity utilization increased to 96 percent.

Petroleum product sales were 478,000 barrels per day, compared to 486,000 barrels per day in the first quarter of 2017.

Chemical net income was $73 million in the first quarter, up from $45 million in the same quarter of 2017, primarily due to stronger margins.

IMPERIAL OIL LIMITED

Corporate and other expenses were $34 million in the first quarter, compared with $6 million in the same period of 2017. As part of the implementation of the Financial Accounting Standards Board’s update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $985 million in the first quarter, an increase of $631 million from the corresponding period in 2017, reflecting higher earnings and working capital effects.

Investing activities used net cash of $365 million in the first quarter, compared with $61 million cash generated from investing activities in the same period in 2017, reflecting higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash used in financing activities was $390 million in the first quarter, compared with $134 million in the first quarter of 2017. Dividends paid in the first quarter of 2018 were $134 million. The per share dividend paid in the first quarter was $0.16, up from $0.15 in the same period of 2017. During the first quarter, the company purchased about 7.2 million shares for approximately $250 million.

The company’s cash balance was $1,425 million at March 31, 2018, versus $672 million at the end of first quarter 2017.

On April 27, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of 42,326,545 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed.

Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases, as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Imperial is gathering and evaluating data, and recently acquired a system to facilitate implementation. The company continues to progress an assessment of the magnitude of the effect on the company’s financial statements.

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

IMPERIAL OIL LIMITED

Item 3. Quantitative and qualitative disclosures about market risk

Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed on page 24 of the company’s annual report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of

March 31, 2018. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

On April 5, 2018, Imperial was charged by the Ontario Crown in the Ontario Court of Justice with committing the offence of discharging or causing or permitting the discharge of wastewater with a low pH from Imperial’s refinery in Sarnia, Ontario into the St. Clair River, which may impair the quality of the water contrary to section 30(1) of the Ontario Water Resources Act, R.S.O. 1990, c. O.40, as amended, which offence was alleged to have occurred on April 19, 2016. No determination of impact can be made at this time.

Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

January 2018	-	-	-	12,323,485
(January 1 - January 31)
February 2018	3,144,161	34.75	3,144,161	9,179,324
(February 1 - February 28)
March 2018	4,061,321	34.65	4,061,321	5,118,003	(b)
(March 1 - March 31)

(a)	On June 22, 2017, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,395,927 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2018.
(b)	In its most recent quarterly earnings release, the company stated that it anticipates maximizing its share purchases in the second quarter of 2018, taking into account the amendment on April 27, 2018, as described below. Purchase plans may be modified at any time without prior notice.

On April 27, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of 42,326,545 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed.

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

(101) Interactive data files.

IMPERIAL OIL LIMITED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Oil Limited (Registrant)

Date: May 2, 2018	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer)

Date: May 2, 2018	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary