Form 10-Q
period 2018-06-30
IMPERIAL OIL LTD
filed 2018-08-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES          NO      ✓

The number of common shares outstanding, as of June 30, 2018 was 802,679,927.

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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Revenues and other income
Revenues (a)	9,516	6,985	17,416	13,943
Investment and other income (note 5)	27	48	61	246
Total revenues and other income	9,543	7,033	17,477	14,189

Expenses
Exploration	1	-	9	22
Purchases of crude oil and products (b)	6,537	4,642	11,317	8,975
Production and manufacturing (c)	1,646	1,495	3,077	2,840
Selling and general (c)	273	198	467	401
Federal excise tax	412	421	809	815
Depreciation and depletion	358	352	735	744
Non-service pension and postretirement benefit (d)	26	33	53	66
Financing (note 7)	26	17	49	31
Total expenses	9,279	7,158	16,516	13,894

Income (loss) before income taxes	264	(125)	961	295
Income taxes	68	(48)	249	39

Net income (loss)	196	(77)	712	256

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	0.24	(0.09)	0.86	0.30
Net income (loss) per common share - diluted (note 10)	0.24	(0.09)	0.86	0.30
Dividends per common share - declared	0.19	0.16	0.35	0.31
(a) Amounts from related parties included in revenues.	1,769	1,008	3,142	2,045
(b) Amounts to related parties included in purchases of crude oil and products.	1,374	706	2,266	1,315
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	156	147	297	288
(d) Prior year amounts have been reclassified. See note 2 for additional details.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Net income (loss)	196	(77)	712	256

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	(19)	41

Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	33	36	67	72
Total other comprehensive income (loss)	33	36	48	113

Comprehensive income (loss)	229	(41)	760	369

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at	As at
	June 30	Dec 31
millions of Canadian dollars	2018	2017
Assets
Current assets
Cash	873	1,195
Accounts receivable, less estimated doubtful accounts (a)	2,625	2,712
Inventories of crude oil and products	1,221	1,075
Materials, supplies and prepaid expenses (b)	456	425
Total current assets	5,175	5,407
Investments and long-term receivables (b)	860	865
Property, plant and equipment,	53,272	52,778
less accumulated depreciation and depletion	(19,028)	(18,305)
Property, plant and equipment, net	34,244	34,473
Goodwill	186	186
Other assets, including intangibles, net (note 9)	925	670
Total assets	41,390	41,601

Liabilities
Current liabilities
Notes and loans payable (c)	202	202
Accounts payable and accrued liabilities (a) (note 9)	3,923	3,877
Income taxes payable	89	57
Total current liabilities	4,214	4,136
Long-term debt (d) (note 8)	4,992	5,005
Other long-term obligations (e) (note 9)	3,943	3,780
Deferred income tax liabilities	4,476	4,245
Total liabilities	17,625	17,166

Shareholders’ equity
Common shares at stated value (f) (note 10)	1,483	1,536
Earnings reinvested (note 11)	24,049	24,714
Accumulated other comprehensive income (loss) (note 12)	(1,767)	(1,815)
Total shareholders’ equity	23,765	24,435

Total liabilities and shareholders’ equity	41,390	41,601
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $344 million (2017 - $509 million).
(b)	Investments and long-term receivables included amounts from related parties of $56 million (2017 - $19 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2017 - $75 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2017 - $4,447 million).
(e)	Other long-term obligations included amounts to related parties of $38 million (2017 - $60 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 803 million, respectively (2017 - 1,100 million and 831 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

			Six Months
Inflow (outflow)	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Operating activities
Net income (loss)	196	(77)	712	256
Adjustments for non-cash items:
Depreciation and depletion	358	352	735	744
(Gain) loss on asset sales (note 5)	(9)	(31)	(19)	(213)
Deferred income taxes and other	24	(37)	209	163
Changes in operating assets and liabilities:
Accounts receivable	(340)	146	87	424
Inventories, materials, supplies and prepaid expenses	40	(45)	(177)	(117)
Income taxes payable	16	16	32	(448)
Accounts payable and accrued liabilities	439	(30)	24	(240)
All other items - net (a) (b)	135	198	241	277
Cash flows from (used in) operating activities	859	492	1,844	846

Investing activities
Additions to property, plant and equipment (b)	(357)	(320)	(728)	(442)
Proceeds from asset sales (note 5)	9	39	21	222
Loan to equity company	(31)	-	(37)	-
Cash flows from (used in) investing activities	(379)	(281)	(744)	(220)

Financing activities
Reduction in capitalized lease obligations (note 8)	(7)	(6)	(13)	(13)
Dividends paid	(132)	(127)	(266)	(254)
Common shares purchased (note 10)	(893)	(127)	(1,143)	(127)
Cash flows from (used in) financing activities	(1,032)	(260)	(1,422)	(394)

Increase (decrease) in cash	(552)	(49)	(322)	232
Cash at beginning of period	1,425	672	1,195	391
Cash at end of period (c)	873	623	873	623
(a) Included contribution to registered pension plans.	(57)	(58)	(101)	(98)
(b)	The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items, net.
(c)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
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

The results for the six months ended June 30, 2018, are not necessarily indicative of the operations to be expected for the full year.

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

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the company’s consolidated statement of income, “Non-service pension and postretirement benefit”. Imperial elected to use the practical expedient which uses the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and other expenses. The “Non-service pension and postretirement benefit” line reflects the non-service costs, which primarily includes interest costs, expected return on plan assets, and amortization of actuarial gains and losses, that were previously included in “Production and manufacturing” and “Selling and general” expenses. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on Imperial’s consolidated statement of income for the period ended June 30, 2018 is shown below.

	Second Quarter			Six Months to
millions of Canadian dollars	2017			June 30, 2017
	As reported	Change	As adjusted	As reported	Change	As adjusted
Production and manufacturing	1,525	(30)	1,495	2,900	(60)	2,840

Selling and general	201	(3)	198	407	(6)	401

Non-service pension and postretirement benefit	-	33	33	-	66	66

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value, with changes in the fair value recognized through net income. The company elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no cumulative effect related to the adoption of this standard. The carrying value of equity securities without readily determinable fair values as at June 30, 2018 were not significant to Imperial.

The standard also expanded disclosures related to financial statements. The company’s only notable financial instrument is long-term debt ($4,447 million, excluding capitalized lease obligations), where the difference between fair value and carrying value was de minimis. The fair value of long-term debt was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

3.  Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	2,318	1,787	6,870	4,909	328	289
Intersegment sales	650	289	332	242	74	62
Investment and other income (note 5)	3	5	19	42	-	(2)
	2,971	2,081	7,221	5,193	402	349
Expenses
Exploration	1	-	-	-	-	-
Purchases of crude oil and products	1,573	1,026	5,803	4,014	216	193
Production and manufacturing (b)	1,106	1,051	488	426	52	48
Selling and general (b)	-	(7)	197	185	23	19
Federal excise tax	-	-	412	421	-	-
Depreciation and depletion	300	298	49	47	4	3
Non-service pension and postretirement benefit (b)	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	2,980	2,368	6,949	5,093	295	263
Income (loss) before income taxes	(9)	(287)	272	100	107	86
Income taxes	(3)	(86)	71	22	29	22
Net income (loss)	(6)	(201)	201	78	78	64
Cash flows from (used in) operating activities	(10)	117	776	302	116	100
Capital and exploration expenditures (c)	183	91	88	39	7	3

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	-	-	-	-	9,516	6,985
Intersegment sales	-	-	(1,056)	(593)	-	-
Investment and other income (note 5)	5	3	-	-	27	48
	5	3	(1,056)	(593)	9,543	7,033
Expenses
Exploration	-	-	-	-	1	-
Purchases of crude oil and products	-	-	(1,055)	(591)	6,537	4,642
Production and manufacturing (b)	-	-	-	-	1,646	1,525
Selling and general (b)	54	6	(1)	(2)	273	201
Federal excise tax	-	-	-	-	412	421
Depreciation and depletion	5	4	-	-	358	352
Non-service pension and postretirement benefit (b)	26	-	-	-	26	-
Financing (note 7)	26	17	-	-	26	17
Total expenses	111	27	(1,056)	(593)	9,279	7,158
Income (loss) before income taxes	(106)	(24)	-	-	264	(125)
Income taxes	(29)	(6)	-	-	68	(48)
Net income (loss)	(77)	(18)	-	-	196	(77)
Cash flows from (used in) operating activities	(23)	(27)	-	-	859	492
Capital and exploration expenditures (c)	6	10	-	-	284	143

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $1,561 million (2017 - $1,045 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	4,307	3,498	12,477	9,883	632	562
Intersegment sales	1,307	907	694	551	147	129
Investment and other income (note 5)	4	10	41	233	-	(1)
	5,618	4,415	13,212	10,667	779	690
Expenses
Exploration	9	22	-	-	-	-
Purchases of crude oil and products	2,947	2,142	10,097	8,023	418	394
Production and manufacturing (b)	2,118	2,024	856	775	103	101
Selling and general (b)	-	(4)	370	373	44	41
Federal excise tax	-	-	809	815	-	-
Depreciation and depletion	618	634	100	95	7	6
Non-service pension and postretirement benefit (b)	-	-	-	-	-	-
Financing (note 7)	-	4	-	-	-	-
Total expenses	5,692	4,822	12,232	10,081	572	542
Income (loss) before income taxes	(74)	(407)	980	586	207	148
Income taxes	(24)	(120)	258	128	56	39
Net income (loss)	(50)	(287)	722	458	151	109
Cash flows from (used in) operating activities	327	425	1,366	358	199	77
Capital and exploration expenditures (c)	389	194	145	73	11	7
Total assets as at June 30	34,781	35,527	5,090	4,334	408	384

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	-	-	-	-	17,416	13,943
Intersegment sales	-	-	(2,148)	(1,587)	-	-
Investment and other income (note 5)	16	4	-	-	61	246
	16	4	(2,148)	(1,587)	17,477	14,189
Expenses
Exploration	-	-	-	-	9	22
Purchases of crude oil and products	-	-	(2,145)	(1,584)	11,317	8,975
Production and manufacturing (b)	-	-	-	-	3,077	2,900
Selling and general (b)	56	-	(3)	(3)	467	407
Federal excise tax	-	-	-	-	809	815
Depreciation and depletion	10	9	-	-	735	744
Non-service pension and postretirement benefit (b)	53	-	-	-	53	-
Financing (note 7)	49	27	-	-	49	31
Total expenses	168	36	(2,148)	(1,587)	16,516	13,894
Income (loss) before income taxes	(152)	(32)	-	-	961	295
Income taxes	(41)	(8)	-	-	249	39
Net income (loss)	(111)	(24)	-	-	712	256
Cash flows from (used in) operating activities	(48)	(14)	-	-	1,844	846
Capital and exploration expenditures (c)	13	22	-	-	558	296
Total assets as at June 30	1,438	1,071	(327)	(211)	41,390	41,105

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $2,768 million (2017 - $1,944 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

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

5.  Investment and other income

Investment and other income included gains and losses on asset sales as follows:

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Proceeds from asset sales	9	39	21	222
Book value of asset sales	-	9	2	10
Gain (loss) on asset sales, before tax (a)	9	31	19	213
Gain (loss) on asset sales, after tax (a)	8	28	15	186
(a)	The six months ended June 30, 2017 included a gain of $174 million ($151 million after tax) from the sale of surplus property in Ontario.

6.  Employee retirement benefits

The components of net benefit cost were as follows:

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Pension benefits:
Current service cost	60	54	120	109
Interest cost	75	79	151	158
Expected return on plan assets	(100)	(101)	(201)	(202)
Amortization of prior service cost	1	2	2	5
Amortization of actuarial loss (gain)	43	45	87	89
Net periodic benefit cost	79	79	159	159

Other postretirement benefits:
Current service cost	4	4	8	8
Interest cost	6	6	11	12
Amortization of actuarial loss (gain)	1	2	3	4
Net periodic benefit cost	11	12	22	24

IMPERIAL OIL LIMITED

7.  Financing and additional notes and loans payable information

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2018	2017	2018	2017
Debt-related interest	32	27	62	49
Capitalized interest	(6)	(10)	(13)	(22)
Net interest expense	26	17	49	27
Other interest	-	-	-	4
Total financing	26	17	49	31

8.  Long-term debt

	As at	As at
	June 30	Dec 31
millions of Canadian dollars	2018	2017
Long-term debt	4,447	4,447
Capital leases	545	558
Total long-term debt	4,992	5,005

9.  Other long-term obligations

	As at	As at
	June 30	Dec 31
millions of Canadian dollars	2018	2017
Employee retirement benefits (a)	1,501	1,529
Asset retirement obligations and other environmental liabilities (b)	1,471	1,460
Share-based incentive compensation liabilities	129	99
Other obligations (c)	842	692
Total other long-term obligations	3,943	3,780
(a)	Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2017 - $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $101 million in current liabilities (2017 - $101 million).
(c)	Included carbon emission program obligations. Carbon emission program credits are recorded under other assets, including intangibles, net.

On July 3, 2018, the Government of Ontario revoked its carbon emission cap and trade regulation, prohibiting all trading of emissions allowances. On July 25, 2018, the Government of Ontario introduced legislation proposing to repeal Ontario’s cap and trade legislation and providing the framework for the wind down of the cap and trade program. The company’s net carbon emission program credits (obligations) reflected in the Consolidated balance sheet approximately totalled $65 million at June 30, 2018. Imperial will continue to assess this financial position in light of these announcements and the anticipated legislative process.

IMPERIAL OIL LIMITED

10. Common shares

	As of	As of
	June 30	Dec 31
thousands of shares	2018	2017
Authorized	1,100,000	1,100,000
Common shares outstanding	802,680	831,242

The 12-month normal course issuer bid program that was in place during the second quarter of 2018 came into effect in June of 2017 and was amended on April 27, 2018. The program enabled the company to purchase up to a maximum of 42,326,545 common shares (5 percent of the total shares on June 13, 2017), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage in Imperial at approximately 69.6 percent.

The company announced another 12-month normal course issuer bid program effective June 27, 2018 and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 40,391,196 common shares (5 percent of the total shares on June 13, 2018) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2016	847,599	1,566

Issued under employee share-based awards	2	-

Purchases at stated value	(16,359)	(30)
Balance as at December 31, 2017	831,242	1,536

Issued under employee share-based awards	-	-

Purchases at stated value	(28,562)	(53)
Balance as at June 30, 2018	802,680	1,483

The following table provides the calculation of basic and diluted earnings per common share:

	Second Quarter		Six Months to June 30
	2018	2017	2018	2017
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	196	(77)	712	256
Weighted average number of common shares outstanding (millions of shares)	816.1	847.0	822.6	847.3
Net income (loss) per common share (dollars)	0.24	(0.09)	0.86	0.30

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	196	(77)	712	256
Weighted average number of common shares outstanding (millions of shares)	816.1	847.0	822.6	847.3
Effect of employee share-based awards (millions of shares)	2.7	2.9	2.6	2.8
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	818.8	849.9	825.2	850.1

Net income (loss) per common share (dollars)	0.24	(0.09)	0.86	0.30

IMPERIAL OIL LIMITED

11. Earnings reinvested

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2018	2017	2018	2017
Earnings reinvested at beginning of period	24,861	25,558	24,714	25,352
Net income (loss) for the period	196	(77)	712	256
Share purchases in excess of stated value	(853)	(121)	(1,090)	(121)
Dividends declared	(155)	(136)	(287)	(263)
Earnings reinvested at end of period	24,049	25,224	24,049	25,224

12. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2018	2017
Balance at January 1	(1,815)	(1,897)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(19)	41
Amounts reclassified from accumulated other comprehensive income	67	72
Balance at June 30	(1,767)	(1,784)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2018	2017	2018	2017
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(46)	(49)	(92)	(98)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 6).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2018	2017	2018	2017
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	(7)	16
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	13	13	25	26
Total	13	13	18	42

13. Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a right of use asset and a lease liability. The company acquired lease accounting software to facilitate implementation, and is currently installing, configuring and testing the software. Based on leases outstanding at the end of 2017, the company estimates the operating lease right of use asset and lease liability would have been in the range of $200 million to $250 million at that time. The effect on Imperial’s consolidated balance sheet as a result of implementing the standard on January 1, 2019 could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

Second quarter 2018 vs. second quarter 2017

The company’s net income for the second quarter of 2018 was $196 million or $0.24 per share on a diluted basis, an increase of $273 million compared to the net loss of $77 million or $0.09 per share, for the same period last year.

Upstream recorded a net loss in the second quarter of $6 million compared to a net loss of $201 million in the same period of 2017. Improved results reflect the impact of higher Canadian crude oil realizations of about $280 million, partially offset by higher royalty costs of about $50 million and higher operating expenses of about $50 million mainly associated with planned turnarounds.

West Texas Intermediate (WTI) averaged US$67.91 per barrel in the second quarter of 2018, up from US$48.20 per barrel in the same quarter of 2017. Western Canada Select (WCS) averaged US$48.81 per barrel and US$37.18 per barrel respectively for the same periods. The WTI / WCS differential widened to approximately US$19 per barrel in the second quarter of 2018, from approximately US$11 per barrel in the same period of 2017.

The Canadian dollar averaged US$0.78 in the second quarter of 2018, an increase of US$0.04 from the second quarter of 2017.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $48.90 per barrel for the second quarter of 2018, an increase of $10.68 per barrel versus the second quarter of 2017. Synthetic crude realizations averaged $86.31 per barrel, an increase of $21.24 per barrel for the same period of 2017.

Gross production of Cold Lake bitumen averaged 133,000 barrels per day in the second quarter, compared to 160,000 barrels per day in the same period last year. Lower volumes were primarily due to planned maintenance and production timing.

Gross production of Kearl bitumen averaged 180,000 barrels per day in the second quarter (128,000 barrels Imperial’s share), up from 171,000 barrels per day (121,000 barrels Imperial’s share) during the second quarter of 2017. Higher production was mainly the result of mining optimization, partially offset by planned turnaround activities.

The company’s share of gross production from Syncrude averaged 50,000 barrels per day, up from 27,000 barrels per day in the second quarter of 2017. Higher production was due to the absence of the Syncrude Mildred Lake upgrader fire that occurred in March 2017, partially offset by planned turnaround activities and a power disruption that occurred on June 20, 2018, resulting in a complete shutdown of all processing units for the remainder of the second quarter. Recovery from the power outage is ongoing with partial production restored in July and return to full rates anticipated in September.

Downstream net income was $201 million in the second quarter, up from $78 million in the second quarter of 2017. Earnings increased mainly due to stronger margins of about $390 million, partially offset by the impact of increased planned turnaround activity of about $200 million, and the impact of a stronger Canadian dollar.

Refinery throughput averaged 363,000 barrels per day, up from 358,000 barrels per day in the second quarter of 2017. Capacity utilization increased to 86 percent from 85 percent in the second quarter of 2017.

Petroleum product sales were 510,000 barrels per day, up from 486,000 barrels per day in the second quarter of 2017. Sales growth continues to be driven by optimization across the full Downstream value chain, and the expansion of Imperial’s logistics capabilities.

IMPERIAL OIL LIMITED

Chemical net income of $78 million in the second quarter matched best-ever quarterly results. Earnings increased $14 million from the same period of 2017, benefitting from increased volumes and margins.

Corporate and other expenses were $77 million in the second quarter, compared to $18 million in the same period of 2017, primarily due to higher share-based compensation charges. In addition, as part of the implementation of the Financial Accounting Standards Board’s update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

IMPERIAL OIL LIMITED

Six months 2018 vs. six months 2017

Net income in the first six months of 2018 was $712 million, or $0.86 per share on a diluted basis, an increase of $456 million compared to a net income of $256 million or $0.30 per share in the first six months of 2017.

Upstream recorded a net loss of $50 million in the first six months of 2018, compared to a net loss of $287 million from the same period of 2017. Improved results reflect the impact of higher Canadian crude oil realizations of about $350 million, partially offset by the impact of higher operating costs of about $50 million mainly associated with planned turnarounds. Results also reflect the impact of higher royalties and the strengthening of the Canadian dollar compared to the prior year.

West Texas Intermediate averaged US$65.44 per barrel in the first six months of 2018, up from US$49.96 per barrel in the prior year. Western Canada Select averaged US$43.74 per barrel and US$37.22 per barrel respectively for the same periods. The WTI / WCS differential widened to approximately US$22 per barrel in the first six months of 2018, from approximately US$13 per barrel in the same period of 2017.

The Canadian dollar averaged US$0.78 in the first six months of 2018, an increase of about US$0.03 from the same period of 2017.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $41.84 per barrel for the first six months of 2018, an increase of $4.63 per barrel versus 2017. Synthetic crude realizations averaged $81.24 per barrel, an increase of $14.24 per barrel from the same period of 2017.

Gross production of Cold Lake bitumen averaged 143,000 barrels per day in the first six months of 2018, compared to 159,000 barrels per day from the same period of 2017. Lower volumes were primarily due to planned maintenance and production timing.

Gross production of Kearl bitumen averaged 181,000 barrels per day in the first six months of 2018 (128,000 barrels Imperial’s share) up from 177,000 barrels per day (125,000 barrels Imperial’s share) from the same period of 2017.

During the first six months of 2018, the company’s share of gross production from Syncrude averaged 57,000 barrels per day, up from 46,000 barrels per day from the same period of 2017. Higher production was due to the absence of the impact associated with the March 2017 fire at the Syncrude Mildred Lake upgrader, partially offset by planned turnaround activities, and a power disruption that occurred on June 20, 2018, resulting in a complete shutdown of all processing units for the remainder of the second quarter. Recovery from the power outage is ongoing with partial production restored in July and return to full rates anticipated in September.

Downstream net income was $722 million, an increase of $264 million versus the prior year. Higher earnings reflect stronger margins of about $690 million, partially offset by the impact of increased planned turnaround activity of about $200 million, the impact of a stronger Canadian dollar of about $60 million and the absence of the $151 million gain on the sale of a surplus property in 2017.

Refinery throughput averaged 386,000 barrels per day in the first six months of 2018, up from 378,000 barrels per day from the same period of 2017. Capacity utilization increased to 91 percent from 90 percent in the same period of 2017.

Petroleum product sales were 494,000 barrels per day in the first six months of 2018, up from 486,000 barrels per day from the same period of 2017. Sales growth continues to be driven by optimization across the full Downstream value chain, and the expansion of Imperial’s logistics capabilities.

Chemical net income was $151 million, up from $109 million in the first half of 2017, primarily due to higher margins and volumes.

IMPERIAL OIL LIMITED

Corporate and other expenses were $111 million for the first six months of 2018, compared to $24 million in the same period of 2017, primarily due to higher share-based compensation charges. In addition, beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $859 million in the second quarter, an increase of $367 million from the corresponding period in 2017, reflecting higher earnings.

Investing activities used net cash of $379 million in the second quarter, compared with $281 million used in the same period of 2017.

Cash used in financing activities was $1,032 million in the second quarter, compared with $260 million used in the second quarter of 2017. Dividends paid in the second quarter of 2018 were $132 million. The per share dividend paid in the second quarter was $0.16, up from $0.15 in the same period of 2017. During the second quarter, the company purchased about 21.4 million shares for $893 million.

The company’s cash balance was $873 million at June 30, 2018, versus $623 million at the end of second quarter 2017.

Cash flow generated from operating activities was $1,844 million in the first six months of 2018, compared with $846 million from the same period of 2017, reflecting higher earnings and working capital effects.

Investing activities used net cash of $744 million in the first six months of 2018, compared with $220 million used in the same period of 2017, reflecting higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash used in financing activities was $1,422 million in the first six months of 2018, compared with $394 million used in the same period of 2017. Dividends paid in the first six months of 2018 were $266 million. The per share dividend paid in the first six months of 2018 was $0.32, up from $0.30 from the same period of 2017. During the first six months of 2018, the company purchased about 28.6 million shares for $1,143 million, including shares purchased from Exxon Mobil Corporation.

On April 27, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares eligible for purchase increased to a maximum of 42,326,545 common shares during the period June 27, 2017 to June 26, 2018.

On June 22, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 40,391,196 common shares during the period June 27, 2018 to June 26, 2019. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2019.

Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as a right of use asset and a lease liability. The company acquired lease accounting software to facilitate implementation, and is currently installing, configuring and testing the software. Based on leases outstanding at the end of 2017, the company estimates the operating lease right of use asset and lease liability would have been in the range of $200 million to $250 million at that time. The effect on Imperial’s consolidated balance sheet as a result of implementing the standard on January 1, 2019 could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

IMPERIAL OIL LIMITED

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

Information about market risks for the six months ended June 30, 2018, does not differ materially from that discussed on page 49 of the company’s annual report on Form 10-K for the year ended December 31, 2017. The following table details those earnings sensitivities that have been updated from the fiscal year-end to reflect current market conditions.

Earnings Sensitivities (a)

millions of Canadian dollars after tax
One dollar (U.S.) per barrel change in heavy crude oil prices	+ (-)	75
Ten cents per thousand cubic feet decrease (increase) in natural gas prices	+ (-)	4
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	100
(a)

Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. These sensitivities have been updated to reflect current conditions. They may not apply proportionately to larger fluctuations.

Item 4.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II.  OTHER INFORMATION

Item 1.	Legal proceedings

On May 15, 2018, Imperial entered a guilty plea in the Ontario Court of Justice with respect to committing the offence of discharging or causing or permitting the discharge of a contaminant, namely coker stabilizer thermocracked gas and coker stabilizer thermocracked gas condensate, on June 11, 2015 from Imperial’s refinery in Sarnia, Ontario into the natural environment that caused or was likely to have caused an adverse effect contrary to section 14(1) of the Environmental Protection Act, R.S.O. 1990, c.E.19, as amended. Imperial is required to pay $650,000 plus a 25 percent victim fine surcharge.

Item 2.	Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
April 2018
(April 1 - April 30)	675,513	34.13	675,513	21,373,108
May 2018
(May 1 - May 31)	10,876,173	41.39	10,876,173	10,496,935
June 2018
(June 1 - June 26) (a)	9,322,449	42.80	9,322,449	-
(June 27 - June 30) (b)	482,763	43.50	482,763	39,908,433	(c)
(a)	On June 22, 2017, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid and continuation of its share purchase program. The program enabled the company to purchase up to a maximum of 25,395,927 common shares during the period June 27, 2017 to June 26, 2018, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage in Imperial at approximately 69.6 percent.

On April 27, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares eligible for purchase increased to a maximum of 42,326,545 common shares during the period June 27, 2017 to June 26, 2018. No other provisions of the normal course issuer bid were changed.

The program ended on June 26, 2018. Upon expiration, the company had purchased a total of 41,152,059 shares (of the maximum 42,326,545 shares available) under the program.

(b)	On June 22, 2018, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 40,391,196 common shares during the period June 27, 2018 to June 26, 2019. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2019.

(c)	In its most recent quarterly earnings release, the company stated that it currently anticipates exercising its share purchases uniformly over the duration of the program. Purchase plans may be modified at any time without prior notice.

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

Imperial Oil Limited
(Registrant)

Date: August 1, 2018	/s/ Daniel E. Lyons ------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer)

Date: August 1, 2018	/s/ Cathryn Walker ------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary