Form 10-Q
period 2018-09-30
IMPERIAL OIL LTD
filed 2018-11-07
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of common shares outstanding, as of September 30, 2018 was 792,702,836.

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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.   Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Revenues and other income
Revenues (a)	9,697	7,134	27,113	21,077
Investment and other income (note 5)	35	24	96	270
Total revenues and other income	9,732	7,158	27,209	21,347

Expenses
Exploration	4	7	13	29
Purchases of crude oil and products (b)	6,099	4,251	17,416	13,226
Production and manufacturing (c)	1,480	1,314	4,557	4,154
Selling and general (c)	224	217	691	618
Federal excise tax	432	438	1,241	1,253
Depreciation and depletion	410	391	1,145	1,135
Non-service pension and postretirement benefit (d)	27	26	80	92
Financing (note 7)	30	18	79	49
Total expenses	8,706	6,662	25,222	20,556

Income (loss) before income taxes	1,026	496	1,987	791

Income taxes	277	125	526	164

Net income (loss)	749	371	1,461	627

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	0.94	0.44	1.79	0.74
Net income (loss) per common share - diluted (note 10)	0.94	0.44	1.79	0.74
(a) Amounts from related parties included in revenues.	1,809	756	4,951	2,801
(b) Amounts to related parties included in purchases of crude oil and products.	1,071	604	3,337	1,919
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	136	127	433	415
(d) Prior year amounts have been reclassified. See note 2 for additional details.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Net income (loss)	749	371	1,461	627

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	(19)	41
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	34	34	101	106
Total other comprehensive income (loss)	34	34	82	147

Comprehensive income (loss)	783	405	1,543	774

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2018	2017
Assets
Current assets
Cash	1,148	1,195
Accounts receivable, less estimated doubtful accounts (a)	2,729	2,712
Inventories of crude oil and products	1,392	1,075
Materials, supplies and prepaid expenses	464	425
Total current assets	5,733	5,407
Investments and long-term receivables (b)	837	865
Property, plant and equipment,	53,592	52,778
less accumulated depreciation and depletion	(19,386)	(18,305)
Property, plant and equipment, net	34,206	34,473
Goodwill	186	186
Other assets, including intangibles, net (note 9)	857	670
Total assets	41,819	41,601

Liabilities
Current liabilities
Notes and loans payable (c)	202	202
Accounts payable and accrued liabilities (a) (note 9)	4,565	3,877
Income taxes payable	11	57
Total current liabilities	4,778	4,136
Long-term debt (d) (note 8)	4,986	5,005
Other long-term obligations (e) (note 9)	3,334	3,780
Deferred income tax liabilities	4,742	4,245
Total liabilities	17,840	17,166

Shareholders’ equity
Common shares at stated value (f) (note 10)	1,465	1,536
Earnings reinvested (note 11)	24,247	24,714
Accumulated other comprehensive income (loss) (note 12)	(1,733)	(1,815)
Total shareholders’ equity	23,979	24,435

Total liabilities and shareholders’ equity	41,819	41,601
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $385 million (2017 - $509 million).
(b)	Investments and long-term receivables included amounts from related parties of $94 million (2017 - $19 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2017 - $75 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2017 - $4,447 million).
(e)	Other long-term obligations included amounts to related parties of $27 million (2017 - $60 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 793 million, respectively (2017 - 1,100 million and 831 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

			Nine Months
Inflow (outflow)	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Operating activities
Net income (loss)	749	371	1,461	627
Adjustments for non-cash items:
Depreciation and depletion	364	391	1,099	1,135
Impairment of intangible assets (note 9)	46	-	46	-
(Gain) loss on asset sales (note 5)	(10)	(6)	(29)	(219)
Deferred income taxes and other	276	131	485	294
Changes in operating assets and liabilities:
Accounts receivable	(104)	(297)	(17)	127
Inventories, materials, supplies and prepaid expenses	(179)	104	(356)	(13)
Income taxes payable	(78)	19	(46)	(429)
Accounts payable and accrued liabilities	78	81	102	(159)
All other items - net (a) (b)	65	43	306	320
Cash flows from (used in) operating activities	1,207	837	3,051	1,683

Investing activities
Additions to property, plant and equipment (b)	(327)	(241)	(1,055)	(683)
Proceeds from asset sales (note 5)	13	8	34	230
Additional investments	-	(1)	-	(1)
Loan to equity company	(38)	-	(75)	-
Cash flows from (used in) investing activities	(352)	(234)	(1,096)	(454)

Financing activities
Reduction in capitalized lease obligations (note 8)	(7)	(7)	(20)	(20)
Dividends paid	(155)	(136)	(421)	(390)
Common shares purchased (note 10)	(418)	(250)	(1,561)	(377)
Cash flows from (used in) financing activities	(580)	(393)	(2,002)	(787)

Increase (decrease) in cash	275	210	(47)	442
Cash at beginning of period	873	623	1,195	391
Cash at end of period (c)	1,148	833	1,148	833
(a) Included contribution to registered pension plans.	(52)	(78)	(153)	(176)

(b)  The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items, net.

(c)   Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

Non-cash transaction

As a result of the Government of Ontario’s revocation of its cap and trade legislation, the company reclassified approximately $570 million of its Ontario carbon emission obligation from long-term liabilities to current liabilities. The impact of this reclassification was not reflected in “Accounts payable and accrued liabilities” and “All other items - net” lines on the Consolidated statement of cash flows as it was not a cash transaction.

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

The results for the nine months ended September 30, 2018, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Accounting changes

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard, Revenue from Contracts with Customers (Topic 606), as amended. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry and transaction specific requirements, and expands disclosure requirements. The standard was adopted using the modified retrospective method, under which prior year results are not restated, but supplemental information is provided for any material impacts of the standard on 2018 results. The adoption of the standard did not have a material impact on any of the lines reported in the company’s consolidated financial statements. The cumulative effect of adoption of the new standard was de minimis. The company did not elect any practical expedients that require disclosure. See note 4 for additional details.

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

The impact of the retrospective presentation change on Imperial’s consolidated statement of income for the period ended September 30, 2018 is shown below.

	Third Quarter			Nine Months to
millions of Canadian dollars	2017			September 30, 2017
	As reported	Change	As adjusted	As reported	Change	As adjusted
Production and manufacturing	1,338	(24)	1,314	4,238	(84)	4,154
Selling and general	219	(2)	217	626	(8)	618
Non-service pension and postretirement benefit	-	26	26	-	92	92

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value, with changes in the fair value recognized through net income. The company elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no cumulative effect related to the adoption of this standard. The carrying value of equity securities without readily determinable fair values as at September 30, 2018 were not significant to Imperial.

The standard also expanded disclosures related to financial statements. The company’s only notable financial instrument is long-term debt ($4,447 million, excluding capitalized lease obligations), where the difference between fair value and carrying value was de minimis. The fair value of long-term debt was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

3.	Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	2,489	1,668	6,880	5,204	328	262
Intersegment sales	771	587	425	241	79	62
Investment and other income (note 5)	2	7	25	15	1	-
	3,262	2,262	7,330	5,460	408	324
Expenses
Exploration	4	7	-	-	-	-
Purchases of crude oil and products	1,566	947	5,567	4,014	239	179
Production and manufacturing (b)	1,073	893	356	394	51	51
Selling and general (b)	-	5	199	167	21	19
Federal excise tax	-	-	432	438	-	-
Depreciation and depletion (c)	309	330	91	53	4	3
Non-service pension and postretirement benefit (b)	-	-	-	-	-	-
Financing (note 7)	-	1	-	-	-	-
Total expenses	2,952	2,183	6,645	5,066	315	252
Income (loss) before income taxes	310	79	685	394	93	72
Income taxes	88	17	183	102	24	20
Net income (loss)	222	62	502	292	69	52
Cash flows from (used in) operating activities	872	479	281	268	79	99
Capital and exploration expenditures (d)	257	92	105	55	8	5

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	-	-	-	-	9,697	7,134
Intersegment sales	-	-	(1,275)	(890)	-	-
Investment and other income (note 5)	7	2	-	-	35	24
	7	2	(1,275)	(890)	9,732	7,158
Expenses
Exploration	-	-	-	-	4	7
Purchases of crude oil and products	-	-	(1,273)	(889)	6,099	4,251
Production and manufacturing (b)	-	-	-	-	1,480	1,338
Selling and general (b)	6	29	(2)	(1)	224	219
Federal excise tax	-	-	-	-	432	438
Depreciation and depletion (c)	6	5	-	-	410	391
Non-service pension and postretirement benefit (b)	27	-	-	-	27	-
Financing (note 7)	30	17	-	-	30	18
Total expenses	69	51	(1,275)	(890)	8,706	6,662
Income (loss) before income taxes	(62)	(49)	-	-	1,026	496
Income taxes	(18)	(14)	-	-	277	125
Net income (loss)	(44)	(35)	-	-	749	371
Cash flows from (used in) operating activities	(25)	(9)	-	-	1,207	837
Capital and exploration expenditures (d)	6	7	-	-	376	159

IMPERIAL OIL LIMITED

(a)

Included export sales to the United States of $1,741 million (2017 - $1,080 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)

As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.

(c)	The Downstream segment in 2018 included a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation.
(d)

Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	6,796	5,166	19,357	15,087	960	824
Intersegment sales	2,078	1,494	1,119	792	226	191
Investment and other income (note 5)	6	17	66	248	1	(1)
	8,880	6,677	20,542	16,127	1,187	1,014
Expenses
Exploration	13	29	-	-	-	-
Purchases of crude oil and products	4,513	3,089	15,664	12,037	657	573
Production and manufacturing (b)	3,191	2,917	1,212	1,169	154	152
Selling and general (b)	-	1	569	540	65	60
Federal excise tax	-	-	1,241	1,253	-	-
Depreciation and depletion (c)	927	964	191	148	11	9
Non-service pension and postretirement benefit (b)	-	-	-	-	-	-
Financing (note 7)	-	5	-	-	-	-
Total expenses	8,644	7,005	18,877	15,147	887	794
Income (loss) before income taxes	236	(328)	1,665	980	300	220
Income taxes	64	(103)	441	230	80	59
Net income (loss)	172	(225)	1,224	750	220	161
Cash flows from (used in) operating activities	1,199	904	1,647	626	278	176
Capital and exploration expenditures (d)	646	286	250	128	19	12
Total assets as at September 30 (c)	34,570	35,387	5,426	4,671	427	365

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2018	2017	2018	2017	2018	2017
Revenues and other income
Revenues (a)	-	-	-	-	27,113	21,077
Intersegment sales	-	-	(3,423)	(2,477)	-	-
Investment and other income (note 5)	23	6	-	-	96	270
	23	6	(3,423)	(2,477)	27,209	21,347
Expenses
Exploration	-	-	-	-	13	29
Purchases of crude oil and products	-	-	(3,418)	(2,473)	17,416	13,226
Production and manufacturing (b)	-	-	-	-	4,557	4,238
Selling and general (b)	62	29	(5)	(4)	691	626
Federal excise tax	-	-	-	-	1,241	1,253
Depreciation and depletion (c)	16	14	-	-	1,145	1,135
Non-service pension and postretirement benefit (b)	80	-	-	-	80	-
Financing (note 7)	79	44	-	-	79	49
Total expenses	237	87	(3,423)	(2,477)	25,222	20,556
Income (loss) before income taxes	(214)	(81)	-	-	1,987	791
Income taxes	(59)	(22)	-	-	526	164
Net income (loss)	(155)	(59)	-	-	1,461	627
Cash flows from (used in) operating activities	(73)	(23)	-	-	3,051	1,683
Capital and exploration expenditures (d)	19	29	-	-	934	455
Total assets as at September 30 (c)	1,727	1,283	(331)	(336)	41,819	41,370

IMPERIAL OIL LIMITED

(a)

Included export sales to the United States of $4,509 million (2017 - $3,024 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)

As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.

(c)	The Downstream segment in 2018 included a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation.
(d)

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

5.	Investment and other income

Investment and other income included gains and losses on asset sales as follows:

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Proceeds from asset sales	13	8	34	230
Book value of asset sales	3	2	5	12
Gain (loss) on asset sales, before tax (a)	10	6	29	219
Gain (loss) on asset sales, after tax (a)	6	5	21	191
(a)	The nine months ended September 30, 2017 included a gain of $174 million ($151 million after tax) from the sale of surplus property in Ontario.

6.	Employee retirement benefits

The components of net benefit cost were as follows:

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Pension benefits:
Current service cost	59	54	179	163
Interest cost	76	77	227	235
Expected return on plan assets	(100)	(104)	(301)	(306)
Amortization of prior service cost	1	2	3	7
Amortization of actuarial loss (gain)	43	43	130	132
Net periodic benefit cost	79	72	238	231

Other postretirement benefits:
Current service cost	5	4	13	12
Interest cost	5	6	16	18
Amortization of actuarial loss (gain)	2	2	5	6
Net periodic benefit cost	12	12	34	36

IMPERIAL OIL LIMITED

7.	Financing and additional notes and loans payable information

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Debt-related interest	36	24	98	73
Capitalized interest	(6)	(7)	(19)	(29)
Net interest expense	30	17	79	44
Other interest	-	1	-	5
Total financing	30	18	79	49

8.	Long-term debt

	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2018	2017
Long-term debt	4,447	4,447
Capital leases	539	558
Total long-term debt	4,986	5,005

9.	Other long-term obligations

	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2018	2017
Employee retirement benefits (a)	1,466	1,529
Asset retirement obligations and other environmental liabilities (b)	1,473	1,460
Share-based incentive compensation liabilities	131	99
Other obligations (c)	264	692
Total other long-term obligations	3,334	3,780
(a)	Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2017 - $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $101 million in current liabilities (2017 - $101 million).
(c)	Included carbon emission program obligations. Carbon emission program credits are recorded under other assets, including intangibles, net.

On July 3, 2018, the Government of Ontario revoked its carbon emission cap and trade regulation, prohibiting all trading of emissions allowances. On July 25, 2018, the Government of Ontario introduced legislation proposing to repeal Ontario’s cap and trade legislation and providing the framework for the wind down of the cap and trade program. In light of these announcements and the anticipated legislative process, the company recorded a non-cash impairment charge of $46 million, before tax, associated with the company’s net carbon emission program credits (obligation) as at September 30, 2018.

IMPERIAL OIL LIMITED

10.	Common shares

	As of	As of
	Sept 30	Dec 31
thousands of shares	2018	2017
Authorized	1,100,000	1,100,000
Common shares outstanding	792,703	831,242

The current 12-month normal course issuer bid program came into effect June 27, 2018, under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 40,391,196 common shares (5 percent of the total shares on June 13, 2018) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of	Millions of
	shares	dollars
Balance as at December 31, 2016	847,599	1,566
Issued under employee share-based awards	2	-
Purchases at stated value	(16,359)	(30)
Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	-	-
Purchases at stated value	(38,539)	(71)
Balance as at September 30, 2018	792,703	1,465

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

			Nine Months
	Third Quarter		to September 30
	2018	2017	2018	2017
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	749	371	1,461	627
Weighted average number of common shares outstanding (millions of shares)	797.6	841.8	814.2	845.5
Net income (loss) per common share (dollars)	0.94	0.44	1.79	0.74

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	749	371	1,461	627
Weighted average number of common shares outstanding (millions of shares)	797.6	841.8	814.2	845.5
Effect of employee share-based awards (millions of shares)	2.9	3.1	2.7	2.9
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	800.5	844.9	816.9	848.4
Net income (loss) per common share (dollars)	0.94	0.44	1.79	0.74

Dividends per common share - declared (dollars)	0.19	0.16	0.54	0.47

IMPERIAL OIL LIMITED

11.	Earnings reinvested

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Earnings reinvested at beginning of period	24,049	25,224	24,714	25,352
Net income (loss) for the period	749	371	1,461	627
Share purchases in excess of stated value	(400)	(237)	(1,490)	(358)
Dividends declared	(151)	(134)	(438)	(397)
Earnings reinvested at end of period	24,247	25,224	24,247	25,224

12.	Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2018	2017
Balance at January 1	(1,815)	(1,897)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(19)	41
Amounts reclassified from accumulated other comprehensive income	101	106
Balance at September 30	(1,733)	(1,750)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(46)	(47)	(138)	(145)

(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 6).

Income tax expense (credit) for components of other comprehensive income (loss):

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2018	2017	2018	2017
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	(7)	16
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	12	13	37	39
Total	12	13	30	55

13.	Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. Imperial expects to use the transition method that applies the new lease standard at January 1, 2019 and recognizes any cumulative effect adjustment to the opening balance of the 2019 retained earnings. The company acquired lease accounting software to facilitate implementation, and is currently configuring and testing the software. Based on leases outstanding at the end of 2017, the company estimates the operating lease right of use asset and lease liability would have been in the range of $200 million to $250 million at that time. The effect on Imperial’s consolidated balance sheet as a result of implementing the standard on January 1, 2019 could differ considerably depending on operating leases commenced in 2018, as well as interest rates and other factors such as the expiry or renewal of leases during the year.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

Third quarter 2018 vs. third quarter 2017

The company’s net income for the third quarter of 2018 was $749 million or $0.94 per share on a diluted basis, an increase of $378 million compared to the net income of $371 million or $0.44 per share, for the same period 2017. Third quarter results for 2018 include a non-cash impairment charge of $33 million ($0.04 per share) associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation.

Upstream net income was $222 million in the third quarter, up $160 million from the same period of 2017. Improved results reflect the impact of higher Canadian crude oil realizations of about $320 million and higher Kearl volumes of $120 million, partially offset by lower Syncrude volumes of about $150 million and higher operating expenses of about $70 million.

West Texas Intermediate (WTI) averaged US$69.43 per barrel in the third quarter of 2018, up from US$48.23 per barrel in the same quarter of 2017. Western Canada Select (WCS) averaged US$47.49 per barrel and US$38.29 per barrel respectively for the same periods. The WTI / WCS differential widened to approximately US$22 per barrel in the third quarter of 2018, from around US$10 per barrel in the same period of 2017.

The Canadian dollar averaged US$0.76 in the third quarter of 2018, a decrease of US$0.04 from the third quarter of 2017.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in exchange rates and transportation costs. Bitumen realizations averaged $50.42 per barrel for the third quarter of 2018, an increase of $11.40 per barrel versus the third quarter of 2017. Synthetic crude realizations averaged $89.70 per barrel, an increase of $28.56 per barrel for the same period of 2017.

Gross production of Cold Lake bitumen averaged 150,000 barrels per day in the third quarter, compared to 163,000 barrels per day in the same period last year. Lower volumes were primarily due to production timing associated with steam management.

Gross production of Kearl bitumen averaged 244,000 barrels per day in the third quarter (173,000 barrels Imperial’s share), up from 182,000 barrels per day (129,000 barrels Imperial’s share) during the third quarter of 2017. Higher production was mainly the result of improved operational reliability associated with ore preparation, enhanced piping durability and feed management, partially offset by planned turnaround activity.

The company’s share of gross production from Syncrude averaged 45,000 barrels per day, compared to 74,000 barrels per day in the third quarter of 2017. Lower production was due to a site-wide power disruption that occurred on June 20, 2018, resulting in a complete shutdown of all processing units. Production was progressively restored throughout the quarter and all cokers were back on-line by mid-September.

Downstream net income was $502 million in the third quarter, up $210 million from the third quarter of 2017. Earnings increased mainly due to stronger margins of about $220 million, partially offset by a non-cash impairment charge of $33 million associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation.

Refinery throughput averaged 388,000 barrels per day, up from 385,000 barrels per day in the third quarter of 2017. Capacity utilization increased to 92 percent from 91 percent in the third quarter of 2017.

IMPERIAL OIL LIMITED

Petroleum product sales were 516,000 barrels per day, up from 500,000 barrels per day in the third quarter of 2017. Sales growth continues to be driven by optimization across the full downstream value chain, and the expansion of Imperial’s logistic capabilities.

Chemical net income was $69 million in the third quarter, up $17 million from the same quarter of 2017, reflecting strong polyethylene pricing and advantaged feedstocks.

Corporate and other expenses were $44 million in the third quarter, compared to $35 million in the same period of 2017. As part of the implementation of the Financial Accounting Standards Board’s update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

IMPERIAL OIL LIMITED

Nine months 2018 vs. nine months 2017

Net income in the first nine months of 2018 was $1,461 million, or $1.79 per share on a diluted basis, an increase of $834 million compared to a net income of $627 million or $0.74 per share in the first nine months of 2017.

Upstream net income was $172 million in the first nine months of 2018, an increase of $397 million compared to a net loss of $225 million from the same period of 2017. Improved results reflect the impact of higher Canadian crude oil realizations of about $670 million and higher Kearl volumes of about $120 million, partially offset by the impact of lower Cold Lake and Syncrude volumes of about $170 million, higher operating costs of about $120 million and higher royalties of about $60 million.

West Texas Intermediate averaged US$66.77 per barrel in the first nine months of 2018, up from US$49.40 per barrel in the same period of 2017. Western Canada Select averaged US$44.98 per barrel and US$37.57 per barrel respectively for the same periods. The WTI / WCS differential widened to approximately US$22 per barrel in the first nine months of 2018, from around US$12 per barrel in the same period of 2017.

The Canadian dollar averaged US$0.78 in the first nine months of 2018, an increase of about US$0.01 from the same period of 2017.

Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $45.04 per barrel for the first nine months of 2018, an increase of $7.22 per barrel versus 2017. Synthetic crude realizations averaged $83.66 per barrel, an increase of $19.29 per barrel from the same period of 2017.

Gross production of Cold Lake bitumen averaged 145,000 barrels per day in the first nine months of 2018, compared to 161,000 barrels per day from the same period of 2017. Lower volumes were primarily due to planned maintenance and production timing associated with steam management.

Gross production of Kearl bitumen averaged 202,000 barrels per day in the first nine months of 2018 (144,000 barrels Imperial’s share) up from 179,000 barrels per day (127,000 barrels Imperial’s share) from the same period of 2017. Increased 2018 production reflects improved operational reliability associated with ore preparation, enhanced piping durability and feed management.

During the first nine months of 2018, the company’s share of gross production from Syncrude averaged 53,000 barrels per day, compared to 56,000 barrels per day from the same period of 2017. Syncrude year-to-date production was impacted by a site-wide power disruption that occurred on June 20 resulting in a complete shutdown of all processing units. Production was progressively restored throughout the third quarter 2018 and all cokers were back on-line by mid-September. Production in 2017 was impacted by repairs associated with the Syncrude Mildred Lake upgrader fire.

Downstream net income was $1,224 million, an increase of $474 million versus the prior year. Higher earnings primarily reflect stronger margins of about $910 million, partially offset by the impact of increased planned turnaround activity and reliability events of about $190 million, the absence of the $151 million gain on the sale of a surplus property in 2017, and a non-cash impairment charge of $33 million associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation.

Refinery throughput averaged 386,000 barrels per day in the first nine months of 2018, up from 381,000 barrels per day from the same period of 2017. Capacity utilization increased to 91 percent from 90 percent in the same period of 2017.

Petroleum product sales were 503,000 barrels per day in the first nine months of 2018, up from 492,000 barrels per day from the same period of 2017. Sales growth continues to be driven by optimization across the full downstream value chain, and the expansion of Imperial’s logistics capabilities.

IMPERIAL OIL LIMITED

Chemical net income was $220 million, an increase of $59 million versus the prior year, reflecting higher margins and volumes.

Corporate and other expenses were $155 million for the first nine months of 2018, compared to $59 million in the same period of 2017. Beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $1,207 million in the third quarter, up from $837 million from the corresponding period in 2017, reflecting higher earnings.

Investing activities used net cash of $352 million in the third quarter, compared with $234 million used in the same period of 2017, reflecting higher additions to property, plant and equipment.

Cash used in financing activities was $580 million in the third quarter, compared with $393 million used in the third quarter of 2017. Dividends paid in the third quarter of 2018 were $155 million. The per share dividend paid in the third quarter was $0.19, up from $0.16 in the same period of 2017. During the third quarter, the company, under its share purchase program, purchased about 10 million shares for approximately $418 million, including shares purchased from Exxon Mobil Corporation.

The company’s cash balance was $1,148 million at September 30, 2018, versus $833 million at the end of third quarter 2017.

Cash flow generated from operating activities was $3,051 million in the first nine months of 2018, up from $1,683 million from the same period of 2017, primarily reflecting higher earnings.

Investing activities used net cash of $1,096 million in the first nine months of 2018, compared with $454 million used in the same period of 2017, reflecting higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash used in financing activities was $2,002 million in the first nine months of 2018, compared with $787 million used in the same period of 2017. Dividends paid in the first nine months of 2018 were $421 million. The per share dividend paid in the first nine months of 2018 was $0.51, up from $0.46 from the same period of 2017. During the first nine months of 2018, the company, under its share purchase program, purchased about 38.5 million shares for approximately $1,561 million, including shares purchased from Exxon Mobil Corporation.

Recently issued accounting standards

Effective January 1, 2019, Imperial will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. Imperial expects to use the transition method that applies the new lease standard at January 1, 2019 and recognizes any cumulative effect adjustment to the opening balance of the 2019 retained earnings. The company acquired lease accounting software to facilitate implementation, and is currently configuring and testing the software. Based on leases outstanding at the end of 2017, the company estimates the operating lease right of use asset and lease liability would have been in the range of $200 million to $250 million at that time. The effect on Imperial’s consolidated balance sheet as a result of implementing the standard on January 1, 2019 could differ considerably depending on operating leases commenced in 2018, as well as interest rates and other factors such as the expiry or renewal of leases during the year.

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

IMPERIAL OIL LIMITED

Item 3.   Quantitative and qualitative disclosures about market risk

Information about market risks for the nine months ended September 30, 2018, does not differ materially from that discussed on page 24 of the company’s annual report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended June 30, 2018.

Item 4.   Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 2.   Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 2018
(July 1 - July 31)	3,379,344	43.72	3,379,344	36,529,089
August 2018
(August 1 - August 31)	3,540,254	41.69	3,540,254	32,988,835
September 2018
(September 1 - September 30)	3,057,493	40.09	3,057,493	29,931,342	(b)
(a)

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

Imperial Oil Limited
(Registrant)

Date: November 6, 2018	/s/ Daniel E. Lyons ------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer)

Date: November 6, 2018	/s/ Cathryn Walker ------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary