Form 10-K
period 2018-12-31
IMPERIAL OIL LTD
filed 2019-02-27
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission file number: 0-12014
IMPERIAL OIL LIMITED (Exact name of registrant as specified in its charter)

CANADA (State or other jurisdiction of incorporation or organization)	98-0017682 (I.R.S. Employer Identification No.)
505 QUARRY PARK BOULEVARD S.E., CALGARY, AB, CANADA (Address of principal executive offices)	T2C 5N1 (Postal Code)

Registrant’s telephone number, including area code: 1-800-567-3776 Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes✓  No......

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

As of the last business day of the 2018 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $10,663,467,561 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.

The number of common shares outstanding, as of February 13, 2019, was 777,576,359.

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

dollars	2018	2017	2016	2015	2014
Rate at end of period	0.7329	0.7989	0.7448	0.7226	0.8620
Average rate during period	0.7693	0.7714	0.7559	0.7748	0.9023
High	0.8143	0.8243	0.7972	0.8529	0.9423
Low	0.7326	0.7275	0.6853	0.7148	0.8588

On February 13, 2019, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.7563 U.S. = $1.00 Canadian.

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Disclosure related to estimates, development, timing and recovery of reserves; the improvement of recovery through experimental operations; the timing, cost, efficiency and production of the Aspen and Cold Lake expansion projects; activities with respect to Beaufort Sea licences; Kearl production outlook and growth activities; downstream feedstock mix and logistics; anticipated capital and operating expenditures, including with respect to environmental protection; participation in future investments; anticipated share purchases; the company’s long-term business outlook including demand, supply and energy mix; segment growth, competitive strategies and benefits from integration; product sales growth through optimization and expansion; earnings sensitivities; and capital structure and financial strength as a competitive advantage and risk mitigation constitute forward-looking statements.

Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix; project plans, dates, costs, capacities and execution; production life and resource recoveries; cost savings; product sales; applicable laws and government policies, including taxation and climate change; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products and resulting price and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy, applicable royalty rates and tax laws; the receipt, in a timely manner, of regulatory and third-party approvals; third party opposition to operations and projects; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; currency exchange rates; availability and allocation of capital; availability and performance of third party service providers; unanticipated operational disruptions; management effectiveness; commercial negotiations; project management and schedules; response to technological developments; operational hazards and risks; cybersecurity incidents; disaster response preparedness; the ability to develop or acquire additional reserves; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of this annual report on Form 10-K.

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

Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the “CBCA”) by certificate of continuance dated April 24, 1978. The head and principal office of the company is located at 505 Quarry Park Boulevard S.E., Calgary, Alberta, Canada T2C 5N1. Exxon Mobil Corporation (“ExxonMobil”) owns approximately 69.6 percent of the outstanding shares of the company. In this report, unless the context otherwise indicates, reference to the “company” or “Imperial” includes Imperial Oil Limited and its subsidiaries, and reference to ExxonMobil includes Exxon Mobil Corporation and its affiliates, as appropriate.

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

Financial information about segments and geographic areas for the company is contained in the “Financial section” of this report under note 3 to the consolidated financial statements: “Business segments”.

Upstream

Disclosure of reserves

Summary of oil and gas reserves at year-end

The table below summarizes the net proved reserves for the company, as at December 31, 2018, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the “Financial section”, starting on page 34 of this report.

All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2018 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	24	273	466	2,861	3,396
Undeveloped	38	366	-	305	404
Total net proved	62	639	466	3,166	3,800
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, and detailed analysis of well information such as flow rates and reservoir pressures. Furthermore, the company only records proved reserves for projects which have received significant funding commitments by management made toward the development of the reserves. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework and significant changes in long-term oil and gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the company’s capital spending and also impact its partners’ capacity to fund their share of joint projects. The company’s operating decisions and its outlook for future production volumes are not impacted by proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.

As a result of improved prices during 2018, under the SEC definition of proved reserves, an additional 2.3 billion barrels of bitumen at Kearl qualified as proved reserves at year-end 2018.

Technologies used in establishing proved reserves estimates

Imperial’s proved reserves in 2018 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

Preparation of reserves estimates

Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with the U.S. Securities and Exchange Commission rules and regulations, review of annual changes in reserves estimates and the reporting of Imperial’s proved reserves. This group also maintains the official reserves estimates for Imperial’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.

The reserves management group maintains a central database containing the company’s official reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations and analysis of well and field performance, and a rigorous peer review. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.

The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has over 20 years of petroleum industry experience, including 14 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 40 persons with an average of 13 years of relevant technical experience in evaluating reserves, of whom 20 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 17 persons with an average of 13 years of relevant experience in evaluating and managing the evaluation of reserves.

Proved undeveloped reserves

As at December 31, 2018, approximately 11 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 404 million oil-equivalent barrels. Proved undeveloped reserves are associated with Cold Lake and the Montney and Duvernay unconventional assets. This compared to 450 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2017. The decrease of 46 million oil-equivalent barrels of proved undeveloped reserves includes 63 million oil-equivalent barrels at Cold Lake and conventional assets, partially offset by an increase of 17 million oil-equivalent barrels at the Montney and Duvernay unconventional assets. Conversion of proved undeveloped reserves into proved developed was 22 million oil-equivalent barrels in 2018, associated with conventional, and Montney and Duvernay unconventional assets.

Proved undeveloped reserves that have remained undeveloped for five years or more represent about 71 percent (285 million oil-equivalent barrels) of proved undeveloped reserves and are associated with ongoing drilling programs at Montney and Duvernay unconventional assets and at Cold Lake. These undeveloped reserves are planned to be developed in a staged approach to align with operational capacity and efficient capital spending commitment over the life of the assets. The company is reasonably certain that these proved reserves will be produced; however the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework and significant changes in long-term oil and gas price levels.

One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $391 million during the year to progress the development of proved undeveloped reserves in its Montney and Duvernay unconventional assets and at Cold Lake. These investments represented about 40 percent of the $991 million in total reported Upstream capital and exploration expenditures.

Oil and gas production, production prices and production costs

Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 38 of this report for a narrative discussion on the material changes.

Average daily production of oil

The company’s average daily oil production by final products sold during the three years ended December 31, 2018 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2018	2017	2016
Bitumen:
Cold Lake:	- gross (b)	147	162	161
	- net (c)	120	132	138
Kearl:	- gross (b)	146	126	120
	- net (c)	135	123	118
Total bitumen:	- gross (b)	293	288	281
	- net (c)	255	255	256
Synthetic oil (d):	- gross (b)	62	62	68
	- net (c)	60	57	67
Liquids (e):	- gross (b)	6	5	15
	- net (c)	7	4	13
Total:	- gross (b)	361	355	364
	- net (c)	322	316	336
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.
(e)	Liquids include crude oil, condensate and NGLs.

Average daily production and production available for sale of natural gas

The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2018 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 38 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2018	2017	2016
Gross production (b) (c)	129	120	129
Net production (c) (d) (e)	126	114	122
Net production available for sale (f)	94	80	87
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(d)	Net production is gross production less the mineral owners’ or governments’ share or both.
(e)	Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily oil-equivalent basis production

The company’s total average daily production expressed in an oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2018	2017	2016
Total production oil-equivalent basis:
- gross (b)	383	375	386
- net (c)	343	335	356
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price

The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2018 were as follows.

Canadian dollars per barrel	2018	2017	2016
Bitumen	37.56	39.13	26.52
Synthetic oil	70.66	67.58	57.12
Liquids (a)	40.20	38.49	28.01
Canadian dollars per thousand cubic feet
Natural gas	2.43	2.58	2.41
(a)	Liquids include crude oil, condensate and NGLs.

In 2018, Imperial’s average Canadian dollar realizations for bitumen declined generally in line with Western Canada Select, adjusted for changes in the exchange rate and transportation costs. The company’s average Canadian dollar realizations for synthetic crude increased, however the widening of the western Canadian light crude differential relative to West Texas Intermediate during the fourth quarter of 2018 negatively impacted synthetic crude realizations.

In 2017, Imperial’s average Canadian dollar realizations for bitumen and synthetic crudes increased generally in line with the North American benchmarks, adjusted for changes in the exchange rate and transportation costs.

Average unit production costs

Canadian dollars per barrel	2018	2017	2016
Bitumen	29.39	26.81	24.24
Synthetic oil	60.34	58.96	46.24
Total oil-equivalent basis (a)	35.28	32.96	28.52
(a)	Includes liquids, bitumen, synthetic oil and natural gas.

In 2018, bitumen unit production costs were higher, primarily driven by Kearl costs associated with improving reliability, partly offset by the impact of higher production.

In 2018, synthetic oil unit production costs were higher, primarily driven by higher maintenance costs, including impacts of the June 20 site-wide power disruption.

In 2017, synthetic oil unit production costs were higher, primarily driven by impacts of the fire at the Syncrude Mildred Lake upgrader.

Drilling and other exploratory and development activities

The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.

Wells drilled

The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2018.

wells	2018	2017	2016
Net productive exploratory	-	-	-
Net dry exploratory	-	-	-
Net productive development	19	5	6
Net dry development	1	-	-
Total	20	5	6

In 2018, wells drilled to add productive capacity include 10 development wells at Cold Lake and 9 wells associated with the Montney and Duvernay unconventional assets.

In 2017 and 2016, wells were drilled to add productive capacity, associated primarily with the Montney and Duvernay unconventional assets.

Wells drilling

At December 31, 2018, the company was participating in the drilling of the following exploratory and development wells, located primarily within the Montney and Duvernay unconventional assets. All wells were located in Canada.

	2018
wells	Gross	Net
Total	24	11

Exploratory and development activities regarding oil and gas resources

Cold Lake

To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. Additional wells were drilled on existing phases in 2018.

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

In October 2018, regulatory approval for the Aspen in-situ project was received from the Alberta Energy Regulator. The first phase of the project was approved by the company’s board and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018.

In March 2016, Imperial filed a regulatory application for the Cold Lake expansion project to develop the Grand Rapids interval using SA-SAGD technology. The project is proposed to produce 50,000 barrels per day, before royalties. In August 2018, regulatory approval for the Cold Lake expansion project was received from the Alberta Energy Regulator. The regulatory approval is currently being reviewed. No final investment decisions have been made at this time.

Work continues on technical evaluations to support potential Corner, Clyden and Chard in-situ development regulatory applications.

The company also has interests in other oil sands leases in the Athabasca and Peace River areas of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.

Montney and Duvernay

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

In December 2016, the Federal Government of Canada declared Arctic waters off limits to new offshore oil and gas licences for five years subject to review at the end of that period. Existing licences will not be impacted. The Federal Government continues to consult with existing leaseholders. Current activities continue to focus on community consultation and progressing legislative changes to extend the life of existing licences. The company continues to evaluate the licences.

Liquefied natural gas (LNG) activity

WCC LNG Ltd., jointly owned by the company (20 percent) and ExxonMobil Canada Ltd. (80 percent), was granted an export licence in 2013 for up to 30 million tonnes of LNG per year for a period of 25 years. In 2016, the licence period was extended to 40 years. In December, 2018, after careful review, Imperial and ExxonMobil Canada Ltd. withdrew the WCC LNG project from the British Columbia environmental assessment process.

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

During 2018, net production at Cold Lake was about 120,000 barrels per day and gross production was about 147,000 barrels per day.

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

During 2018, the company’s share of Kearl’s net bitumen production was about 135,000 barrels per day and gross production was about 146,000 barrels per day. Increased 2018 production reflects improved operational reliability associated with ore preparation, enhanced piping durability and feed management.

Imperial continues to progress work to increase Kearl annual average production to 240,000 barrels of bitumen per day (Imperial’s gross share would be about 170,000 barrels of bitumen per day), through planned investment including supplemental crushing capacity and flow distribution interconnects to enhance reliability, increase redundancy and reduce downtime. The work is expected to be complete by year-end 2019.

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

In 2018, the company’s share of Syncrude’s net production of synthetic crude oil was about 60,000 barrels per day and gross production was about 62,000 barrels per day.

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

Oil and gas properties, wells, operations and acreage

Production wells

The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2018 and December 31, 2017, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year ended December 31, 2018				Year ended December 31, 2017
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,760	4,655	3,459	1,164	4,603	4,494	3,460	1,160
(a)	Gross wells are wells in which the company owns a working interest.
(b)	Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.
(c)

Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2018, the company had an interest in 16 gross wells with multiple completions (2017 - 17 gross wells).

Land holdings

At December 31, 2018 and December 31, 2017, the company held the following oil and gas rights, and bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2018	2017	2018	2017	2018	2017

Western provinces (a):
Liquids and gas	- gross (b)	1,497	1,492	807	825	2,304	2,317
	- net (c)	721	718	446	455	1,167	1,173
Bitumen	- gross (b)	197	197	595	674	792	871
	- net (c)	182	182	292	319	474	501
Synthetic oil	- gross (b)	118	118	136	136	254	254
	- net (c)	29	29	34	34	63	63
Canada lands (d):
Liquids and gas	- gross (b)	4	4	1,831	1,831	1,835	1,835
	- net (c)	2	2	498	498	500	500
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	286	288	351	353
	- net (c)	6	6	45	46	51	52

Total (e):	- gross (b)	1,881	1,876	3,655	3,754	5,536	5,630
	- net (c)	940	937	1,315	1,352	2,255	2,289

(a)	Western provinces include British Columbia, Alberta and Saskatchewan.

(b)	Gross acres include the interests of others.

(c)	Net acres exclude the interests of others.

(d)	Canada lands include the Arctic Islands, Beaufort Sea / Mackenzie Delta, and other Northwest Territories, Nunavut and Yukon regions.

(e)

Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces

The company’s bitumen leases include about 194,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 69,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totaling about 177,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area, about 34,000 net acres of oil sands leases in the Aspen area, about 30,000 net acres of oil sands leases in the Corner area and about 18,000 net acres in the Chard area. These 177,000 net acres are suitable for in-situ recovery techniques.

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

The company holds interests in an additional 1,167,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas.

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

Transportation

Imperial currently transports the company’s crude oil production and third party crude oil required to supply refineries by contracted pipelines, common carrier pipelines and rail. To mitigate uncertainty associated with the timing of industry pipeline projects and pipeline capacity constraints, the company has developed rail infrastructure. The Edmonton rail terminal has total capacity to ship up to 210,000 barrels per day of crude oil.

Refining

The company owns and operates three refineries, which process predominantly Canadian crude oil. In 2017, Imperial decided to discontinue manufacturing base stocks, associated waxes and finished lubricants at its Strathcona Refinery lube complex and lube oil blend plant. Operations continued at the blend plant until mid-2018. In addition to crude oil, the company purchases finished products to supplement its refinery production.

The approximate average daily volumes of refinery throughput during the three years ended December 31, 2018, and the daily rated capacities of the refineries as at December 31, 2018, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2018	2017	2016	2018
Strathcona, Alberta	173	185	168	191
Sarnia, Ontario	109	103	108	119
Nanticoke, Ontario	110	95	86	113
Total	392	383	362	423
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.

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

Refinery throughput averaged 392,000 barrels per day in 2018, up from 383,000 barrels per day in 2017. Capacity utilization increased to 93 percent from 91 percent in 2017.

Refinery throughput averaged 383,000 barrels per day in 2017, up from 362,000 barrels per day in 2016. Capacity utilization increased to 91 percent from 86 percent in 2016, reflecting reduced turnaround maintenance activity.

Distribution

The company maintains a nationwide distribution system, to move petroleum products to market by pipeline, tanker, rail and road transport. The company owns and operates natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing

The company markets petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.

Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2018, there were about 2,200 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards. The Mobil fuels brand was launched in Canada in 2017 with the conversion of more than 200 existing unbranded third party sites completed by the end of 2018.

Imperial also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.

The approximate daily volumes of net petroleum products (excluding purchases / sales contracts with the same counterparty) sold during the three years ended December 31, 2018, are set out in the following table.

thousands of barrels per day	2018	2017	2016
Gasolines	255	257	261
Heating, diesel and jet fuels	183	177	170
Heavy fuel oils (a)	26	18	16
Lube oils and other products	40	40	37
Net petroleum product sales (a)	504	492	484
(a)

In 2018 and 2017, carbon black product sales are reported under Net petroleum product sales – Heavy fuel oils; in 2016, they were reported under Total petrochemical sales – Polymers and basic chemicals.

In 2018, sales growth continued to be driven by optimization across the full downstream value chain, and the expansion of Imperial’s logistic capabilities.

Chemical

The company’s Chemical operations manufacture and market benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.

The company’s total petrochemical sales volumes during the three years ended December 31, 2018, were as follows.

thousands of tonnes	2018	2017	2016
Total petrochemical sales (a)	807	774	908
(a)

In 2018 and 2017, carbon black product sales are reported under Net petroleum product sales – Heavy fuel oils; in 2016, they were reported under Total petrochemical sales – Polymers and basic chemicals.

In 2018, sales volumes were higher primarily due to higher production in polymers and basic chemicals, driven by stronger reliability.

Lower sales volumes in 2017 were primarily due to the reclassification of carbon black product sales.

Environmental protection

The company regards protecting the environment in connection with its various operations as a priority. The company works in cooperation with government agencies, industry associations and communities to address existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $4.8 billion on environmental protection and facilities. In 2018, the company’s environmental capital and operating expenditures totalled approximately $0.6 billion, which was spent primarily on activities to protect the air, land and water, including remediation projects. Capital and operating expenditures relating to environmental protection are expected to be about $0.7 billion in 2019.

Human resources

career employees (a)	2018	2017	2016
Total	5,700	5,400	5,600
(a)

Rounded. Career employees are defined as active executive, management, professional, technical, administrative and wage employees who work full time or part time for the company and are covered by the company’s benefit plans.

About 6 percent of the company’s employees are members of unions.

Competition

The Canadian energy and petrochemical industries are highly competitive. Competition exists in the search for and development of new sources of supply, the construction and operation of crude oil, natural gas and refined products pipelines and facilities and the refining, distribution and marketing of petroleum products and chemicals. The energy and petrochemical industries also compete with other industries in supplying the energy, fuel and chemical needs of both industrial and individual consumers.

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

Additionally, in December 2018, the Government of Alberta introduced temporary mandatory production curtailment regulations, which took effect on January 1, 2019. These regulations impose production limits on large producers in Alberta. The duration and impact of these regulations is uncertain.

Exports

Export contracts of more than one year for light crude oil and petroleum products and two years for heavy crude oil (including bitumen) require the prior approval of the National Energy Board (NEB) and the Government of Canada. Export contracts of less than one year for light crude oil and petroleum products and two years for heavy crude oil (including bitumen) require an order from the NEB.

Natural gas

Production

The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2018 gas production rates.

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

Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Cold Lake, Syncrude and Kearl, see “Upstream” section entitled “Present activities” under Item 1 on page 11.

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

The company online

The company’s website www.imperialoil.ca contains a variety of corporate and investor information which is available free of charge, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports, as well as required interactive data filings. These reports are made available as soon as reasonably practicable after they are filed or furnished to the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, interactive data files, and other information regarding issuers that are submitted and posted electronically with the SEC.

Item 1A.	Risk factors

Imperial’s financial and operating results are subject to a variety of risks inherent in oil, gas and petrochemical businesses. Many of these risk factors are not within Imperial’s control and could adversely affect Imperial’s business, financial and operating results, or financial position. These risk factors include:

Volatility of commodity prices

The company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Commodity prices have been volatile, and the company expects that volatility to continue. Any material decline in crude oil prices could have a material adverse effect on Imperial’s Upstream operations, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on Imperial’s Downstream margins, depending on the market conditions for refined products.

Demand related factors which could impact Imperial’s results include economic conditions, where periods of low or negative economic growth will typically have an adverse impact on results; technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for our products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of alternative energy sources; new product quality regulations; technological changes or consumer preferences that affect the market for petroleum products, such as technological advances in energy storage that make wind and solar more competitive for power generation or increased consumer demand for alternative fueled or electric vehicles; and broad-based changes in personal income levels.

Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tend to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. World oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries or others to Organization of the Petroleum Exporting Countries (OPEC) production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected pipeline or rail constraints that may disrupt supplies. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.

A significant portion of the company’s production is bitumen, which is blended with diluent to create a marketable heavy crude oil. The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. In Alberta, increased differentials between western Canadian crude oil and WTI in the second half of 2018 led the Government of Alberta to introduce temporary mandatory production curtailment regulations, which took effect on January 1, 2019. Future crude price differentials are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Government and political factors

Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, third party opposition to company or infrastructure projects, and duration of regulatory reviews could impact Imperial’s existing operations and planned projects. For example, increases in taxes or government royalty rates (including retroactive claims), changes in trade policies and agreements, changes in environmental regulations, assessment processes or other laws that increase the cost of compliance or reduce or delay available business opportunities, increasing and expanding stakeholder consultation (including Indigenous stakeholders), the adoption of regulations mandating efficiency standards, and the use of alternative fuels or uncompetitive fuel components could affect the company’s operations. Additionally, in December 2018 the Government of Alberta introduced temporary mandatory production curtailment regulations, which took effect on January 1, 2019. These regulations impose production limits on large producers in Alberta. The duration and impact of these regulations is uncertain, and could have an adverse effect on the company’s business. Imperial is actively evaluating the impact on the company. Government intervention in free markets may introduce unintended consequences such as market volatility and uncertainty, misallocation of resources, free trade risk and erosion of investor confidence.

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

Climate change and greenhouse gas restrictions

Due to concern over the risks of climate change, a number of provinces and the Government of Canada have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of carbon emissions pricing, cap and trade regimes, carbon taxes, emissions limits, increased efficiency standards, low carbon fuel standards and incentives or mandates for renewable energy. Such policies could make Imperial’s products more expensive and less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current and pending greenhouse gas regulations or policies may also increase compliance and abatement costs, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the market place and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products.

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

Operational efficiency

An important component of Imperial’s competitive performance, especially given the commodity based nature of Imperial’s business, is the ability to operate efficiently, including the company’s ability to manage expenses and improve production yields on an ongoing basis. This requires continuous management focus, including technological improvements, cost control, productivity enhancements and regular reappraisal of the company’s asset portfolio. The company’s operations and results also depend on key personnel and subject matter expertise, the recruitment, development and retention of high caliber employees, and the availability of skilled labour.

Research and development and technical change

Imperial relies upon the research and development organizations of the company and ExxonMobil, with whom the company conducts shared research. To maintain the company’s competitive position, especially in light of the technological nature of Imperial’s business and the need for continuous efficiency improvement, research and development organizations must be successful and able to adapt to a changing market and policy environment, including developing technologies to help reduce greenhouse gas emissions. To remain competitive, the company must also continuously adapt and capture the benefits of new technologies including growing the company’s capabilities to utilize digital data technologies to gain new business insights.

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

Cybersecurity

Imperial is regularly subject to attempted cybersecurity disruptions from a variety of threat actors, including state-sponsored actors. Imperial’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions; non-technological measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including testing of employee awareness via mock threats; and an emphasis on resiliency including business response and recovery evaluated through ongoing workshops and exercises directed to mitigating the effects of potential cybersecurity disruptions. If the measures we are taking to protect against cybersecurity disruptions prove to be insufficient, the company, customers, employees or third parties could be adversely affected. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third party information being compromised; or otherwise disrupt business operations. Imperial could incur significant costs to remedy the effects of such a cybersecurity disruption, in addition to costs in connection with resulting regulatory actions, litigation or reputational harm.

Preparedness

The company’s operations may be disrupted by severe weather events, natural disasters, human error, and similar events. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its rigorous disaster preparedness and response planning, as well as business continuity planning.

Reputation

Imperial’s reputation is an important corporate asset. An operating incident, significant cybersecurity disruption or other adverse events, such as those described in Item 1A, may have a negative impact on Imperial’s reputation, which in turn could make it more difficult for Imperial to compete successfully for new opportunities, obtain necessary regulatory approvals, or could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole.

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

Estimates of economically recoverable oil and natural gas reserves and future net cash flows involve many uncertainties, including factors beyond the company’s control. Key factors with uncertainty include: geological and engineering estimates; the assumed effects of regulation or changes to regulation by government agencies including royalty frameworks and environmental regulations; future commodity prices; and operating costs. Actual production, revenues, taxes, development costs, abandonment costs, and operating expenditures with respect to reserves will likely vary from such estimates, and such variances could be material.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Reference is made to Item 1 above.

Item 3.	Legal proceedings

On December 18, 2018, Imperial entered a guilty plea in the Ontario Court of Justice for committing the offence of discharging or causing or permitting the discharge of wastewater with a low pH from Imperial’s refinery in Sarnia, Ontario into the St. Clair River on April 19, 2016, which may impair the quality of the water contrary to section 30(1) of the Ontario Water Resources Act, R.S.O. 1990, c. O.40. Imperial is required to pay a fine of $325,000 plus a 25 percent victim fine surcharge, for a total of $406,250.

Item 4.	Mine safety disclosures

Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market information

The company’s common shares are listed and trade on the Toronto Stock Exchange in Canada, and have unlisted trading privileges and trade on the NYSE American LLC in the United States. The symbol for the company’s common shares on these exchanges is IMO.

As of February 13, 2019 there were 10,559 holders of record of common shares of the company.

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

Between October 1, 2018 and December 31, 2018, pursuant to the company’s restricted stock unit plan, 2,125 shares were issued to employees or former employees outside the U.S. in reliance on Regulation S under the Securities Act.

Securities authorized for issuance under equity compensation plans

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 97. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under the “Company executives and executive compensation”:

●	Entitled “Performance graph” within the “Compensation discussion and analysis” section on page 150 of this report; and

●	Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis”, on page 156 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

October 2018
(October 1 - October 31)	3,540,254	42.82	3,540,254	26,391,088
November 2018
(November 1 - November 30)	3,862,113	41.01	3,862,113	22,528,975
December 2018
(December 1 - December 31)	2,737,760	36.36	2,737,760	19,791,215 (b)

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

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Selected financial data

millions of Canadian dollars	2018	2017	2016	2015	2014
Revenues	34,964	29,125	25,049	26,756	36,231
Net income (loss)	2,314	490	2,165	1,122	3,785
Total assets at year-end	41,456	41,601	41,654	43,170	40,830
Long-term debt at year-end	4,978	5,005	5,032	6,564	4,913
Total debt at year-end	5,180	5,207	5,234	8,516	6,891
Other long-term obligations at year-end	2,943	3,780	3,656	3,597	3,565
Canadian dollars
Net income (loss) per common share - basic	2.87	0.58	2.55	1.32	4.47
Net income (loss) per common share - diluted	2.86	0.58	2.55	1.32	4.45
Dividends per common share - declared	0.73	0.63	0.59	0.54	0.52

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the “Financial section”, starting on page 38 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the “Financial section”, starting on page 51 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the “Financial section” on page 34 of this report:

●

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 27, 2019 beginning with the section entitled “Report of independent registered public accounting firm” on page 59 and continuing through note 18, “Other comprehensive income (loss) information” on page 91;

●	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 92; and

●	“Quarterly financial data” on page 96.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Reference is made to page 58 of this report for “Management’s report on internal control over financial reporting” and page 59 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2018.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 97. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

The company currently has eight directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Nominees for director” on pages 98 to 101 of this report have been nominated for election at the annual meeting of shareholders to be held April 26, 2019. All of the nominees are directors and have been since the dates indicated. S.D. Whittaker is currently a director and is not standing for re-election in 2019 as she will reach the company’s mandatory retirement age for directors in 2019.

Reference is made to the section under “Nominees for director”:

●	“Director nominee tables”, on pages 98 to 101 of this report;

Reference is made to the sections under “Corporate governance disclosure”:

●	“Other public company directorships of our board members”, on page 109 of this report.

●	The table entitled “Audit committee” under “Board and committee structure”, on page 115 of this report;

●	“Ethical business conduct”, starting on page 127 of this report; and

●	“Largest shareholder”, on page 129 of this report.

Reference is made to the sections under “Company executives and executive compensation”:

●	“Named executive officers of the company” and “Other executive officers of the company”, on pages 131 to 133 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 97. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the sections under “Corporate governance disclosure”:

●	“Director compensation”, on pages 119 to 125 of this report; and

●	“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 126 of this report.

Reference is made to the following sections under “Company executives and executive compensation”:

●	“Letter to shareholders from the executive resources committee on executive compensation”, starting on page 134 of this report; and

●	“Compensation discussion and analysis”, on pages 136 to 158 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 97. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis” section, on page 156 of this report.

Reference is made to the section under “Corporate governance disclosure” entitled “Largest shareholder”, on page 129 of this report.

Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year-ended December 31, 2018 is described in the sections under “Nominees for director” starting on page 98, “Director compensation” starting on page 119 and “Company executives and executive compensation” starting on page 131. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares owned and restricted stock units held by each named executive officer, as of February 13, 2019.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
R.M. Kruger	-	545,800	1,741	118,500
D.E. Lyons	-	19,200	8,372	40,150
J.R. Whelan	-	44,000	28,065	23,200
T.B. Redburn	3,328	90,950	-	-
P.M. Dinnick	-	20,800	1,761	10,000
B.A. Babcock (c)	-	88,750	366	-
(a)

No common shares are beneficially owned by reason of exercisable options. None of these individuals owns more than 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation.

(b)	Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.
(c)	B.A. Babcock served as the company’s senior vice-president, finance and administration, and controller until her retirement on April 30, 2018.

As of February 13, 2019, the current directors and the executive officers of the company consist of 18 persons who, as a group, beneficially own 130,138 common shares of the company, being approximately 0.02 percent of the total outstanding shares of the company, and 48,510 common shares of Exxon Mobil Corporation, being less than 0.01 percent of the total outstanding shares of Exxon Mobil Corporation. None of these common shares are beneficially owned by reason of exercisable options. This information not being within the knowledge of the company has been provided by the directors and the executive officers individually. As a group as of February 13, 2019, the current directors and executive officers of the company held 954,575 restricted stock units of the company and 247,850 restricted stock units of Exxon Mobil Corporation.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 97. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.

Reference is made to the section under “Corporate governance disclosure” entitled “Independence of our board members”, on page 106 of this report.

Reference is made to the section under “Corporate governance disclosure” entitled “Transactions with Exxon Mobil Corporation”, on page 129 of this report.

D.C. Brownell is deemed a non-independent member of the board of directors and the executive resources committee, public policy and corporate responsibility committee, nominations and corporate governance committee and community collaboration and engagement committee under the relevant standards. As an employee of Exxon Mobil Corporation, D.C. Brownell is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

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

Auditor fees

The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2018 and December 31, 2017 were as follows:

thousands of Canadian dollars	2018	2017
Audit fees	1,808	1,756
Audit-related fees	94	94
Tax fees	-	-
All other fees	-	-
Total fees	1,902	1,850

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2018. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.

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

PART IV

Item 15.	Exhibits, financial statement schedules

Reference is made to the table of contents in the “Financial section” on page 34 of this report.

The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(10)	(ii)	(1)	Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 21, 1979 (File No. 2-65290)).
		(2)	Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form 10-K for the year ended December 31, 1981 (File No. 2-9259)).
		(3)	Alberta Cold Lake Crown Agreement, dated June 25, 1984, relating to the royalties payable and the assurances given in respect of the Cold Lake production project (Incorporated herein by reference to Exhibit (10)(ii)(11) of the company’s Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-12014)).
		(4)	Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-12014)).
		(5)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(6)	Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
		(7)	Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-12014)).
		(8)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)	(A)	(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2008 and subsequent years, as amended effective November 20, 2008 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(5)] of the company’s Form 8-K filed on November 25, 2008 (File No. 0-12014)).
		(4)	Short Term Incentive Program for selected executives effective February 2, 2012 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 7, 2012 (File No. 0-12014)).

	(5)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).
	(6)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).
	(7)	Amended Short Term Incentive Program with respect to awards granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).

(21)		Imperial Oil Resources Limited is incorporated in Canada, and is a wholly-owned subsidiary of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2018.

(31.1)		Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)		Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)		Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)		Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

Copies of Exhibits may be acquired upon written request of any shareholder to the investor relations manager, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.

Item 16.	Form 10-K summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 27, 2019 by the undersigned, thereunto duly authorized.

Imperial Oil Limited by /s/ Richard M. Kruger
(Richard M. Kruger)
Chairman, president and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard M. Kruger	Chairman, president and
(Richard M. Kruger)	chief executive officer and director
(Principal executive officer)

/s/ Daniel E. Lyons	Senior vice-president,
(Daniel E. Lyons)	finance and administration, and controller
(Principal financial officer and principal
accounting officer)

/s/ Dave C. Brownell	Director
(Dave C. Brownell)

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Krystyna T. Hoeg	Director
(Krystyna T. Hoeg)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

/s/ Jack M. Mintz	Director
(Jack M. Mintz)

/s/ David S. Sutherland	Director
(David S. Sutherland)

/s/ Sheelagh D. Whittaker	Director
(Sheelagh D. Whittaker)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2018	2017	2016	2015	2014
Revenues	34,964	29,125	25,049	26,756	36,231

Net income (loss):
Upstream	(138)	(706)	(661)	(704)	2,059
Downstream	2,366	1,040	2,754	1,586	1,594
Chemical	275	235	187	287	229
Corporate and other	(189)	(79)	(115)	(47)	(97)
Net income (loss)	2,314	490	2,165	1,122	3,785

Cash and cash equivalents at year-end	988	1,195	391	203	215
Total assets at year-end	41,456	41,601	41,654	43,170	40,830

Long-term debt at year-end	4,978	5,005	5,032	6,564	4,913
Total debt at year-end	5,180	5,207	5,234	8,516	6,891
Other long-term obligations at year-end	2,943	3,780	3,656	3,597	3,565

Shareholders’ equity at year-end	24,489	24,435	25,021	23,425	22,530
Cash flow from operating activities	3,922	2,763	2,015	2,167	4,405

Per share information (Canadian dollars)
Net income (loss) per common share - basic	2.87	0.58	2.55	1.32	4.47
Net income (loss) per common share - diluted	2.86	0.58	2.55	1.32	4.45
Dividends per common share - declared	0.73	0.63	0.59	0.54	0.52

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

	millions of Canadian dollars	2018	2017	2016
	Business uses: asset and liability perspective
	Total assets	41,456	41,601	41,654
Less:	Total current liabilities excluding notes and loans payable	(3,753)	(3,934)	(3,681)
	Total long-term liabilities excluding long-term debt	(8,034)	(8,025)	(7,718)
	Add: Imperial’s share of equity company debt	23	19	17
	Total capital employed	29,692	29,661	30,272

	Total company sources: Debt and equity perspective
	Notes and loans payable	202	202	202
	Long-term debt	4,978	5,005	5,032
	Shareholders’ equity	24,489	24,435	25,021
	Add: Imperial’s share of equity company debt	23	19	17
	Total capital employed	29,692	29,661	30,272

Return on average capital employed (ROCE)

ROCE is a financial performance ratio. From the perspective of the business segments, ROCE is annual business-segment net income divided by average business-segment capital employed (an average of the beginning and end-of-year amounts). Segment net income includes Imperial’s share of segment net income of equity companies, consistent with the definition used for capital employed, and excludes the cost of financing. The company’s total ROCE is net income excluding the after-tax cost of financing divided by total average capital employed. The company has consistently applied its ROCE definition for many years and views it as the best measure of historical capital productivity in a capital-intensive, long-term industry to demonstrate to shareholders that capital has been used wisely over the long term. Additional measures, which are more cash flow based, are used to make investment decisions.

millions of Canadian dollars	2018	2017	2016
Net income	2,314	490	2,165
Financing (after tax), including Imperial’s share of equity companies	77	48	53
Net income excluding financing	2,391	538	2,218

Average capital employed	29,677	29,967	31,116
Return on average capital employed (percent) – corporate total	8.1	1.8	7.1

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

millions of Canadian dollars	2018	2017	2016
Cash from operating activities	3,922	2,763	2,015
Proceeds from asset sales	59	232	3,021
Total cash flow from operating activities and asset sales	3,981	2,995	5,036

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

Reconciliation of operating costs

millions of Canadian dollars	2018	2017	2016
From Imperial’s Consolidated statement of income
Total expenses	32,026	28,842	24,910
Less:
Purchases of crude oil and products	21,541	18,145	15,120
Federal excise tax	1,667	1,673	1,650
Financing	108	78	65
Subtotal	23,316	19,896	16,835
Imperial’s share of equity company expenses	74	62	63
Total operating costs	8,784	9,008	8,138

Components of operating costs

millions of Canadian dollars	2018	2017	2016
From Imperial’s Consolidated statement of income
Production and manufacturing (a)	6,121	5,586	5,105
Selling and general (a)	908	883	1,118
Depreciation and depletion	1,555	2,172	1,628
Non-service pension and postretirement benefit (a)	107	122	130
Exploration	19	183	94
Subtotal	8,710	8,946	8,075
Imperial’s share of equity company expenses	74	62	63
Total operating costs	8,784	9,008	8,138

(a)	Prior year amounts have been reclassified (note 2).

Management’s discussion and analysis of financial condition and results of operations

Overview

The following discussion and analysis of Imperial’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Imperial Oil Limited.

The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products.

Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s integrated business model, with significant investments in Upstream, Downstream and Chemical segments, reduces the company’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, Imperial’s investment decisions are grounded on fundamentals reflected in its long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives, in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Volumes are based on individual field production profiles, which are also updated annually. Price ranges for crude oil, natural gas, refined products and chemical products are based on corporate plan assumptions developed annually and are utilized for investment evaluation purposes. Major investment opportunities are evaluated over a range of potential market conditions. Once major investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Business environment and risk assessment

Long-term business outlook

The “Long-term business outlook” is based on Exxon Mobil Corporation’s 2018 Outlook for Energy, which is used to help inform the company’s long-term business strategies and investment plans. By 2040, the world’s population is projected at around 9.2 billion people, or about 1.7 billion more people than in 2016. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year, with economic output nearly doubling by 2040. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 25 percent from 2016 to 2040. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)). Canada is expected to see flat to modest local energy demand growth through to 2040 and will continue to be a large supplier of energy exports to help meet rising global energy needs.

As expanding prosperity helps drive global energy demand higher, increasing use of energy efficient technologies and practices, as well as lower emission fuels will continue to help significantly reduce energy consumption and emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world’s economy through 2040, affecting energy requirements for power generation, transportation, industrial applications, and residential and commercial needs.

Global electricity demand is expected to increase approximately 60 percent from 2016 to 2040, with developing countries likely to account for about 85 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal fired generation is likely to decline substantially and approach 25 percent of the world’s electricity by 2040, versus nearly 40 percent in 2016, in part as a result of policies to improve air quality, as well as reduce greenhouse gas emissions to address the risks of climate change. From 2016 to 2040, the amount of electricity supplied using natural gas, nuclear power, and renewables is likely to approximately double, and account for about 95 percent of the growth in electricity supplies. Electricity from wind and solar is likely to increase about 400 percent, helping total renewables (including other sources, i.e., hydropower) to account for about half of the increase in electricity supplies worldwide through 2040. Total renewables will likely reach nearly 35 percent of global electricity supplies by 2040. Natural gas and nuclear are also expected to increase shares over the period to 2040, reaching about 25 percent and 12 percent respectively of global electricity supplies by 2040. Supplies of electricity by energy type will reflect significant differences across regions, reflecting a wide range of factors including the cost and availability of various energy types.

Energy for global transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by about 30 percent from 2016 to 2040. Transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Liquid fuels demand for light duty vehicles is expected to remain relatively flat to 2040 as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of about 75 percent. By 2040, light-duty vehicles are expected to account for about 20 percent of global liquid fuels demand. Nearly all the world’s transportation fleets are likely to continue to run on liquid fuels, which are widely available and offer practical advantages in providing a large quantity of energy in small volumes.

Liquid fuels provide the largest share of global energy supplies today due to their broad based availability, affordability, ease of transportation, storage and fitness as a practical solution to meet a wide variety of needs. By 2040, global demand for liquid fuels is projected to grow to approximately 118 million barrels per day, an increase of about 20 percent from 2016. The non-OECD share of global liquid fuels demand is expected to increase to about 65 percent by 2040, as liquid fuels demand in the OECD is likely to decline by close to 10 percent. Much of the global liquid fuels demand today is met by crude production from traditional conventional sources; these supplies will remain important and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources – including tight oil, deep water oil, oil sands, natural gas liquids and biofuels – are expected to grow to help meet rising demand. The world’s resource base is sufficient to meet projected demand through 2040 as technological advances continue to expand the availability of economic supply options. However, timely investments will remain critical to meeting global needs with reliable and affordable supplies.

Natural gas is a versatile and practical fuel for a wide variety of applications and it is expected to grow the most of any primary energy type from 2016 to 2040, meeting more than 35 percent of global energy demand growth. Global natural gas demand is expected to rise nearly 40 percent from 2016 to 2040, with about 45 percent of that increase in the Asia Pacific region. Significant growth in supplies of unconventional gas – the natural gas found in shale and other tight rock formations – will help meet these needs. In total, about 55 percent of the growth in natural gas supplies is expected to be from unconventional sources. However, it is expected conventionally produced natural gas is likely to remain the cornerstone of global supply, meeting about two-thirds of worldwide demand in 2040. Liquefied natural gas (LNG) trade will expand significantly, meeting about one-third of the increase in demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.

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

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2040 will be significant - even if demand remains flat. This reflects a fundamental aspect of the oil and natural gas business, in that, as the International Energy Agency (IEA) notes in its World Energy Outlook in 2018, a “key understanding driver for new investment is declining output from existing fields”. According to the IEA’s New Policies Scenario, the investment required to meet oil and natural gas supply requirements worldwide over the period 2018 to 2040 will be about US$21 trillion (measured in 2017 dollars) or approximately US$900 billion per year on average.

International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, Imperial uses ExxonMobil’s Outlook for Energy as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the Outlook for Energy takes in account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The Outlook for Energy reflects an environment with increasingly stringent climate policies and is consistent with the aggregation of Nationally Determined Contributions which were submitted by signatories to the United Nations Framework Convention on Climate Change (UNFCCC) 2015 Paris Agreement. The Outlook for Energy seeks to identify potential impacts of climate related policies, which often target specific sectors. It estimates potential impacts of these climate related policies on consumer energy demand by using various assumptions and tools – including, depending on the sector, application of a proxy cost of carbon or assessment of targeted policies (i.e., automotive fuel economy standards). As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need.

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

The industry experienced challenges throughout 2018 with the volatility in crude differentials in the western Canadian market. Prices for most of the company’s crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. While WTI crude oil prices improved in 2018, abundant crude oil supply and limited pipeline takeaway capacity caused the average price of WCS to decrease slightly versus 2017. The WTI / WCS differential widened significantly during the fourth quarter of 2018 to average approximately US$40 per barrel, compared to around US$12 per barrel in the same period of 2017. In December 2018 the Government of Alberta introduced temporary mandatory production curtailment regulations, which took effect on January 1, 2019. Following the announcement to impose production limits on large producers in Alberta, the WTI / WCS differential narrowed. The duration and impact of these regulations is uncertain. Imperial believes prices over the long-term will be driven by market supply and demand, with the demand side largely being a function of general economic activities, levels of prosperity, technology advances, consumer preference and government policies. On the supply side, prices may be significantly impacted by political events, logistics constraints, the actions of OPEC, governments and other factors. To manage the risks associated with price, Imperial evaluates annual plans and all major investments across a range of price scenarios.

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

Imperial owns and operates three refineries in Canada, with aggregate distillation capacity of 423,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply / demand balances, inventory levels, industry refinery operations, import / export balances, currency fluctuations, seasonal demand, weather and political climate.

In 2018, Imperial’s margins strengthened, benefitting from widening crude differentials and strong product prices.

As described in more detail in Item 1A. “Risk factors”, proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the downstream business. Imperial’s integration across the value chain, from refining to marketing, enhances overall value across the fuels business.

Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2018, there were about 2,200 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards. The Mobil fuels brand was launched in Canada in 2017 with the conversion of more than 200 existing unbranded third party sites completed by the end of 2018.

Chemical

North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers, and a favourable margin environment for integrated chemical producers. Imperial sustained a competitive advantage through continued operational excellence, investment and cost discipline. In 2018, the company continued to capture value from the integration of its chemical plant in Sarnia with the refinery. The company also benefits from its integration within ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Results of operations

Consolidated

millions of Canadian dollars	2018	2017	2016
Net income (loss)	2,314	490	2,165

2018

Net income in 2018 was $2,314 million, or $2.86 per share on a diluted basis, an increase of $1,824 million compared to net income of $490 million or $0.58 per share in 2017. The prior year results included upstream non-cash impairment charges of $566 million.

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

Upstream

millions of Canadian dollars	2018	2017	2016
Net income (loss)	(138)	(706)	(661)

2018

Upstream recorded a net loss of $138 million in 2018, compared to a net loss of $706 million in 2017. Improved results reflect the absence of impairment charges of $566 million, higher Kearl volumes of about $210 million, lower royalties of about $80 million and favourable foreign exchange effects of about $50 million. These items were partially offset by higher operating costs of about $200 million, lower Cold Lake volumes of about $170 million and lower Canadian crude oil realizations of about $60 million.

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

Average realizations

Canadian dollars	2018	2017	2016
Bitumen (per barrel)	37.56	39.13	26.52
Synthetic oil (per barrel)	70.66	67.58	57.12
Conventional crude oil (per barrel)	41.84	53.51	32.93
Natural gas liquids (per barrel)	38.66	31.46	15.58
Natural gas (per thousand cubic feet)	2.43	2.58	2.41

2018

WTI averaged US$65.03 per barrel in 2018, up from US$50.85 per barrel in 2017. WCS averaged US$38.71 per barrel and US$38.95 per barrel for the same periods. The WTI / WCS differential widened to average approximately US$26 per barrel in 2018, from around US$12 per barrel in 2017. The Canadian dollar averaged US$0.77 in 2018, unchanged from 2017.

Imperial’s average Canadian dollar realizations for bitumen declined generally in line with WCS, adjusted for changes in the exchange rate and transportation costs. Bitumen realizations averaged $37.56 per barrel in 2018, a decrease of $1.57 per barrel from 2017. The company’s average Canadian dollar realizations for synthetic crude increased by $3.08 per barrel to average $70.66 per barrel in 2018, however the widening of the western Canadian light crude differential relative to WTI during the fourth quarter of 2018 negatively impacted synthetic crude realizations.

2017

WTI averaged US$50.85 per barrel in 2017, up from US$43.44 per barrel in the prior year. WCS averaged US$38.95 per barrel and US$29.49 per barrel respectively for the same periods. The WTI / WCS differential narrowed to approximately US$12 per barrel in 2017, from around US$14 per barrel in 2016. The Canadian dollar averaged US$0.77 in 2017, an increase of about US$0.02 from 2016.

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

Crude oil and NGLs - production and sales (a)

thousands of barrels per day	2018		2017		2016
	gross	net	gross	net	gross	net
Bitumen	293	255	288	255	281	256
Synthetic oil (b)	62	60	62	57	68	67
Conventional crude oil	5	5	4	3	14	12
Total crude oil production	360	320	354	315	363	335
NGLs available for sale	1	2	1	1	1	1
Total crude oil and NGL production	361	322	355	316	364	336
Bitumen sales, including diluent (c)	406		381		374
NGL sales	6		6		5

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2018		2017		2016
	gross	net	gross	net	gross	net
Production (d) (e)	129	126	120	114	129	122
Production available for sale (f)		94		80		87
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

2018

Gross production of Cold Lake bitumen averaged 147,000 barrels per day in 2018, compared to 162,000 barrels per day in 2017. Lower volumes were primarily due to production timing associated with steam management and planned maintenance.

Gross production of Kearl bitumen averaged 206,000 barrels per day in 2018 (146,000 barrels Imperial’s share) up from 178,000 barrels per day (126,000 barrels Imperial’s share) in 2017. Increased 2018 production reflects improved operational reliability associated with ore preparation, enhanced piping durability and feed management.

During 2018, the company’s share of gross production from Syncrude averaged 62,000 barrels per day, unchanged from 2017.

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

Downstream

millions of Canadian dollars	2018	2017	2016
Net income (loss)	2,366	1,040	2,754

2018

Downstream net income was $2,366 million, an increase of $1,326 million versus the prior year. Higher earnings primarily reflect stronger margins of about $1,530 million, partially offset by the absence of a $151 million gain on the sale of a surplus property in 2017.

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

Refinery utilization

thousands of barrels per day (a)	2018	2017	2016
Total refinery throughput (b)	392	383	362
Refinery capacity at December 31	423	423	423
Utilization of total refinery capacity (percent)	93	91	86
Sales
thousands of barrels per day (a)	2018	2017	2016
Gasolines	255	257	261
Heating, diesel and jet fuels	183	177	170
Heavy fuel oils (c)	26	18	16
Lube oils and other products	40	40	37
Net petroleum product sales (c)	504	492	484
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
(c)

In 2018 and 2017, carbon black product sales are reported under Net petroleum product sales – Heavy fuel oils; in 2016, they were reported under Total petrochemical sales – Polymers and basic chemicals.

2018

Refinery throughput averaged 392,000 barrels per day in 2018, up from 383,000 barrels per day in 2017. Capacity utilization increased to 93 percent from 91 percent in 2017. Petroleum product sales were 504,000 barrels per day in 2018, up from 492,000 barrels per day in 2017. Sales growth continues to be driven by optimization across the full downstream value chain, and the expansion of Imperial’s logistics capabilities.

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

Chemical

millions of Canadian dollars	2018	2017	2016
Net income (loss)	275	235	187

Sales

thousands of tonnes	2018	2017	2016
Polymers and basic chemicals (a)	602	564	697
Intermediate and others	205	210	211
Total petrochemical sales (a)	807	774	908

(a)    In 2018 and 2017, carbon black product sales are reported under Net petroleum product sales – Heavy fuel oils; in 2016, they were reported under Total petrochemical sales – Polymers and basic chemicals.

2018

Chemical net income was $275 million, an increase of $40 million versus the prior year, reflecting higher margins and volumes.

2017

Chemical net income was $235 million, up from $187 million in 2016, mainly due to stronger margins.

Corporate and other

millions of Canadian dollars	2018	2017	2016
Net income (loss)	(189)	(79)	(115)

2018

For 2018, Corporate and other expenses were $189 million, compared to $79 million in 2017. As part of the implementation of the Financial Accounting Standards Board’s update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

2017

For 2017, Corporate and other costs were $79 million, versus $115 million in 2016, mainly due to lower share-based compensation charges.

Liquidity and capital resources

Sources and uses of cash

millions of Canadian dollars	2018	2017	2016
Cash provided by (used in)
Operating activities	3,922	2,763	2,015
Investing activities	(1,559)	(781)	1,947
Financing activities	(2,570)	(1,178)	(3,774)
Increase (decrease) in cash and cash equivalents	(207)	804	188

Cash and cash equivalents at end of year	988	1,195	391

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

Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2016. The company contributed $203 million to the registered retirement plans in 2018. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

Cash flow from operating activities

2018

Cash flow generated from operating activities was $3,922 million in 2018, up from $2,763 million in 2017, primarily reflecting higher earnings, partially offset by unfavourable working capital effects.

2017

Cash flow generated from operating activities was $2,763 million in 2017, compared with $2,015 million in 2016, reflecting higher earnings, excluding the impact of asset sales and impairment charges, partially offset by the absence of favourable working capital effects.

Cash flow from investing activities

2018

Investing activities used net cash of $1,559 million in 2018, compared with $781 million used in 2017, reflecting higher additions to property, plant and equipment, and lower proceeds from asset sales.

2017

Investing activities used net cash of $781 million in 2017, compared with cash generated from investing activities of $1,947 million in 2016, reflecting lower proceeds from asset sales.

Cash flow from financing activities

2018

Cash used in financing activities was $2,570 million in 2018, compared with $1,178 million used in 2017.

At the end of 2018, total debt outstanding was $5,180 million, compared with $5,207 million at the end of 2017.

In November 2018, the company extended the maturity date of its existing $250 million committed long-term line of credit to November 2020. The company has not drawn on the facility.

In December 2018, the company extended the maturity date of its existing $250 million committed short-term line of credit to December 2019. The company has not drawn on the facility.

During 2018, the company, under its share purchase program, purchased about 48.7 million shares for $1,971 million, including shares purchased from Exxon Mobil Corporation.

Dividends paid in 2018 were $572 million. The per share dividend paid in 2018 was $0.70, up from $0.62 in 2017.

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

During 2017 the company purchased about 16.4 million shares for $627 million, including shares purchased from Exxon Mobil Corporation.

Dividends paid in 2017 were $524 million. The per share dividend paid in 2017 was $0.62, up from $0.58 in 2016.

Financial strength

	2018	2017	2016
Total debt as a percentage of capital (a)	18	18	17
(a)	Current and long-term debt (page 63) and the company’s share of equity company debt, divided by debt and shareholders’ equity (page 63).

Debt represented 18 percent of the company’s capital structure at the end of 2018.

Debt-related interest incurred in 2018, before capitalization of interest, was $133 million, compared with $103 million in 2017. The average effective interest rate on the company’s debt was 2.5 percent in 2018, compared with 2.0 percent in 2017.

The company’s financial strength represents a competitive advantage of strategic importance providing it the opportunity to readily access capital markets under the full range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.

Commitments

The following table shows the company’s commitments outstanding at December 31, 2018. It combines data from the Consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

		Payment due by period
millions of Canadian dollars	Note reference	2019	2020 to 2021	2022 to 2023	2024 and beyond	Total
Long-term debt (a)	15	-	4,478	26	474	4,978
- Due in one year		27				27
Operating leases (b)	14	130	125	24	12	291
Firm capital commitments (c)		645	91	-	-	736
Pension and other postretirement obligations (d)	5	267	114	115	754	1,250
Asset retirement obligations (e)	6	71	81	57	1,208	1,417
Other long-term purchase agreements (f)		814	1,575	1,695	8,637	12,721
(a)

Long-term debt includes a loan from an affiliated company of ExxonMobil of $4,447 million and capital lease obligations of $558 million, $27 million of which is due in one year. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.

(b)	Minimum commitments for operating leases, shown on an undiscounted basis, covers primarily storage tanks, rail cars and marine vessels.
(c)

Firm capital commitments represent legally-binding payment obligations to third parties where agreements specifying all significant terms have been executed for the construction and purchase of fixed assets and other permanent investments. In certain cases where the company executes contracts requiring commitments to a work scope, those commitments have been included to the extent that the amounts and timing of payments can be reliably estimated. Firm capital commitments related to capital projects are shown on an undiscounted basis. In 2018 the company entered into approximately $300 million in firm capital commitments mainly associated with the Aspen in-situ project.

(d)

The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2019 and estimated benefit payments for unfunded plans in all years.

(e)	Asset retirement obligations represent the fair value of legal obligations associated with site restoration on the retirement of assets with determinable useful lives.
(f)

Other long-term purchase agreements are non-cancelable, or cancelable only under certain conditions and long-term commitments other than unconditional purchase obligations. They include primarily transportation services agreements, raw material supply and community benefits agreements.

Unrecognized tax benefits totaling $36 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 4 to the financial statements on page 75.

Litigation and other contingencies

As discussed in note 10 to the consolidated financial statements on page 85, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.

Additionally, as discussed in note 10, Imperial was contingently liable at December 31, 2018, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.

There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

Capital and exploration expenditures

millions of Canadian dollars	2018	2017
Upstream (a)	991	416
Downstream	383	200
Chemical	25	17
Other	28	38
Total	1,427	671
(a)	Exploration expenses included.

Total capital and exploration expenditures were $1,427 million in 2018, an increase of $756 million from 2017.

For the Upstream segment, capital and exploration expenditures were $991 million in 2018, compared with $416 million in 2017. Investments were primarily related to growth activities including further development of unconventional assets, investment in supplemental crushing capacity at Kearl, and progressing the Aspen in-situ project.

For the Downstream segment, capital expenditures were $383 million in 2018, compared with $200 million in 2017. In 2018, investments were primarily in support of enhancing the company’s distribution network as well as refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.

Total capital and exploration expenditures are expected to range between $2.3 billion to $2.4 billion in 2019. Planned increases in spending versus 2018 are largely driven by the Aspen in-situ project, drilling and other Upstream projects. Actual spending could vary depending on the progress of individual projects.

Market risks and other uncertainties

Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied.

Imperial’s earnings are influenced by North American crude oil benchmark prices as well as changes in the differentials between these benchmarks and western Canadian prices for light and heavy crude oil. Imperial’s integrated business model reduces the company’s risk from changes in commodity prices. For instance, when light and heavy differentials between North American crude benchmarks and western Canadian prices widen together, Imperial is able to mitigate the impact of these widening differentials through integration with Downstream investments in refineries, pipeline commitments and the Edmonton rail terminal. As a result, the negative exposure to these widening differentials in the Upstream is more than offset by the benefit of lower feedstock costs in the Downstream.

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

The company’s potential exposure to commodity price and margin, and Canadian / U.S. dollar exchange rate fluctuations is summarized in the earnings sensitivities table, which shows the estimated annual effect, under current conditions, on the company’s after-tax net income. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil and products, production and sales volumes, transportation capacity, costs and egress methods, and other factors. Accordingly, changes in benchmark prices for crude oil and crude oil differentials, and other factors listed in the table following, only provide broad indicators of changes in the earnings experienced in any particular period.

Earnings sensitivities (a)

millions of Canadian dollars, after tax
One dollar (U.S.) per barrel change in crude oil prices	+ (-)	100
One dollar (U.S.) per barrel change in light and heavy crude price differentials (b)	+ (-)	40
Ten cents per thousand cubic feet decrease (increase) in natural gas prices	+ (-)	5
One dollar (U.S.) per barrel change in refining 2-1-1 margins (c)	+ (-)	140
One cent (U.S.) per pound change in sales margins for polyethylene	+ (-)	7
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	100
(a)

Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. These sensitivities have been updated to reflect current market conditions. They may not apply proportionately to larger fluctuations.

(b)	Light and heavy crude differentials represent the difference between WTI benchmark prices and western Canadian prices for light and heavy crudes.
(c)	The 2-1-1 crack spread is an indicator of the refining margin generated by converting two barrels of crude oil into one barrel of gasoline and one barrel of diesel.

The demand for crude oil, natural gas, petroleum products and petrochemical products are generally linked closely with economic growth. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s financial results. Although price levels of crude oil and natural gas may rise and fall significantly over the short to medium term due to global economic conditions, political events, decisions by OPEC, governments and other factors, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the company evaluates the viability of its major investments over a range of prices.

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

In general, segment results are not dependent on the ability to sell and / or purchase products to / from other segments. Where such intersegment sales take place, they are the result of efficiencies and competitive advantages from integrated business segments and refinery and chemical complexes. About 59 percent of the company’s intersegment sales are crude oil produced by the Upstream and sold to the Downstream. Other intersegment sales include those between refineries and the chemical plant related to raw materials, feedstocks and finished products. All intersegment sales are at market based prices.

The company has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that all assets are contributing to the company’s strategic objectives.

Risk management

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. Imperial uses derivative instruments to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and forecasted transactions. The company’s derivatives are not accounted for under hedge accounting. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company believes there are no material market or credit risks to the company’s financial position, results of operations or liquidity as a result of the derivatives described in note 7 on page 83. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates

The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 66.

Oil and gas reserves

Evaluations of oil and natural gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed.

The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well information such as flow rates and reservoir pressure declines. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserve changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserve targets to determine compensation. Key features of the reserve estimation process are covered in “Disclosure of reserves” in Item 1.

Oil and natural gas reserves include both proved and unproved reserves.

●

Proved oil and natural gas reserves are determined in accordance with U.S. Securities and Exchange Commission (SEC) requirements. Proved reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible under existing economic and operating conditions and government regulations. Proved reserves are determined using the average of first-of-month oil and natural gas prices during the reporting year.

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

The percentage of proved developed reserves was 89 percent of total proved reserves at year-end 2018, an increase from 71 percent in 2017. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and natural gas prices.

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

At year-end 2017, an additional 0.3 billion barrels of bitumen at Kearl and Cold Lake qualified as proved reserves resulting from improved prices in the year.

As a result of improved prices in 2018, an additional 2.3 billion barrels of bitumen at Kearl qualified as proved reserves at year-end 2018.

Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company’s operating decisions and its outlook for future production volumes are not impacted by proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.

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

To the extent that proved reserves for a property are substantially de-booked and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense immaterial when compared to prior periods. In 2019, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets. The effect of this approach compared to prior periods is anticipated to be immaterial.

Impact of oil and gas reserves and prices and margins on testing for impairment

The company tests assets or groups of assets for recoverability on an ongoing basis whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

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

Asset valuation analyses performed as part of the company’s asset management program and other profitability reviews assist Imperial in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.

In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long-term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long-term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether the events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer term price views are more stable and meaningful for purposes of assessing future cash flows.

When the industry experiences a prolonged and deep reduction in commodity prices, the market supply and demand conditions may result in changes to the company’s long-term price or margin assumptions it uses for its capital investment decisions. To the extent those changes result in a significant reduction to its long-term oil prices or natural gas prices or margin ranges, the company may consider that situation, in conjunction with other events or changes in circumstances such as a history of operating losses, as an indicator of potential impairment for certain assets.

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

If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, refining and chemical margins, volumes, costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Where unproved reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation. Cash flow estimates for impairment testing exclude the effects of derivative instruments.

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

Pension benefits

The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 5.0 percent used in 2018, compares to actual returns of 8.2 percent and 6.6 percent achieved over the last 10- and 20-year periods respectively, ending December 31, 2018. If different assumptions are used, the expense and obligations could increase or decrease as a result. The company’s potential exposure to changes in assumptions is summarized in note 5 to the consolidated financial statements starting on page 76. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefit expense represented about 1 percent of total expenses in 2018.

Asset retirement obligations and other environmental liabilities

Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2018, the obligations were discounted at 6 percent and the accretion expense was $85 million, before tax, which was significantly less than 1 percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.

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

Suspended exploratory well costs

The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end are disclosed in note 16 to the consolidated financial statements on page 89.

Tax contingencies

The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.

The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 4 to the consolidated financial statements starting on page 75.

Recently issued accounting standards

Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company used a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative effect adjustments to the opening balance of 2019 retained earnings. Imperial applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted under these expedients the company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease. At January 1, 2019, the operating lease liability and right of use asset is estimated to be in the range of $300 million. The cumulative effect adjustment is expected to be de minimis.

Management’s report on internal control over financial reporting

Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.

/s/ Richard M. Kruger

R.M. Kruger

Chairman, president and

chief executive officer

/s/ Daniel E. Lyons

D.E. Lyons

Senior vice-president,

finance and administration, and controller

(Principal accounting officer and principal financial officer)

February 27, 2019

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Imperial Oil Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries, (together, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Calgary, Canada

February 27, 2019

We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2018	2017	2016
Revenues and other income
Revenues (a)	34,964	29,125	25,049
Investment and other income (note 9)	135	299	2,305
Total revenues and other income	35,099	29,424	27,354

Expenses
Exploration (note 16)	19	183	94
Purchases of crude oil and products (b)	21,541	18,145	15,120
Production and manufacturing (c)	6,121	5,586	5,105
Selling and general (c)	908	883	1,118
Federal excise tax	1,667	1,673	1,650
Depreciation and depletion	1,555	2,172	1,628
Non-service pension and postretirement benefit (e)	107	122	130
Financing (d) (note 13)	108	78	65
Total expenses	32,026	28,842	24,910

Income (loss) before income taxes	3,073	582	2,444

Income taxes (note 4)	759	92	279

Net income (loss)	2,314	490	2,165

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 11)	2.87	0.58	2.55
Net income (loss) per common share - diluted (note 11)	2.86	0.58	2.55
(a) Amounts from related parties included in revenues, (note 17).	6,383	4,110	2,342
(b) Amounts to related parties included in purchases of crude oil and products, (note 17).	4,092	2,687	2,224
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses, (note 17).	566	544	533
(d) Amounts to related parties included in financing, (note 17).	89	60	89
(e) Prior year amounts have been reclassified, (note 2).

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2018	2017	2016
Net income (loss)	2,314	490	2,165

Other comprehensive income (loss), net of income taxes Postretirement benefits liability adjustment (excluding amortization)	158	(54)	(210)

Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	140	136	141
Total other comprehensive income (loss)	298	82	(69)

Comprehensive income (loss)	2,612	572	2,096

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2018	2017
Assets
Current assets
Cash	988	1,195
Accounts receivable, less estimated doubtful accounts (a)	2,529	2,712
Inventories of crude oil and products (note 12)	1,297	1,075
Materials, supplies and prepaid expenses	541	425
Total current assets	5,355	5,407
Investments and long-term receivables (b)	857	865
Property, plant and equipment, less accumulated depreciation and depletion	34,225	34,473
Goodwill	186	186
Other assets, including intangibles, net (note 6)	833	670
Total assets	41,456	41,601

Liabilities
Current liabilities
Notes and loans payable (c) (note 13)	202	202
Accounts payable and accrued liabilities (a) (note 12)	3,688	3,877
Income taxes payable	65	57
Total current liabilities	3,955	4,136
Long-term debt (d) (note 15)	4,978	5,005
Other long-term obligations (e) (note 6)	2,943	3,780
Deferred income tax liabilities (note 4)	5,091	4,245
Total liabilities	16,967	17,166

Commitments and contingent liabilities (note 10)

Shareholders’ equity
Common shares at stated value (f) (note 11)	1,446	1,536
Earnings reinvested	24,560	24,714
Accumulated other comprehensive income (loss) (note 18)	(1,517)	(1,815)
Total shareholders’ equity	24,489	24,435

Total liabilities and shareholders’ equity	41,456	41,601
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $666 million (2017 - $509 million), (note 17).
(b)	Investments and long-term receivables included amounts from related parties of $146 million (2017 – $19 million), (note 17).
(c)	Notes and loans payable included amounts to related parties of $75 million (2017 – $75 million), (note 17).
(d)	Long-term debt included amounts to related parties of $4,447 million (2017 – $4,447 million), (note 17).
(e)	Other long-term obligations included amounts to related parties of $15 million (2017 – $60 million), (note 17).
(f)	Number of common shares authorized and outstanding were 1,100 million and 783 million, respectively (2017 – 1,100 million and 831 million, respectively), (note 11).

The information in the notes to consolidated financial statements is an integral part of these statements.

Approved by the directors.

/s/ Richard M. Kruger	/s/ Daniel E. Lyons

R.M. Kruger Chairman, president and chief executive officer	D.E. Lyons Senior vice-president, finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2018	2017	2016
Common shares at stated value (note 11)
At beginning of year	1,536	1,566	1,566
Issued under the stock option plan	-	-	-
Share purchases at stated value	(90)	(30)	-
At end of year	1,446	1,536	1,566

Earnings reinvested
At beginning of year	24,714	25,352	23,687
Net income (loss) for the year	2,314	490	2,165
Share purchases in excess of stated value	(1,881)	(597)	-
Dividends declared	(587)	(531)	(500)
At end of year	24,560	24,714	25,352

Accumulated other comprehensive income (loss) (note 18)
At beginning of year	(1,815)	(1,897)	(1,828)
Other comprehensive income (loss)	298	82	(69)
At end of year	(1,517)	(1,815)	(1,897)

Shareholders’ equity at end of year	24,489	24,435	25,021

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
Inflow (outflow)
For the years ended December 31	2018	2017	2016
Operating activities
Net income (loss)	2,314	490	2,165
Adjustments for non-cash items:
Depreciation and depletion	1,509	2,172	1,628
Impairment of intangible assets	46	-	-
(Gain) loss on asset sales (note 9)	(54)	(220)	(2,244)
Deferred income taxes and other	806	321	114
Changes in operating assets and liabilities:
Accounts receivable	224	(689)	(442)
Inventories, materials, supplies and prepaid expenses	(338)	(83)	197
Income taxes payable	8	(431)	36
Accounts payable and accrued liabilities	(764)	678	237
All other items - net (a) (b)	171	525	324
Cash flows from (used in) operating activities	3,922	2,763	2,015

Investing activities
Additions to property, plant and equipment (b)	(1,491)	(993)	(1,073)
Proceeds from asset sales (note 9)	59	232	3,021
Additional investments	-	(1)	(1)
Loans to equity company	(127)	(19)	-
Cash flows from (used in) investing activities	(1,559)	(781)	1,947

Financing activities
Short-term debt - net	-	-	(1,749)
Long-term debt - additions (note 15)	-	-	495
Long-term debt - reductions (note 15)	-	-	(2,000)
Reduction in capitalized lease obligations (note 15)	(27)	(27)	(28)
Dividends paid	(572)	(524)	(492)
Common shares purchased (note 11)	(1,971)	(627)	-
Cash flows from (used in) financing activities	(2,570)	(1,178)	(3,774)

Increase (decrease) in cash	(207)	804	188
Cash at beginning of year	1,195	391	203
Cash at end of year (c)	988	1,195	391
(a) Included contribution to registered pension plans.	203	212	163

(b) The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items - net.
(c) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

Non-cash transactions

In 2018, as a result of the Government of Ontario’s revocation of its cap and trade legislation, the company reclassified approximately $570 million of its Ontario carbon emission obligation from long-term liabilities to current liabilities. The impact of this reclassification was not reflected in the “Accounts payable and accrued liabilities” and “All other items - net” lines on the Consolidated statement of cash flows as it was not a cash transaction.

The information in the notes to consolidated financial statements is an integral part of these statements.

Notes to consolidated financial statements

The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Imperial Oil Limited.

The company’s principal business is energy, involving the exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products.

The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2018 presentation basis. All amounts are in Canadian dollars unless otherwise indicated.

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

Revenue is recognized at the amount the company expects to receive when the customer has taken control, which is typically when title transfers and the customer has assumed the risks and rewards of ownership. The prices of certain sales are based on price indices that are sometimes not available until the next period. In such cases, estimated realizations are accrued when the sale is recognized, and are finalized when final information is available. Such adjustments to revenue from performance obligations satisfied in previous periods are not significant. Payment for revenue transactions is typically due within 30 days.

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

Derivative instruments

Imperial uses derivative instruments to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and forecasted transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded under “Revenues” or “Purchases of crude oil and products” on the Consolidated statement of income. The company does not currently make use of derivative instruments to offset exposures associated with foreign currency and interest rates.

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

Investments

The company’s interests in the underlying net assets of affiliates it does not control, but over which it exercises significant influence, are accounted for using the equity method. They are recorded at the original cost of the investment plus Imperial’s share of earnings since the investment was made, less dividends received. Imperial’s share of the after-tax earnings of these investments is included in “Investment and other income” in the Consolidated statement of income. Investments in equity securities, other than consolidated subsidiaries and equity method investments, are measured at fair value, with changes in the fair value recognized in net income. The company uses a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions in similar investment of the same issuer. Dividends from these investments are included in “Investment and other income”.

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

To the extent that proved reserves for a property are substantially de-booked and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense immaterial when compared to the prior periods. In 2019, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets. The effect of this approach on the company’s 2019 depreciation expense compared to 2018 is anticipated to be immaterial.

Investments in refinery, chemical process, and lubes basestock manufacturing equipment are generally depreciated on a straight-line basis over a 25-year life. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

Impairment assessment

The company tests assets or groups of assets for recoverability on an ongoing basis whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

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

Asset valuation analyses performed as part of the company’s asset management program and other profitability reviews assist Imperial in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.

In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long-term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long-term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether the events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer term price views are more stable and meaningful for purposes of assessing future cash flows.

When the industry experiences a prolonged and deep reduction in commodity prices, the market supply and demand conditions may result in changes to the company’s long-term price or margin assumptions it uses for its capital investment decisions. To the extent those changes result in a significant reduction to its long-term oil prices or natural gas prices or margin ranges, the company may consider that situation, in conjunction with other events or changes in circumstances such as a history of operating losses, as an indicator of potential impairment for certain assets.

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

If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, refining and chemical margins, volumes, costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Where unproved reserves exist, an appropriately risk-adjusted amount of these reserves may be included in the evaluation. Cash flow estimates for impairment testing exclude the effects of derivative instruments.

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

Share-based compensation

The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “Selling and general” expenses in the Consolidated statement of income over the requisite service period of each award. See note 8 to the consolidated financial statements on page 84 for further details.

Recently issued accounting standards

Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company used a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative effect adjustments to the opening balance of 2019 retained earnings. Imperial applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted under these expedients the company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease. At January 1, 2019, the operating lease liability and right of use asset is estimated to be in the range of $300 million. The cumulative effect adjustment is expected to be de minimis.

2. Accounting changes

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard, Revenue from Contracts with Customers (Topic 606), as amended. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry and transaction specific requirements, and expands disclosure requirements. The standard was adopted using the modified retrospective method, under which prior-year results are not restated, but supplemental information is provided for any material impacts of the standard on 2018 results. The adoption of the standard did not have a material impact on any of the lines reported in the company’s consolidated financial statements. The cumulative effect of adoption of the standard was de minimis. The company did not elect any practical expedients that require disclosure.

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the company’s Consolidated statement of income, “Non-service pension and postretirement benefit”. Imperial elected to use the practical expedient which uses the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and other expenses. The “Non-service pension and postretirement benefit” line reflects the non-service costs, which primarily includes interest costs, expected return on plan assets, and amortization of actuarial gains and losses, that were previously included in “Production and manufacturing” and “Selling and general” expenses. The estimated after-tax impact from the change in segmentation is an increase in Corporate and other expenses of about $78 million for 2018. The increase in Corporate and other expenses is offset by lower expenses across the operating segments. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on Imperial’s Consolidated statement of income for the years ended December 31, is shown below.

millions of Canadian dollars	2017			2016
	As reported	Change	As adjusted	As reported	Change	As adjusted
Production and manufacturing	5,698	(112)	5,586	5,224	(119)	5,105
Selling and general	893	(10)	883	1,129	(11)	1,118
Non-service pension and postretirement benefit	-	122	122	-	130	130

Effective January 1, 2018, Imperial adopted the Financial Accounting Standards Board’s standard update, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities, other than consolidated subsidiaries and equity method investments, to be measured at fair value, with changes in the fair value recognized through net income. The company elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no cumulative effect related to the adoption of this standard. The carrying value of equity securities without readily determinable fair values as at December 31, 2018 were not significant to Imperial. The standard also expanded disclosures related to financial instruments, which did not have a material impact on the company’s disclosures - see note 7 for additional details.

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

Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash, capitalized interest costs, short-term borrowings, long-term debt and liabilities associated with incentive compensation and postretirement benefits liability adjustment. Net earnings effects under Corporate and other activities primarily include debt-related financing, corporate governance costs, non-service pension and postretirement benefit costs, share-based incentive compensation expenses and interest income.

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

	Upstream			Downstream			Chemical
millions of Canadian dollars	2018	2017	2016	2018	2017	2016	2018	2017	2016
Revenues and other income
Revenues (a)	8,525	7,302	5,492	25,200	20,714	18,511	1,239	1,109	1,046
Intersegment sales	2,634	2,264	2,215	1,542	1,155	1,007	279	262	212
Investment and other income (note 9)	11	16	13	95	269	2,278	-	-	-
	11,170	9,582	7,720	26,837	22,138	21,796	1,518	1,371	1,258
Expenses
Exploration (b) (note 16)	19	183	94	-	-	-	-	-	-
Purchases of crude oil and products	5,833	4,526	3,666	19,326	16,543	14,178	831	751	705
Production and manufacturing (c)	4,305	3,913	3,591	1,606	1,576	1,428	210	209	205
Selling and general (c)	-	-	(5)	773	772	972	87	78	83
Federal excise tax	-	-	-	1,667	1,673	1,650	-	-	-
Depreciation and depletion (b) (d)	1,278	1,939	1,396	242	202	206	14	12	10
Non-service pension and postretirement benefit (c)	-	-	-	-	-	-	-	-	-
Financing (note 13)	1	13	(7)	2	-	-	-	-	-
Total expenses	11,436	10,574	8,735	23,616	20,766	18,434	1,142	1,050	1,003
Income (loss) before income taxes	(266)	(992)	(1,015)	3,221	1,372	3,362	376	321	255
Income taxes (note 4)
Current	(184)	484	(491)	189	(504)	674	21	(32)	68
Deferred	56	(770)	137	666	836	(66)	80	118	-
Total income tax expense (benefit)	(128)	(286)	(354)	855	332	608	101	86	68
Net income (loss)	(138)	(706)	(661)	2,366	1,040	2,754	275	235	187
Cash flows from (used in) operating activities	916	1,257	402	2,749	1,396	1,574	354	235	203
Capital and exploration expenditures (e)	991	416	896	383	200	190	25	17	26
Property, plant and equipment
Cost	46,435	45,542	45,850	5,900	5,683	6,166	916	888	872
Accumulated depreciation and depletion	(15,050)	(13,844)	(12,312)	(3,763)	(3,594)	(4,037)	(662)	(644)	(629)
Net property, plant and equipment (f)	31,385	31,698	33,538	2,137	2,089	2,129	254	244	243
Total assets	34,829	35,044	36,840	5,119	4,890	3,958	438	399	346

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2018	2017	2016	2018	2017	2016	2018	2017	2016
Revenues and other income
Revenues (a)	-	-	-	-	-	-	34,964	29,125	25,049
Intersegment sales	-	-	-	(4,455)	(3,681)	(3,434)	-	-	-
Investment and other income (note 9)	29	14	14	-	-	-	135	299	2,305
	29	14	14	(4,455)	(3,681)	(3,434)	35,099	29,424	27,354
Expenses
Exploration (b) (note 16)	-	-	-	-	-	-	19	183	94
Purchases of crude oil and products	-	-	-	(4,449)	(3,675)	(3,429)	21,541	18,145	15,120
Production and manufacturing (c)	-	-	-	-	-	-	6,121	5,698	5,224
Selling and general (c)	54	49	84	(6)	(6)	(5)	908	893	1,129
Federal excise tax	-	-	-	-	-	-	1,667	1,673	1,650
Depreciation and depletion (b) (d)	21	19	16	-	-	-	1,555	2,172	1,628
Non-service pension and postretirement benefit (c)	107	-	-	-	-	-	107	-	-
Financing (note 13)	105	65	72	-	-	-	108	78	65
Total expenses	287	133	172	(4,455)	(3,681)	(3,434)	32,026	28,842	24,910
Income (loss) before income taxes	(258)	(119)	(158)	-	-	-	3,073	582	2,444
Income taxes (note 4)
Current	(40)	(6)	(51)	-	-	-	(14)	(58)	200
Deferred	(29)	(34)	8	-	-	-	773	150	79
Total income tax expense (benefit)	(69)	(40)	(43)	-	-	-	759	92	279
Net income (loss)	(189)	(79)	(115)	-	-	-	2,314	490	2,165
Cash flows from (used in) operating activities	(116)	(125)	(143)	19	-	(21)	3,922	2,763	2,015
Capital and exploration expenditures (e)	28	38	49	-	-	-	1,427	671	1,161
Property, plant and equipment
Cost	693	665	627	-	-	-	53,944	52,778	53,515
Accumulated depreciation and depletion	(244)	(223)	(204)	-	-	-	(19,719)	(18,305)	(17,182)
Net property, plant and equipment (f)	449	442	423	-	-	-	34,225	34,473	36,333
Total assets	1,548	1,703	894	(478)	(435)	(384)	41,456	41,601	41,654

(a)

Includes export sales to the United States of $6,661 million (2017 - $4,392 million, 2016 - $3,612 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)

The Upstream segment in 2017 includes non-cash impairment charges of $396 million, before tax, associated with the Horn River development and $379 million, before tax, associated with the Mackenzie gas project. The impairment charges are recognized in the lines “Exploration” and “Depreciation and depletion” on the Consolidated statement of income, and the “Accumulated depreciation and depletion” line of the Consolidated balance sheet.

(c)

As part of the implementation of Accounting Standard Update, Compensation – Retirement Benefits (Topic 715), beginning January 1, 2018, Corporate and other includes all non-service pension and postretirement benefit expense. Prior to 2018, the majority of these costs were allocated to the operating segments. See note 2 for additional details.

(d)

The Downstream segment in 2018 includes a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its carbon emission cap and trade regulation. The impairment charge is recognized in the “Depreciation and depletion” line on the Consolidated statement of income, and the “Other assets, including intangibles, net” line on the Consolidated balance sheet.

(e)

Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(f)	Includes property, plant and equipment under construction of $1,553 million (2017 - $1,047 million, 2016 - $2,705 million).

4. Income taxes

millions of Canadian dollars	2018	2017	2016
Current income tax expense (a)	(14)	(58)	200
Deferred income tax expense (a)	773	150	79
Total income tax expense (a) (b)	759	92	279
Statutory corporate tax rate (percent)	26.9	26.9	26.8
Increase (decrease) resulting from:
Disposals (c)	(0.3)	(5.3)	(11.6)
Enacted tax rate change (a)	-	0.9	-
Other	(1.9)	(6.6)	(3.8)
Effective income tax rate	24.7	15.9	11.4
(a)	On November 2, 2017 the British Columbia government enacted a 1 percent increase in the provincial tax rate from 11 percent to 12 percent.
(b)	Cash outflow from income taxes, plus investment credits earned, was $162 million (2017 - $322 million, 2016 - $172 million).
(c)

2017 disposals are primarily associated with the sale of surplus property in Ontario. 2016 disposals are primarily associated with the sales of company-owned Esso retail sites and the general aviation business. Capital gains tax treatment was applied on the majority of disposals.

In 2018, 2017 and 2016, the decrease in the statutory tax rate in the other category mainly represents prior year adjustments and re-assessments.

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2018	2017	2016
Depreciation and amortization	5,726	5,564	5,361
Successful drilling and land acquisitions	856	762	891
Pension and benefits	(336)	(422)	(457)
Asset retirement obligation	(381)	(376)	(396)
Capitalized interest	121	118	114
LIFO inventory valuation	(107)	(318)	(240)
Tax loss carryforwards	(658)	(936)	(1,056)
Other	(150)	(196)	(212)
Net deferred income tax liabilities	5,071	4,196	4,005

Unrecognized tax benefits

Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.

The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2018	2017	2016
Balance as of January 1	78	106	132
Additions for prior years’ tax position	9	2	2
Reductions for prior years’ tax positions	(2)	-	(18)
Reductions due to lapse of the statute of limitations	-	-	(5)
Settlements with tax authorities	(49)	(30)	(5)
Balance as of December 31	36	78	106

The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2018, 2017 and 2016 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2011 to 2018 are subject to examination by the tax authorities. Tax filings from 2003 to 2010 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has proposed certain adjustments to the company’s filings. Management is currently evaluating those proposed adjustments and believes that a number of outstanding matters are expected to be resolved in 2019. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.

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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2018	2017	2018	2017
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	3.90	3.40	3.90	3.40
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of Canadian dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	8,785	8,356	670	706
Current service cost	239	217	17	16
Interest cost	302	313	22	23
Actuarial loss (gain)	(498)	415	(101)	(49)
Benefits paid (a)	(469)	(516)	(26)	(26)
Projected benefit obligation at December 31	8,359	8,785	582	670

Accumulated benefit obligation at December 31	7,661	8,043

The discount rate for the purpose of calculating year-end postretirement benefits plan liabilities is determined by using the Canadian Institute of Actuaries recommended spot curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.50 percent in 2019 and subsequent years.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2018	2017	2018	2017
Change in plan assets
Fair value at January 1	7,870	7,359
Actual return (loss) on plan assets	20	700
Company contributions	203	212
Benefits paid (b)	(402)	(401)
Fair value at December 31	7,691	7,870

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	(180)	(408)
Unfunded plans	(488)	(507)	(582)	(670)
Total (c)	(668)	(915)	(582)	(670)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.

Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation. In accordance with authoritative guidance relating to the accounting for defined pension and other postretirement benefits plans, the underfunded status of the company’s defined benefit postretirement plans was recorded as a liability in the Consolidated balance sheet, and the changes in that funded status in the year in which the changes occurred was recognized through other comprehensive income.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2018	2017	2018	2017
Amounts recorded in the Consolidated balance sheet consist of:
Current liabilities	(27)	(28)	(28)	(28)
Other long-term obligations	(641)	(887)	(554)	(642)
Total recorded	(668)	(915)	(582)	(670)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	2,117	2,408	33	140
Prior service cost	-	4	-	-
Total recorded in accumulated other comprehensive income, before tax	2,117	2,412	33	140

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2018 long-term expected return of 5.0 percent used in the calculations of pension expense compares to an actual rate of return of 8.2 percent and 6.6 percent over the last 10- and 20-year periods respectively, ending December 31, 2018.

	Pension benefits			Other postretirement benefits
millions of Canadian dollars	2018	2017	2016	2018	2017	2016
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.40	3.75	4.00	3.40	3.75	4.00
Long-term rate of return on funded assets	5.00	5.50	5.50	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of Canadian dollars
Components of net periodic benefit cost
Current service cost	239	217	203	17	16	16
Interest cost	302	313	319	22	23	27
Expected return on plan assets	(402)	(408)	(400)	-	-	-
Amortization of prior service cost	4	10	9	-	-	-
Amortization of actuarial loss (gain)	175	176	162	6	8	13
Net periodic benefit cost	318	308	293	45	47	56

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	(116)	123	241	(101)	(49)	46
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(175)	(176)	(162)	(6)	(8)	(13)
Amortization of prior service cost included in net periodic benefit cost	(4)	(10)	(9)	-	-	-
Total recorded in other comprehensive income	(295)	(63)	70	(107)	(57)	33

Total recorded in net periodic benefit cost and other comprehensive income, before tax	23	245	363	(62)	(10)	89

Costs for defined contribution plans, primarily the employee savings plan, were $41 million in 2018 (2017 - $40 million, 2016 - $44 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2018	2017	2016
(Charge) credit to other comprehensive income, before tax	402	120	(103)
Deferred income tax (charge) credit (note 18)	(104)	(38)	34
(Charge) credit to other comprehensive income, after tax	298	82	(69)

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. Consistent with the long-term nature of the liability, the plan assets are primarily invested in global, market-cap-weighted indexed equity and domestic indexed bond funds to diversify risk while minimizing costs. The equity funds hold Imperial Oil Limited stock only to the extent necessary to replicate the relevant equity index. The balance of the plan assets is largely invested in high-quality corporate and government debt securities. Studies are periodically conducted to establish the preferred target asset allocation. The target asset allocation for equity securities is 30 percent. The target allocation for debt securities is 67 percent. Plan assets for the remaining 3 percent are invested in venture capital partnerships that pursue a strategy of investment in U.S. and international early stage ventures.

The 2018 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2018, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	170	-	-	-	170
Non-Canadian	2,035	-	-	-	2,035
Debt securities - Canadian
Corporate	1,231	-	-	-	1,231
Government	3,987	-	-	-	3,987
Asset backed	3	-	-	-	3
Equities – Venture capital	226	-	-	-	226
Cash	39	33	-	-	6
Total plan assets at fair value	7,691	33	-	-	7,658

The 2017 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2017, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	182	-	-	-	182
Non-Canadian	2,138	-	-	-	2,138
Debt securities - Canadian
Corporate	1,248	-	-	-	1,248
Government	4,016	-	-	-	4,016
Asset backed	-	-	-	-	-
Equities – Venture capital	215	-	-	-	215
Cash	71	34	-	-	37
Total plan assets at fair value	7,870	34	-	-	7,836

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2018	2017
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	-	-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-
Accumulated benefit obligation less fair value of plan assets	-	-

For unfunded plans covered by book reserves:
Projected benefit obligation	488	507
Accumulated benefit obligation	451	480

Estimated 2019 amortization from accumulated other comprehensive income

millions of Canadian dollars	Pension benefits	Other postretirement benefits
Net actuarial loss (gain) (a)	150	2
(a)	The company amortizes the net balance of actuarial loss (gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

Cash flows

Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2019	435	28
2020	435	29
2021	440	29
2022	440	29
2023	440	29
2024 - 2028	2,170	150

In 2019, the company expects to make cash contributions of about $212 million to its pension plans.

Sensitivities

A one percent change in the assumptions at which retirement liabilities could be effectively settled is as follows:

Increase (decrease) millions of Canadian dollars	One percent increase	One percent decrease
Rate of return on plan assets:
Effect on net benefit cost, before tax	(80)	80

Discount rate:
Effect on net benefit cost, before tax	(95)	130
Effect on benefit obligation	(1,110)	1,425

Rate of pay increases:
Effect on net benefit cost, before tax	65	(50)
Effect on benefit obligation	255	(215)

A one percent change in the assumed health-care cost trend rate would have the following effects:

Increase (decrease) millions of Canadian dollars	One percent increase	One percent decrease
Effect on service and interest cost components	6	(5)
Effect on benefit obligation	65	(50)

6. Other long-term obligations

millions of Canadian dollars	2018	2017
Employee retirement benefits (a) (note 5)	1,195	1,529
Asset retirement obligations and other environmental liabilities (b) (d)	1,435	1,460
Share-based incentive compensation liabilities (note 8)	78	99
Other obligations (c)	235	692
Total other long-term obligations	2,943	3,780
(a)	Total recorded employee retirement benefits obligations also included $55 million in current liabilities (2017 – $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $118 million in current liabilities (2017 – $101 million).
(c)	Included carbon emission program obligations. Carbon emission program credits are recorded under other assets, including intangibles, net.
(d) For 2018, the asset retirement obligations were discounted at 6 percent (2017 - 6 percent).
	Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:
millions of Canadian dollars	2018	2017
Balance as at January 1	1,397	1,472
Additions (deductions)	(5)	(124)
Accretion	85	92
Settlement	(60)	(43)
Balance as at December 31	1,417	1,397

7.  Financial and derivative instruments

Financial instruments

The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2018, the fair value of long-term debt ($4,447 million, excluding capitalized lease obligations) was primarily a level 2 measurement.

Derivative instruments

The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. The company uses derivatives instruments to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and forecasted transactions. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company believes there are no material market or credit risks to the company’s financial position, results of operations or liquidity as a result of the derivatives. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity. The company does not designate derivative instruments as a hedge for hedge accounting purposes. Derivative instruments are currently not subject to a master netting agreement, and Imperial has not offset collateral against the carrying value of the derivatives.

The carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $31 million (2017 - $0 million) and gross liabilities of $15 million (2017 - $4 million) at year-end.

At December 31, 2018, the net notional forward long / (short) position of derivative instruments was (340,000) barrels for crude and was (350,000) barrels for products.

Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

millions of Canadian dollars	2018	2017	2016
Revenues	6	-	-
Purchases of crude oil and products	(24)	(5)	-
Total	(18)	(5)	-

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

The following table summarizes information about these units for the year ended December 31, 2018:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2018	5,859,050	149,408
Granted	739,870	15,540
Vested / Exercised	(1,275,640)	(13,253)
Forfeited and cancelled	(20,455)	-
Outstanding at December 31, 2018	5,302,825	151,695

In 2018, the before-tax compensation expense charged against income for these programs was $32 million (2017 - $14 million, 2016 - $83 million). Income tax benefit recognized in income related to compensation expense for the year was $9 million (2017 - $4 million, 2016 - $24 million). Cash payments of $59 million were made for these programs in 2018 (2017 - $71 million, 2016 - $79 million).

As of December 31, 2018, there was $75 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of non-vested restricted stock units is 3.9 years. All units under the deferred share programs have vested as of December 31, 2018.

9. Investment and other income

Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2018	2017	2016
Proceeds from asset sales	59	232	3,021

Book value of asset sales	5	12	777
Gain (loss) on asset sales, before-tax (a) (b)	54	220	2,244
Gain (loss) on asset sales, after-tax (a) (b)	38	192	1,908
(a)	2017 included a gain of $174 million ($151 million after tax) from the sale of surplus property in Ontario.
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

Additionally, the company has other commitments arising in the normal course of business for operating and capital needs, all of which are expected to be fulfilled with no adverse consequences material to the company’s operations or financial condition. Unconditional purchase obligations, as defined by accounting standards, are those long-term commitments that are non-cancelable or cancelable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. The company has not entered into any unconditional purchase obligations.

As a result of the completed sale of Imperial’s remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2018, for guarantees relating to performance under contracts of other third-party obligations totaling $35 million (2017 - $42 million).

In 2018 the company entered into an indemnification arrangement, under the terms of which the company is contingently liable for up to $46 million, for costs associated with continuing a third party pipeline project development.

11. Common shares

thousands of shares At December 31	2018	2017
Authorized	1,100,000	1,100,000
Common shares outstanding	782,565	831,242

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

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

		Thousands of shares	Millions of dollars
Balance as at January 1, 2016		847,599	1,566
Issued under employee share-based awards		1	-
Purchases at stated value		(1)	-
Balance as at December 31, 2016		847,599	1,566
Issued under employee share-based awards		2	-
Purchases at stated value		(16,359)	(30)
Balance as at December 31, 2017		831,242	1,536
Issued under employee share-based awards		2	-
Purchases at stated value		(48,679)	(90)
Balance as at December 31, 2018		782,565	1,446

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2018	2017	2016
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	2,314	490	2,165
Weighted average number of common shares outstanding (millions of shares)	807.5	842.9	847.6
Net income (loss) per common share (dollars)	2.87	0.58	2.55

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	2,314	490	2,165
Weighted average number of common shares outstanding (millions of shares)	807.5	842.9	847.6
Effect of employee share-based awards (millions of shares)	2.6	2.8	2.9
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	810.1	845.7	850.5
Net income (loss) per common share (dollars)	2.86	0.58	2.55

Dividends per common share – declared (dollars)	0.73	0.63	0.59

12. Miscellaneous financial information

In 2018, net income included an after-tax gain of $16 million (2017 – $5 million gain, 2016 – $5 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2018 by about $0.9 billion (2017 – $1.4 billion). Inventories of crude oil and products at year-end consisted of the following:

millions of Canadian dollars	2018	2017
Crude oil	731	690
Petroleum products	473	307
Chemical products	72	42
Natural gas and other	21	36
Total inventories of crude oil and products	1,297	1,075

Research expenditures are mainly spent on developing technologies to improve bitumen recovery, reduce costs and reduce the environmental impact of upstream operations, including technologies to reduce greenhouse gas emissions intensity, supporting environmental and process improvements in the refineries, as well as accessing ExxonMobil’s research worldwide.

The company has scientific research agreements with affiliates of ExxonMobil, which provide for technical and engineering work to be performed by all parties, the exchange of technical information and the assignment and licencing of patents, and patent rights. These agreements provide mutual access to scientific and operating data related to nearly every phase of the petroleum and petrochemical operations of the parties.

Net research and development costs charged to expenses in 2018 were $110 million (2017 – $111 million, 2016 – $152 million). These costs are included in expenses due to the uncertainty of future benefits.

Accounts payable and accrued liabilities included accrued taxes other than income taxes of $413 million at December 31, 2018 (2017 – $437 million).

13. Financing and additional notes and loans payable information

millions of Canadian dollars	2018	2017	2016
Debt-related interest (a)	133	103	121
Capitalized interest	(28)	(38)	(49)
Net interest expense	105	65	72
Other interest	3	13	(7)
Total financing (b)	108	78	65
(a)	Includes related party interest with ExxonMobil.
(b)

Cash interest payments in 2018 were $88 million (2017 – $58 million, 2016 – $73 million). The weighted average interest rate on short-term borrowings in 2018 was 1.5 percent (2017 – 0.9 percent, 2016 – 0.8 percent). Average effective rate on the long-term borrowings with ExxonMobil in 2018 was 2.0 percent (2017 – 1.3 percent, 2016 – 1.0 percent).

As at December 31, 2018, the company had borrowed $75 million under an arrangement with an affiliated company of ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil.

In November 2018, the company extended the maturity date of its existing $250 million committed long-term line of credit to November 2020. The company has not drawn on the facility.

In December 2018, the company extended the maturity date of its existing $250 million committed short-term line of credit to December 2019. The company has not drawn on the facility.

14. Leased facilities

At December 31, 2018, the company held non-cancelable operating leases covering primarily storage tanks, rail cars and marine vessels, with minimum undiscounted lease commitments totaling $291 million as indicated in the following table:

	Payments due by period
millions of Canadian dollars	2019	2020	2021	2022	2023	After 2023	Total
Lease payments under minimum commitments (a)	130	82	43	13	11	12	291
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2018 was $221 million (2017 - $206 million, 2016 - $253 million). Related rental income was not material.

15. Long-term debt

millions of Canadian dollars At December 31	2018	2017
Long-term debt (a)	4,447	4,447
Capital leases (b)	531	558
Total long-term debt	4,978	5,005
(a)

Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until July 31, 2020, cancelable if ExxonMobil provides at least 370 days advance written notice.

(b)

Capital leases are primarily associated with transportation facilities and services agreements. The average imputed rate was 7.1 percent in 2018 (2017 – 7.0 percent). Total capitalized lease obligations also include $27 million in current liabilities (2017 - $27 million). Principal payments on capital leases of approximately $14 million on average per year are due in each of the next four years after December 31, 2019.

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

Change in capitalized suspended exploratory well costs:

millions of Canadian dollars	2018	2017	2016
Balance as at January 1	-	143	167
Additions pending the determination of proved reserves	-	-	-
Charged to expense	-	(143)	(24)
Reclassification to wells, facilities and equipment based on the determination of proved reserves	-	-	-
Balance as at December 31	-	-	143

Period end capitalized suspended exploratory well costs:
millions of Canadian dollars	2018	2017	2016
Capitalized for a period of one year or less	-	-	-
Capitalized for a period of between one and ten years	-	-	143
Capitalized for a period of greater than one year	-	-	143

Total	-	-	143

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a breakdown of the number of projects with exploratory well costs capitalized in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2018	2017	2016
Number of projects with first capitalized well drilled in the preceding 12 months	-	-	-
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	-	-	1
Total	-	-	1

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

c)	To provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil;

d)	To provide for the option of equal participation in new upstream opportunities; and

e)	To enter into derivative agreements on the company’s behalf.

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.

The amounts of purchases and sales by Imperial in 2018, with ExxonMobil, were $4,036 million and $6,364 million respectively (2017 - $2,648 million and $4,080 million respectively). The amount of financing costs with ExxonMobil were $87 million (2017 - $57 million).

As at December 31, 2018, the company had outstanding long-term loans of $4,447 million (2017 – $4,447 million) and short-term loans of $75 million (2017 – $75 million) from ExxonMobil (see note 15, Long-term debt, on page 88 and note 13, Financing and additional notes and loans payable information, on page 87 for further details).

Imperial has other related party transactions not detailed above in note 17, as they are not significant.

18. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2018	2017	2016
Balance at January 1	(1,815)	(1,897)	(1,828)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	158	(54)	(210)
Amounts reclassified from accumulated other comprehensive income	140	136	141
Balance at December 31	(1,517)	(1,815)	(1,897)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

millions of Canadian dollars	2018	2017	2016
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(185)	(194)	(184)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 5).

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2018	2017	2016
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	59	(20)	(77)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	45	58	43
Total	104	38	(34)

Supplemental information on oil and gas exploration and production activities (unaudited)

The information on pages 92 to 93 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Syncrude, Kearl and other unproved mineable acreages in the following tables.

Results of operations
millions of Canadian dollars	2018	2017	2016
Sales to customers (a)	3,264	3,283	2,210
Intersegment sales (a) (b)	1,964	1,750	1,791
	5,228	5,033	4,001
Production expenses	4,342	3,959	3,657
Exploration expenses	19	183	94
Depreciation and depletion	1,151	1,623	1,275
Income taxes	(92)	(217)	(366)
Results of operations	(192)	(515)	(659)

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

Costs incurred in property acquisitions, exploration and development activities
millions of Canadian dollars	2018	2017	2016
Property costs (c)
Proved	-	-	1
Unproved	-	32	-
Exploration costs	19	40	70
Development costs	966	214	543
Total costs incurred in property acquisitions, exploration and development activities	985	286	614
(a)

Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments. These items are reported gross in note 3 in “Revenues”, “Intersegment sales” and in “Purchases of crude oil and products”.

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

Capitalized costs
millions of Canadian dollars	2018	2017
Property costs (a)
Proved	2,296	2,214
Unproved	2,372	2,465
Producing assets	38,695	38,332
Incomplete construction	1,214	673
Total capitalized cost	44,577	43,684
Accumulated depreciation and depletion	(14,897)	(13,733)
Net capitalized costs	29,680	29,951
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

Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2018	2017	2016
Future cash flows	174,326	72,325	53,743
Future production costs	(124,316)	(44,822)	(36,100)
Future development costs	(25,507)	(14,640)	(11,917)
Future income taxes	(5,232)	(3,916)	(1,263)
Future net cash flows	19,271	8,947	4,463
Annual discount of 10 percent for estimated timing of cash flows	(10,537)	(3,811)	(1,717)
Discounted future cash flows	8,734	5,136	2,746
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves
millions of Canadian dollars	2018	2017	2016
Balance at beginning of year	5,136	2,746	3,230
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(1,117)	(1,516)	(718)
Net changes in prices, development costs and production costs (a)	1,395	4,231	(1,468)
Extensions, discoveries, additions and improved recovery, less related costs	259	81	14
Development costs incurred during the year	923	376	651
Revisions of previous quantity estimates	2,157	110	56
Accretion of discount	584	290	417
Net change in income taxes	(603)	(1,182)	564
Net change	3,598	2,390	(484)
Balance at end of year	8,734	5,136	2,746

(a) SEC rules require the company’s reserves to be calculated on the basis of average first-of-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the Net Proved Reserves table.

Net proved reserves (a)
	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2016	34	583	581	3,515	4,227
Revisions	3	(58)	8	(2,720)	(2,719)
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	-	-	-	-
Discoveries and extensions	2	15	-	-	4
Production	(4)	(45)	(25)	(94)	(130)
End of year 2016	35	495	564	701	1,382

Revisions	4	115	(70)	332	286
Improved recovery	-	1	-	6	6
(Sale) purchase of reserves in place	4	28	-	-	9
Discoveries and extensions	2	43	-	-	9
Production	(1)	(41)	(21)	(93)	(122)
End of year 2017	44	641	473	946	1,570

Revisions	4	(66)	15	2,313	2,321
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	-	-	-	-
Discoveries and extensions	16	110	-	-	34
Production	(2)	(46)	(22)	(93)	(125)
End of year 2018	62	639	466	3,166	3,800

Net proved developed reserves included above, as of
January 1, 2016	23	283	581	3,063	3,714
December 31, 2016	19	263	564	436	1,063
December 31, 2017	9	282	473	591	1,120
December 31, 2018	24	273	466	2,861	3,396

Net proved undeveloped reserves included above, as of
January 1, 2016	11	300	-	452	513
December 31, 2016	16	232	-	265	319
December 31, 2017	35	359	-	355	450
December 31, 2018	38	366	-	305	404
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

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2016, 2017 and 2018. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s Rule 4-10 (a) of Regulation S-X.

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

At year-end 2017, an additional 0.3 billion barrels of bitumen at Kearl and Cold Lake qualified as proved reserves resulting from improved prices in the year. Downward revisions of proved developed synthetic oil reserves were a result of higher royalty obligations driven by higher pricing and mine plan updates.

As a result of improved prices in 2018, an additional 2.3 billion barrels of bitumen at Kearl qualified as proved reserves at year-end 2018.

Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company’s operating decisions and its outlook for future production volumes are not impacted by proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.

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

Quarterly financial data (a)

	2018				2017
	three months ended				three months ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Financial data (millions of Canadian dollars)
Total revenues and other income	7,890	9,732	9,543	7,934	8,077	7,158	7,033	7,156
Total expenses	6,804	8,706	9,279	7,237	8,286	6,662	7,158	6,736
Income (loss) before income taxes	1,086	1,026	264	697	(209)	496	(125)	420
Income taxes	233	277	68	181	(72)	125	(48)	87
Net income (loss)	853	749	196	516	(137)	371	(77)	333

Net income (loss) (millions of Canadian dollars)
Upstream	(310)	222	(6)	(44)	(481)	62	(201)	(86)
Downstream	1,142	502	201	521	290	292	78	380
Chemical	55	69	78	73	74	52	64	45
Corporate and other	(34)	(44)	(77)	(34)	(20)	(35)	(18)	(6)
Net income (loss)	853	749	196	516	(137)	371	(77)	333

Per share information (Canadian dollars)
Net income (loss) per common share - basic (b)	1.08	0.94	0.24	0.62	(0.16)	0.44	(0.09)	0.39
Net income (loss) per common share - diluted (b)	1.08	0.94	0.24	0.62	(0.16)	0.44	(0.09)	0.39
Dividends per common share - declared	0.19	0.19	0.19	0.16	0.16	0.16	0.16	0.15
(a)	Quarterly data has not been audited by the company’s independent auditors.

(b)	Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

Proxy information section

Nominees for director

The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated. S.D. Whittaker is currently a director and is not standing for re-election in 2019 as she will reach the company’s mandatory retirement age for directors in 2019. M.C. Hubbs was appointed to the board on July 26, 2018 and D.C. Brownell was appointed to the board on November 1, 2018.

Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 13, 2019, the effective date of this circular, unless otherwise indicated.

For more information on our director nominees, please see the Statement of corporate governance practice starting on page 104.

Director nominee tables

David C. Brownell

Spring, Texas, United States of America

Non-independent director

Age: 52

Director since: November 1, 2018

Skills and experience: Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Financial expertise, Government relations, Executive compensation

D.C. (Dave) Brownell is senior vice-president of global operations at ExxonMobil Fuels & Lubricants Company since January 2018, responsible for refining and midstream operations across the downstream. Mr. Brownell has also held leadership positions within supply, chemicals and refining. Prior to his current position, Mr. Brownell was vice-president of downstream business development and portfolio management, responsible for pursuing growth, restructuring or divestment opportunities across the downstream.

  Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 13, 2019 (#)	0	0	0	0	0

Total market value as at February 13, 2019 ($)	0	0	0	0	0

Year over year change (#)	0	0	0	0	0

    *No share ownership guidelines apply

Board and Committee Membership		Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Executive resources committee

  Public policy and corporate responsibility committee

  Nominations and corporate governance committee

  Community collaboration and engagement committee

		2 of 2 (100%) 2 of 2 (100%) 1 of 1 (100%) 1 of 1 (100%) 1 of 1 (100%)	None *no public board interlocks

Voting Results of 2018 Annual General Meeting:			Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: n/a	Votes Withheld: n/a

-  Senior vice president, global operations, ExxonMobil Fuels & Lubricants Company (2018 - Present) (Affiliate)

-  Vice president, downstream business development and portfolio management, ExxonMobil Refining & Supply Company (2014 – 2018) (Affiliate)

-  Refinery manager (Antwerp), ExxonMobil Refining & Supply Company (2012 – 2014) (Affiliate)

David W. Cornhill

Calgary, Alberta, Canada

Nonemployee director (independent)

Age: 65

Director since: November 29, 2017

Skills and experience: Leadership of large organizations, Operations/Technical, Project management, Strategy development, Audit committee financial expert, Financial expertise, Executive compensation

David Cornhill is chairman of the board of directors of AltaGas Ltd., a position he has held since the inception of AltaGas’ predecessor in 1994. Mr. Cornhill is a founding shareholder of AltaGas (and its predecessors). He was Chief Executive Officer of AltaGas from 1994 to 2016 and served as interim co-chief executive officer from
July to December 2018. Prior to forming AltaGas, Mr. Cornhill served in various capacities with Alberta and Southern Gas Co. Ltd, including Vice President, Finance and Administration, Treasurer and President and Chief Executive Officer. Mr. Cornhill is an experienced leader in the business community and is a strong supporter of communities and community collaboration, investment and enhancement. He is a member of the Ivey Advisory Board at Western University. Mr. Cornhill holds a Bachelor of Science (Hons.) degree and a Master of Business Administration degree, both from Western University, and he was awarded an honorary Doctor of Laws degree by the University in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 13, 2019 (#)	12,500 (<0.01%)	1,090	13,590	5,600	19,190

Total market value as at February 13, 2019 ($)	445,750	38,869	484,619	199,696	684,315

Year over year change (#)	0	736	736	3,000	3,736

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Audit committee

  Executive resources committee

  Public policy and corporate responsibility committee

  Nominations and corporate governance committee

  Community collaboration and engagement committee (Chair)

7 of 7 (100%) 4 of 5 (80%) 5 of 6 (83%) 2 of 3 (66%) 4 of 4 (100%) 2 of 2 (100%)

- AltaGas Ltd. (2010 – present)

- AltaGas Canada Inc. (2018 – present)

- Alterra Power Corp. (2008 – 2018)

- Painted Pony Energy Ltd. (2015 – 2017)

- Northern Power Systems Inc. (2014 – 2015)

*no public board interlocks

Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld:		- AltaGas Ltd., Chairman of the Board (1994 – present)
748,899,962 (99.84%) 1,199,471 (0.16%)		- AltaGas Ltd., Interim CEO (July to December 2018)
- AltaGas Ltd., Chief Executive Officer (1994 – 2016)

Krystyna T. Hoeg

Toronto, Ontario, Canada

Nonemployee director (independent)

Age: 69

Director since: May 1, 2008

Skills and experience: Leadership of large organizations, Project management, Global experience, Strategy development, Audit committee financial expert, Financial expertise, Executive compensation

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm of Touche Ross. She is currently a director of New Flyer Industries Inc. and is also a director of Samuel, Son & Co. Limited,
Revera Inc. and Arterra Wines Canada Inc., privately owned corporations. Ms. Hoeg is a past chair of the board of the Michael Garron Hospital.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 13, 2019 (#)	0	34,790	34,790	12,200	46,990

Total market value as at February 13, 2019 ($)	0	1,240,611	1,240,611	435,052	1,675,663

Year over year change (#)	0	3,649	3,649	1,000	4,649

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Audit committee (Chair)

  Executive resources committee

  Public policy and corporate responsibility committee

  Nominations and corporate governance committee

  Community collaboration and engagement committee

7 of 7 (100%) 5 of 5 (100%) 6 of 6 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)

- New Flyer Industries (2015 – Present)

- Sun Life Financial Inc. (2002 – 2016)

- Canadian Pacific Railway Limited (2007 – 2015)

- Canadian Pacific Railway Company (2007 – 2015)

- Shoppers Drug Mart Corporation (2006 – 2014)

*no public board interlocks

Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld:		None
747,621,826 (99.67%) 2,477,607 (0.33%)

Miranda C. Hubbs

Toronto, Ontario, Canada

Nonemployee director (independent)

Age: 52

Director since: July 26, 2018

Skills and experience: Global experience, Strategy development, Audit committee financial expert, Financial expertise, Information technology/Cybersecurity, Executive compensation

Miranda Hubbs is currently an independent director of Nutrien Ltd. and also serves as an independent director of PSP Investments (Public Sector Pension Investment Board). Ms. Hubbs serves on the board of the Canadian Red Cross and is a founding member and past national co-chair of the Canadian Red Cross Tiffany Circle—Women Leading Through Philanthropy. Prior to retirement in 2011, Ms. Hubbs was executive vice president and managing director of McLean Budden.
Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder and a National Association of Corporate Directors (NACD) Governance Fellow. Ms. Hubbs also received her CERT Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 13, 2019 (#)	0	1,454	1,454	3,000	4,454

Total market value as at February 13, 2019 ($)	0	51,850	51,850	106,980	158,830

Year over year change (#)	n/a	n/a	n/a	n/a	n/a

    *Has five years from appointment to meet the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Audit committee

  Executive resources committee

  Public policy and corporate responsibility committee

  Nominations and corporate governance committee

  Community collaboration and engagement committee

	4 of 4 (100%) 2 of 2 (100%) 3 of 3 (100%) 2 of 2 (100%) 2 of 2 (100%) 2 of 2 (100%)	- Nutrien Ltd. (2018 – present) - Agrium Inc. (2016 – 2018) - Spectra Energy Corporation (2015 – 2017) *no public board interlocks

Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
n/a n/a		None

Richard M. Kruger

Calgary, Alberta, Canada

Non-independent director

Age: 59

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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 13, 2019 (#)	0	0	0	545,800	545,800

Total market value as at February 13, 2019 ($)	0	0	0	19,463,228	19,463,228

Year over year change (#)	0	0	0	53,300	53,300

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board (Chair) Community collaboration and engagement committee	7 of 7 (100%) 2 of 2 (100%)	None *no public board interlocks
Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld:		None
743,310,611 (99.09%) 6,788,822 (0.91%)

Jack M. Mintz

Calgary, Alberta, Canada

Nonemployee director (independent)

Age: 67

Director since: April 21, 2005

Skills and experience: Global experience, Strategy development, Financial expertise, Government relations, Academic/research, Executive compensation

Dr. Mintz is currently the President’s Fellow at the University of Calgary’s School of Public Policy, a position he has held since July 2015. Dr. Mintz also serves as the national policy advisor for EY (formerly Ernst & Young) and in November 2017 he was appointed as Senior Fellow at Massey College, Toronto. From 2006 to 2015, Dr. Mintz was the founding Director and Palmer Chair in Public Policy for the University of Calgary, and from 1999 to 2006, he was the president and chief executive officer of The C.D. Howe Institute. He has been a member of the board of Morneau Shepell since 2010. He has also been a professor at Queen’s University Economics Department from 1978 to 1989 and the Joseph L. Rotman School of Management at the University of Toronto from 1989 to 2007. Dr. Mintz also has published widely in the fields of public economics and fiscal federalism, has been an advisor to governments throughout the world on fiscal matters, and has frequently published articles in national newspapers and magazines. Dr. Mintz received the Order of Canada in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 13, 2019 (#)	1,000 (<0.01%)	30,592	31,592	12,200	43,792
Total market value as at February 13, 2019 ($)	35,660	1,090,911	1,126,571	435,052	1,561,623
Year over year change (#)	0	3,569	3,569	1,000	4,569

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Audit committee

  Executive resources committee

  Public policy and corporate responsibility committee (Chair)

  Nominations and corporate governance committee

  Community collaboration and engagement committee

	7 of 7 (100%) 5 of 5 (100%) 6 of 6 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- Morneau Shepell Inc. (2010 – Present) *no public board interlocks
Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 747,103,390 (99.60%) 2,996, 043 (0.40%)		None

David S. Sutherland

Scottsdale, Arizona, United States of America

Nonemployee director (independent)

Age: 69

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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 13, 2019 (#)	55,000 (<0.01%)	27,969	82,969	12,200	95,169
Total market value as at February 13, 2019 ($)	1,961,300	997,375	2,958,675	435,052	3,393,727
Year over year change (#)	0	3,520	3,520	1,000	4,520

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2018	Public Company Directorships in the Past Five Years*

  Imperial Oil Limited board

  Audit committee

  Executive resources committee (Chair)

  Public policy and corporate responsibility committee

  Nominations and corporate governance committee

  Community collaboration and engagement committee

	7 of 7 (100%) 5 of 5 (100%) 6 of 6 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- GATX Corporation (2007 – Present) - United States Steel Corporation, (2008 – Present) *no public board interlocks
Voting Results of 2018 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 748,032,202 (99.72%) 2,067,231 (0.28%)		None

Footnotes to director nominee tables on pages 98 through 101:

(a)

The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.

(b)

The company’s plan for restricted stock units for nonemployee directors is described on page 122. The company’s plan for deferred share units for nonemployee directors is described on page 121. The company’s plan for restricted stock units for selected employees is described on page 142.

(c)

The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2012 through 2018 and deferred share units received since directors’ appointment.

(d)

The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $35.66 on February 13, 2019.

Director holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#)(b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($)(c)

D.C. Brownell	2,841	56,000	58,841	5,940,293

R.M. Kruger	1,741	118,500	120,241	12,138,930

D.S. Sutherland	5,730	-	5,730	578,472

(a)

Holdings as at February 13, 2019. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually. D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and J.M. Mintz do not own common shares or hold restricted stock of Exxon Mobil Corporation.

(b)

The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.

(c)

The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $76.25 U.S., which is converted to Canadian dollars at the daily rate of exchange of $1.3240 provided by the Bank of Canada for February 13, 2019.

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

Corporate governance disclosure

Corporate governance at a glance

Controlled company	Yes

Size of current board	8

Current number of independent directors	6

Women on current board	3

Average attendance of directors at board and committee meetings	96%

Independent chair of the executive sessions	Yes

In camera sessions of independent directors at every board meeting	Yes

Independent status of audit committee	100%

Audit committee members financially literate	All

Independent status of executive resources committee	85%

Independent status of nominations and corporate governance committee	85%

Majority of independent directors on all committees	Yes

Individual director elections	Yes

Average tenure of director nominees (approximate)	6 years

Average age of director nominees (approximate)	62 years

Mandatory retirement age	72 years

Majority voting policy	Yes

Separate board chair and CEO	No

Number of board interlocks	None

No director serves on more than two boards of another reporting issuer	Yes

Share ownership requirements for independent directors	Yes

Share ownership requirements for chairman and chief executive officer	Yes

Board orientation and education program	Yes

Code of business conduct and ethics	Yes

Board and committee charters	Yes

Position descriptions for the chairman and chief executive officer and the chair of each committee	Yes

Skills matrix for directors	Yes

Annual board evaluation process	Yes

Annual advisory vote on executive compensation	No

Dual-class shares	No

Change of control agreements	No

Statement of corporate governance practice

This section provides information pertaining to our board, the committees of the board, ethics, diversity and shareholder engagement. The company is committed to high corporate governance standards and best practices. The company’s corporate governance policies and practices comply with and in most cases exceed the requirements of National Instrument 52-110 Audit Committees (NI 52-110), National Policy 58-201 Corporate Governance Guidelines (NP 58-201) and National Instrument 58-101 Disclosure of Corporate Governance Practices (NI 58-101). The company’s common shares trade on the Toronto Stock Exchange and the NYSE American LLC and our corporate governance practices reflect the standards of these exchanges.

The company continually reviews its governance practices and monitors regulatory changes.

Composition of our board nominees

Tenure of our board nominees

The board charter provides that incumbent directors will not be re-nominated if they have attained the age of 72, except under exceptional circumstances and at the request of the chairman. The company does not have term limits for independent directors because it values the comprehensive knowledge of the company that long serving directors possess and independent directors are expected to remain qualified to serve for a minimum of five years. The following chart shows the current years of service of the nominees for the board of directors and the year they would normally be expected to retire from the board.

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors

D.C. Brownell	2 months	-

D.W. Cornhill	1 year	2025

K.T. Hoeg	11 years	2022

M.C. Hubbs	7 months	2038

R.M. Kruger	6 years	-

J.M. Mintz	14 years	2023

D.S. Sutherland	9 years	2022
Years of combined experience on the board: approximately 42 years Average tenure on the board: approximately 6 years Average age of directors: approximately 62 years

Skills and experience of our board members

Our directors provide a wide range of skills, diversity and experience.

The current directors collectively have experience and expertise required to ensure effective stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the nominees tables on pages 98 through 101 of this circular.

The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director that led the board to conclude that such person should serve as a director of the company.

	D.C. Brownell (a)	D.W. Cornhill	K.T. Hoeg	M.C. Hubbs (b)	R.M. Kruger	J.M. Mintz	D.S. Sutherland	S.D. Whittaker (c)

Leadership of large organizations	∎	∎	∎		∎		∎	∎

Operations / Technical	∎	∎			∎		∎

Project management	∎	∎	∎		∎

Global experience	∎		∎	∎	∎	∎	∎	∎

Strategy development	∎	∎	∎	∎	∎	∎	∎	∎

Audit committee financial expert		∎	∎	∎			∎	∎

Financial expertise	∎	∎	∎	∎	∎	∎	∎	∎

Government relations	∎				∎	∎	∎	∎

Academic / Research						∎

Information technology / Cybersecurity				∎				∎

Executive compensation	∎	∎	∎	∎	∎	∎	∎	∎

(a)	D.C. Brownell was appointed to the board and its committees on November 1, 2018.
(b)	M.C. Hubbs was appointed to the board and its committees on July 26, 2018.
(c)	S.D. Whittaker is currently a director, but is not standing for re-election at the annual meeting of shareholders.

Independence of our board members

Five out of seven of the director nominees are independent.

The board is currently composed of eight directors, seven of whom will be standing for re-election at the annual meeting of shareholders on April 26, 2019. S.D. Whittaker will not stand for re-election as she will reach the company’s mandatory retirement age for directors in 2019. The majority of the board (six out of eight) and nominees (five out of seven) are independent. The independent directors are not employees of the company.

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

D.C. Brownell is also a non-independent director as he is an officer of Exxon Mobil Corporation. The company believes that Mr. Brownell, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status

D.C. Brownell (a)			∎	D.C. Brownell is an officer of Exxon Mobil Corporation.

D.W. Cornhill		∎

K.T. Hoeg		∎

M.C. Hubbs (b)		∎

R.M. Kruger	∎		∎	R.M. Kruger is a director and chairman, president and chief executive officer of Imperial Oil Limited.

J.M. Mintz		∎

D.S. Sutherland		∎

S.D. Whittaker (c)		∎

(a)	D.C. Brownell was appointed to the board and its committees on November 1, 2018.
(b)	M.C. Hubbs was appointed to the board and its committees on July 26, 2018.
(c)	S.D. Whittaker is currently a director, but is not standing for re-election at the annual meeting of shareholders.

Committee membership of our board

Each committee is chaired by a different independent director and all of the independent directors are members of each committee.

The chart below shows the company’s current committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Public policy and corporate responsibility committee	Executive resources committee	Community collaboration and engagement committee

D.C. Brownell (a)	∎	-	∎	∎	∎

D.W. Cornhill (c)	∎	∎	∎	∎	∎ Chair

K.T. Hoeg (c)	∎	∎ Chair	∎	∎	∎

M.C. Hubbs (c)	∎	∎	∎	∎	∎

R.M. Kruger (a)	-	-	-	-	∎

J.M. Mintz	∎	∎	∎ Chair	∎	∎

D.S. Sutherland (c)	∎	∎	∎	∎ Chair	∎

S.D. Whittaker (c)	∎ Chair	∎	∎	∎	∎

(a)	Not independent directors.
(b)	All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)	Audit committee financial experts under U.S. regulatory requirements.

Number of meetings

The chart below shows the number of board, committee and annual meetings held in 2018.

Board or committee	Number of meetings held in 2018

Imperial Oil Limited board	7

Audit committee	5

Executive resources committee	6

Public policy and corporate responsibility committee	3

Nominations and corporate governance committee	4

Community collaboration and engagement committee	2

Annual meeting of shareholders	1

Attendance of our board members in 2018

96% board and committee meeting attendance from all members.

The following chart provides a summary of the attendance record of each of the directors in 2018. The attendance record of each director nominee is also set out in his or her biographical information on pages 98 through 101. The attendance chart also provides an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Public policy and corporate responsibility committee (e)	Nominations and corporate governance committee	Community collaboration and engagement committee (e)	Annual meeting	Total	Percentage by director
D.C. Brownell (a)	2 of 2	-	2 of 2	1 of 1	1 of 1	1 of 1	-	7 of 7	100%
D.W. Cornhill	7 of 7	4 of 5	5 of 6	2 of 3	4 of 4	2 of 2 (chair)	1 of 1	25 of 28	89%
K.T. Hoeg	7 of 7	5 of 5 (chair)	6 of 6	3 of 3	4 of 4	2 of 2	1 of 1	28 of 28	100%
M.C. Hubbs (b)	4 of 4	2 of 2	3 of 3	2 of 2	2 of 2	2 of 2	-	15 of 15	100%
R.M. Kruger	7 of 7 (chair)	-	-	-	-	2 of 2	1 of 1	9 of 9	100%
J.M. Mintz	7 of 7	5 of 5	6 of 6	3 of 3 (chair)	4 of 4	2 of 2	1 of 1	28 of 28	100%
D.S. Sutherland	7 of 7	5 of 5	6 of 6 (chair)	3 of 3	4 of 4	2 of 2	1 of 1	28 of 28	100%
D.G. Wascom (c)	5 of 5	-	3 of 4	2 of 2	2 of 3	1 of 1	1 of 1	14 of 16	88%
S.D. Whittaker	7 of 7	5 of 5	6 of 6	3 of 3	4 of 4 (chair)	2 of 2	1 of 1	28 of 28	100%
V.L. Young (d)	2 of 3	2 of 3	2 of 3	1 of 1	1 of 2	-	1 of 1	9 of 13	69%
Percentage by committee	98%	93%	93%	95%	93%	100%	100%	191 of 200	Overall attendance 96%

(a)	D.C. Brownell was appointed to the board and its committees on November 1, 2018.
(b)	M.C. Hubbs was appointed to the board and its committees on July 26, 2018.
(c)	D.G Wascom resigned from the board and its committees on October 31, 2018.
(d)	V.L. Young retired from the board and its committees on April 27, 2018 and was chair of the audit committee until retirement.
(e)

In 2018, the environment, health and safety committee was changed to the public policy and corporate responsibility committee and the contributions committee was changed to the community collaboration and engagement committee. For a discussion on these changes, see the Committee structure section on page 112.

Other public company directorships of our board members

No director serves on more than two boards of another reporting issuer.

The following table shows which directors serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director	Other reporting issuers of which director is also a director	Type of company	Stock symbol: Exchange	Committee appointments
D.C. Brownell	-	-	-	-
D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	Chairman of the board
	AltaGas Canada Inc.	Diversified energy company	ACI:TSX	Chairman of the board
K.T. Hoeg	New Flyer Industries Inc.	Manufacturer of heavy duty transit buses	NFI:TSX	Human resources, compensation, and corporate governance committee and audit committee
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Corporate governance and nominating committee and safety, health, environment and security committee
R.M. Kruger	-	-	-	-
J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI:TSX	Audit committee (chair) and governance committee
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT:NYSE	Compensation committee (chair) and governance committee
	United States Steel Corporation	Iron and steel	X:NYSE	Chairman of the board
S.D. Whittaker	-	-	-	-

Interlocking directorships of our board members

As of the date of this proxy circular, there are no interlocking public company directorships among the directors listed in this circular.

Director qualification and selection process

The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The committee identifies candidates from a number of sources, including executive search firms and referrals from existing directors. The process for selection is described in paragraph 10 (a) of the Board of Directors Charter found in Appendix A of this circular. The committee will consider potential future candidates as required. In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees with the objective of providing for diversity among the nonemployee directors. The following key criteria are considered to be relevant to the work of the board of directors and its committees:

Work experience

●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations / Technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)

Other expertise

●	Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 115)
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic / Research)
●	Expertise in information technology and cybersecurity (Information technology / Cybersecurity)
●	Expertise in executive compensation policies and practices (Executive compensation)

The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:

●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
●	providing diversity of age, gender and regional association.

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

Continuing education is provided to board and committee members through regular presentations by management, which focus on providing more in-depth information about key aspects of the business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. In September 2018, the board visited the Kearl site for a tour of the facility and presentations specific to the work being performed at the site. The board and the committees also received a number of presentations in 2018 that focused on performance, strategy and opportunities for the business. Some of these presentations included an asset impairment review, an investor relations review, a risk management review, climate and carbon policy updates, a review of environmental performance, a review of upstream and downstream performance and improvement plans, and a competition and anti-corruption review. The board was also provided an information technology and cybersecurity update including key cybersecurity trends, risks, mitigation efforts, and system improvements.

Members of Exxon Mobil Corporation’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2018, the directors received a presentation on ExxonMobil’s information technology and cybersecurity processes, an energy outlook presentation, an overview of ExxonMobil’s global business, and a presentation on ExxonMobil’s audit program and processes.

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

Directors are encouraged to participate in other continuing education programs and events to ensure their skills and knowledge remain current.

Board performance assessment

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2018, the directors engaged in a performance assessment with the chairman, president and chief executive officer during which the directors evaluated the board and each committee’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discussed a summary of these assessment outcomes at its January 2019 meeting.

Board and committee structure

Leadership structure

The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position. The company does not have a lead director. While the chairman of the board is not an independent director, S.D. Whittaker, chair of the executive sessions of the board, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions, and reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties. The position description of the chair of the executive sessions is described in paragraph 9 (c) of the Board of Directors Charter attached as Appendix A.

Independent director executive sessions

The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2018. The purposes of the executive sessions of the board include the following:

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

Committee structure

The board has created five committees to help carry out its duties. In 2018, the board of directors approved changes to two committees of the board. The name of the environment, health and safety committee was changed to the public policy and corporate responsibility committee, and a new charter was adopted for this committee. The name of the contributions committee was changed to the community collaboration and engagement committee, and a new charter was adopted for this committee. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. D.C. Brownell is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. R.M. Kruger is also a member of the community collaboration and engagement committee.

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

Risk oversight

The company is governed by a comprehensive and well-established risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework.

The company’s risk management system includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. The system is implemented through various policies, guidelines, processes and systems, including:

●	energy outlook scenarios;
●	strategic planning;
●	risk management guidelines;
●	code of ethics and standards of business conduct;
●	delegation of authority guidelines;
●	credit risk assessment guidelines;
●	controls and operations integrity management systems;
●	capital project management systems;
●	IT risk management (including information technology, systems and cybersecurity);
●	guidelines for the management and protection of information; and
●	business continuity plans.

For a discussion on the company’s risk management in relation to executive compensation, see the Compensation discussion and analysis section starting on page 136.

The chairman, president and chief executive officer is charged with identifying the company’s principal risks and ensuring appropriate systems are in place to manage these risks. The full board of directors is responsible for reviewing the principal risks and overseeing the implementation of the risk management system. In addition, the various committees of the board assist in risk oversight for issues that fall under their responsibility. For example, the audit committee oversees the company’s system of internal accounting and financial controls, the executive resources committee oversees the compensation programs and practices in relation to risk management, and the public policy and corporate responsibility committee oversees the policies and practices that manage environment, health and safety risk.

The board and its committees carry out their risk oversight responsibility through regular reviews and assessments. The board carefully considers these risks in evaluating strategic plans and specific proposals for capital expenditures and budget additions. Topic-specific assessments, such as for compliance programs, controls, business performance, regulatory changes and risk management, are conducted regularly and as necessary. The board also visits one or more of the company’s operating sites each year to better understand issues associated with the company’s business. Members of the board ask questions of management to ensure risks are identified, assessed, mitigated, and monitored.

The following table provides additional oversight and other information about the board and its five committees:

Board of directors

The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix A of this circular.

Directors	● R.M. Kruger (chair) ● D.C. Brownell ● D.W. Cornhill ● K.T. Hoeg	● M.C. Hubbs ● J.M. Mintz ● D.S. Sutherland ● S.D. Whittaker
Number of meetings

Seven meetings of the board of directors were held in 2018. There were no special meetings held this year. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2018.

Board highlights in 2018

●   Provided oversight in support of safety and environmental performance.

●   Regularly discussed industry activity, market updates and company initiatives.

●   Regularly discussed operational and project updates.

●   Regularly discussed risk management and business controls environment.

●   Regularly reviewed information technology, systems and cybersecurity strategies (including trends, risks, preparedness, mitigation, response and system improvements) to assess the security and integrity of the company’s information, systems and assets.

●   Regularly assessed performance of the Kearl oil sands operations and monitored progress on funding for reliability improvements.

●   Reviewed and approved funding for Aspen project.

●   Expanded share buyback program to return surplus cash to shareholders.

●   Discussed comprehensive company strategy for all business lines.

●   Conducted a tour and information overview of the Kearl site.

●   Appointed two new directors to the board.

●   Approved name changes and updated charters for public policy and corporate responsibility committee and community collaboration and engagement committee to reflect expanded mandates of those committees.

Role in risk oversight

The company’s financial, execution and operational risk rests with management and the company is governed by well-established risk management systems. The board of directors are responsible for reviewing the company’s principal risks and overseeing the implementation of the appropriate systems to manage these risks. The board carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions. It also approves and monitors compliance with the code of ethics and business conduct, and ensures that executive officers create a culture of integrity throughout the company. The board reviews the company’s information technology, systems and cybersecurity to ensure they adequately protect the company’s corporate information and assets.

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

Audit committee

The role of the audit committee includes selecting and overseeing the independent auditor, reviewing the scope and results of the audit conducted by the independent auditor, assisting the board in overseeing the integrity of the company’s financial statements, the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls, approving any changes in accounting principles and practices, and reviewing the results of monitoring activity under the company’s business ethics compliance program. The formal mandate of the committee can be found within the Audit Committee Charter in Appendix A of this circular.

Committee members	● K.T. Hoeg (chair) ● S.D. Whittaker (vice-chair) ● D.W. Cornhill	● M.C. Hubbs ● J.M. Mintz ● D.S. Sutherland
Number of meetings

Five meetings of the audit committee were held in 2018. The committee members met in camera without management present and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2018

●   Reviewed and recommended for approval the interim and full year financial and operating results.

●   Reviewed and assessed the company’s system of internal controls and auditing procedures, and the results of the internal auditor’s audit program.

●   Reviewed and assessed the external auditor plan, performance and fees.

●   Reviewed the committee’s mandate and completed the committee self-assessment.

●   Reviewed evolving regulations and reporting obligations.

●   Reviewed the asset impairment process.

●   Reviewed the finance plan.

●   Performed external auditor performance evaluation.

Financial expertise

The company’s board of directors has determined that D.W. Cornhill, K.T. Hoeg, M.C. Hubbs, D.S. Sutherland and S.D. Whittaker meet the definition of “audit committee financial expert”. The U.S. Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification. All members of the audit committee are financially literate within the meaning of Multilateral Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.

Role in risk oversight

The audit committee also has an important role in risk oversight, and regularly receives updates from management on the company’s risk management systems. The audit committee oversees risks associated with financial and accounting matters, including compliance with legal and regulatory requirements, and the company’s financial reporting and internal controls systems. In addition, it reviews the scope of PricewaterhouseCoopers’ audit in light of risks associated with the energy industry, the regulatory environment and company-specific financial audit risks. The committee also reviews financial statements and internal and external audit results, and any changes proposed to accounting principles and practices.

Independence

The audit committee is composed entirely of independent directors. All members met board approved independence standards, as that term is defined in Multilateral Instrument 52-110 Audit Committees, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC.

Executive resources committee

The executive resources committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers reporting directly to that position. In addition to compensation matters, the committee is also responsible for succession plans and appointments to senior executive and officer positions, including the chief executive officer. The formal mandate of the committee can be found within the Executive Resources Committee Charter in Appendix A of this circular.

Committee members	● D.S. Sutherland (chair) ● D.W. Cornhill (vice-chair) ● D.C. Brownell ● K.T. Hoeg	● M.C. Hubbs ● J.M. Mintz ● S.D. Whittaker
None of the members of the executive resources committee currently serves as a chief executive officer of another company.
Number of meetings	Six meetings of the executive resources committee were held in 2018.
Committee highlights in 2018

●   Reviewed executive compensation program and principles.

●   Reviewed current and planned activities to address upcoming legislative changes impacting the workforce (cannabis legalization, employment and labour standards).

●   Reviewed harassment policy and administrative process outcomes.

●   Continued focus on succession planning for senior management positions.

●   Appointment of senior vice president, finance and administration and controller.

●   Appointment of director, corporate tax.

●   Appointment of assistant general counsel downstream and corporate departments and corporate secretary.

Committee members relevant skills and experience

D.W. Cornhill, K.T. Hoeg, M.C. Hubbs, D.S. Sutherland and S.D. Whittaker had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Mr. Cornhill, Ms. Hoeg, Dr. Mintz, Mr. Sutherland and Ms. Whittaker serve or have served on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Role in risk oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.
Independence

The members of the executive resources committee are independent, with the exception of D.C. Brownell, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Brownell as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Brownell’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Public policy and corporate responsibility committee

The role of the public policy and corporate responsibility committee is to review and monitor the company’s policies and practices in matters of the environment, health and safety and to monitor the company’s compliance with legislative, regulatory and corporate standards in these areas. The committee monitors trends and reviews current and emerging public policy. The formal mandate of the committee can be found within the Public Policy and Corporate Responsibility Committee Charter in Appendix A of this circular.

Committee members	● J.M. Mintz (chair) ● D.S. Sutherland (vice-chair) ● D.C. Brownell ● D.W. Cornhill	● K.T. Hoeg ● M.C. Hubbs ● S.D. Whittaker
Number of meetings	Three meetings of the public policy and corporate responsibility committee were held in 2018.
Committee highlights in 2018

●  Personnel and process safety review.

●  Health review.

●  Risk management review.

●  Emissions and environmental incident review.

●  Operations integrity management system review.

●  Key issue reviews on climate policy, NAFTA, market access, regulatory reform and corporate reporting.

Role in risk oversight

The public policy and corporate responsibility committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas. The committee receives regular reports from management on these matters.

Independence	The members of the public policy and corporate responsibility committee are independent, with the exception of D.C. Brownell.

Nominations and corporate governance committee

The role of the nominations and corporate governance committee is to oversee issues of corporate governance as they apply to the company, including the overall performance of the board, review potential nominees for directorship and review the charters of the board and any of its committees. The formal mandate of the committee can be found within the Nominations and Corporate Governance Committee Charter in Appendix A of this circular.

Committee members	● S.D. Whittaker (chair) ● J.M. Mintz (vice-chair) ● D.C. Brownell ● D.W. Cornhill	● K.T. Hoeg ● M.C. Hubbs ● D.S. Sutherland
Number of meetings	Four meetings of the nominations and corporate governance committee were held in 2018.
Committee highlights in 2018

●  Board succession planning and recommendation to appoint a new director.

●  Board and committee charter revisions.

●  Approval of the statement of corporate governance practices.

●  Completion of the board and committee self-assessment.

●  Review of director compensation principles.

●  Recommended name changes and updated charters for the public policy and corporate responsibility committee and the community collaboration and engagement committee to reflect expanded mandates of those committees.

Role in risk oversight	The nominations and corporate governance committee oversees risk by implementing an effective program for corporate governance, including board composition and succession planning.
Independence

The members of the nominations and corporate governance committee are independent, with the exception of D.C. Brownell, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations” – October, 2011, would view Mr. Brownell as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Brownell’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Community collaboration and engagement committee

The role of the community collaboration and engagement committee is to oversee all of the company’s community investment activities, including charitable donations. The formal mandate of the committee can be found within the Community Collaboration and Engagement Committee Charter in Appendix A of this circular.

Committee members	● D.W. Cornhill (chair) ● K.T. Hoeg (vice-chair) ● D.C. Brownell ● M.C. Hubbs	● R.M. Kruger ● J.M. Mintz ● D.S. Sutherland ● S.D. Whittaker
Number of meetings	Two meetings of the community collaboration and engagement committee were held in 2018.
Committee highlights in 2018

●  Imperial contributed $16 million to communities across Canada in 2017 as assessed by London Benchmarking Group (LBG) – a value leveraged through employees and community partners at a higher rate than industry average.

●  Partnered with Mount Royal University in environment, sustainability and governance reporting research to improve industry’s understanding of stakeholder expectations and best practices.

●  Increased contributions and sponsorship support for Indigenous leadership and capacity building in operating communities including on-reserve training, industry research on employment barriers and relationship building with Indigenous social media influencers.

●  Successfully signed Indigenous Community Benefit Agreements for Kearl and Aspen.

●  Contributed $3.2 million in 2018 to support Imperial’s United Way partners across Canada.

Independence	The majority of the members of the community collaboration and engagement committee are independent (six out of eight) with the exception of R.M. Kruger and D.C. Brownell.

Director compensation

Director compensation discussion and analysis

Directors’ compensation is intended to align the long-term

financial interests of the directors with those of the shareholders.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The nominations and corporate governance committee decided not to use an external research firm to assemble the comparator data to determine compensation for the July 1, 2018 - June 30, 2019 period. The committee relied instead on an internally-led assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internal assessment maintained the compensation design philosophy, objectives and principles, and was consistent with previous methodology used in this analysis.

Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 121.

Compensation decision making process and considerations

The nominations and corporate governance committee relies on market comparisons with a group of 18 major Canadian companies with national and international scope and complexity. The company draws its nonemployee directors from a wide variety of industrial sectors and, as such, a broad sample is appropriate for this purpose. The nominations and corporate governance committee does not target any specific percentile among comparator companies at which to align compensation for this group.

The 18 comparator companies included in the benchmark sample are as follows:

Energy	Non-Energy
Canadian Natural Resources Limited	Air Canada

Cenovus Energy Inc.	Bank of Nova Scotia

Encana Corporation	BCE Inc.

Enbridge Inc.	Canadian National Railway Company

Husky Energy Inc.	Royal Bank of Canada

Parkland Fuel Corporation	Sun Life Financial Inc.

Suncor Energy Inc.	Teck Resources Limited

TransCanada Corporation	TELUS Corporation

Thomson Reuters Corporation

The Toronto-Dominion Bank

Hedging policy

Company policy prohibits all employees, including executives, and directors, from purchasing or selling puts, calls, other options or futures contracts on the company or Exxon Mobil Corporation stock.

For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 136.

Compensation details

Board and committee chair retainer

The compensation of the nonemployee directors is assessed annually.

Effective July 1, 2017, the nonemployee directors received an annual retainer for board membership of $110,000 per year and a retainer of $10,000 for each committee chaired. Nonemployee directors also received a grant of 2,600 restricted stock units. There were no committee membership retainers or fees for unscheduled meetings.

In 2018, the nominations and corporate governance committee recommended, and the board subsequently approved a change to the compensation paid to the nonemployee directors. Effective July 1, 2018, the nonemployee directors received an annual retainer for board membership of $110,000 per year. The retainer for each committee chaired was eliminated, and the grant of restricted stock units was increased from 2,600 to 3,000.

The following table summarizes the compensation terms for the nonemployee directors in 2018:

Director compensation
Annual retainer terms: (a)	From July 1, 2017 to June 30, 2018	Effective July 1, 2018
Cash retainer:
Board membership	$110,000 annually	$110,000 annually
Committee chair	$10,000 annually	None
Equity based compensation:
Restricted stock units	2,600 units (which vest on the 5th and 10th anniversary of date of grant)	3,000 units (which vest on the 5th and 10th anniversary of date of grant)

(a)

The nonemployee directors may elect to take all or a portion of the cash retainer in the form of deferred share units. Nonemployee directors who were appointed to the board during 2018 receive the full restricted stock unit grant and a prorated cash retainer based on the date of appointment.

Equity based compensation

Deferred share units

In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.

The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2018.

Director	Election for 2018 director’s fees in cash (%)	Election for 2018 director’s fees in deferred share units (%)

D.W. Cornhill	75	25

K.T. Hoeg	0	100

M.C. Hubbs (a)	0	100

J.M. Mintz	0	100

D.S. Sutherland	0	100

S.D. Whittaker	50	50

V.L. Young (b)	100	0

(a)	M.C. Hubbs was appointed to the board and its committees on July 26, 2018.
(b)	V.L. Young retired from the board and its committees on April 27, 2018.

The number of deferred share units granted to a nonemployee director is determined at the end of each calendar quarter for that year by dividing (i) the dollar amount of the nonemployee director’s fees for that calendar quarter that the director elected to receive as deferred share units, by (ii) the average of the closing price of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days (“average closing price”) immediately prior to the last day of that calendar quarter. Those deferred share units are granted effective the last day of that calendar quarter.

A nonemployee director is granted additional deferred share units in respect of the unexercised deferred share units on the dividend payment dates for the common shares of the company. The number of such additional deferred share units is determined for each cash dividend payment date by the following calculation: (i) the cash dividend payable for a common share of the company divided by the average closing price immediately prior to the payment date for that dividend; multiplied by (ii) the number of unexercised deferred share units held by the nonemployee directors on the dividend record date.

A nonemployee director may only exercise these deferred share units by the end of the calendar year following the year of termination of service as a director of the company, including termination of service due to death. No deferred share units may be exercised unless all of the deferred share units are exercised on the same date.

Restricted stock units

In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. The restricted stock unit plan is described in more detail beginning on page 142.

Up until 2015, an award of 2,000 restricted stock units was granted annually with 50 percent vesting on the third anniversary of the grant date and the remaining 50 percent vesting on the seventh anniversary of the grant date. On the third anniversary, directors receive a cash payment for the units to be vested. On the seventh anniversary, directors may elect to receive one common share for each unit or a cash payment for the units.

In 2016, in order to better align the long-term financial interests of the directors with those of the shareholders, the vesting period of the restricted stock units was increased such that 50 percent vests on the fifth anniversary of the grant date and the remaining 50 percent vests on the tenth anniversary of the grant date. For all the units to be vested, directors may elect to receive one common share for each unit or a cash payment for the units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death. In addition, in 2016, the number of restricted stock units granted annually was increased to 2,600 units. In 2018, the number of restricted stock units granted annually was increased to 3,000 units.

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

Prior to vesting of the restricted stock units, the nonemployee directors receive amounts equivalent to the cash dividends paid to holders of common shares. The amount is determined for each cash dividend payment date by the following calculation: (i) the cash dividend payable for a common share divided by the average closing price immediately prior to the payment date for that dividend; multiplied by (ii) the number of unvested restricted stock units held by the nonemployee directors on the dividend record date.

Other reimbursement

Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation

The following table sets out the details of compensation paid to the nonemployee directors in 2018.

Director (a)	Annual retainer for board membership ($) (a)	Annual retainer for committee chair ($) (a)(b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compen- sation ($)

D.W. Cornhill	110,000	0	3,000	82,500	27,500	115,170	1,872	227,042

K.T. Hoeg	110,000	5,000	3,000	0	115,000	115,170	31,533	261,703

M.C. Hubbs	55,000	-	3,000	0	55,000	115,170	124	170,294

J.M. Mintz	110,000	5,000	3,000	0	115,000	115,170	28,505	258,675

D.S. Sutherland	110,000	5,000	3,000	0	115,000	115,170	26,613	256,783

S.D. Whittaker	110,000	5,000	3,000	57,500	57,500	115,170	47,340	277,510

V.L. Young	35,637	3,240	-	38,877	0	0	9,855	48,732

(a)

As directors employed by the company or Exxon Mobil Corporation in 2018, R.M. Kruger, D.G. Wascom and D.C. Brownell did not receive compensation for acting as directors. M.C. Hubbs was appointed to the board on July 26, 2018, and her “Annual retainer for board membership” has been pro-rated accordingly. Ms. Hubbs was not the chair of any committee. V.L. Young retired from the board on April 27, 2018 and his “Annual retainer for board membership” and “Annual retainer for committee chair” has been prorated accordingly. Mr. Young was the chair of the audit committee until retirement.

(b)	The “Annual retainer for committee chair” was eliminated on July 1, 2018 and amounts have been prorated accordingly.
(c)

“Total fees paid in cash” is the portion of the “Annual retainer for board membership” and “Annual retainer for committee chair” which the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 124.

(d)

“Total value of deferred share units” is the portion of the “Annual retainer for board membership” and “Annual retainer for committee chair”, which the director elected to receive as deferred share units, as set out in the previous table on page 121. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 124.

(e)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $38.39.
(f)

Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2018, D.W. Cornhill received $1,404 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $468 in lieu of dividends on deferred share units. K.T. Hoeg received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $23,789 in lieu of dividends on deferred share units. M.C. Hubbs received additional deferred share units valued at $124 in lieu of dividends on deferred share units. J.M. Mintz received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $20,761 in lieu of dividends on deferred share units. D.S. Sutherland received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $18,869 in lieu of dividends on deferred share units. S.D. Whittaker received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $39,596 in lieu of dividends on deferred share units. V.L. Young received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,111 in lieu of dividends on deferred share units.

Director compensation table

The following table summarizes the compensation paid, payable, awarded or granted for 2018 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)

D.W. Cornhill	82,500	142,670	-	-	-	1,872	227,042

K.T. Hoeg	0	230,170	-	-	-	31,533	261,703

M.C. Hubbs	0	170,170	0	0	0	124	170,294

J.M. Mintz	0	230,170	-	-	-	28,505	258,675

D.S. Sutherland	0	230,170	-	-	-	26,613	256,783

S.D. Whittaker	57,500	172,670	-	-	-	47,340	277,510

V.L. Young	38,877	0	-	-	-	9,855	48,732

(a)

As directors employed by the company or Exxon Mobil Corporation in 2018, R.M. Kruger, D.G. Wascom and D.C. Brownell did not receive compensation for acting as directors. M.C. Hubbs was appointed to the board on July 26, 2018, and her compensation has been pro-rated accordingly. V.L. Young retired from the board on April 27, 2018 and his compensation has been prorated accordingly.

(b)

Represents all fees awarded, earned, paid or payable in cash for services as a director, including retainer fees and committee chair fees. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.

(c)

Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership” and “Annual retainer for committee chair” which the director elected to receive as deferred share units as noted on page 121).

(d)

Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2018, D.W. Cornhill received $1,404 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $468 in lieu of dividends on deferred share units. K.T. Hoeg received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $23,789 in lieu of dividends on deferred share units. M.C. Hubbs received additional deferred share units valued at $124 in lieu of dividends on deferred share units. J.M. Mintz received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $20,761 in lieu of dividends on deferred share units. D.S. Sutherland received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $18,869 in lieu of dividends on deferred share units. S.D. Whittaker received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $39,596 in lieu of dividends on deferred share units. V.L. Young received $7,744 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,111 in lieu of dividends on deferred share units.

Five-year look back at total compensation paid to nonemployee directors

Year	Amount

2014	$1,326,687

2015	$1,206,084

2016	$1,342,664

2017	$1,351,454

2018	$1,500,739

Outstanding share-based awards and option-based awards for directors

The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2018 and does not include common shares owned by the director.

	Option-based awards				Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)

D.W. Cornhill	-	-	-	-	6,690	231,407

K.T. Hoeg	-	-	-	-	46,990	1,625,384

M.C. Hubbs	-	-	-	-	4,454	154,064

J.M. Mintz	-	-	-	-	42,792	1,480,175

D.S. Sutherland	-	-	-	-	40,169	1,389,446

S.D. Whittaker	-	-	-	-	67,998	2,352,051

V.L. Young	-	-	-	-	9,200	318,228

(a)

As directors employed by the company or Exxon Mobil Corporation in 2018, R.M. Kruger, D.G. Wascom and D.C. Brownell did not receive compensation for acting as directors. M.C. Hubbs was appointed to the board on July 26, 2018. V.L. Young retired from the board on April 27, 2018.

(b)

Represents restricted stock units and deferred share units held as of December 31, 2018. For V.L. Young, the value represents restricted stock units held as of December 31, 2018, as his deferred share units were exercised by the end of the 2018.

(c)	Value is based on the closing price of the company’s shares on December 31, 2018, which was $34.59.

Incentive plan awards for directors – Value vested or earned during the year

The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2018.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)

D.W. Cornhill	-	-	-

K.T. Hoeg	-	78,760	-

M.C. Hubbs	-	-	-

J.M. Mintz	-	78,760	-

D.S. Sutherland	-	78,760	-

S.D. Whittaker	-	78,760	-

V.L. Young	-	593,366	-

(a)

As directors employed by the company or Exxon Mobil Corporation in 2018, R.M. Kruger, D.G. Wascom and D.C. Brownell did not receive compensation for acting as directors. M.C. Hubbs was appointed to the board on July 26, 2018. V.L. Young retired from the board on April 27, 2018.

(b)

Represents restricted stock units granted in 2011 and 2015, which vested in 2018. Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date. For V.L. Young, the value also includes 13,252.80 deferred share units that were exercised on May 1, 2018 after his retirement, at a price of $38.83 which was the weighted average price of common shares of the company on the five consecutive trading days immediately prior to the exercise date.

Share ownership guidelines of independent directors and chairman, president and chief executive officer

Independent directors are required to hold the equivalent of at least 15,000 shares of Imperial Oil Limited, including common shares, deferred share units and restricted stock units. Independent directors are expected to reach this level within five years from the date of appointment to the board. The chairman, president and chief executive officer has separate share ownership requirements and must, within three years of his appointment, acquire shares of the company, including common shares and restricted stock units, of a value of no less than five times his base salary. The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings in excess of 286,943 shares which is more than three times the required guideline.

	Minimum share ownership requirement	Time to fulfill

Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment

Independent directors	15,000 shares	Within 5 years of initial appointment

The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 13, 2019, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 8, 2018 to February 13, 2019) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met

D.W. Cornhill	November 29, 2017	3,736	19,190	684,315	15,000	Yes

K.T. Hoeg	May 1, 2008	4,649	46,990	1,675,663	15,000	Yes

M.C. Hubbs (b)	July 26, 2018	4,454	4,454	158,830	15,000	No (b)

R.M. Kruger	March 1, 2013	53,300	545,800	19,463,228	Five times base salary	Yes

J.M. Mintz	April 21, 2005	4,569	43,792	1,561,623	15,000	Yes

D.S. Sutherland	April 29, 2010	4,520	95,169	3,393,727	15,000	Yes

S.D. Whittaker (c)	April 19, 1996	3,550	77,348	2,758,230	15,000	Yes

Total accumulated holdings (#) and value of directors’ holdings ($)			832,743	29,695,616

(a)

The amount shown in the column “Value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 13, 2019 ($35.66).

(b)	M.C. Hubbs was appointed to the board on July 26 2018 and is expected to meet the share ownership guidelines for independent directors of 15,000 shares within five years from the date of appointment.
(c)

S.D. Whittaker is currently a director, but is not standing for re-election at the annual meeting of shareholders. Ms. Whittaker’s total holdings consist of 9,350 common shares (<0.01%), 55,798 deferred share units and 12,200 restricted stock units.

For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 136.

Ethical business conduct

The company is committed to high ethical standards through its policies and practices.

The board has adopted a written code of ethics and business conduct (the “Code”) which can be found on the company’s website at www.imperialoil.ca.

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

There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the community collaboration and engagement committee) is composed entirely of the independent directors and D.C. Brownell, who is an officer of Exxon Mobil Corporation, and is, therefore, independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by S.D. Whittaker, the independent director designated by the independent directors to chair and lead these discussions. Seven executive sessions were held in 2018.

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

Structures and processes are in place to caution, track and monitor reporting insiders, nonemployee directors and key employees with access to sensitive information with respect to personal trading in the company’s shares. The company has guidelines regarding insider trading prohibitions and trading bans that are available to all directors, officers and employees.

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

Board diversity

The company has a longstanding commitment to diversity amongst its directors. The board nominee composition charts on page 104 show the diversity of our board nominees with respect to gender, experience and regional association. The company has had a woman on its board continuously since 1977. Today, three of the eight directors are women, representing 37 percent of the board and 50 percent of its independent directors. Two of the seven nominees for director are women, representing 29 percent of the nominees. The company has not adopted a target regarding women on its board. With the objective of fostering a diversity of expertise, viewpoint and competencies, the board charter provides that the nominations and corporate governance committee may consider a number of factors, including gender, in assessing potential nominees. The nominations and corporate governance committee assesses the work experience, other expertise, individual competencies and diversity of age, gender and regional association each existing director possesses and whether each nominee is able to fill any gaps amongst the existing directors. The company does not believe that any one of these dimensions should be considered, without due regard to all of these other factors, in determining the ability of potential directors to contribute to the work of the board of directors.

Executive officer diversity

In considering potential nominees for executive officer appointments, the executive resources committee considers diversity of gender, work experience, other expertise, individual competencies and other dimensions of diversity in addition to the other factors described on page 139. The company has not adopted a target regarding women in executive officer positions. The company does not believe that any one of these dimensions should be considered, without due regard to all of these other factors, in determining the ability of potential nominees to fill executive officers positions. Six out of the 18 executive officers of the company and its major subsidiary are women, representing 33 percent of the group.

Shareholder engagement

Shareholder engagement strategy focuses on wide-ranging dialogue between shareholders and management.

The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. Materials from these conferences and hosted events are available on our website. For shareholders that are not able to attend our annual meeting in person, the company offers a webcast of the event. The webcast is available on the company website along with speeches and presentations from the annual general meeting and the outcome of the voting on each resolution. In July of 2018, the company began hosting quarterly earnings calls. These calls provide an opportunity for the company to provide more insight and context regarding the company’s performance, as well as directly address questions from the investment community.

The company annually solicits questions and comments from registered shareholders on the proxy form. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders and those requiring a response are answered individually. In addition, the company’s Investor Relations team proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, and is available to respond to shareholder and investor queries throughout the year.

Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 13, 2019, owned beneficially, or exercised control or direction over, directly or indirectly, more than 10 percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 541,192,585 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.

Transactions with Exxon Mobil Corporation

The company has written procedures that provide that any transactions between the company and ExxonMobil and its subsidiaries are subject to review by the chairman, president, and chief executive officer. The board of directors receive an annual review of related party transactions with ExxonMobil and its subsidiaries.

On June 27, 2017, the company implemented a 12-month “normal course” share purchase program, and on April 27, 2018, the company amended the program to increase the number of common shares that may be purchased from up to three percent to up to five percent. Between June 27, 2017 and June 26, 2018, the company purchased 12,511,472 common shares on the open market and a corresponding 28,640,587 common shares from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent. On June 27, 2018, a further 12-month normal course share purchase program was implemented. Under the current program, the company may purchase up to 40,391,196 common shares (five percent of its outstanding common shares as of June 13, 2018) from the open market, less the amount purchased from ExxonMobil concurrent with, but outside of the program to maintain its ownership percentage at approximately 69.6 percent. As of February 13, 2019, under the current program, the company has purchased 7,780,387 common shares on the open market and 17,808,069 common shares from ExxonMobil.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2018 with ExxonMobil and its affiliates were $4,036 million and $6,364 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with

ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain Western Canada production properties owned by ExxonMobil. There are no asset ownership changes.

The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with ExxonMobil and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.

As at December 31, 2018, the company had an outstanding loan of $4,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until July 31, 2020, cancellable if ExxonMobil provides at least 370 days advance written notice. Additionally, the company had outstanding short-term loans of $75 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest bearing, revolving demand loan from ExxonMobil to the company of up to $75 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Company executives and executive compensation

Named executive officers of the company

The named executive officers of the company at year end 2018 are listed below, all of whom remain in their positions as of February 13, 2019. D.E. Lyons was appointed senior vice-president, finance and administration, and controller on May 1, 2018, replacing B.A. Babcock who retired on April 30, 2018.

Richard M. Kruger, 59

Calgary, Alberta, Canada

Position held at the end of 2018 (date office held):

Chairman, president and chief executive officer

(2013 – Present)

Other positions in the past five years (position, date office held and status of employer):

No other positions held in the past five years

Daniel E. Lyons, 56

Calgary, Alberta, Canada

Position held at the end of 2018 (date office held): Senior vice-president, finance and administration, and controller (2018 – Present)

Other positions in the past five years (position, date office held and status of employer):

Vice-president, downstream business services and downstream treasurer, Exxon Mobil Corporation

(2015 – 2018) (Affiliate)

Vice-president, downstream business services and downstream controller, Exxon Mobil Corporation

(2010 – 2015) (Affiliate)

John R. Whelan, 53
Calgary, Alberta, Canada

Position held at the end of 2018 (date office held):

Senior vice-president, upstream

(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):

Vice-president production, upstream

(2016 – 2017)

Production manager, mining, upstream

(2013 – 2015)

Theresa B. Redburn, 57
Calgary, Alberta, Canada

Position held at the end of 2018 (date office held):

Senior vice-president, commercial and corporate development

(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):

Vice-president, upstream commercial

(2014 – 2016)

Commercial manager, upstream ventures, Exxon Mobil Corporation

(2011 – 2014), (Affiliate)

Peter M. Dinnick, 54
Calgary, Alberta, Canada

Position held at the end of 2018 (date office held):

Vice-president and general counsel

(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):

Assistant general counsel, upstream

(2012 – 2016)

Other executive officers of the company

In addition to the named executive officers listed on the previous page, the following individuals are executive officers of the company as of February 13, 2019.

Jonathan R. Wetmore, 46
Calgary, Alberta, Canada

Position held (date office held):

Vice-president, Imperial Oil downstream and manager, western Canada fuels

(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):

Manager, supply and manufacturing

(June 2017 – December 2017)

Refinery manager, Fawley UK, UK Esso Petroleum Company Ltd

(2013 – 2017) (Affiliate)

Glenn R. Peterson, 58
Calgary, Alberta, Canada

Position held (date office held):

Treasurer

(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):

Senior business advisor, Treasurer’s

(2000 – 2017)

Jim E. Burgess, 44
Calgary, Alberta, Canada

Position held (date office held):

Assistant controller

(2016 – Present)

Other positions in the past five years (position, date office held and status of employer):

Lead controller and financial accounting process manager, Thailand business support centre,

ExxonMobil Limited

(2014 – 2016), (Affiliate)

Senior financial advisor, Exxon Mobil Corporation

(2012 – 2014), (Affiliate)

Denise H. Hughes, 51
Calgary, Alberta, Canada

Position held (date office held):

Vice-president, human resources

(2013 – Present)

Other positions in the past five years (position, date office held and status of employer):

No other positions held in the last five years

Constance D. Gemmell, 52
Calgary, Alberta, Canada

Position held (date office held):

Director, corporate tax

(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):

Manager, income tax planning and advice

(2013 – 2018)

Ian R. Laing, 45
Calgary, Alberta, Canada

Position held (date office held):

Assistant general counsel, downstream and corporate departments, and Corporate secretary

(2019 – Present)

Other positions in the past five years (position, date office held and status of employer):

Assistant general counsel, upstream

(2017 – 2018)

Assistant general counsel, downstream

(2014 – 2016)

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

2018 business performance results

The committee considers both business results and individual performance in its decisions. In 2018, financial performance continued to be affected by Canadian regulatory uncertainties, government decisions and low global crude prices. Notwithstanding the difficult business environment, the committee evaluated the company’s performance relative to its proven business model and strategies to deliver long-term shareholder value. Key 2018 business results include:

●	Strong safety, operational integrity and risk management performance
●	$2.3 billion in net income, $3.9 billion cash flow from operations, both the highest since 2014
●	$2.5 billion returned to shareholders through dividends and share purchases
○	$572 million in dividends paid and a 19 percent increase in per-share dividend declared in second quarter 2018, the 24th consecutive year of increase
○	$1,971 million in share purchases completed, representing 49 million shares or 6 percent of total outstanding
●	Strong performance across all business lines
○	383,000 barrels per day in total upstream production, up 2 percent versus 2017
◾	Kearl production of 206,000 barrels per day (146,000 barrels per day Imperial’s share), which is a record high
○	Downstream earnings of $2,366 million, which is the highest in company history (excluding years with gains from asset sales)
◾	Refinery throughput 392,000 barrels per day, up 2 percent versus 2017
◾	Petroleum product sales 504,000 barrels per day, the highest in nearly 30 years
◾	Secured number one retail market share position

○	Chemical earnings of $275 million, the second highest ever
◾	Petrochemical sales up 4 percent versus 2017
●	Progressed opportunities to add future value
○	Continuing Kearl investments to achieve 240,000 barrels per day annual production
○	Progressing Strathcona cogeneration project to improve energy efficiency
○	Approved 75,000 barrels per day Aspen in situ project, utilizing next generation oil sands recovery technology
●	Continued commitment to industry leadership in technology and innovation
○	Invested $150 million in research activities

Collectively these factors had an impact on 2018 compensation decisions for the named executive officers. The individual committee members, through their experience in stewarding compensation programs and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration of the company’s compensation policies and practices to the business model.

The committee’s assessment is that the company’s compensation program is working as intended and has been effectively integrated over the long term with the company’s business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2019 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

Submitted on behalf of the executive resources committee,

Original signed by

D.S. Sutherland,

Chair, executive resources committee

D.W. Cornhill, Vice-chair

D.C. Brownell

K.T. Hoeg

M.C. Hubbs

J.M. Mintz

S.D. Whittaker

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

Providing energy to help meet the demands of both Canada and the rest of North America is a complex business. The company meets this challenge by taking a long-term view to managing its business rather than reacting to short-term business cycles. As such, the compensation program of the company aligns with this long-term business outlook and supports key business strategies as outlined below:

Canadian business environment

●	Large, accessible upstream resources
●	Mature, competitive downstream markets
●	Evolving environmental, fiscal and energy policies impacting global competitiveness
●	Market access limitations, uncertainties

Business model

●	Long-life, competitively advantaged assets
●	Disciplined investment and cost management
●	Value-chain integration and synergies
●	High-impact technologies and innovation
●	Operational excellence and responsible growth

Key business strategies

●	Personnel safety and operational excellence
●	Grow profitable production and sales volumes
●	Disciplined and long-term focus on improving the productivity of the company’s asset mix
●	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow

These key business strategies are the primary focus and support long-term growth in shareholder value.

Key elements of the compensation program

The key elements of the company’s compensation program that align with the business model and support key business strategies are:

●	long-term career orientation with high individual performance standards (see page 140);
●	base salary that rewards individual performance and experience (see page 141);
●	annual bonus grants to eligible executives based on company performance, as well as individual performance and experience (see page 141);
●	payment of a large portion of executive compensation in the form of restricted stock units with long vesting periods and risk of forfeiture (see pages 142 through 145); and
●	retirement benefits (pension and savings plans) that provide for financial security after employment (see pages 145 through 146).

Management of risk

The company is governed by a comprehensive and well-established risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework. The company operates in an industry environment in which effective risk management is critical. The company’s risk management framework includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. This framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. For further discussion on the company’s risk management system and oversight, see “Risk oversight” within the “Statement of corporate governance” on page 113.

The company’s long-term orientation and compensation program design encourage the highest performance standards and discourage inappropriate risk taking. The compensation program components described below are designed to incent effective management of all operating and financial risk to:

●	protect the safety and security of our employees, the communities and the environment in which we operate;
●	manage risk and operate the business with effective business controls;
●	create value for company shareholders by increasing shareholder return, net income, return on average capital employed*; and
●	advance the long-term strategic direction of the company.

Due to the long vesting periods of restricted stock units and the linkage of compensation to overall company performance, including all aspects of risk management, executive compensation is inherently designed to support the sustainability of our operations and management of risk.

* For a definition of return on average capital employed, see the “Frequently used terms” section on page 151.

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

●	The company’s annual bonus program is described in more detail on pages 141 and 144.

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

●	The company’s restricted stock unit program is described in more detail on pages 142 through 145.

Common programs

●

All executives employed by the company, including the named executive officers, participate in common programs (the same salary, incentive and retirement programs). Similar compensation design features and allocation of awards within the programs discourage inappropriate risk taking. The compensation of executives is differentiated based on individual performance assessment, level of responsibility and individual experience.

●

All executives on assignment from an affiliate of the company, including the named executive officers on assignment from Exxon Mobil Corporation, ExxonMobil Canada Ltd. and Esso Australia Pty Ltd., also participate in common programs, which are administered by Exxon Mobil Corporation or such affiliates. The named executive officers on assignment receive the company’s restricted stock units.

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

Business performance and basis for compensation

The assessment of individual performance is conducted through the company’s employee appraisal program. Conducted annually, the appraisal process assesses performance against relevant business performance measures and objectives, including the means by which performance is achieved. These business performance measures may include:

●	safety, health and environmental performance;
●	risk management;
●	total shareholder return;
●	net income;
●	return on average capital employed*;
●	cash flow from operations and asset sales*;
●	operating performance of the upstream, downstream and chemical segments; and
●	progress on advancing government relations and long-term strategic interests.

* For a definition of return on average capital employed and cash flow from operations and asset sales, see the “Frequently used terms” section on page 151.

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

Career orientation

The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The company service of the named executive officers is approximately 34 years and reflects this on-going career orientation strategy.

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

Base salary

Salaries provide executives with a base level of income. The level of annual salary is based on the executive’s responsibility, performance assessment and career experience. Individual salary increases vary depending on each executive’s performance assessment and other factors such as time in position and potential for advancement. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefits calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation. The salary program in 2018 maintained the company’s desired competitive orientation in the marketplace.

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

In 2018, an annual bonus was granted to approximately 55 executives to reward their contributions to the business during the past year. The cost of the 2018 annual bonus program was $3.8 million versus $3.4 million in 2017. For earnings bonus units granted in 2018, the maximum settlement value (trigger) or cumulative earnings per share required for payout remained at $3.50.

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

The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 148. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to remain with the company. Grant level guidelines for the restricted stock unit program award the same number of shares for the same level of individual performance and classification or level of responsibility, and may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if recent performance is deemed to have changed significantly at that time. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units. Restricted stock units are not included in pension calculations.

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

In 2018, after a review of the competitive orientation of the company’s restricted stock unit program, it was determined that current levels of restricted stock units were appropriate and that the program continues to align with the design of the majority shareholder’s program. In 2018, 430 recipients, including 56 executives, were granted 739,870 restricted stock units.

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

The company’s directors and officers as a group hold approximately 27 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.10 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 545,800 common shares, which is about 0.07 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. R.M. Kruger holds Exxon Mobil Corporation restricted stock granted in 2012 and previous years, as well as the company’s restricted stock units granted since 2013. D.E. Lyons holds Exxon Mobil Corporation restricted stock granted in 2017 and previous years, as well as the company’s restricted stock units granted in 2018. J.R. Whelan and P.M. Dinnick hold Exxon Mobil Corporation restricted stock granted in 2016 and previous years, as well as the company’s restricted stock units granted since 2017.

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

●	With respect to executives, at any time prior to vesting of the outstanding awards.
●	With respect to all other employees, for a period of up to three years after retirement or the termination of employment.
●	In 2016, the plan was amended to extend the forfeiture period for detrimental activity from two years to the periods noted.

Retirement benefits

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except for R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick who participate in Exxon Mobil Corporation or respective affiliates’ pension plans.

Pension plan benefits

The company has provided defined benefit pension plans to its employees since 1919. The current plan provides a 1.5 percent accrual formula to all employees hired on and after September 1, 2015. All plan participants employed prior to the date of the change will continue to accrue pension benefits based on accrual formulae in place prior to September 1, 2015.

All named executive officers, except those who are a participant in the Exxon Mobil Corporation or affiliate pension plans (R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick), are participants in a historic 1.6 percent provision of the company’s plan that was closed to new participants at the end of 1997. Key features of this historic plan include:

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

For executive officers who receive an annual bonus, the company’s supplemental pension arrangements can also provide an annual benefit of 1.6 percent of final average bonus earnings times years of service. Final average bonus earnings include the average annual bonus for the three highest grants of the last five awarded prior to retirement for eligible executives, but do not include restricted stock units. Limiting the timeframe to the five years prior to retirement provides a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the maximum settlement value of any earnings bonus units received, as described on page 141. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are therefore included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

The estimated benefits that would be payable upon retirement to each named executive officer under the company’s pension plan and the supplemental pension arrangements can be found in the pension plan benefits table beginning on page 157. The company does not grant additional pension service credit.

R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick are not participants in the company’s pension plan, but are participants in the Exxon Mobil Corporation or respective affiliates’ pension plans. R.M. Kruger and D.E. Lyons participate in the Exxon Mobil Corporation defined benefit plan. Under this plan, the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants of the last five awarded prior to retirement. J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution plan. Under this plan, the pension is payable in Canadian dollars and the contribution to the plan is calculated based on average base salary. In 2018, J.R. Whelan’s participation was also confirmed in the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement which is payable in Canadian dollars and can provide a benefit of 1.5 percent of final average bonus earnings times years of service. Final average bonus earnings include the average annual bonus for the three highest grants of the last five awarded prior to retirement for eligible executives, but do not include restricted stock units. P.M. Dinnick participates in the Esso Australia Pty Ltd. defined benefit plan. Under this plan, the pension is payable in Australian dollars and is calculated based on final average base salary over the highest 12 consecutive months in the 10 years of service prior to retirement.

Savings plan benefits

The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined benefit pension arrangement the employee participates. All named executive officers are eligible to receive a company matching contribution of up to six percent, except for R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick, who participate in their respective affiliates’ savings plan, where applicable.

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

Compensation decision making process and considerations for named executive officers

Benchmarking

In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of 22 major Canadian companies which typically have revenues (or the revenues of their parent companies) that exceed $1 billion a year.

Comparator companies

The following criteria are used to select comparator companies:

●	Canadian companies or Canadian affiliates;
●	large operating scope and complexity;
●	capital intensive; and
●	proven sustainability.

The 22 companies benchmarked are as follows:

Energy	Non-Energy
Cenovus Energy Inc.	BCE Inc.
Chevron Canada Ltd.	Canadian Pacific Railway Limited
ConocoPhillips Canada	Canadian Tire Corporation, Limited
Devon Canada Corporation	General Electric Canada
Enbridge Inc.	IBM Canada Ltd.
Encana Corporation	Proctor & Gamble Inc.
Husky Energy Inc.	Royal Bank of Canada
Nexen Energy ULC
NOVA Chemicals Corporation
Nutrien Ltd.
Obsidian Energy Ltd.
Repsol Oil & Gas Canada Inc.
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

Details of the compensation assessment for the named executive officers are outlined on pages 148 and 149.

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

The elements of the Exxon Mobil Corporation and respective affiliates’ compensation programs for R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick, including salary and annual bonus and equity (long-term) compensation considerations, are generally similar to those of the company. The data used for long-term compensation determination for R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick is as described previously, as they received company restricted stock units in 2018. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. R.M. Kruger’s compensation determination is described in more detail on page 149.

2018 named executive officer compensation assessment

When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2018 salary and incentive compensation.

Business performance results for consideration

The operating and financial performance results listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2018. The executive resources committee considered the results over multiple years, relative to the company’s proven business model and strategies, to deliver long-term shareholder value.

●	Strong safety, operational integrity and risk management performance
●	$2.3 billion in net income, $3.9 billion cash flow from operations, both the highest since 2014
●	$2.5 billion returned to shareholders through dividends and share purchases
o	$572 million in dividends paid and a 19 percent increase in per-share dividend declared in second quarter 2018, the 24th consecutive year of increase
o	$1,971 million in share purchases completed, representing 49 million shares or 6 percent of total outstanding
●	Strong performance across all business lines
o	383,000 barrels per day in total upstream production, up 2 percent versus 2017
◾	Kearl production of 206,000 barrels per day (146,000 barrels per day Imperial’s share), which is a record high
o	Downstream earnings of $2,366 million, which is the highest in company history (excluding years with gains from asset sales)
◾	Refinery throughput 392,000 barrels per day, up 2 percent versus 2017
◾	Petroleum product sales 504,000 barrels per day, the highest in nearly 30 years
◾	Secured number one retail market share position
o	Chemical earnings of $275 million, the second highest ever
◾	Petrochemical sales up 4 percent versus 2017
●	Progressed opportunities to add future value
o	Continuing Kearl investments to achieve 240,000 barrels per day annual production
o	Progressing Strathcona cogeneration project to improve energy efficiency
o	Approved 75,000 barrels per day Aspen in situ project, utilizing next generation oil sands recovery technology
●	Continued commitment to industry leadership in technology and innovation
o	Invested $150 million in research activities

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

The same long-term key business strategies noted on page 137 and results noted above are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.

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

2018 chief executive officer compensation assessment

R.M. Kruger was appointed chairman, president and chief executive officer of the company on March 1, 2013. Mr. Kruger has worked for Exxon Mobil Corporation and its predecessor companies since 1981. His level of salary was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. The committee approved a salary increase of $49,000 U.S. to $948,000 U.S., effective January 1, 2019.

Mr. Kruger’s 2018 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Kruger’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity or leaving the company before normal retirement.

The executive resources committee has determined that the total compensation of Mr. Kruger is appropriate based on the company’s financial and operating performance, and its assessment of his effectiveness in leading the organization relative to the business performance measures outlined on page 139. Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets.

Pay awarded to other named executive officers

Within the context of the compensation program structure and performance assessment processes previously described, the value of 2018 incentive awards and salary adjustments align with:

●	performance of the company;
●	individual performance;
●	long-term strategic plan of the business; and
●	annual compensation of comparator companies.

Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 152.

Independent consultant

In fulfilling its responsibilities during 2018, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

Performance graph

The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 43 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.

The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

During the past 10 years, the company’s cumulative total shareholder return was negative 5 percent, for an average annual return of nearly zero percent. Over the past five years, the cumulative total shareholder return was negative 21 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus grant (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price for the company’s stock on the date of grant.

Frequently used terms

Return on average capital employed is a measure of capital productivity, and equals net income excluding the after-tax cost of financing divided by total average capital employed. Capital employed is property, plant and equipment, and other assets, less liabilities, excluding both short-term and long-term debt, plus the company’s share of equity company debt.

Cash flow from operating activities and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the consolidated statement of cash flows.

For additional information and reconciliation with respect to the terms, see the “Frequently used terms” section of the company’s most recent Annual Report on Form 10-K.

Executive compensation tables and narratives

Summary compensation table

The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as at the end of 2018. In 2018, B.A. Babcock served as senior vice-president, finance and administration, and controller until her retirement on April 30, 2018. Effective May 1, 2018, D.E. Lyons succeeded her in the position. This information includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation. Amounts in the Summary compensation table pertain to the named executive officers’ respective periods of assignment with the company.

Name and principal position at the end of 2018	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long- term incentive plans (f)
R.M. Kruger (a) Chairman, president and chief executive officer	2018	1,164,834	3,800,610	-	561,038	798,806	(1,254,381)	2,799,146	7,870,053
	2017	1,129,782	3,908,520	-	488,923	620,727	(1,159,234)	1,850,506	6,839,224
	2016	1,139,328	4,979,700	-	356,371	0	(379,289)	1,481,708	7,577,818
B.A. Babcock Senior vice-president, finance and administration, and controller (until April 30, 2018)	2018	168,667	0	-	0	106,880	1,000	149,218	425,765
	2017	502,250	868,560	-	89,400	166,597	204,300	116,802	1,947,909
	2016	495,750	995,940	-	74,700	0	(12,700)	113,294	1,666,984
D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2018	419,807	737,088	-	165,202	94,588	(102,873)	573,059	1,886,871
J.R. Whelan (a) Senior vice-president, upstream	2018	484,167	844,580	-	124,905	137,431	311,288	170,206	2,072,577
	2017	476,583	868,560	-	103,758	153,810	586,051	178,832	2,367,594
	2016	458,250	936,806	-	58,159	0	(176,471)	169,591	1,446,335
T.B. Redburn Senior vice-president, commercial and corporate development	2018	471,600	844,580	-	123,700	82,411	442,200	66,967	2,031,458
	2017	458,000	868,560	-	99,000	128,566	549,400	55,817	2,159,343
	2016	444,167	733,374	-	57,600	0	(136,000)	60,241	1,159,382
P.M. Dinnick (a) Vice-president and general counsel	2018	447,923	399,256	-	55,067	42,043	140,299	513,700	1,598,288
	2017	437,167	410,592	-	39,997	29,163	182,213	546,595	1,645,727
	2016	397,757	439,489	-	21,594	0	105,426	437,998	1,402,264

Footnotes to the Summary compensation table for named executive officers

(a)

R.M. Kruger has been on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., since 2013. D.E. Lyons has been on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., since May 1, 2018. P.M. Dinnick has been on expatriate assignment from Esso Australia Pty Ltd., an affiliate in Australia, since 2012. J.R. Whelan has been on domestic loan assignment from ExxonMobil Canada Ltd., an affiliate in Canada, since 2013. Their compensation is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates’ employee benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(b)

The amounts listed in the “Salary” column for each named executive officer on expatriate assignment (R.M. Kruger, D.E. Lyons and P.M. Dinnick) are paid in their local currency, but disclosed in Canadian dollars. R.M. Kruger’s and D.E. Lyons’ salaries are paid in U.S. dollars and were converted to Canadian dollars at the average 2018 exchange rate of 1.2957. In 2017 and 2016 the average exchange rate was 1.2986 and 1.3248 respectively. P.M. Dinnick’s salary is paid in Australian dollars and was converted to Canadian dollars at the average 2018 exchange rate of 0.9687. In 2017 and 2016 the average exchange rate was 0.9951 and 0.9852, respectively.

(c)

The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2018 was $38.39, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2017 was $39.48 and in 2016 was $45.27, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value. In 2016, J.R. Whelan and P.M. Dinnick participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. The closing price of Exxon Mobil Corporation stock on the grant date in 2016 was $87.30 U.S. and is converted to Canadian dollars at the annual average exchange rate of 1.3248.

(d)	The company has not granted stock options since 2002. The stock option plan expired in 2012.
(e)

The amounts listed in the “Annual incentive plans” column for each named executive officer represent their 2018 cash bonus. R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. Amounts paid in U.S. dollars were converted to Canadian dollars at the average 2018 exchange rate of 1.2957. In 2017 and 2016 the average exchange rate was 1.2986 and 1.3248 respectively.

(f)

The amounts listed in the “Long-term incentive plans” column represent earnings bonus units related to prior year grants that paid out in 2018. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved, or after three years. The amounts in this column do not include the value of earnings bonus units granted in 2018, the value of which will be approximately equal to the cash bonus amount disclosed in the “Annual incentive plans” column for 2018 should the maximum settlement value (trigger) be achieved, or at a reduced level after three years. The earnings bonus unit program is described on page 141. R.M. Kruger, D.E. Lyons, J.R. Whelan and P.M. Dinnick participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. Amounts paid in U.S. dollars were converted to Canadian dollars at the average 2018 exchange rate of 1.2957. In 2017 and 2016 the average exchange rate was 1.2986 and 1.3248 respectively. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.

(g)

“Pension value” is the “Compensatory change” in pensions as of December 31, 2018 as set out in the “Pension plan benefits” table on page 157. In addition to J.R. Whelan’s participation in the ExxonMobil Canada Ltd. defined contribution pension plan, in 2018, his participation was confirmed in the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement. This supplemental pension arrangement is described beginning on page 145. The cumulative value of the compensatory change in 2018 was $1,587,500 reflecting his eligibility in the supplemental pension arrangement for his total 22.4 years of credited service. However, for comparison purposes, the annual compensatory value for 2018 has been reported as though J.R. Whelan had participated in the supplemental pension arrangement prior to 2018. In 2018, the value includes $312,300 for the supplemental pension arrangement and ($1,012) for the defined contribution pension plan. Similarly, the annual compensatory values previously reported for 2017 and 2016 have been adjusted for comparison purposes, as though J.R. Whelan had participated in the supplemental pension arrangement prior to 2018. In 2017, the value includes $513,300 for the supplemental pension arrangement and $72,751 for the defined contribution plan, and in 2016, the value includes ($256,400) for the supplemental pension arrangement and $79,929 for the defined contribution plan.

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

●	For each named executive officer, the aggregate value of perquisites received in 2018 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.
●

It is noted that in 2018, the actual dividend equivalent payments on the company restricted stock units were $328,910 for R.M. Kruger, $77,780 for B.A. Babcock, $11,880 for J.R. Whelan, $57,591 for T.B. Redburn and $5,616 for P.M. Dinnick. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $495,936 for R.M. Kruger, $160,805 for D.E. Lyons, $126,390 for J.R. Whelan and $55,243 for P.M. Dinnick; these amounts were converted to Canadian dollars at the average 2018 exchange rate of 1.2957.

●

For the named executive officers on expatriate assignment (R.M. Kruger, D.E. Lyons and P.M. Dinnick), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(i)

“Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers

The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2018.

		Option-based awards			Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (e)	Market or payout value of share- based awards that have not vested ($) (e)	Market or payout value of vested share- based awards not paid out or distributed ($)
R.M. Kruger (a)	-	-	-	-	545,800	18,879,222	-
B.A. Babcock	-	-	-	-	88,750	3,069,863	-
D.E. Lyons (b)	-	-	-	-	19,200	664,128	-
J.R. Whelan (c)	-	-	-	-	44,000	1,521,960	-
T.B. Redburn	-	-	-	-	90,950	3,145,961	-
P.M. Dinnick (d)	-	-	-	-	20,800	719,472	-

(a)

R.M. Kruger was granted restricted stock units from 2013 to 2018 under the company’s plan. With respect to previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.M. Kruger held 118,500 Exxon Mobil Corporation restricted stock whose value on December 31, 2018 was $11,023,439 based on a closing price for Exxon Mobil Corporation shares on December 31, 2018 of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada.

(b)

D.E. Lyons was granted restricted stock units in 2018 under the company’s plan. With respect to previous years, D.E. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, D.E. Lyons held 40,150 Exxon Mobil Corporation restricted stock whose value on December 31, 2018 was $3,734,946 based on a closing price for Exxon Mobil Corporation shares on December 31, 2018 of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada.

(c)

J.R. Whelan was granted restricted stock units in 2017 and 2018 under the company’s plan. With respect to previous years, J.R. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, J.R. Whelan held 23,200 Exxon Mobil Corporation restricted stock whose value on December 31, 2018 was $2,158,175 based on a closing price for Exxon Mobil Corporation shares on December 31, 2018 of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada.

(d)

P.M. Dinnick was granted restricted stock units in 2017 and 2018 under the company’s plan. With respect to previous years, P.M. Dinnick participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, P.M. Dinnick held 10,000 Exxon Mobil Corporation restricted stock whose value on December 31, 2018 was $930,248 based on a closing price for Exxon Mobil Corporation shares on December 31, 2018 of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada.

(e)

Represents the total of the outstanding restricted stock units received from the company plan in 2012 through 2018. The value is based on the closing price of the company’s shares on December 31, 2018 of $34.59. For B.A. Babcock all restricted stock units outstanding were granted prior to her retirement on April 30, 2018.

Incentive plan awards for named executive officers – Value vested or earned during the year

The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (e)	Non-equity incentive plan compensation – Value earned during the year ($) (f)
R.M. Kruger (a)	-	1,806,064	-
B.A. Babcock	-	876,170	106,880
D.E. Lyons (b)	-	-	-
J.R. Whelan (c)	-	-	-
T.B. Redburn	-	586,944	206,111
P.M. Dinnick (d)	-	-	-

(a)

R.M. Kruger received restricted stock units under the company’s plan from 2013 to 2018. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2018, no restrictions were removed on restricted stock granted under the Exxon Mobil Corporation plan. R.M. Kruger received an annual bonus from Exxon Mobil Corporation in 2018 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. R.M. Kruger received $1,359,844 with respect to the annual cash bonus received in 2018 and earnings bonus units granted in 2015 and 2016 and paid out in 2018, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2018 exchange rate of 1.2957.

(b)

Although D.E. Lyons received restricted stock units under the company’s plan in 2018, these restricted stock units have not vested. In previous years, D.E. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2018, restrictions were removed on 10,300 Exxon Mobil Corporation restricted stock having a value as at December 31, 2018 of $958,155 based on the closing price of Exxon Mobil Corporation common shares of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada. D.E. Lyons received an annual bonus from Exxon Mobil Corporation in 2018 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. D.E. Lyons received $259,790 with respect to the annual cash bonus received in 2018 and earnings bonus units granted in 2016 and paid out in 2018, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2018 exchange rate of 1.2957.

(c)

Although J.R. Whelan received restricted stock units under the company’s plan in 2017 and 2018, these restricted stock units have not vested. In previous years, J.R. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2018, restrictions were removed on 7,000 Exxon Mobil Corporation restricted stock having a value as at December 31, 2018 of $651,174 based on the closing price of Exxon Mobil Corporation common shares of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada. J.R. Whelan received an annual bonus from Exxon Mobil Corporation in 2018 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. J.R. Whelan received $262,336 with respect to the annual cash bonus in 2018 and earnings bonus units granted in 2015 and 2016 and paid out in 2018, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2018 exchange rate of 1.2957.

(d)

Although P.M. Dinnick received restricted stock units under the company’s plan in 2017 and 2018, these restricted stock units have not vested. In previous years, P.M. Dinnick participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2018, restrictions were removed on 3,200 Exxon Mobil Corporation restricted stock having a value as at December 31, 2018 of $297,679 based on the closing price of Exxon Mobil Corporation common shares of $68.19 U.S., which was converted to Canadian dollars at the December 31, 2018 close rate of 1.3642 provided by the Bank of Canada. P.M. Dinnick received an annual bonus from Exxon Mobil Corporation in 2018 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. P.M. Dinnick received $97,110 with respect to the annual cash bonus in 2018 and earnings bonus units granted in 2015 and 2016 and paid out in 2018, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2018 exchange rate of 1.2957.

(e)

These values show restricted stock units granted by the company that vested in 2018. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For R.M. Kruger the value represents restricted stock units granted in 2013 which vested in 2018. For B.A. Babcock and T.B. Redburn the value represents restricted stock units granted in 2011 and 2015, which vested in 2018. For B.A. Babcock, the value includes restricted stock units that vested after her retirement from the company on April 30, 2018.

(f)

These values include amounts paid by the company with respect to the 2018 annual cash bonus and earnings bonus unit granted in 2015 which paid out in 2018. It does not include the value of earnings bonus units granted in 2018, the value of which will be approximately equal to the cash bonus amounts disclosed in the Summary compensation table “Annual incentive plans” column in 2018, should the maximum settlement value (trigger) be achieved, or at a reduced level after three years. For B.A. Babcock, the value includes earnings bonus units that paid out after her retirement from the company on April 30, 2018.

Equity compensation plan information

The following table provides information on the common shares of the company that may be issued as of the end of 2018 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	2,893,515	-	7,588,872
Total	2,893,515	-	7,588,872

(a)	The company’s stock option plan expired in 2012.
(b)	This is a restricted stock unit plan, which is described starting on page 142.
(c)

The Number of securities to be issued represents the total number of restricted stock units issued since 2008 and still outstanding (5,302,825) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,409,310). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (5,179,562) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,409,310).

Restricted stock units as a percentage of outstanding shares

The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2018.

	Maximum number of restricted stock units issuable under the plan (#) (b)	Total number of restricted stock units awarded and outstanding (#)	Total number of restricted stock units available for grant (#)
Number	10,482,387	5,302,825	5,179,562
Percent of outstanding common shares (a)	1.34%	0.68%	0.66%

(a)	As of December 31, 2018, the number of common shares outstanding was 782,564,834.
(b)

The Maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2017 (10,484,512) minus the common shares issued in 2018 pursuant to the vesting of restricted stock units under the plan (2,125 common shares).

Annual burn rate

The following table provides the annual burn rate associated with the restricted stock unit plan for each of the company’s three most recent fiscal years.

	Number of restricted stock units granted under the plan (#) (a)	Weighted average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2018	739,870	807,517,306	0.09%
2017	758,990	842,943,735	0.09%
2016	815,870	847,599,011	0.10%

(a)	The Number of restricted stock units granted under the plan in the applicable fiscal year.
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

Status of prior long-term incentive compensation plans

The company’s only long-term incentive compensation plan is the restricted stock unit plan described on pages 142 through 145. There are no units outstanding for any historical plan.

Pension plan benefits

The following table provides information for each named executive officer of the company participating in a defined benefit pension plan. Information for named executive officers on assignment from affiliates of the company who participate in a plan provided by such affiliates is disclosed in the footnotes.

Name	Number of years credited service (as of December 31, 2018) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
R.M. Kruger	-	-	-	-	-	-	-
B.A. Babcock	31.0	96,000	91,300	7,074,800	1,000	(5,368,600)	1,707,200
D.E. Lyons	-	-	-	-	-	-	-
J.R. Whelan (g)	-	-	-	-	-	-	-
T.B. Redburn	33.6	388,200	490,400	6,871,800	442,200	(52,000)	7,262,000
P.M. Dinnick (g)	-	-	-	-	-	-	-

(a)

R.M. Kruger and D.E. Lyons participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified and non-qualified plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2018 exchange rate of 1.2957. Under this plan, R.M. Kruger had 37.5 years of credited service and D.E. Lyons had 28.5 years of credited service. J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution pension plan and defined benefit supplemental pension arrangement. Benefits under these plans are payable in Canadian dollars. Under these plans, J.R. Whelan had 22.4 years of credited service. P.M. Dinnick participates in the Esso Australia Pty Ltd. defined benefit and defined contribution pension plans. Benefits under these plans are payable in Australian dollars and have been converted to Canadian dollars at the average 2018 exchange rate of 0.9687. Under these plans, P.M. Dinnick had 24.4 years of credited service.

(b)

For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans. For R.M. Kruger this value was $1,332,017. For D.E. Lyons this value was $423,705. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, benefits are payable only as a lump-sum equivalent upon retirement. For J.R. Whelan this lump-sum value was $1,649,446. For members of the Esso Australia Pty Ltd. pension plan, benefits are payable only as a lump-sum equivalent upon retirement. For P.M. Dinnick this lump-sum value was $2,587,314.

(c)

For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2018. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2018. For R.M. Kruger this value was $1,517,821. For D.E. Lyons this value was $556,792. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, benefits are payable only as a lump-sum equivalent upon retirement. For J.R. Whelan the lump-sum value that would be earned to age 65 assuming final average earnings as of December 31, 2018 was $2,122,328. For members of the Esso Australia Pty Ltd. pension plan, benefits are payable only as a lump-sum equivalent upon retirement. For P.M. Dinnick the lump-sum value that would be earned to age 65 assuming final average earnings as of December 31, 2018 was $3,830,366.

(d)

For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. generally accepted accounting principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement. For members of the Exxon Mobil Corporation, ExxonMobil Canada Ltd. and the Esso Australia Pty Ltd. pension plan respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For R.M. Kruger the opening value was $18,513,387 and the closing value was $17,157,500. For D.E. Lyons the opening value was $5,764,244 and the closing value was $5,593,956. For J.R. Whelan, the opening value was nil. However, for comparison purposes only, had he been confirmed in the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement prior to 2018, the opening value would have been $1,234,700. The closing value was $1,587,500, reflecting his eligibility in the year for the supplemental pension arrangement for his total years of credited service. For P.M. Dinnick the opening value was $2,269,694 and the closing value was $2,520,883.

(e)

The value for “Compensatory change” includes service cost for 2018 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2018 and the actual salary and bonus received in 2018. For members of the Exxon Mobil Corporation, ExxonMobil Canada Ltd. and Esso Australia Pty Ltd. pension plans, these values are calculated using the individual’s additional pensionable service in 2018 and earnings as described previously. For R.M. Kruger this value was ($1,254,381). For D.E. Lyons this value was ($102,873). For J.R. Whelan the compensatory value was $1,587,500, reflecting his confirmation in the ExxonMobil Canada Ltd. supplemental pension arrangement in 2018. Had J.R. Whelan participated in this arrangement prior to 2018, the compensatory value for the year would have been $312,300. For P.M. Dinnick this value was $140,505.

(f)

The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2018 increased to 3.9 percent, from 3.4 percent at the end of 2017, which had a negative impact on the non-compensatory change element. For B.A. Babcock who retired on April 30, 2018, the change in non-compensatory obligation reflects her supplemental pension arrangement payment option election upon retirement. For members of the Exxon Mobil Corporation, ExxonMobil Canada Ltd. and Esso Australia Pty Ltd. pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. For the Exxon Mobil Corporation plan this includes the effect of interest based on a discount rate of 4.4 percent at the end of 2018, up from 3.8 percent at the end of 2017. For the ExxonMobil Canada Ltd. plan this includes the effect of interest based on a discount rate of 3.9 percent at the end of 2018, up from 3.4 percent at the end of 2017. For the Esso Australia Pty Ltd. plan this includes the effect of interest based on a discount rate of 3.7 percent at the end of 2018, down from 3.8 percent at the end of 2017. For R.M. Kruger this value was ($101,506). For D.E. Lyons this value was ($67,415). For J.R. Whelan the non-compensatory value was nil, reflecting his confirmation in the ExxonMobil Canada Ltd. supplemental pension arrangement. Had J.R. Whelan participated in this arrangement prior to 2018, the non-compensatory value for the year would have been $40,500. For P.M. Dinnick this value was $110,684.

(g)

J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution plan. Under this plan, the affiliate contributes a percent of base pay to the fund monthly, subject to regulatory limits. The “Accumulated value at start of year” was $589,562, the “Compensatory value” was ($1,012) reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end” was $588,550. P.M. Dinnick is a member of the Esso Australia Pty Ltd. defined contribution plan. Contribution limits under this plan have been reached. The “Accumulated value at start of year” was $53,673, the “Compensatory value” was ($206) reflecting investment earnings, and the “Accumulated value at year-end” was $53,467.

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

(a)	contribute to the formulation of and approve strategic plans on at least an annual basis;

(b)	identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;

(c)	oversee succession planning for senior management, including the appointing, training and monitoring thereof;

(d)	approve the corporate disclosure guidelines and monitor the external communications of the corporation;

(e)	monitor the integrity of the corporation’s internal control and management information systems;

(f)	monitor the integrity of the corporation’s information technology and systems to ensure the security and integrity of the corporation’s electronic information, systems and assets;

(g)	consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;

(h)	monitor compliance with major corporate policies;

(i)	charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;

(j)	monitor the performance of the chief executive officer;

(k)

satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;

(l)	annually review and approve the corporation’s code of ethics and business conduct;

(m)

monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;

(n)	determine appropriate measures are in place for receiving feedback from stakeholders;

(o)

by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, public policy and corporate responsibility and community engagement and collaboration committees of the board with specific duties defined and the corporation provide each board committee with sufficient funds to discharge its responsibilities in accordance with its charter;

(p)	determine membership of each committee, including its chair and vice-chair, after receiving the recommendation of the nominations and corporate governance committee;

(q)

direct the distribution to the board by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in section 5;

(r)	review the corporation’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof;

(s)	review the mandates of the board and of the committees and their effectiveness at least annually; and

(t)	undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

4. Range of items to be considered by the board

The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

Organization/legal

●	fixing of the number of directors
●	director appointments to fill interim vacancies
●	director slate for election by the shareholders
●	officer appointments
●	board governance processes
●	by-laws and administrative resolutions
●	changes in fundamental structure of the corporation
●	shareholder meeting notice and materials
●	nonemployee director compensation
●	policies adopted by the board
●	investigations and litigation of a material nature

Financial

●	equity or debt financing
●	dividend declarations
●	financial statements and the related management discussion and analysis, annual and quarterly
●	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating plans/performance

●	near-term and long-range outlooks
●	capital, lease, loan and contributions budgets annually
●	budget additions over $250 million individually
●	quarterly updates of actual and projected capital expenditures
●	capital expenditures or dispositions in excess of $250 million individually
●	entering into any venture that is outside of the corporation’s existing businesses
●	financial and operating results quarterly
●	Canadian and world economic outlooks
●	regional socio-economic reviews
●	information technology, systems and cybersecurity

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

Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:

Organization/legal

●	articles of incorporation, by-laws and administrative resolutions
●	corporate policies
●	corporate data
●	board and management processes
●	financial and operating report
●	organization outline

Social/political/economic environment

●	public issues updates
●	economic outlook
●	external communications packages
●	information technology, systems and cybersecurity updates

Major announcements

●	press releases
●	speeches by management
●	organization changes

Communications to shareholders

Other significant submissions, studies and reports

6. Meetings of the board

(a)	The board normally holds seven (7) regular meetings per year. Additional meetings may be scheduled as required to consider the range of items charged for consideration by the board.

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

9. Meetings of the independent directors in the absence of members of management

(a)

Meetings of the independent directors (“executive sessions of the board”) shall be held in conjunction with all board meetings including unscheduled telephonic board meetings. Additional executive sessions may be convened by the chair or the executive sessions at his or her discretion and will be convened if requested by any other director. Any independent director may raise issues for discussion at an executive session.

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

Work Experience

●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations/technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)

Other Expertise

●	Audit committee financial expert
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic/research)
●	Expertise in information technology and cybersecurity (Information technology/Cybersecurity)
●	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:

●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
●	providing diversity in age, gender or regional association.

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
○

serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

○

serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

○	serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

●	is expected to remain qualified to serve for a minimum of five years;

●	will not, at the time that he or she stands for election or appointment, have attained the age of 72;

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
○

assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

○

assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

○	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

○

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

Public Policy and Corporate Responsibility Committee Charter

1. Purpose of the Committee

The primary purpose of the public policy and corporate responsibility committee (the ‘committee’) is to review and provide advice, as the committee deems appropriate, regarding the corporation’s policies, programs and practices on public issues of significance including their effects on safety, health and the environment. This includes environmental, health and safety performance, along with compliance with legislation, and the assessment of long term impacts of public policy on corporate performance.

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

(c)

monitor trends and review current and emerging public policy issues relating to matters of significance to the corporation, including environment, health and safety issues as they may impact the corporation’s operations.

(d)

review the impact of proposed legislation relating to matters of significance to the corporation, including the impact of the environment, health and safety on the operations of the corporation and to advise the directors and management as to the appropriate response of the corporation thereto.

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

Community Collaboration and Engagement Committee Charter

1. Purpose of the Committee

The primary purpose of the community engagement and collaboration committee (the ‘committee’) is to review and provide advice on the corporation’s guidelines, procedures and performance supporting public awareness and consultation efforts, government, community and Indigenous relations, and community partnership and investment programs.

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

The committee shall:

(a)	review and monitor the effectiveness of the corporation’s programs and practices supporting public awareness and consultation activities.

(b)	monitor trends and review current and emerging issues related to government, stakeholder and Indigenous relations.

(c)	review and provide advice on the corporation’s overall community investment strategies and programs, which consists of:

(i)	charitable contributions;

(ii)	local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;

(iii)	funding for public policy groups;

(iv)	university research awards;

(v)	sponsorships whose primary purpose is to promote community support and corporate recognition; and

(vi)	expenditures required under socio-economic agreements to support the development of mutually-beneficial long-term relationships.

(d)	approve all grants or contributions for charitable contributions and local community contributions; as described in section 4(c)(i) above, in excess of $300,000.

(e)	require attendances at its meetings by members of management, as the committee may direct.

(f)	undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

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