Form 10-Q
period 2019-03-31
IMPERIAL OIL LTD
filed 2019-05-02
CIK 49938

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission file number 0-12014

IMPERIAL OIL LIMITED

(Exact name of registrant as specified in its charter)

CANADA	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Quarry Park Boulevard S.E. Calgary, Alberta, Canada	T2C 5N1
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 1-800-567-3776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None		None

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

  YES              NO     ✓

The number of common shares outstanding, as of March 31, 2019 was 772,588,535.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2018. Note that numbers may not add due to rounding.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31

millions of Canadian dollars	2019	2018
Revenues and other income
Revenues (a)	7,965	7,900
Investment and other income (note 4)	17	34
Total revenues and other income	7,982	7,934

Expenses

Exploration	33	8

Purchases of crude oil and products (b)	4,895	4,780

Production and manufacturing (c)	1,595	1,431

Selling and general (c)	213	194

Federal excise tax	394	397

Depreciation and depletion	390	377

Non-service pension and postretirement benefit	36	27

Financing (d) (note 6)	28	23
Total expenses	7,584	7,237

Income (loss) before income taxes	398	697

Income taxes	105	181

Net income (loss)	293	516

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 11)	0.38	0.62

Net income (loss) per common share - diluted (note 11)	0.38	0.62

(a) Amounts from related parties included in revenues.	1,722	1,373

(b) Amounts to related parties included in purchases of crude oil and products.	728	892

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	161	141

(d) Amounts to related parties included in financing, (note 6)	28	20

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31

millions of Canadian dollars	2019	2018
Net income (loss)	293	516

Other comprehensive income (loss), net of income taxes

Postretirement benefits liability adjustment (excluding amortization)	18	(19)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	27	34

Total other comprehensive income (loss)	45	15

Comprehensive income (loss)	338	531

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2019	2018

Assets
Current assets
Cash	1,011	988
Accounts receivable, less estimated doubtful accounts (a)	3,233	2,529
Inventories of crude oil and products	1,251	1,297
Materials, supplies and prepaid expenses	568	541

Total current assets	6,063	5,355
Investments and long-term receivables (b)	854	857
Property, plant and equipment,	53,878	53,944
less accumulated depreciation and depletion	(19,634)	(19,719)

Property, plant and equipment, net	34,244	34,225
Goodwill	186	186
Other assets, including intangibles, net (note 9)	1,150	833

Total assets	42,497	41,456

Liabilities
Current liabilities
Notes and loans payable (c)	202	202
Accounts payable and accrued liabilities (a) (note 9)	4,713	3,688
Income taxes payable	37	65

Total current liabilities	4,952	3,955
Long-term debt (d) (note 7)	4,972	4,978
Other long-term obligations (e) (note 9)	3,108	2,943
Deferred income tax liabilities	5,146	5,091

Total liabilities	18,178	16,967

Shareholders’ equity
Common shares at stated value (f) (note 11)	1,427	1,446
Earnings reinvested (note 12)	24,364	24,560
Accumulated other comprehensive income (loss) (note 13)	(1,472)	(1,517)

Total shareholders’ equity	24,319	24,489

Total liabilities and shareholders’ equity	42,497	41,456

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $797 million (2018 - $666 million).
(b)	Investments and long-term receivables included amounts from related parties of $200 million (2018 - $146 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2018 - $75 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2018 - $4,447 million).
(e)	Other long-term obligations included amounts to related parties of $4 million (2018 - $15 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 773 million, respectively (2018 - 1,100 million and 783 million, respectively).
The	information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2019	2018

Operating activities
Net income (loss)	293	516
Adjustments for non-cash items:
Depreciation and depletion	390	377
(Gain) loss on asset sales (note 4)	5	(10)
Deferred income taxes and other	(4)	185
Changes in operating assets and liabilities:
Accounts receivable	(704)	427
Inventories, materials, supplies and prepaid expenses	19	(217)
Income taxes payable	(28)	16
Accounts payable and accrued liabilities	903	(415)
All other items - net (a) (b)	129	106

Cash flows from (used in) operating activities	1,003	985

Investing activities
Additions to property, plant and equipment (b)	(431)	(371)
Proceeds from asset sales (note 4)	22	12
Loans to equity company	(54)	(6)

Cash flows from (used in) investing activities	(463)	(365)

Financing activities
Reduction in finance lease obligations (note 8)	(7)	(6)
Dividends paid	(149)	(134)
Common shares purchased (note 11)	(361)	(250)

Cash flows from (used in) financing activities	(517)	(390)

Increase (decrease) in cash	23	230
Cash at beginning of period	988	1,195

Cash at end of period (c)	1,011	1,425

(a) Included contribution to registered pension plans.	(41)	(44)
(b)	The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items, net.
(c)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1.  Basis of financial statement preparation

These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2018 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.

The company’s exploration and production activities are accounted for under the “successful efforts” method.

The results for the three months ended March 31, 2019, are not necessarily indicative of the operations to be expected for the full year.

All amounts are in Canadian dollars unless otherwise indicated.

2.  Accounting changes

Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company used a transition method that applies the new lease standard at January 1, 2019. The company applied a policy election to exclude short-term leases from the balance sheet recognition and also elected certain practical expedients at adoption. As permitted, Imperial did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and right of way, which were not previously accounted for as leases, are or contain a lease. At adoption of the lease accounting change, on January 1, 2019, an operating lease liability of $298 million was recorded and the operating lease right of use asset was $298 million. There was no cumulative earnings effect adjustment.

IMPERIAL OIL LIMITED

3.  Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	2,240	1,989	5,474	5,607	251	304
Intersegment sales	948	657	448	362	72	73
Investment and other income (note 4)	-	1	10	22	-	-
	3,188	2,647	5,932	5,991	323	377
Expenses
Exploration	33	8	-	-	-	-
Purchases of crude oil and products	1,586	1,374	4,582	4,294	193	202
Production and manufacturing	1,156	1,012	381	368	58	51
Selling and general	-	-	179	173	21	21
Federal excise tax	-	-	394	397	-	-
Depreciation and depletion	334	318	46	51	4	3
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 6)	-	-	-	-	-	-
Total expenses	3,109	2,712	5,582	5,283	276	277
Income (loss) before income taxes	79	(65)	350	708	47	100
Income taxes	21	(21)	93	187	13	27
Net income (loss)	58	(44)	257	521	34	73
Cash flows from (used in) operating activities	280	337	732	590	48	83
Capital and exploration expenditures (b)	372	206	129	57	17	4
Total assets as at March 31 (c)	35,235	34,463	5,556	5,034	454	417

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	7,965	7,900
Intersegment sales	-	-	(1,468)	(1,092)	-	-
Investment and other income (note 4)	7	11	-	-	17	34
	7	11	(1,468)	(1,092)	7,982	7,934
Expenses
Exploration	-	-	-	-	33	8
Purchases of crude oil and products	-	-	(1,466)	(1,090)	4,895	4,780
Production and manufacturing	-	-	-	-	1,595	1,431
Selling and general	15	2	(2)	(2)	213	194
Federal excise tax	-	-	-	-	394	397
Depreciation and depletion	6	5	-	-	390	377
Non-service pension and postretirement benefit	36	27	-	-	36	27
Financing (note 6)	28	23	-	-	28	23
Total expenses	85	57	(1,468)	(1,092)	7,584	7,237
Income (loss) before income taxes	(78)	(46)	-	-	398	697
Income taxes	(22)	(12)	-	-	105	181
Net income (loss)	(56)	(34)	-	-	293	516
Cash flows from (used in) operating activities	(57)	(25)	-	-	1,003	985
Capital and exploration expenditures (b)	11	7	-	-	529	274
Total assets as at March 31 (c)	1,697	1,934	(445)	(268)	42,497	41,580

IMPERIAL OIL LIMITED

(a)

Included export sales to the United States of $1,664 million (2018 - $1,207 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)

Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to capital leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(c)

Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. As at March 31, 2019, “Total assets” include right of use assets of $286 million. An election was made not to restate prior periods. See note 8 for additional details.

IMPERIAL OIL LIMITED

4.  Investment and other income

Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2019	2018
Proceeds from asset sales	22	12
Book value of asset sales	27	2
Gain (loss) on asset sales, before-tax	(5)	10
Gain (loss) on asset sales, after-tax	(4)	7

5.  Employee retirement benefits

The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2019	2018
Pension benefits:
Current service cost	57	60
Interest cost	81	76
Expected return on plan assets	(87)	(101)
Amortization of prior service cost	-	1
Amortization of actuarial loss (gain)	37	44
Net periodic benefit cost	88	80

Other postretirement benefits:
Current service cost	4	4
Interest cost	5	5
Amortization of actuarial loss (gain)	-	2
Net periodic benefit cost	9	11

6.  Financing and additional notes and loans payable information

	Three Months to March 31
millions of Canadian dollars	2019	2018
Debt-related interest	39	30
Capitalized interest	(11)	(7)
Net interest expense	28	23
Other interest	-	-
Total financing	28	23

7.  Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2019	2018
Long-term debt	4,447	4,447
Finance leases (a)	525	531
Total long-term debt	4,972	4,978
(a)	Maturity analysis of finance lease liabilities is disclosed in note 8.

IMPERIAL OIL LIMITED

8.  Leases

The company generally purchases the property, plant and equipment used in operations, but there are situations where assets are leased, primarily rail cars, marine vessels, storage tanks and other moveable equipment. Right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for long-term transportation agreements is excluded from the calculation of right of use assets and lease liabilities. Usually, assets are leased only for a portion of their useful lives and are accounted for as operating leases. In limited situations assets are leased for nearly all of their useful lives and are accounted for as finance leases. In general, leases are capitalized using the company’s incremental borrowing rate.

Variable payments under these lease agreements are not significant. Residual value guarantees, restrictions, or covenants related to leases, and transactions with related parties are also not significant. The company’s activities as a lessor are not material.

At adoption of the lease accounting change (see note 2), on January 1, 2019, an operating lease liability of $298 million was recorded and the operating lease right of use asset was $298 million. There was no cumulative earnings effect adjustment.

The table below summarizes the total lease cost incurred:

	Three Months to March 31 2019

millions of Canadian dollars	Operating leases	Finance leases
Operating lease cost	37
Short-term and other (net of sublease rental income)	15

Amortization of right of use assets		13
Interest on lease liabilities		10
Total lease cost	52	23

The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet:
	As at March 31 2019

millions of Canadian dollars	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles, net	286
Included in Property, plant and equipment, net		588
Total right of use assets	286	588

Lease liability due within one year
Included in Accounts payable and accrued liabilities	123	45
Included in Notes and loans payable		27
Long-term lease liability
Included in Other long-term obligations	160	4
Included in Long-term debt		525
Total lease liability	283	601

IMPERIAL OIL LIMITED

The maturity analysis of the company’s lease liabilities, weighted average remaining lease term and weighted average discount rates applied are summarized below:

	As at March 31 2019

millions of Canadian dollars, unless noted	Operating leases	Finance leases
Maturity analysis of lease liabilities
2019 remaining months	101	84
2020	90	71
2021	45	50
2022	15	49
2023	13	48
2024	12	47
2025 and beyond	28	1,086
Total lease payments	304	1,435

Discount to present value	(21)	(834)
Total lease liability	283	601

Weighted average remaining lease term (years)	4	38
Weighted average discount rate (percent)	2.7	7.0

In addition to the operating lease liabilities in the table immediately above, at March 31, 2019, additional undiscounted commitments for leases not yet commenced totalled $11 million. These unrecorded lease commitments are the primary difference between the operating lease liabilities reflected in the table above and the $291 million disclosed at December 31, 2018, for minimum lease commitments under the prior lease accounting standard.

The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:
	Three Months to March 31 2019

millions of Canadian dollars	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	36
Cash flows from financing activities		7

Non-cash right of use assets recorded for lease liabilities
For January 1 adoption of Leases (Topic 842)	298	-
In exchange for new lease liabilities during the period	7	-

IMPERIAL OIL LIMITED

At December 31, 2018, the company held non-cancelable operating leases covering primarily storage tanks, rail cars and marine vessels, with minimum undiscounted lease commitments totaling $291 million as indicated in the following table:

millions of Canadian dollars	As at Dec 31 2018
Payments due by period
2019	130
2020	82
2021	43
2022	13
2023	11
2024 and beyond	12
Total lease payments under minimum commitments (a)	291
(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2018 was $221 million (2017 - $206 million, 2016 - $253 million). Related rental income was not material.

9.  Other long-term obligations

	As at	As at
	Mar 31	Dec 31
millions of Canadian dollars	2019	2018
Employee retirement benefits (a)	1,172	1,195
Asset retirement obligations and other environmental liabilities (b)	1,444	1,435
Share-based incentive compensation liabilities	88	78
Operating lease liability (c)	160	-
Other obligations	244	235
Total other long-term obligations	3,108	2,943
(a)	Total recorded employee retirement benefits obligations also included $55 million in current liabilities (2018 - $55 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $118 million in current liabilities (2018 - $118 million).
(c)

Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and liability. The long-term lease liability for operating leases is included in Other long-term obligations (see note 8).

10.  Financial instruments

The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2019 and December 31, 2018 the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

11.  Common shares

thousands of shares	As of Mar 31 2019	As of Dec 31 2018
Authorized	1,100,000	1,100,000
Common shares outstanding	772,589	782,565

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

The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	2	-
Purchases at stated value	(48,679)	(90)
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	-	-
Purchases at stated value	(9,976)	(19)
Balance as at March 31, 2019	772,589	1,427

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2019	2018
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	293	516
Weighted average number of common shares outstanding (millions of shares)	777.5	829.0
Net income (loss) per common share (dollars)	0.38	0.62

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	293	516
Weighted average number of common shares outstanding (millions of shares)	777.5	829.0
Effect of employee share-based awards (millions of shares)	2.3	2.5
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	779.8	831.5
Net income (loss) per common share (dollars)	0.38	0.62

Dividends per common share - declared (dollars)	0.19	0.16

IMPERIAL OIL LIMITED

12.  Earnings reinvested

	Three Months to March 31
millions of Canadian dollars	2019	2018
Earnings reinvested at beginning of period	24,560	24,714
Net income (loss) for the period	293	516
Share purchases in excess of stated value	(342)	(237)
Dividends declared	(147)	(132)
Earnings reinvested at end of period	24,364	24,861

13.  Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2019	2018
Balance at January 1	(1,517)	(1,815)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	18	(19)
Amounts reclassified from accumulated other comprehensive income	27	34
Balance at March 31	(1,472)	(1,800)

Amounts reclassified out of accumulated other comprehensive income (loss) - before tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2019	2018
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(37)	(46)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 5).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2019	2018
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	7	(7)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	10	12
Total	17	5

14.  Recently issued accounting standards

Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update, Financial Instruments - Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. Imperial is evaluating the standard and its effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results

First quarter 2019 vs. first quarter 2018

The company’s net income for the first quarter of 2019 was $293 million or $0.38 per share on a diluted basis, compared to net income of $516 million or $0.62 per share for the same period 2018.

Upstream net income was $58 million in the first quarter, up $102 million from the same period of 2018. Improved results reflect the impact of higher Canadian crude oil realizations of about $160 million and higher Syncrude and Norman Wells volumes of about $80 million. Results were negatively impacted by higher operating expenses of about $120 million and lower Cold Lake volumes of about $50 million.

West Texas Intermediate (WTI) averaged US$54.90 per barrel in the first quarter of 2019, down from US$62.89 per barrel in the same quarter of 2018. Western Canada Select (WCS) averaged US$42.44 per barrel and US$38.67 per barrel for the same periods. The WTI / WCS differential narrowed during the first quarter of 2019 to average approximately US$12 per barrel for the quarter, compared to around US$24 per barrel in the same period of 2018.

The Canadian dollar averaged US$0.75 in the first quarter of 2019, a decrease of US$0.04 from the first quarter of 2018.

Imperial’s average Canadian dollar realizations for bitumen increased in the quarter, supported by an increase in WCS and lower diluent costs. Bitumen realizations averaged $48.85 per barrel for the first quarter of 2019, up from $35.61 per barrel in the first quarter of 2018. The company’s average Canadian dollar realizations for synthetic crude declined generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $69.34 per barrel, compared to $77.26 per barrel in the same period of 2018.

Gross production of Cold Lake bitumen averaged 145,000 barrels per day in the first quarter, compared to 153,000 barrels per day in the same period last year. Lower production was mainly due to production timing associated with steam management.

Gross production of Kearl bitumen averaged 180,000 barrels per day in the first quarter (127,000 barrels Imperial’s share), compared to 182,000 barrels per day (129,000 barrels Imperial’s share) during the first quarter of 2018.

The company’s share of gross production from Syncrude averaged 78,000 barrels per day, up from 65,000 barrels per day in the first quarter of 2018. Higher production was mainly due to reduced downtime, partially offset by impacts from the Government of Alberta’s production curtailment order.

Downstream net income was $257 million in the first quarter, compared to net income of $521 million in the first quarter of 2018. Earnings decreased mainly due to lower margins of about $180 million and the impact of refinery reliability events of about $60 million.

Refinery throughput averaged 383,000 barrels per day, compared to 408,000 barrels per day in the first quarter of 2018. Capacity utilization was 91 percent, compared to 96 percent in the first quarter of 2018. Reduced throughput was mainly due to reliability events at company facilities.

Petroleum product sales were 477,000 barrels per day, compared to 478,000 barrels per day in the first quarter of 2018.

IMPERIAL OIL LIMITED

Chemical net income was $34 million in the first quarter, compared to $73 million from the same quarter of 2018, primarily reflecting lower margins.

Corporate and other expenses were $56 million in the first quarter, compared to $34 million in the same period of 2018.

IMPERIAL OIL LIMITED

Liquidity and capital resources

Cash flow generated from operating activities was $1,003 million in the first quarter, up from $985 million in the corresponding period in 2018, reflecting higher working capital effects, partially offset by lower earnings.

Investing activities used net cash of $463 million in the first quarter, compared with $365 million used in the same period of 2018.

Cash used in financing activities was $517 million in the first quarter, compared with $390 million used in the first quarter of 2018. Dividends paid in the first quarter of 2019 were $149 million. The per share dividend paid in the first quarter was $0.19, up from $0.16 in the same period of 2018. During the first quarter, the company, under its share purchase program, purchased about 10 million shares for $361 million, including shares purchased from Exxon Mobil Corporation.

The company’s cash balance was $1,011 million at March 31, 2019, versus $1,425 million at the end of first quarter 2018.

Recently issued accounting standards

Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update, Financial Instruments - Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. Imperial is evaluating the standard and its effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Disclosure related to the share purchase program and capital activities constitutes forward-looking statements. Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix; applicable laws and government policies; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products and resulting price and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy; environmental risks inherent in oil and gas exploration and production activities; environmental regulation; currency exchange rates; availability and allocation of capital; unanticipated operational disruptions; project management and schedules; operational hazards and risks; cybersecurity incidents; disaster response preparedness; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED

Item 3.    Quantitative and qualitative disclosures about market risk

Information about market risks for the three months ended March 31, 2019, does not differ materially from that discussed on page 25 of the company’s annual report on Form 10-K for the year ended December 31, 2018.

Item 4.    Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 2.    Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

January 2019	3,540,255	36.07	3,540,255	16,250,960
(January 1 - January 31)
February 2019	3,057,193	35.95	3,057,193	13,193,767
(February 1 - February 28)
March 2019	3,378,851	36.50	3,378,851	9,814,916	(b)
(March 1 - March 31)

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

Imperial Oil Limited (Registrant)

Date: May 2, 2019	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: May 2, 2019	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary