Form 10-Q
period 2019-06-30
IMPERIAL OIL LTD
filed 2019-08-07
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
of the Exchange Act of 1934).

Large accelerated filer	✓	Smaller reporting company	___ _
Non-accelerated filer	____	Emerging growth company	____
Accelerated filer	____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

The registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act of 1934).

YES

  NO

✓

The number of common shares outstanding, as of June 30, 2019 was
762,773,619
.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.   FINANCIAL INFORMATION
Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Revenues and other income
Revenues (a)	9,228	9,516	17,193	17,416
Investment and other income (note 4)	33	27	50	61
Total revenues and other income	9,261	9,543	17,243	17,477

Expenses
Exploration	5	1	38	9
Purchases of crude oil and products (b)	5,662	6,537	10,557	11,317
Production and manufacturing (c)	1,715	1,646	3,310	3,077
Selling and general (c)	236	273	449	467
Federal excise tax and fuel charge	463	412	857	809
Depreciation and depletion	392	358	782	735
Non-service pension and postretirement benefit	36	26	72	53
Financing (d) (note 6)	23	26	51	49
Total expenses	8,532	9,279	16,116	16,516

Income (loss) before income taxes	729	264	1,127	961

Income taxes	(483)	68	(378)	249

Net income (loss)	1,212	196	1,505	712

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 11)	1.58	0.24	1.95	0.86
Net income (loss) per common share - diluted (note 11)	1.57	0.24	1.94	0.86

(a) Amounts from related parties included in revenues.	2,234	1,769	3,956	3,142

(b) Amounts to related parties included in purchases of crude oil and products.	908	1,374	1,636	2,266

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	161	156	322	297

(d) Amounts to related parties included in financing, (note 6).	24	22	52	42
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Net income (loss)	1,212	196	1,505	712

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	18	(19)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	28	33	55	67
Total other comprehensive income (loss)	28	33	73	48

Comprehensive income (loss)	1,240	229	1,578	760

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at June 30	As at Dec 31
millions of Canadian dollars	2019	2018
Assets
Current assets
Cash	1,087	988
Accounts receivable, less estimated doubtful accounts (a)	3,134	2,529
Inventories of crude oil and products	1,228	1,297
Materials, supplies and prepaid expenses	631	541
Total current assets	6,080	5,355
Investments and long-term receivables (b)	894	857
Property, plant and equipment,	54,263	53,944
less accumulated depreciation and depletion	(20,025)	(19,719)
Property, plant and equipment, net	34,238	34,225
Goodwill	186	186
Other assets, including intangibles, net	531	833
Total assets	41,929	41,456

Liabilities
Current liabilities
Notes and loans payable (c)	200	202
Accounts payable and accrued liabilities (a) (note 9)	3,985	3,688
Income taxes payable	28	65
Total current liabilities	4,213	3,955
Long-term debt (d) (note 7)	4,968	4,978
Other long-term obligations (e) (note 9)	3,076	2,943
Deferred income tax liabilities	4,650	5,091
Total liabilities	16,907	16,967

Shareholders’ equity
Common shares at stated value (f) (note 11)	1,410	1,446
Earnings reinvested	25,056	24,560
Accumulated other comprehensive income (loss) (note 12)	(1,444)	(1,517)
Total shareholders’ equity	25,022	24,489

Total liabilities and shareholders’ equity	41,929	41,456

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $1,200 million (2018 - $666 million).

(b)	Investments and long-term receivables included amounts from related parties of $249 million (2018 - $146 million).

(c)	Notes and loans payable included amounts to related parties of $75 million (2018 - $75 million).

(d)	Long-term debt included amounts to related parties of $4,447 million (2018 - $4,447 million).

(e)	Other long-term obligations included amounts to related parties of $0 million (2018 - $15 million).

(f)	Number of common shares authorized and outstanding were 1,100 million and 763 million, respectively (2018 - 1,100 million and 783 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Common shares at stated value (note 11)
At beginning of period	1,427	1,523	1,446	1,536
Issued under the stock option plan	-	-	-	-
Share purchases at stated value	(17)	(40)	(36)	(53)
At end of period	1,410	1,483	1,410	1,483

Earnings reinvested
At beginning of period	24,364	24,861	24,560	24,714
Net income (loss) for the period	1,212	196	1,505	712
Share purchases in excess of stated value	(351)	(853)	(693)	(1,090)
Dividends declared	(169)	(155)	(316)	(287)
At end of period	25,056	24,049	25,056	24,049

Accumulated other comprehensive income (loss) (note 12)
At beginning of period	(1,472)	(1,800)	(1,517)	(1,815)
Other comprehensive income (loss)	28	33	73	48
At end of period	(1,444)	(1,767)	(1,444)	(1,767)

Shareholders’ equity at end of period	25,022	23,765	25,022	23,765

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Operating activities
Net income (loss)	1,212	196	1,505	712
Adjustments for non-cash items:
Depreciation and depletion	392	358	782	735
(Gain) loss on asset sales (note 4)	(11)	(9)	(6)	(19)
Deferred income taxes and other	(471)	24	(475)	209
Changes in operating assets and liabilities:
Accounts receivable	99	(340)	(605)	87
Inventories, materials, supplies and prepaid expenses	(40)	40	(21)	(177)
Income taxes payable	(9)	16	(37)	32
Accounts payable and accrued liabilities	(175)	439	728	24
All other items - net (a) (b)	29	135	158	241
Cash flows from (used in) operating activities	1,026	859	2,029	1,844

Investing activities
Additions to property, plant and equipment (b)	(394)	(357)	(825)	(728)
Proceeds from asset sales (note 4)	14	9	36	21
Loan to equity company	(49)	(31)	(103)	(37)
Cash flows from (used in) investing activities	(429)	(379)	(892)	(744)

Financing activities
Reduction in finance lease obligations (note 8)	(6)	(7)	(13)	(13)
Dividends paid	(147)	(132)	(296)	(266)
Common shares purchased (note 11)	(368)	(893)	(729)	(1,143)
Cash flows from (used in) financing activities	(521)	(1,032)	(1,038)	(1,422)

Increase (decrease) in cash	76	(552)	99	(322)
Cash at beginning of period	1,011	1,425	988	1,195
Cash at end of period (c)	1,087	873	1,087	873
(a) Included contribution to registered pension plans.	(57)	(57)	(98)	(101)
(b)    The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items, net.

(c)    Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
Non-cash transaction
The company removed $570 million of assets and corresponding liabilities associated with the Government of Ontario’s revocation of its cap and trade legislation. The impact of this removal was not reflected in “Accounts payable and accrued liabilities” and “All other items - net” lines on the Consolidated statement of cash flows as it was not a cash transaction.
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
The results for the six months ended June 30, 2019, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.
2.  Accounting changes
Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company used a transition method that applies the new lease standard at January 1, 2019. The company applied a policy election to exclude short-term leases from the balance sheet recognition and also elected certain practical expedients at adoption. As permitted, Imperial did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and right of way, which were not previously accounted for as leases, are or contain a lease. At adoption of the lease accounting change, on January 1, 2019, an operating lease liability of $298 million was recorded and the operating lease right of use asset was $298 million. There was no cumulative earnings effect adjustment.

IMPERIAL OIL LIMITED

3.  Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	2,587	2,318	6,375	6,870	266	328
Intersegment sales	1,116	650	487	332	48	74
Investment and other income (note 4)	4	3	19	19	-	-
	3,707	2,971	6,881	7,221	314	402
Expenses
Exploration	5	1	-	-	-	-
Purchases of crude oil and products	1,802	1,573	5,338	5,803	171	216
Production and manufacturing	1,171	1,106	474	488	70	52
Selling and general	-	-	201	197	23	23
Federal excise tax and fuel charge	-	-	463	412	-	-
Depreciation and depletion	338	300	46	49	3	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 6)	-	-	-	-	-	-
Total expenses	3,316	2,980	6,522	6,949	267	295
Income (loss) before income taxes	391	(9)	359	272	47	107
Income taxes	(594)	(3)	101	71	9	29
Net income (loss)	985	(6)	258	201	38	78
Cash flows from (used in) operating activities	585	(10)	423	776	52	116
Capital and exploration expenditures (b)	301	183	111	88	6	7

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	9,228	9,516
Intersegment sales	-	-	(1,651)	(1,056)	-	-
Investment and other income (note 4)	10	5	-	-	33	27
	10	5	(1,651)	(1,056)	9,261	9,543
Expenses
Exploration	-	-	-	-	5	1
Purchases of crude oil and products	-	-	(1,649)	(1,055)	5,662	6,537
Production and manufacturing	-	-	-	-	1,715	1,646
Selling and general	14	54	(2)	(1)	236	273
Federal excise tax and fuel charge	-	-	-	-	463	412
Depreciation and depletion	5	5	-	-	392	358
Non-service pension and postretirement benefit	36	26	-	-	36	26
Financing (note 6)	23	26	-	-	23	26
Total expenses	78	111	(1,651)	(1,056)	8,532	9,279
Income (loss) before income taxes	(68)	(106)	-	-	729	264
Income taxes	1	(29)	-	-	(483)	68
Net income (loss)	(69)	(77)	-	-	1,212	196
Cash flows from (used in) operating activities	(34)	(23)	-	-	1,026	859
Capital and exploration expenditures (b)	11	6	-	-	429	284

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $
2,152
 million (2018 - $
1,561
million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	4,827	4,307	11,849	12,477	517	632
Intersegment sales	2,064	1,307	935	694	120	147
Investment and other income (note 4)	4	4	29	41	-	-
	6,895	5,618	12,813	13,212	637	779
Expenses
Exploration	38	9	-	-	-	-
Purchases of crude oil and products	3,388	2,947	9,920	10,097	364	418
Production and manufacturing	2,327	2,118	855	856	128	103
Selling and general	-	-	380	370	44	44
Federal excise tax and fuel charge	-	-	857	809	-	-
Depreciation and depletion	672	618	92	100	7	7
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 6)	-	-	-	-	-	-
Total expenses	6,425	5,692	12,104	12,232	543	572
Income (loss) before income taxes	470	(74)	709	980	94	207
Income taxes	(573)	(24)	194	258	22	56
Net income (loss)	1,043	(50)	515	722	72	151
Cash flows from (used in) operating activities	865	327	1,155	1,366	100	199
Capital and exploration expenditures (b)	673	389	240	145	23	11
Total assets as at June 30 (c) (d)	35,059	34,781	5,041	5,090	451	408

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	17,193	17,416
Intersegment sales	-	-	(3,119)	(2,148)	-	-
Investment and other income (note 4)	17	16	-	-	50	61
	17	16	(3,119)	(2,148)	17,243	17,477
Expenses
Exploration	-	-	-	-	38	9
Purchases of crude oil and products	-	-	(3,115)	(2,145)	10,557	11,317
Production and manufacturing	-	-	-	-	3,310	3,077
Selling and general	29	56	(4)	(3)	449	467
Federal excise tax and fuel charge	-	-	-	-	857	809
Depreciation and depletion	11	10	-	-	782	735
Non-service pension and postretirement benefit	72	53	-	-	72	53
Financing (note 6)	51	49	-	-	51	49
Total expenses	163	168	(3,119)	(2,148)	16,116	16,516
Income (loss) before income taxes	(146)	(152)	-	-	1,127	961
Income taxes	(21)	(41)	-	-	(378)	249
Net income (loss)	(125)	(111)	-	-	1,505	712
Cash flows from (used in) operating activities	(91)	(48)	-	-	2,029	1,844
Capital and exploration expenditures (b)	22	13	-	-	958	558
Total assets as at June 30 (c) (d)	1,822	1,438	(444)	(327)	41,929	41,390

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $
3,816
 million (2018 - $
2,768
million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(c)	Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. As at June 30, 2019, Total assets include operating lease right of use assets of $
261
million. An election was made not to restate prior periods. See note 8 for additional details.

(d)	The company removed $570 million from Total assets and corresponding liabilities associated with the Government of Ontario’s revocation of its cap and trade legislation.

IMPERIAL OIL LIMITED

4.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Proceeds from asset sales	14	9	36	21
Book value of asset sales	3	-	30	2
Gain (loss) on asset sales, before tax	11	9	6	19
Gain (loss) on asset sales, after tax	10	8	6	15

5.  Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Pension benefits:
Current service cost	57	60	114	120
Interest cost	81	75	162	151
Expected return on plan assets	(88)	(100)	(175)	(201)
Amortization of prior service cost	-	1	-	2
Amortization of actuarial loss (gain)	38	43	75	87
Net periodic benefit cost	88	79	176	159

Other postretirement benefits:
Current service cost	4	4	8	8
Interest cost	6	6	11	11
Amortization of actuarial loss (gain)	(1)	1	(1)	3
Net periodic benefit cost	9	11	18	22

6.  Financing and additional notes and loans payable information

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Debt-related interest	34	32	73	62
Capitalized interest	(11)	(6)	(22)	(13)
Net interest expense	23	26	51	49
Other interest	-	-	-	-
Total financing	23	26	51	49

7.  Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2019	2018
Long-term debt	4,447	4,447
Finance leases (a)	521	531
Total long-term debt	4,968	4,978

(a)	Maturity analysis of finance lease liabilities is disclosed in note 8.

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
At adoption of the lease accounting change (see note 2), on January 1, 2019, an operating lease liability of $
298
 million was recorded and the operating lease right of use asset was $
298
 million. There was no cumulative earnings effect adjustment.
The table below summarizes the total lease cost incurred:

	Second Quarter 2019		Six Months to June 30 2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	37		74
Short-term and other (net of sublease rental income)	25		40

Amortization of right of use assets		14		27
Interest on lease liabilities		10		20
Total lease cost	62	24	114	47

The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet:

	As at June 30 2019

millions of Canadian dollars	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles, net	261
Included in Property, plant and equipment, net		574
Total right of use assets	261	574

Lease liability due within one year
Included in Accounts payable and accrued liabilities	118	38
Included in Notes and loans payable		25
Long-term lease liability
Included in Other long-term obligations	141	-
Included in Long-term debt		521
Total lease liability	259	584

IMPERIAL OIL LIMITED

The maturity analysis of the company’s lease liabilities, weighted average remaining lease term and weighted average discount rates applied are summarized below:

	As at June 30 2019

millions of Canadian dollars, unless noted	Operating leases	Finance leases
Maturity analysis of lease liabilities
2019 remaining months	68	55
2020	94	71
2021	46	50
2022	15	49
2023	13	48
2024	11	47
2025 and beyond	30	1,086
Total lease payments	277	1,406

Discount to present value	(18)	(822)
Total lease liability	259	584

Weighted average remaining lease term (years)	4	41
Weighted average discount rate (percent)	2.7	7.5

In addition to the operating lease liabilities in the table immediately above, at June 30, 2019, additional undiscounted commitments for leases not yet commenced totalled $1 million.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	Second Quarter 2019		Six Months to June 30 2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	37		73
Cash flows from financing activities		28		35

Non-cash right of use assets recorded for lease liabilities
For January 1 adoption of Leases (Topic 842)			298
In exchange for new lease liabilities during the period			34

IMPERIAL OIL LIMITED

At December 31, 2018, the company held
non-cancelable
operating leases covering primarily storage tanks, rail cars and marine vessels, with minimum undiscounted lease commitments totaling $291 million as indicated in the following table:

millions of Canadian dollars	As at Dec 31 2018
Payments due by period
2019	130
2020	82
2021	43
2022	13
2023	11
2024 and beyond	12
Total lease payments under minimum commitments (a)	291

(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2018 was $ 221 million (2017 - $ 206 million, 2016 - $ 253 million). Related rental income was not material.

9.  Other long-term obligations

	As at	As at
	June 30	Dec 31
millions of Canadian dollars	2019	2018
Employee retirement benefits (a)	1,153	1,195
Asset retirement obligations and other environmental liabilities (b)	1,446	1,435
Share-based incentive compensation liabilities	95	78
Operating lease liability (c)	141	-
Other obligations	241	235
Total other long-term obligations	3,076	2,943

(a)	Total recorded employee retirement benefits obligations also included $ 55 million in current liabilities (2018 - $ 55 million).

(b)	Total asset retirement obligations and other environmental liabilities also included $ 118 million in current liabilities (2018 - $ 118 million).

(c)	Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and liability. The long-term lease liability for operating leases is included in Other long-term obligations (see note 8).

10.  Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2019 and December 31, 2018 the fair value of long-term debt ($
4,447
 million, excluding finance lease obligations) was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

11.  Common shares

thousands of shares	As of June 30 2019	As of Dec 31 2018
Authorized	1,100,000	1,100,000
Common shares outstanding	762,774	782,565

The
12-month
normal course issuer bid program that was in place during the second quarter of 2019 came into effect in June 27, 2018. The program enabled the company to purchase up to a maximum of 40,391,196 common shares (
5
 percent of the total shares on June 13, 2018), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage in Imperial at approximately 69.6 percent.
The current
12-month
normal course issuer bid program came into effect June 27, 2019, under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares (5 percent of the total shares on June 13, 2019) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.

The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	2	-
Purchases at stated value	(48,679)	(90)
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	-	-
Purchases at stated value	(19,791)	(36)
Balance as at June 30, 2019	762,774	1,410

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2019	2018	2019	2018
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	1,212	196	1,505	712
Weighted average number of common shares outstanding (millions of shares)	767.4	816.1	772.5	822.6
Net income (loss) per common share (dollars)	1.58	0.24	1.95	0.86

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	1,212	196	1,505	712
Weighted average number of common shares outstanding (millions of shares)	767.4	816.1	772.5	822.6
Effect of employee share-based awards (millions of shares)	2.5	2.7	2.4	2.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	769.9	818.8	774.9	825.2
Net income (loss) per common share (dollars)	1.57	0.24	1.94	0.86

Dividends per common share - declared (dollars)	0.22	0.19	0.41	0.35

IMPERIAL OIL LIMITED

12.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2019	2018
Balance at January 1	(1,517)	(1,815)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	18	(19)
Amounts reclassified from accumulated other comprehensive income	55	67
Balance at June 30	(1,444)	(1,767)

Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(37)	(46)	(74)	(92)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 5).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2019	2018	2019	2018
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	7	(7)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	9	13	19	25
Total	9	13	26	18

13.  Recently issued accounting standards
Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. Imperial is evaluating the standard and its effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results
Second quarter 2019 vs. second quarter 2018
The company’s net income for the second quarter of 2019 was $1,212 million or $1.57 per share on a diluted basis, up from net income of $196 million or $0.24 per share in the same period of 2018. Second quarter 2019 results include a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease. On June 28, 2019, the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022.
Upstream net income was $985 million in the second quarter, reflecting the favourable impact associated with the decreased Alberta corporate income tax rate of $689 million. Excluding this impact, second quarter 2019 net income was $296 million, an increase of $302 million compared to a net loss of $6 million in the same period of 2018. Improved results reflect higher volumes of about $310 million, primarily at Syncrude, Kearl and Norman Wells, as well as the impact of higher Canadian crude oil realizations of about $80 million. Results were negatively impacted by higher operating expenses of about $60 million and higher royalties of about $50 million.
West Texas Intermediate (WTI) averaged US$59.91 per barrel in the second quarter of 2019, down from US$67.91 per barrel in the same quarter of 2018. Western Canada Select (WCS) averaged US$49.31 per barrel and US$48.81 per barrel for the same periods. The WTI / WCS differential narrowed during the second quarter of 2019 to average approximately US$11 per barrel for the quarter, compared to around US$19 per barrel in the same period of 2018.
The Canadian dollar averaged US$0.75 in the second quarter of 2019, a decrease of US$0.03 from the second quarter of 2018.
Imperial’s average Canadian dollar realizations for bitumen increased in the quarter, supported primarily by lower diluent costs. Bitumen realizations averaged $57.19 per barrel in the second quarter of 2019, up from $48.90 per barrel in the second quarter of 2018. The company’s average Canadian dollar realizations for synthetic crude declined generally in line with WTI in the quarter, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $79.96 per barrel in the second quarter of 2019, compared to $86.31 per barrel in the same period of 2018.
Gross production of Cold Lake bitumen averaged 135,000 barrels per day in the second quarter, up from 133,000 barrels per day in the same period of 2018.
Gross production of Kearl bitumen averaged 207,000 barrels per day in the second quarter (147,000 barrels Imperial’s share), up from 180,000 barrels per day (128,000 barrels Imperial’s share) in the second quarter of 2018. Higher production was mainly due to improved reliability.
The company’s share of gross production from Syncrude averaged 80,000 barrels per day, up from 50,000 barrels per day in the second quarter of 2018. Higher production was mainly due to the absence of turnaround activities and impacts from the 2018 power disruption.
Downstream net income was $258 million in the second quarter, up from $201 million in the second quarter of 2018. Earnings increased primarily due to lower net turnaround impacts of about $150 million partially offset by reliability events of about $70 million, including the Sarnia tower incident.
Refinery throughput averaged 344,000 barrels per day, compared to 363,000 barrels per day in the second quarter of 2018. Capacity utilization was 81 percent, compared to 86 percent in the second quarter of 2018. Reduced throughput was mainly due to the impact of a planned turnaround and the tower incident at Sarnia, partially offset by the absence of the 2018 planned turnaround at Strathcona.

IMPERIAL OIL LIMITED

Petroleum product sales were 477,000 barrels per day, compared to 510,000 barrels per day in the second quarter of 2018. Lower petroleum product sales were mainly due to lower refinery throughput.
Chemical net income was $38 million in the second quarter, compared to $78 million from the same quarter of 2018, primarily reflecting lower margins.
Corporate and other expenses were $69 million in the second quarter, compared to $77 million in the same period of 2018.

IMPERIAL OIL LIMITED

Six months 2019 vs. six months 2018
Net income in the first six months of 2019 was $1,505 million, or $1.94 per share on a diluted basis, up from net income of $712 million or $0.86 per share in the first six months of 2018. 2019 results include a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease. On June 28, 2019, the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022.
Upstream net income was $1,043 million for the first six months of the year, reflecting the favourable impact associated with the decreased Alberta corporate income tax rate of $689 million. Excluding this impact, 2019 net income was $354 million, an increase of $404 million compared to a net loss of $50 million in the same period of 2018. Improved results reflect higher volumes of about $330 million, primarily at Syncrude, Kearl and Norman Wells, as well as the impact of higher Canadian crude oil realizations of about $260 million and favourable foreign exchange impacts of about $60 million. Results were negatively impacted by higher operating expenses of about $180 million and higher royalties of about $80 million.
West Texas Intermediate averaged US$57.45 per barrel in the first six months of 2019, down from US$65.44 per barrel in the same period of 2018. Western Canada Select averaged US$45.88 per barrel and US$43.74 per barrel for the same periods. The WTI / WCS differential narrowed to average approximately US$12 per barrel in the first six months of 2019, from around US$22 per barrel in the same period of 2018.
The Canadian dollar averaged US$0.75 in the first six months of 2019, a decrease of $0.03 from the same period in 2018.
Imperial’s average Canadian dollar realizations for bitumen increased in the first six months of 2019, supported primarily by lower diluent costs and an increase in WCS. Bitumen realizations averaged $53.20 per barrel, up from $41.84 per barrel from the same period in 2018. The company’s average Canadian dollar realizations for synthetic crude declined generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $74.77 per barrel, compared to $81.24 per barrel from the same period in 2018.
Gross production of Cold Lake bitumen averaged 140,000 barrels per day in the first six months of 2019, compared to 143,000 barrels per day in the same period of 2018.
Gross production of Kearl bitumen averaged 193,000 barrels per day in the first six months of 2019 (137,000 barrels Imperial’s share) up from 181,000 barrels per day (128,000 barrels Imperial’s share) in the same period of 2018. Higher production was mainly due to improved reliability.
During the first six months of 2019, the company’s share of gross production from Syncrude averaged 79,000 barrels per day, up from 57,000 barrels per day in the same period of 2018. Higher production was mainly due to the absence of turnaround activities and impacts from the 2018 power disruption.
Downstream net income was $515 million for the first six months of 2019, compared to $722 million for the same period of 2018. Earnings were negatively impacted by lower margins of about $210 million, reliability events of about $130 million, including the Sarnia tower incident, and lower sales volumes of about $70 million. These factors were partially offset by lower net turnaround impacts of about $150 million and favourable foreign exchange effects of about $70 million.
Refinery throughput averaged 364,000 barrels per day in the first six months of 2019, compared to 386,000 barrels per day in the same period of 2018. Capacity utilization was 86 percent, compared to 91 percent in the same period of 2018. Reduced throughput was mainly due to the impact of a planned turnaround and the tower incident at Sarnia, partially offset by the absence of the 2018 planned turnaround at Strathcona.
Petroleum product sales were 477,000 barrels per day in the first six months of 2019, compared to 494,000 barrels per day in the same period of 2018. Lower petroleum product sales were mainly due to lower refinery throughput.

IMPERIAL OIL LIMITED

Chemical net income was $72 million in the first six months of 2019, compared to $151 million in the same period of 2018, primarily reflecting lower margins.
Corporate and other expenses were $125 million in the first six months of 2019, compared to $111 million in the same period of 2018.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow generated from operating activities was $1,026 million in the second quarter, up from $859 million in the corresponding period in 2018, reflecting higher earnings partially offset by working capital effects.
Investing activities used net cash of $429 million in the second quarter, compared with $379 million used in the same period of 2018.
Cash used in financing activities was $521 million in the second quarter, compared with $1,032 million used in the second quarter of 2018. Dividends paid in the second quarter of 2019 were $147 million. The per share dividend paid in the second quarter was $0.19, up from $0.16 in the same period of 2018. During the second quarter, the company, under its share purchase program, purchased about 9.8 million shares for $368 million, including shares purchased from Exxon Mobil Corporation. In the second quarter of 2018, the company purchased about 21.4 million shares for $893 million following the increase of its share purchase program.
The company’s cash balance was $1,087 million at June 30, 2019, versus $873 million at the end of second quarter 2018.
Cash flow generated from operating activities was $2,029 million in the first six months of 2019, up from $1,844 million in the same period of 2018, primarily reflecting higher earnings.
Investing activities used net cash of $892 million in the first six months of 2019, compared with $744 million used in 2018, primarily reflecting higher additions to property, plant and equipment.
Cash used in financing activities was $1,038 million in the first six months of 2019, compared with $1,422 million used in the same period of 2018. Dividends paid in the first six months of 2019 were $296 million. The per share dividend paid in the first six months of 2019 was $0.38, up from $0.32 in the same period of 2018. During the first six months of 2019, the company, under its share purchase program, purchased about 19.8 million shares for $729 million, including shares purchased from Exxon Mobil Corporation. In the first six months of 2018, the company purchased about 28.6 million shares for $1,143 million following the increase of its share purchase program.
On June 21, 2019, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares during the period June 27, 2019 to June 26, 2020. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2020.
Recently issued accounting standards
Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. Imperial is evaluating the standard and its effect on the company’s financial statements.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Disclosure related to the share purchase program and capital activities constitute forward-looking statements. Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix; applicable laws and government policies; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products and resulting price and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy; environmental risks inherent in oil and gas exploration and production activities; environmental regulation; currency exchange rates; availability and allocation of capital; unanticipated operational disruptions; project management and schedules; operational hazards and risks; cybersecurity incidents; disaster response preparedness; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K.
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

Information about market risks for the six months ended June 30, 2019, does not differ materially from that discussed on page 25 of the company’s annual report on Form
10-K
for the year ended December 31, 2018.
Item 4.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)

April 2019
(April 1 - April 30)	3,378,870	38.43	3,378,870	6,436,046
May 2019
(May 1 - May 31)	3,539,821	37.63	3,539,821	2,896,225
June 2019
(June 1 - June 26) (a)	2,896,225	36.42	2,896,225	-
(June 27 - June 30) (b)	-	-	-	38,211,086	(c)

(a)	The
12-month
normal course issuer bid program that was in place during the second quarter of 2019, came into effect on June 27, 2018. The program enabled the company to purchase up to a maximum of 40,391,196 common shares (5 percent of the total shares on June 13, 2018), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent.

The program ended on June 26, 2019. Upon expiration, the company had purchased the maximum 40,391,196 shares allowed under the program.
(b)	On June 21, 2019, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares during the period June 27, 2019 to June 26, 2020. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2020.

(c)	In its most recent quarterly earnings release, the company stated that it currently anticipates exercising its share purchases uniformly over the duration of the program. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

Item 6.	Exhibits

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

Imperial Oil Limited (Registrant)

Date: August 7, 2019	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: August 7, 2019	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary