Form 10-Q
period 2019-09-30
IMPERIAL OIL LTD
filed 2019-11-06
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
of the Exchange Act of 1934).

Large accelerated filer	✓	Smaller reporting company
Non-accelerated filer		Emerging growth company
Accelerated filer		.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

The registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of September 30, 2019 was 752,947,924.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION
Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Revenues and other income
Revenues (a)	8,687	9,697	25,880	27,113
Investment and other income (note 4)	49	35	99	96
Total revenues and other income	8,736	9,732	25,979	27,209

Expenses
Exploration	4	4	42	13
Purchases of crude oil and products (b)	5,399	6,099	15,956	17,416
Production and manufacturing (c)	1,601	1,480	4,911	4,557
Selling and general (c)	217	224	666	691
Federal excise tax and fuel charge	486	432	1,343	1,241
Depreciation and depletion	419	410	1,201	1,145
Non-service pension and postretirement benefit	36	27	108	80
Financing (d) (note 6)	20	30	71	79
Total expenses	8,182	8,706	24,298	25,222

Income (loss) before income taxes	554	1,026	1,681	1,987

Income taxes	130	277	(248)	526

Net income (loss)	424	749	1,929	1,461

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 11)	0.56	0.94	2.51	1.79
Net income (loss) per common share - diluted (note 11)	0.56	0.94	2.51	1.79

(a) Amounts from related parties included in revenues.	2,313	1,809	6,269	4,951

(b) Amounts to related parties included in purchases of crude oil and products.	717	1,071	2,353	3,337

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	157	136	479	433

(d) Amounts to related parties included in financing, (note 6).	23	22	75	64
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Net income (loss)	424	749	1,929	1,461

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	18	(19)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	28	34	83	101
Total other comprehensive income (loss)	28	34	101	82

Comprehensive income (loss)	452	783	2,030	1,543

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2019	2018
Assets
Current assets
Cash	1,531	988
Accounts receivable, less estimated doubtful accounts (a)	2,884	2,529
Inventories of crude oil and products	989	1,297
Materials, supplies and prepaid expenses	606	541
Total current assets	6,010	5,355
Investments and long-term receivables (b)	912	857
Property, plant and equipment,	54,531	53,944
less accumulated depreciation and depletion	(20,299)	(19,719)
Property, plant and equipment, net	34,232	34,225
Goodwill	186	186
Other assets, including intangibles, net	567	833
Total assets	41,907	41,456

Liabilities
Current liabilities
Notes and loans payable (c)	197	202
Accounts payable and accrued liabilities (a) (note 9)	3,904	3,688
Income taxes payable	36	65
Total current liabilities	4,137	3,955
Long-term debt (d) (note 7)	4,964	4,978
Other long-term obligations (e) (note 9)	3,073	2,943
Deferred income tax liabilities	4,768	5,091
Total liabilities	16,942	16,967

Shareholders’ equity
Common shares at stated value (f) (note 11)	1,391	1,446
Earnings reinvested	24,990	24,560
Accumulated other comprehensive income (loss) (note 12)	(1,416)	(1,517)
Total shareholders’ equity	24,965	24,489

Total liabilities and shareholders’ equity	41,907	41,456
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $1,121 million (2018 - $666 million).
(b)	Investments and long-term receivables included amounts from related parties of $275 million (2018 - $146 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2018 - $75 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2018 - $4,447 million).
(e)	Other long-term obligations included amounts to related parties of $0 million (2018 - $15 million).
(f)	Number of common shares authorized and outstanding were 1,100 million and 753 million, respectively (2018 - 1,100 million and 783 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Common shares at stated value (note 11)
At beginning of period	1,410	1,483	1,446	1,536
Issued under the stock option plan	-	-	-	-
Share purchases at stated value	(19)	(18)	(55)	(71)
At end of period	1,391	1,465	1,391	1,465

Earnings reinvested
At beginning of period	25,056	24,049	24,560	24,714
Net income (loss) for the period	424	749	1,929	1,461
Share purchases in excess of stated value	(324)	(400)	(1,017)	(1,490)
Dividends declared	(166)	(151)	(482)	(438)
At end of period	24,990	24,247	24,990	24,247

Accumulated other comprehensive income (loss) (note 12)
At beginning of period	(1,444)	(1,767)	(1,517)	(1,815)
Other comprehensive income (loss)	28	34	101	82
At end of period	(1,416)	(1,733)	(1,416)	(1,733)

Shareholders’ equity at end of period	24,965	23,979	24,965	23,979

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Operating activities
Net income (loss)	424	749	1,929	1,461
Adjustments for non-cash items:
Depreciation and depletion	419	364	1,201	1,099
Impairment of intangible assets (note 3)	-	46	-	46
(Gain) loss on asset sales (note 4)	(28)	(10)	(34)	(29)
Deferred income taxes and other	116	276	(359)	485
Changes in operating assets and liabilities:
Accounts receivable	250	(104)	(355)	(17)
Inventories, materials, supplies and prepaid expenses	264	(179)	243	(356)
Income taxes payable	8	(78)	(29)	(46)
Accounts payable and accrued liabilities	(82)	78	646	102
All other items - net (a) ( c )	5	65	163	306
Cash flows from (used in) operating activities	1,376	1,207	3,405	3,051

Investing activities
Additions to property, plant and equipment ( a )	(417)	(327)	(1,242)	(1,055)
Proceeds from asset sales (note 4)	30	13	66	34
Loan to equity company	(26)	(38)	(129)	(75)
Cash flows from (used in) investing activities	(413)	(352)	(1,305)	(1,096)

Financing activities
Reduction in finance lease obligations (note 8)	(7)	(7)	(20)	(20)
Dividends paid	(169)	(155)	(465)	(421)
Common shares purchased (note 11)	(343)	(418)	(1,072)	(1,561)
Cash flows from (used in) financing activities	(519)	(580)	(1,557)	(2,002)

Increase (decrease) in cash	444	275	543	(47)
Cash at beginning of period	1,087	873	988	1,195
Cash at end of period ( b )	1,531	1,148	1,531	1,148
(a)	The impact of carbon emission programs are included in additions to property, plant and equipment, and all other items - net.
(b)	Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(c) Included contribution to registered pension plans.	(57)	(52)	(155)	(153)

Income taxes (paid) refunded.	35	(75)	84	(85)
Interest (paid), net of capitalization.	(11)	(16)	(41)	(44)
Non-cash transaction
In 2019, the company removed $
570
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
The results for the nine months ended September 30, 2019, are not necessarily indicative of the operations to be expected for the full year.
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

IMPERIAL OIL LIMITED

3.  Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	2,185	2,489	6,266	6,880	236	328
Intersegment sales	913	771	314	425	61	79
Investment and other income (note 4)	7	2	32	25	1	1
	3,105	3,262	6,612	7,330	298	408
Expenses
Exploration	4	4	-	-	-	-
Purchases of crude oil and products	1,376	1,566	5,142	5,567	167	239
Production and manufacturing	1,087	1,073	460	356	54	51
Selling and general	-	-	191	199	23	21
Federal excise tax and fuel charge	-	-	486	432	-	-
Depreciation and depletion (b)	364	309	45	91	4	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 6)	-	-	-	-	-	-
Total expenses	2,831	2,952	6,324	6,645	248	315
Income (loss) before income taxes	274	310	288	685	50	93
Income taxes	65	88	67	183	12	24
Net income (loss)	209	222	221	502	38	69
Cash flows from (used in) operating activities	392	872	900	281	75	79
Capital and exploration expenditures (c)	302	257	124	105	4	8

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	8,687	9,697
Intersegment sales	-	-	(1,288)	(1,275)	-	-
Investment and other income (note 4)	9	7	-	-	49	35
	9	7	(1,288)	(1,275)	8,736	9,732
Expenses
Exploration	-	-	-	-	4	4
Purchases of crude oil and products	-	-	(1,286)	(1,273)	5,399	6,099
Production and manufacturing	-	-	-	-	1,601	1,480
Selling and general	5	6	(2)	(2)	217	224
Federal excise tax and fuel charge	-	-	-	-	486	432
Depreciation and depletion (b)	6	6	-	-	419	410
Non-service pension and postretirement benefit	36	27	-	-	36	27
Financing (note 6)	20	30	-	-	20	30
Total expenses	67	69	(1,288)	(1,275)	8,182	8,706
Income (loss) before income taxes	(58)	(62)	-	-	554	1,026
Income taxes	(14)	(18)	-	-	130	277
Net income (loss)	(44)	(44)	-	-	424	749
Cash flows from (used in) operating activities	9	(25)	-	-	1,376	1,207
Capital and exploration expenditures (c)	12	6	-	-	442	376

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $1,807 million (2018 - $1,741 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	In 2018, the Downstream segment included a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its cap and trade legislation.
(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	7,012	6,796	18,115	19,357	753	960
Intersegment sales	2,977	2,078	1,249	1,119	181	226
Investment and other income (note 4)	11	6	61	66	1	1
	10,000	8,880	19,425	20,542	935	1,187
Expenses
Exploration	42	13	-	-	-	-
Purchases of crude oil and products	4,764	4,513	15,062	15,664	531	657
Production and manufacturing	3,414	3,191	1,315	1,212	182	154
Selling and general	-	-	571	569	67	65
Federal excise tax and fuel charge	-	-	1,343	1,241	-	-
Depreciation and depletion (b)	1,036	927	137	191	11	11
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 6)	-	-	-	-	-	-
Total expenses	9,256	8,644	18,428	18,877	791	887
Income (loss) before income taxes	744	236	997	1,665	144	300
Income taxes	(508)	64	261	441	34	80
Net income (loss)	1,252	172	736	1,224	110	220
Cash flows from (used in) operating activities	1,257	1,199	2,055	1,647	175	278
Capital and exploration expenditures (c)	975	646	364	250	27	19
Total assets as at September 30 (d) (e)	35,066	34,570	4,433	5,426	423	427

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2019	2018	2019	2018	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	25,880	27,113
Intersegment sales	-	-	(4,407)	(3,423)	-	-
Investment and other income (note 4)	26	23	-	-	99	96
	26	23	(4,407)	(3,423)	25,979	27,209
Expenses
Exploration	-	-	-	-	42	13
Purchases of crude oil and products	-	-	(4,401)	(3,418)	15,956	17,416
Production and manufacturing	-	-	-	-	4,911	4,557
Selling and general	34	62	(6)	(5)	666	691
Federal excise tax and fuel charge	-	-	-	-	1,343	1,241
Depreciation and depletion (b)	17	16	-	-	1,201	1,145
Non-service pension and postretirement benefit	108	80	-	-	108	80
Financing (note 6)	71	79	-	-	71	79
Total expenses	230	237	(4,407)	(3,423)	24,298	25,222
Income (loss) before income taxes	(204)	(214)	-	-	1,681	1,987
Income taxes	(35)	(59)	-	-	(248)	526
Net income (loss)	(169)	(155)	-	-	1,929	1,461
Cash flows from (used in) operating activities	(82)	(73)	-	-	3,405	3,051
Capital and exploration expenditures (c)	34	19	-	-	1,400	934
Total assets as at September 30 (d) (e)	2,298	1,727	(313)	(331)	41,907	41,819

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $5,623 million (2018 - $4,509 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	In 2018, the Downstream segment included a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its cap and trade legislation.

(c)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(d)	Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. As at September 30, 2019, Total assets include operating lease right of use assets of $283 million. An election was made not to restate prior periods. See note 8 for additional details.

(e)	In 2019, the company removed $570 million from Total assets and corresponding liabilities in the Downstream segment associated with the Government of Ontario’s revocation of its cap and trade legislation.

IMPERIAL OIL LIMITED

4.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Proceeds from asset sales	30	13	66	34
Book value of asset sales	2	3	32	5
Gain (loss) on asset sales, before tax	28	10	34	29
Gain (loss) on asset sales, after tax	25	6	31	21

5.  Employee retirement benefits

The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Pension benefits:
Current service cost	57	59	171	179
Interest cost	81	76	243	227
Expected return on plan assets	(87)	(100)	(262)	(301)
Amortization of prior service cost	-	1	-	3
Amortization of actuarial loss (gain)	37	43	112	130
Net periodic benefit cost	88	79	264	238

Other postretirement benefits:
Current service cost	4	5	12	13
Interest cost	5	5	16	16
Amortization of actuarial loss (gain)	-	2	(1)	5
Net periodic benefit cost	9	12	27	34

6.  Financing and additional notes and loans payable information
	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Debt-related interest	32	36	105	98
Capitalized interest	(12)	(6)	(34)	(19)
Net interest expense	20	30	71	79
Other interest	-	-	-	-
Total financing	20	30	71	79

7.  Long-term debt

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2019	2018
Long-term debt	4,447	4,447
Finance leases (a)	517	531
Total long-term debt	4,964	4,978
(a)	Maturity analysis of finance lease liabilities is disclosed in note 8.
In September 2019, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2025. All other terms and conditions remain unchanged.

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
The table below summarizes the total lease cost incurred:

	Third Quarter 2019		Nine Months to September 30 2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	39		113
Short-term and other (net of sublease rental income)	14		54

Amortization of right of use assets		14		41
Interest on lease liabilities		10		30
Total lease cost	53	24	167	71
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet:

	As at September 30 2019

millions of Canadian dollars	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles, net	283
Included in Property, plant and equipment, net		560
Total right of use assets	283	560

Lease liability due within one year
Included in Accounts payable and accrued liabilities	121	27
Included in Notes and loans payable		22
Long-term lease liability
Included in Other long-term obligations	160	-
Included in Long-term debt		517
Total lease liability	281	566

IMPERIAL OIL LIMITED

The maturity analysis of the company’s lease liabilities, weighted average remaining lease term and weighted average discount rates applied are summarized below:

	As at September 30 2019

millions of Canadian dollars, unless noted	Operating leases	Finance leases
Maturity analysis of lease liabilities
2019 remaining months	37	28
2020	114	71
2021	66	50
2022	30	49
2023	13	48
2024	11	47
2025 and beyond	30	1,086
Total lease payments	301	1,379

Discount to present value	(20)	(813)
Total lease liability	281	566

Weighted average remaining lease term (years)	4	40
Weighted average discount rate (percent)	2.5	7.5

In addition to the operating lease liabilities in the table immediately above, at September 30, 2019, additional undiscounted commitments for leases not yet commenced totalled $2 million.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	Third Quarter 2019		Nine Months to September 30 2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	37	11	110	33
Cash flows from financing activities		7		20

Non-cash right of use assets recorded for lease liabilities
For January 1 adoption of Leases (Topic 842)			298
In exchange for new lease liabilities during the period			90

IMPERIAL OIL LIMITED

At December 31, 2018, the company held
non-cancelable
operating leases covering primarily storage tanks, rail cars and marine vessels, with minimum undiscounted lease commitments totaling $291 million as indicated in the following table:

millions of Canadian dollars	As at Dec 31 2018
Payments due by period
2019	130
2020	82
2021	43
2022	13
2023	11
2024 and beyond	12
Total lease payments under minimum commitments (a)	291

(a)	Net rental cost under cancelable and non-cancelable operating leases incurred in 2018 was $221 million (2017 - $206 million, 2016 - $253 million). Related rental income was not material.

9.  Other long-term obligations

	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2019	2018
Employee retirement benefits (a)	1,145	1,195
Asset retirement obligations and other environmental liabilities (b)	1,445	1,435
Share-based incentive compensation liabilities	94	78
Operating lease liability (c)	160	-
Other obligations	229	235
Total other long-term obligations	3,073	2,943

(a)	Total recorded employee retirement benefits obligations also included $55 million in current liabilities (2018 - $55 million).

(b)	Total asset retirement obligations and other environmental liabilities also included $118 million in current liabilities (2018 - $118 million).

(c)	Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and liability. The long-term lease liability for operating leases is included in Other long-term obligations (see note 8).

10.  Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2019 and December 31, 2018 the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.

IMPERIAL OIL LIMITED

11.  Common shares

thousands of shares	As of Sept 30 2019	As of Dec 31 2018
Authorized	1,100,000	1,100,000
Common shares outstanding	752,948	782,565

The current
12-month
normal course issuer bid program came into effect June 27, 2019, under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares (
5
 percent of the total shares on June 13, 2019) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	2	-
Purchases at stated value	(48,679)	(90)
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	-	-
Purchases at stated value	(29,617)	(55)
Balance as at September 30, 2019	752,948	1,391

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2019	2018	2019	2018
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	424	749	1,929	1,461
Weighted average number of common shares outstanding (millions of shares)	757.8	797.6	767.6	814.2
Net income (loss) per common share (dollars)	0.56	0.94	2.51	1.79

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	424	749	1,929	1,461
Weighted average number of common shares outstanding (millions of shares)	757.8	797.6	767.6	814.2
Effect of employee share-based awards (millions of shares)	2.5	2.9	2.4	2.7
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	760.3	800.5	770.0	816.9
Net income (loss) per common share (dollars)	0.56	0.94	2.51	1.79

Dividends per common share - declared (dollars)	0.22	0.19	0.63	0.54

IMPERIAL OIL LIMITED

12.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2019	2018
Balance at January 1	(1,517)	(1,815)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	18	(19)
Amounts reclassified from accumulated other comprehensive income	83	101
Balance at September 30	(1,416)	(1,733)

Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(37)	(46)	(111)	(138)

(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 5).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2019	2018	2019	2018
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	7	(7)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	9	12	28	37
Total	9	12	35	30

13.  Recently issued accounting standards
Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended.
The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. The company does not expect a material change in the credit allowance for trade receivables and continues to evaluate the impact on other financial assets in scope of the standard
.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Operating results
Third quarter 2019 vs. third quarter 2018
The company’s net income for the third quarter of 2019 was $424 million or $0.56 per share on a diluted basis, compared to net income of $749 million or $0.94 per share in the same period of 2018.
Upstream net income was $209 million in the third quarter, compared to net income of $222 million in the same period of 2018. Earnings decreased mainly due to higher operating expenses of about $70 million and higher royalties of about $50 million, partially offset by higher volumes of about $110 million primarily at Syncrude.
West Texas Intermediate (WTI) averaged US$56.44 per barrel in the third quarter of 2019, down from US$69.43 per barrel in the same quarter of 2018. Western Canada Select (WCS) averaged US$44.21 per barrel and US$47.49 per barrel for the same periods. The WTI / WCS differential narrowed during the third quarter of 2019 to average approximately US$12 per barrel for the quarter, compared to around US$22 per barrel in the same period of 2018.
The Canadian dollar averaged US$0.76 in the third quarter of 2019, essentially unchanged from the third quarter of 2018.
Imperial’s average Canadian dollar realizations for bitumen increased in the quarter supported primarily by lower diluent costs partially offset by a decrease in WCS. Bitumen realizations averaged $51.12 per barrel in the third quarter of 2019, up from $50.42 per barrel in the third quarter of 2018. The company’s average Canadian dollar realizations for synthetic crude declined generally in line with WTI in the quarter, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $77.27 per barrel in the third quarter of 2019, compared to $89.70 per barrel in the same period of 2018.
Gross production of Cold Lake bitumen averaged 142,000 barrels per day in the third quarter, compared to 150,000 barrels per day in the same period of 2018.
Gross production of Kearl bitumen averaged 224,000 barrels per day in the third quarter (159,000 barrels Imperial’s share), compared to 244,000 barrels per day (173,000 barrels Imperial’s share) in the third quarter of 2018. Lower production was mainly due to timing of planned turnaround activity.
The company’s share of gross production from Syncrude averaged 69,000 barrels per day, up from 45,000 barrels per day in the third quarter of 2018. Higher production was mainly due to the absence of production impacts from the 2018 power disruption, partially offset by planned turnaround activity.
Downstream net income was $221 million in the third quarter, compared to $502 million in the third quarter of 2018. Earnings were negatively impacted by lower margins of about $230 million and planned turnaround activity of about $70 million.
Refinery throughput averaged 363,000 barrels per day, compared to 388,000 barrels per day in the third quarter of 2018. Capacity utilization was 86 percent, compared to 92 percent in the third quarter of 2018. Reduced throughput was mainly due to planned turnaround activity at Nanticoke and ongoing impacts from the fractionation tower incident at Sarnia which occurred earlier in 2019.
Petroleum product sales were 488,000 barrels per day, compared to 516,000 barrels per day in the third quarter of 2018. Lower petroleum product sales were mainly due to lower refinery throughput.
Chemical net income was $38 million in the third quarter, compared to $69 million from the same quarter of 2018, primarily reflecting lower margins.
Corporate and other expenses were $44 million in the third quarter, unchanged from the same period of 2018.

IMPERIAL OIL LIMITED

Nine months 2019 vs. nine months 2018
Net income in the first nine months of 2019 was $1,929 million, or $2.51 per share on a diluted basis, up from net income of $1,461 million or $1.79 per share in the first nine months of 2018. 2019 results include a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease. On June 28, 2019, the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022.
Upstream net income was $1,252 million for the first nine months of the year, reflecting the favourable impact associated with the decreased Alberta corporate income tax rate of $689 million. Excluding this impact, 2019 net income was $563 million, up from net income of $172 million in the same period of 2018. Improved results reflect higher volumes of about $530 million at Syncrude, Kearl and Norman Wells, as well as the impact of higher crude oil realizations of about $220 million and favourable foreign exchange impacts of about $90 million. Results were negatively impacted by higher operating expenses of about $270 million, higher royalties of about $130 million, and lower Cold Lake volumes of about $70 million.
West Texas Intermediate averaged US$57.10 per barrel in the first nine months of 2019, down from US$66.77 per barrel in the same period of 2018. Western Canada Select averaged US$45.32 per barrel and US$44.98 per barrel for the same periods. The WTI / WCS differential narrowed to average approximately US$12 per barrel in the first nine months of 2019, from around US$22 per barrel in the same period of 2018.
The Canadian dollar averaged US$0.75 in the first nine months of 2019, a decrease of $0.03 from the same period in 2018.
Imperial’s average Canadian dollar realizations for bitumen increased in the first nine months of 2019, supported primarily by lower diluent costs. Bitumen realizations averaged $52.44 per barrel, up from $45.04 per barrel from the same period in 2018. The company’s average Canadian dollar realizations for synthetic crude declined generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $74.59 per barrel, compared to $83.66 per barrel from the same period in 2018.
Gross production of Cold Lake bitumen averaged 141,000 barrels per day in the first nine months of 2019, compared to 145,000 barrels per day in the same period of 2018.
Gross production of Kearl bitumen averaged 204,000 barrels per day in the first nine months of 2019 (145,000 barrels Imperial’s share), up from 202,000 barrels per day (144,000 barrels Imperial’s share) in the same period of 2018.
During the first nine months of 2019, the company’s share of gross production from Syncrude averaged 76,000 barrels per day, up from 53,000 barrels per day in the same period of 2018. Higher production was mainly due to the absence of production impacts from the 2018 power disruption.
Downstream net income was $736 million for the first nine months of 2019, compared to $1,224 million for the same period of 2018. Earnings were negatively impacted by lower margins of about $430 million, reliability events of about $140 million, including the fractionation tower incident at Sarnia, and lower sales volumes of about $100 million. These factors were partially offset by lower net turnaround impacts of about $80 million, and favourable foreign exchange effects of about $60 million.
Refinery throughput averaged 363,000 barrels per day in the first nine months of 2019, compared to 386,000 barrels per day in the same period of 2018. Capacity utilization was 86 percent, compared to 91 percent in the same period of 2018. Reduced throughput was mainly due to higher planned turnaround activities and impacts from the Sarnia fractionation tower incident.
Petroleum product sales were 481,000 barrels per day in the first nine months of 2019, compared to 503,000 barrels per day in the same period of 2018. Lower petroleum product sales were mainly due to lower refinery throughput.
Chemical net income was $110 million in the first nine months of 2019, compared to $220 million in the same period of 2018, primarily reflecting lower margins.
Corporate and other expenses were $169 million in the first nine months of 2019, compared to $155 million in the same period of 2018.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow generated from operating activities was $1,376 million in the third quarter, up from $1,207 million in the corresponding period in 2018, primarily reflecting favourable working capital effects, partially offset by lower earnings.
Investing activities used net cash of $413 million in the third quarter, compared with $352 million used in the same period of 2018.
Cash used in financing activities was $519 million in the third quarter, compared with $580 million used in the third quarter of 2018. Dividends paid in the third quarter of 2019 were $169 million. The per share dividend paid in the third quarter was $0.22, up from $0.19 in the same period of 2018. During the third quarter, the company, under its share purchase program, purchased about 9.8 million shares for $343 million, including shares purchased from Exxon Mobil Corporation. In the third quarter of 2018, the company purchased about 10 million shares for $418 million.
The company’s cash balance was $1,531 million at September 30, 2019, versus $1,148 million at the end of third quarter 2018.
Cash flow generated from operating activities was $3,405 million in the first nine months of 2019, up from $3,051 million in the same period of 2018, primarily reflecting favourable working capital effects.
Investing activities used net cash of $1,305 million in the first nine months of 2019, compared with $1,096 million used in 2018, primarily reflecting higher additions to property, plant and equipment.
Cash used in financing activities was $1,557 million in the first nine months of 2019, compared with $2,002 million used in the same period of 2018. Dividends paid in the first nine months of 2019 were $465 million. The per share dividend paid in the first nine months of 2019 was $0.60, up from $0.51 in the same period of 2018. During the first nine months of 2019, the company, under its share purchase program, purchased about 29.6 million shares for $1,072 million, including shares purchased from Exxon Mobil Corporation. In the first nine months of 2018, the company purchased about 38.5 million shares for $1,561 million.
In September 2019, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2025. All other terms and conditions remain unchanged.
Recently issued accounting standards
Effective January 1, 2020, Imperial will adopt the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. The company does not expect a material change in the credit allowance for trade receivables and continues to evaluate the impact on other financial assets in scope of the standard.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Disclosure related to the share purchase program and the expected impact from accounting standard changes constitute forward-looking statements. Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix; applicable laws and government policies; financing sources; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products and resulting price and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy; environmental risks inherent in oil and gas exploration and production activities; environmental regulation; currency exchange rates; availability and allocation of capital; unanticipated operational disruptions; project management and schedules; operational hazards and risks; cybersecurity incidents; disaster response preparedness; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K.
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

Information about market risks for the nine months ended September 30, 2019, does not differ materially from that discussed on page 25 of the company’s annual report on Form
10-K
for the year ended December 31, 2018.
Item 4.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 2.	Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

July 2019
(July 1 - July 31)	3,431,194	36.50	3,431,194	34,779,892
August 2019
(August 1 - August 31)	3,275,232	32.84	3,275,232	31,504,660
September 2019
(September 1 - September 30)	3,119,269	35.07	3,119,269	28,385,391	(b)

(a)	On June 21, 2019, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares during the period June 27, 2019 to June 26, 2020. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2020.

(b)	In its most recent quarterly earnings release, the company stated that it currently anticipates exercising its share purchases uniformly over the duration of the program. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

Item 6.	Exhibits

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

(101) Interactive Data Files (formatted as Inline XBRL).

(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

IMPERIAL OIL LIMITED

SIGNATURES
Pursuant to the requirements of the
Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Oil Limited (Registrant)

Date: November 6, 2019	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: November 6, 2019	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary