Form 10-K
period 2019-12-31
IMPERIAL OIL LTD
filed 2020-02-26
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

1-800-567-3776
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares (without par value)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes
...... No ✓
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
of the Securities Exchange Act of 1934.

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
of the Securities Exchange Act of 1934). Yes..... No ✓
As of the last business day of the 2019 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant was Canadian $8,408,104,050 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 12, 2020, was 739,223,338.

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

dollars	2019	2018	2017	2016	2015
Rate at end of period	0.7715	0.7329	0.7989	0.7448	0.7226
Average rate during period	0.7558	0.7693	0.7714	0.7559	0.7748
High	0.7715	0.8143	0.8243	0.7972	0.8529
Low	0.7358	0.7326	0.7275	0.6853	0.7148

On February 12, 2020, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.7551 U.S. = $1.00 Canadian.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the improvement of recovery through experimental operations; the development drilling program at Cold Lake; the timing, cost, efficiency and production of the Aspen project and expansion project at Cold Lake; the continued evaluation of other oil sands leases and unconventional assets; future activities with respect to Beaufort Sea licences; Kearl production outlook and growth activities, including the impact from supplemental crushing facilities; the ability of rail infrastructure to mitigate pipeline capacity constraints; anticipated capital, exploration and operating expenditures, including with respect to environmental protection; anticipated share purchases; being well positioned to participate in future investments and reduce commodity price risk; the company’s long-term business outlook including demand, supply and energy mix; segment growth, competitive strategies and benefits from an integrated business model; potential impacts from carbon policy and climate related regulations; Cold Lake production outlook and reservoir performance at Nabiye; the factors affecting a return to planned activity levels at Aspen; the impact on Chemical margins from continued industry capacity additions outpacing demand growth; the benefits to the Chemical business from integration with the Sarnia refinery and relationship with ExxonMobil; earnings sensitivities; risks associated with use of derivative instruments; capital structure and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; the impact of any pending litigation, accounting standards and unrecognized tax benefits; standardized measures of discounted future cash flows; and the Strathcona refinery expansion and cogeneration projects.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; production life, resource recoveries and reservoir performance; cost savings; the adoption and impact of new facilities or technologies, including on capital efficiency, production and reductions to greenhouse gas emissions intensity; product sales; applicable laws and government policies, including taxation, climate change and production curtailment; industry capacity additions; financing sources and capital structure; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts; general economic conditions; transportation for accessing markets; political or regulatory events, including changes in law or government policy, applicable royalty rates, tax laws and production curtailment; the receipt, in a timely manner, of regulatory and third-party approvals; third party opposition to operations, projects and infrastructure; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; currency exchange rates; availability and allocation of capital; availability and performance of third party service providers; unanticipated technical or operational difficulties; management effectiveness; commercial negotiations; project management and schedules and timely completion of projects; reservoir analysis and performance; unexpected technological developments; the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; operational hazards and risks; cybersecurity incidents; disaster response preparedness; the ability to develop or acquire additional reserves; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of this annual report on Form
10-K.
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

Upstream
Disclosure of reserves
Summary of oil and gas reserves at
year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2019, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the “Financial section”, starting on page 36 of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month
price for each month during the last
12-month
period ending December 31. Natural gas is converted to an
oil-equivalent
basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2019 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	22	291	415	2,609	3,095
Undeveloped	19	290	-	330	397
Total net proved	41	581	415	2,939	3,492

(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.

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
Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2019 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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
The reserves management group maintains a central database containing the company’s official reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations, commercial and market assessments, analysis of well and field performance, and long standing approval guidelines. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 21 years of petroleum industry experience, including 15 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 42 persons with an average of 12 years of relevant technical experience in evaluating reserves, of whom 21 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 21 persons with an average of 11 years of relevant experience in evaluating and managing the evaluation of reserves.
Proved undeveloped reserves
As at December 31, 2019, approximately 11 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 397 million oil-equivalent
barrels. Proved undeveloped reserves are associated with Cold Lake and the Montney and Duvernay unconventional assets. This compared to 404 million oil-equivalent
barrels of proved undeveloped reserves reported at the end of 2018. The decrease of 7 million oil-equivalent
barrels of proved undeveloped reserves includes a decrease of 33 million oil-equivalent
barrels at the Montney and Duvernay unconventional assets, partially offset by an increase of 26 million oil-equivalent barrels at Cold Lake. Conversion of proved undeveloped reserves into proved developed was 24 million oil-equivalent
barrels in 2019, associated with Cold Lake and the Montney and Duvernay unconventional assets.
Proved undeveloped reserves that have remained undeveloped for five years or more represent about 83 percent (330 million oil-equivalent
barrels) of proved undeveloped reserves and are associated with ongoing development programs at the Montney and Duvernay unconventional assets and at Cold Lake. These undeveloped reserves are planned to be developed in a staged approach to align with operational capacity and efficient capital spending commitment over the life of the assets. The company is reasonably certain that these proved reserves will be produced; however the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework and significant changes in long-term oil and gas price levels.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $328 million during the year to progress the development of proved undeveloped reserves at the Montney and Duvernay unconventional assets and at Cold Lake. These investments represented about 26 percent of the $1,248 million in total reported Upstream capital and exploration expenditures.

Oil and gas production, production prices and production costs
Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 40 of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended December 31, 2019 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2019	2018	2017
Bitumen:
Kearl:	- gross (b)	145	146	126
	- net (c)	140	135	123
Cold Lake:	- gross (b)	140	147	162
	- net (c)	114	120	132
Total bitumen:	- gross (b)	285	293	288
	- net (c)	254	255	255
Synthetic oil (d) :	- gross (b)	73	62	62
	- net (c)	65	60	57
Liquids (e) :	- gross (b)	16	6	5
	- net (c)	14	7	4
Total:	- gross (b)	374	361	355
	- net (c)	333	322	316
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.
(e)	Liquids include crude oil, condensate and NGLs.
Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2019 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 40 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2019	2018	2017
Gross production (b) (c)	145	129	120
Net production (c) (d) (e)	144	126	114
Net production available for sale (f)	108	94	80
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(d)	Net production is gross production less the mineral owners’ or governments’ share or both.
(e)	Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily
oil-equivalent
basis production
The company’s total average daily production expressed in an oil-equivalent
basis is set forth below, with natural gas converted to an
oil-equivalent
basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2019	2018	2017
Total production oil-equivalent basis:
- gross (b)	398	383	375
- net (c)	357	343	335
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2019 were as follows.

Canadian dollars per barrel	2019	2018	2017
Bitumen	50.02	37.56	39.13
Synthetic oil	74.47	70.66	67.58
Liquids (a)	42.91	40.20	38.49
Canadian dollars per thousand cubic feet
Natural gas	2.05	2.43	2.58
(a)	Liquids include crude oil, condensate and NGLs.
In 2019, Imperial’s average Canadian dollar realizations for bitumen increased, supported primarily by an increase in Western Canada Select and lower diluent costs. The company’s average Canadian dollar realizations for synthetic crude increased relative to West Texas Intermediate, primarily due to the narrowing of the western Canadian light crude differential.
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
Average unit production costs

Canadian dollars per barrel	2019	2018	2017
Bitumen	31.53	29.39	26.81
Synthetic oil	54.44	60.34	58.96
Total oil-equivalent basis (a)	34.82	35.28	32.96
(a)	Includes liquids, bitumen, synthetic oil and natural gas.
In 2019, bitumen unit production costs were higher, primarily driven by Kearl costs associated with improving reliability and mine performance, and increased mine material movement.
In 2019, synthetic oil unit production costs were lower, primarily driven by higher production due to the absence of the site-wide power disruption at Syncrude in 2018 and lower maintenance costs.
In 2018, bitumen unit production costs were higher, primarily driven by Kearl costs associated with improving reliability, partly offset by the impact of higher production.
In 2018, synthetic oil unit production costs were higher, primarily driven by higher maintenance costs, including impacts of the June 20 site-wide power disruption at Syncrude.

Drilling and other exploratory and development activities
The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2019.

wells	2019	2018	2017
Net productive exploratory	-	-	-
Net dry exploratory	-	-	-
Net productive development	28	19	5
Net dry development	-	1	-
Total	28	20	5
In 2019, wells drilled to add productive capacity include 14 development wells at Cold Lake and 14 wells associated with the Montney and Duvernay unconventional assets.
In 2018, wells drilled to add productive capacity include 10 development wells at Cold Lake and 9 wells associated with the Montney and Duvernay unconventional assets.
In 2017, wells were drilled to add productive capacity, associated primarily with the Montney and Duvernay unconventional assets.
Wells drilling
At December 31, 2019, the company was participating in the drilling of the following exploratory and development wells within the Montney and Duvernay unconventional assets. All wells were located in Canada.

	2019
wells	Gross	Net
Total	12	6
Exploratory and development activities regarding oil and gas resources
Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. Additional wells were drilled on existing phases in 2019. In 2020, a development drilling program is planned within the approved development area to add productive capacity.
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
In October 2018, regulatory approval for the Aspen
in-situ
project was received from the Alberta Energy Regulator. The first phase of the project was approved by the company’s board and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018. In March 2019, the company slowed the pace of development given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. Aspen’s project pace will be continuously evaluated, but it remains an important development project for Imperial.

In March 2016, Imperial filed a regulatory application for an expansion project at Cold Lake to develop the Grand Rapids interval using
SA-SAGD
technology. The project is proposed to produce 50,000 barrels per day, before royalties. In August 2018, regulatory approval for the expansion project at Cold Lake was received from the Alberta Energy Regulator. The company continues to progress the project.
Work progresses on technical evaluations to support potential Clarke Creek, Corner, Clyden and Chard in-situ
development regulatory applications.
The company also has interests in other oil sands leases in the Athabasca region of northern Alberta. Evaluation wells completed on these leased areas established the presence of bitumen. The company continues to evaluate these leases to determine their potential for future development.
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
In 2016, the Federal Government of Canada declared Arctic waters off limits to new offshore oil and gas licences for five years subject to review at the end of that period. Existing licences were not impacted.
In June 2019, the Federal Government approved selective changes to the
Canada Petroleum Resources Act
to provide an indefinite prohibition and freeze of the existing licences through the completion of the Beaufort Sea Regional Environmental Assessment
(BR-SEA)
review. The Federal Government continues to consult with stakeholders as part of the
BR-SEA
to address regional social, environmental, economic and spill response impacts of natural resource development in the Arctic. The company continues to hold the licences while actively focusing on community engagement and participation in the
BR-SEA
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
During 2019, the company’s share of Kearl’s net bitumen production was about 140,000 barrels per day and gross production was about 145,000 barrels per day.
Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up
of all units through early 2020. These facilities are expected to further improve reliability, reduce planned downtime, lower unit costs and enable the asset to achieve 240,000 barrels per day of total gross production in 2020 (Imperial’s gross share would be about 170,000 barrels per day).
Cold Lake
Cold Lake is an
in-situ
heavy oil bitumen operation. The product, a blend of bitumen and diluent, is shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
During 2019, net bitumen production at Cold Lake was about 114,000 barrels per day and gross production was about 140,000 barrels per day.
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
In 2019, the company’s share of Syncrude’s net production of synthetic crude oil was about 65,000 barrels per day and gross production was about 73,000 barrels per day.
The Province of Alberta, in its capacity as lessor of Kearl, Cold Lake, and Syncrude oil sands leases, is entitled to a royalty on production. Royalties are subject to the oil sands royalty regulations which are based upon a sliding scale determined largely by the price of crude oil.
Delivery commitments
The company has no material commitments to provide a fixed and determinable quantity of oil or gas under existing contracts and agreements.

Oil and gas properties, wells, operations and acreage
Production wells
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2019 and December 31, 2018, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year ended December 31, 2019				Year ended December 31, 2018
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,646	4,603	2,801	911	4,760	4,655	3,459	1,164

(a)	Gross wells are wells in which the company owns a working interest.

(b)	Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.

(c)
Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end
2019, the company had an interest in 12 gross wells with multiple completions (2018 - 16 gross wells).

The total number of wells decreased in 2019 primarily due to the divestment of mature conventional properties.
Land holdings
At December 31, 2019 and December 31, 2018, the company held the following oil and gas rights, and bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2019	2018	2019	2018	2019	2018
Western provinces (a) :
Liquids and gas	- gross (b)	1,056	1,497	771	807	1,827	2,304
	- net (c)	516	721	432	446	948	1,167
Bitumen	- gross (b)	197	197	601	595	798	792
	- net (c)	182	182	269	292	451	474
Synthetic oil	- gross (b)	118	118	136	136	254	254
	- net (c)	29	29	34	34	63	63
Canada lands (d):
Liquids and gas	- gross (b)	4	4	1,831	1,831	1,835	1,835
	- net (c)	2	2	498	498	500	500
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	267	286	332	351
	- net (c)	6	6	36	45	42	51
Total (e):	- gross (b)	1,440	1,881	3,606	3,655	5,046	5,536
	- net (c)	735	940	1,269	1,315	2,004	2,255

(a)	Western provinces include British Columbia and Alberta.

(b)	Gross acres include the interests of others.

(c)	Net acres exclude the interests of others.

(d)	Canada lands include the Arctic Islands, Beaufort Sea / Mackenzie Delta, and other Northwest Territories and Yukon regions.

(e)
Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work
(farm-out)
and whereby the company may earn interests in others’ holdings by performing certain exploratory work
(farm-in).

Western provinces
The company’s bitumen leases include about 171,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 69,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totalling about 177,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area, about 34,000 net acres of oil sands leases in the Aspen area, about 30,000 net acres of oil sands leases in the Corner area and about 18,000 net acres in the Chard area. In August 2019, Imperial acquired a 50 percent ownership in the Clarke Creek area, totalling about 29,000 net acres of additional oil sands leases. The 177,000 net acres are suitable for in-situ
recovery techniques.

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
The company holds interests in an additional 948,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas. In 2019, the company divested mature conventional properties totalling 214,000 net acres.
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
Exploration licences on Canada lands have a finite term. If a significant discovery is made, a SDL may be granted that holds the acreage under the SDL indefinitely, subject to certain conditions.
The company’s net acreage in Canada lands is either continued by production or held through ELs and SDLs.
Atlantic offshore
Exploration licences on Atlantic offshore have a finite term. The Atlantic offshore acreage is continued by production or held by SDLs.

Downstream
Supply
The company supplements its own production of crude oil, condensate and petroleum products with substantial purchases from a number of other sources at negotiated market prices. Purchases are made under both spot and term contracts from domestic and foreign sources, including ExxonMobil.
Transportation
Imperial currently transports the company’s crude oil production and third party crude oil required to supply refineries by contracted pipelines, common carrier pipelines and rail. To mitigate uncertainty associated with the timing of industry pipeline projects and pipeline capacity constraints, the company has developed rail infrastructure. The Edmonton rail terminal has total capacity to ship up to 210,000 barrels per day of crude oil. In 2019, shipments through the Edmonton rail terminal averaged 51,000 barrels per day.
Refining
The company owns and operates three refineries, which process predominantly Canadian crude oil. The company purchases finished products to supplement its refinery production.
The approximate average daily volumes of refinery throughput during the three years ended December 31, 2019, and the daily rated capacities of the refineries as at December 31, 2019, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2019	2018	2017	2019
Strathcona, Alberta	183	173	185	191
Sarnia, Ontario	86	109	103	119
Nanticoke, Ontario	84	110	95	113
Total	353	392	383	423
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
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

Refinery throughput averaged 353,000 barrels per day in 2019, compared to 392,000 barrels per day in 2018. Capacity utilization was 83 percent, compared to 93 percent in 2018. Reduced throughput was mainly due to higher planned turnaround activities and impacts from the Sarnia fractionation tower incident which occurred in April 2019.
Refinery throughput averaged 392,000 barrels per day in 2018, up from 383,000 barrels per day in 2017. Capacity utilization increased to 93 percent from 91 percent in 2017.
Distribution
The company maintains a nationwide distribution system, to move petroleum products to market by pipeline, tanker, rail and road transport. The company owns and operates fuel terminals across the country, as well as natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of one crude oil and two products pipeline companies.

Marketing
The company markets petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.
Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2019, there were about 2,300 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards.
Imperial also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases / sales contracts with the same counterparty) sold during the three years ended December 31, 2019, are set out in the following table.

thousands of barrels per day	2019	2018	2017
Gasolines	249	255	257
Heating, diesel and jet fuels	167	183	177
Heavy fuel oils	21	26	18
Lube oils and other products	38	40	40
Net petroleum product sales	475	504	492
In 2019, lower sales volumes were mainly due to lower refinery throughput.
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
The company’s total petrochemical sales volumes during the three years ended December 31, 2019, were as follows.

thousands of tonnes	2019	2018	2017
Total petrochemical sales	732	807	774
In 2019, sales volumes decreased primarily due to lower aromatics and intermediates sales.
In 2018, sales volumes were higher primarily due to higher production in polymers and basic chemicals, driven by stronger reliability.

Environmental protection
The company regards protecting the environment in connection with its various operations as a priority. The company works in cooperation with government agencies, industry associations and communities to address existing, and to anticipate potential, environmental protection issues. In the past five years, the company has made capital and operating expenditures of about $3.9 billion on environmental protection and facilities. In 2019, the company’s environmental capital and operating expenditures totalled approximately $0.8 billion, which was spent primarily on activities to protect the air, land and water, including remediation projects. Capital and operating expenditures relating to environmental protection are expected to be about $1.0 billion in 2020.
Human resources

career employees (a)	2019	2018	2017
Total	6,000	5,700	5,400
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

Government regulation
Petroleum, natural gas and oil sands rights
Most of the company’s petroleum, natural gas and oil sands rights were acquired from governments, either federal or provincial. These rights, in the form of leases or licences, are generally acquired for cash or work commitments. A lease or licence entitles the holder to explore for petroleum, natural gas and/or oil sands on the leased lands for a specified period.
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
In 2019, the Canadian government implemented a new environmental assessment framework in Canada under the
Impact Assessment Act
, which may impact the manner in which large energy projects are approved. Changes from the previous environmental assessment legislation include broader consideration for social, health, and gender-based impacts, the impact on Canada’s climate change commitments, reliance on strategic and regional assessments and adjusted regulatory review timelines.
Crude oil
Production
The maximum allowable gross production of crude oil from wells in Canada is subject to limitations by various regulatory authorities on the basis of engineering and conservation principles.
Additionally, in December 2018, the Government of Alberta introduced temporary mandatory production curtailment regulations, which took effect on January 1, 2019. These regulations impose production limits on large producers in Alberta. Mandatory production curtailments decreased as 2019 progressed, but continue to be imposed on larger producers. The duration of these regulations is uncertain.
Exports
Export contracts of more than one year for light crude oil and petroleum products and two years for heavy crude oil (including bitumen) require the prior approval of the Canada Energy Regulator (CER) and the Government of Canada. Export contracts of less than one year for light crude oil and petroleum products and two years for heavy crude oil (including bitumen) require an order from the CER.
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2019 gas production rates.

Exports
The Government of Canada has the authority to regulate the export price for natural gas and has a gas export pricing policy, which accommodates export prices for natural gas negotiated between Canadian exporters and U.S. importers.
Exports of natural gas from Canada require approval by the CER and the Government of Canada. The Government of Canada allows the export of natural gas by CER order without volume limitation for terms not exceeding 24 months.
Royalties
The Government of Canada and the provinces in which the company produces crude oil and natural gas, impose royalties on production from lands where they own the mineral rights. Some producing provinces also receive revenue by imposing taxes on production from lands where they do not own the mineral rights.
Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Kearl, Cold Lake and Syncrude, see “Upstream” section entitled “Present activities” under Item 1 on page 11.
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
Supply and demand
The oil, gas, fuels and petrochemical businesses are fundamentally commodity businesses. This means the company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity. Commodity prices have been volatile, and the company expects that volatility to continue. Any material decline in crude oil prices could have a material adverse effect on Imperial’s Upstream operations, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on Imperial’s Downstream margins, depending on the market conditions for refined products.
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact Imperial’s results include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for our products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of alternative energy sources; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage that make wind and solar more competitive for power generation or increased consumer demand for alternative fueled or electric transportation; broad-based changes in personal income levels; and security or public health concerns.
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tend to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries or others to Organization of the Petroleum Exporting Countries (OPEC) production quotas and the Government of Alberta curtailment regulations, the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected pipeline or rail constraints that may disrupt supplies. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. Increased differentials in 2018 also led the Government of Alberta to impose temporary mandatory production curtailment in 2019. Although mandatory production curtailment decreased throughout 2019, it continues to be imposed on larger producers and the duration of these regulations is uncertain. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, third party opposition to company or infrastructure projects, and duration of regulatory reviews could impact Imperial’s existing operations and planned projects. Additionally, changes in environmental regulations, assessment processes or other laws and increasing and expanding stakeholder consultation (including Indigenous stakeholders), may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.
Other government and political factors that could adversely affect the company’s financial results include increases in taxes or government royalty rates (including retroactive claims) and changes in trade policies and agreements. Further, the adoption of regulations mandating efficiency standards, and the use of alternative fuels or uncompetitive fuel components could affect the company’s operations. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments and others are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources, and the success of these initiatives may decrease demand for the company’s products.
Governments may establish regulations with respect to the control of the company’s production, such as when increased price differentials in 2018 led the Government of Alberta to impose temporary mandatory production curtailment regulations effective 2019. Although mandatory production curtailment decreased throughout 2019, it continues to be imposed on larger producers. The duration of these regulations is uncertain, and could have an adverse effect on the company’s business. Government intervention in free markets may introduce unintended consequences such as market volatility and uncertainty, misallocation of resources, and erosion of investor confidence.
Environmental risks
All phases of the Upstream, Downstream and Chemical businesses are subject to environmental regulation pursuant to a variety of Canadian federal, provincial, territorial and municipal laws and regulations, as well as international conventions (collectively, “environmental legislation”).
Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Changes to these requirements, such as the International Maritime Organization (IMO) 2020 global Sulphur limits for marine fuel oil, could adversely affect the company’s results by impacting commodity prices, increasing costs and reducing revenues.
Environmental legislation also requires that wells, facility sites and other properties associated with the company’s operations be operated, maintained, monitored, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. This includes the requirement for specific approvals for many areas of interaction with the environment, such as land use, air quality, water use, biodiversity protection and waste, including mine tailings management. The failure to operate as anticipated and adhere to conditions, the delay or denial of approvals and changes to conditions or regulations could impact the company’s ability to operate its projects and facilities and adversely affect the company’s results.
The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy, could restrict development in current and future areas of operation. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed at the federal and provincial levels, and when implemented could impact existing and planned projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.

Federal and provincial legislation aimed at protecting sensitive, threatened or endangered wildlife, such as woodland caribou and species of migratory birds, may also increase restoration and offset costs and impact the company’s projects. If it is determined that such wildlife and their habitat are not sufficiently protected, governments or other parties may take actions to limit the pace or ability to develop in areas of Imperial’s current and future projects.
The company’s mining operations are subject to tailings management regulations that establish approval, monitoring, reporting and performance criteria for tailings ponds and management plans. Further, the absence or evolving nature of policies and regulations for the timing and closure of tailings ponds, including the approved technologies and methods for closure (such as the use of end pit lakes and water capped tailings), and dam safety directives, regulations, guides and abandonment requirements could have a material impact on conditions for approvals and ultimate mine closure costs. Additionally, successful management and closure requires the release of water to the environment, and although an Alberta water release policy and federal oil sands effluent regulations are being developed, the timing and impact of these regulations is uncertain and the absence of effective regulation could negatively impact the company’s operations and financial results.
In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. In 2019, the Government of Canada implemented a new environmental assessment framework under the
Impact Assessment Act
, which expands assessment considerations beyond the environment to include social, health, economic, and gender-based impacts and the impact on Canada’s climate change commitments. It also includes a reliance on strategic and regional assessments and adjusted regulatory review timelines. The impact of this legislation is not yet known, but it may impact the cost, manner, duration and ability to advance large energy projects.
Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the cessation of operations, imposition of fines and penalties and liability for clean-up
costs and damages.
The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental legislation (including, but not limited to, application of regulations related to air, water, land, biodiversity and waste, including mine tailings) may increase the cost of compliance or reduce or delay available business opportunities. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.
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
Climate change and greenhouse gas restrictions
Due to concern over the risks of climate change, a number of provinces and the Government of Canada have adopted, are considering the adoption of, or have revised, regulatory frameworks to reduce greenhouse gas emissions. These include adoption of carbon emissions pricing, cap and trade regimes, carbon taxes, emissions limits, increased efficiency standards, low carbon fuel standards and incentives or mandates for renewable energy.

The Government of Canada has adopted the Paris Agreement on climate change, and set a goal to reduce greenhouse gas emissions economy-wide by 30 percent below 2005 levels by 2030. To implement these goals, the Government of Canada adopted the
Greenhouse Gas Pollution Pricing Act
(GGPPA), which sets a federal backstop carbon price Canada-wide through a carbon levy applied to fossil fuels ($20 per tonne starting in 2019 and increasing by $10 per tonne annually to $50 per tonne in 2022), and an output-based pricing system for large industrial emitters. Under the GGPPA, provinces are required to either adopt the GGPPA, or obtain equivalency by adopting a price-based system or cap and trade system.
The Government of Alberta has obtained federal equivalency for its Technology Innovation and Emissions Reduction Regulation (TIER) that came into effect in 2020 and applies to facilities with CO2 emissions in excess of 100,000 tonnes per year. TIER is designed to reduce emissions by putting a price on 10 percent of a facility’s emissions in 2020, increasing by 1 percent per year, with pricing for 2020 set at $30 per tonne. Further, the Alberta
Oil Sands Emissions Limit Act
sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on future oil sands operations in Alberta. With respect to other provinces, with Ontario cancelling the cap and trade program in 2018, the company’s operations in Ontario are subject to the federal carbon levy and output based pricing system. British Columbia has carbon pricing in place for all emissions, with pricing currently at $40 per tonne and rising by $5 per tonne in April, 2020 and again in April, 2021. Although current regulations around carbon emissions pricing are not anticipated to have a material impact on the company’s operations in the near term, uncertainty regarding future regulations make it difficult to predict potential future impact on the company.
There are also various low carbon fuel standards being developed or applicable to the company. The Government of Canada is progressing draft regulations for the Clean Fuel Standard, which if implemented would require the reduction in carbon intensity of liquid fuels supplied in Canada starting in 2022 and gaseous and solid fuels starting in 2023. The standard is expected to build upon the existing federal renewable fuels regulations that require fuel producers and importers to have a specified amount of renewable fuel in gasoline and diesel. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement by 2020. The British Columbia government has announced a draft policy to reduce the carbon intensity of fuels by a further 20 percent by 2030. Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits. Changes to these standards could adversely impact the company’s operations and financial results.
The Government of Canada recently enacted the
Impact Assessment Act
, which links environmental assessment approvals to climate change-related goals, and has also discussed a goal of establishing legally-binding policies for being carbon-neutral by 2050.
International accords and underlying regional and national regulations covering climate change and greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Such laws and policies could make Imperial’s products more expensive and less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current and pending greenhouse gas regulations or policies may also increase compliance and abatement costs including taxes and levies, increase abandonment and reclamation obligations, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the market place and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products. Concern over the risks of climate change may lead governments to make laws applicable to the energy industry progressively more stringent over time.
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

Other business risks
Imperial is reliant on a number of key chemicals, catalysts and third party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability and capacity, and proximity of pipeline facilities and railcars could negatively impact Imperial’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining operations and sales volumes, as well as potentially limit the ability to deliver production to market. A third party utilities outage could have an adverse impact on the company’s operations and ability to produce.
The company also enters into contractual relationships with suppliers, partners and other counterparties to procure and sell goods and services, and the company’s operations, market position and financial condition may be adversely impacted if these counterparties do not fulfil their obligations. Imperial may also be adversely affected by the outcome of litigation resulting from its operations or by government enforcement proceedings alleging non-compliance
with applicable laws or regulations. Litigation is subject to uncertainty and success is not guaranteed, and the company may incur significant expenses and devote significant resources in defending litigation.
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
whom the company does not control.
Project management
The nature of the company’s Upstream, Downstream and Chemical businesses depend on complex, long-term, and capital intensive projects that require a high degree of project management expertise to maximize efficiency. This includes development, engineering, construction, commissioning and ongoing operational activities and expertise. The company’s results are affected by its ability to develop and operate projects and facilities as planned and by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the company’s ability to obtain the necessary environmental and other regulatory approvals; changes in regulations; the ability to model and optimize reservoir performance; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the impact of general economic, business and market conditions; and respond effectively to unforeseen technical difficulties that could delay project startup or cause unscheduled downtime.
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
Research and development and technical change
Imperial relies upon the research and development organizations of the company and ExxonMobil, with whom the company conducts shared research. Innovation and technology are important to maintain the company’s competitive position, especially in light of the technological nature of Imperial’s business and the need for continuous efficiency improvement. The company’s research and development organizations must be able to adapt to a changing market and policy environment, including developing technologies to help reduce greenhouse gas emissions intensity. To remain competitive, the company must also continuously adapt and capture the benefits of new technologies including growing the company’s capabilities to utilize digital data technologies to gain new business insights. There are risks associated with projects that rely on new technology, including that the results of implementing the new technology may differ from simulated, piloted or expected results. The failure to develop and adopt new technology may have an adverse impact on the company’s operations, ability to meet regulatory requirements and operational commitments and targets (including environmental sustainability and reduction of greenhouse gas emissions), and financial results.

Safety, business controls and environmental risk management
The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures and crude oil spills. Imperial’s operations are also subject to the additional hazards of pollution, releases of toxic gas and environmental hazards and risks, such as severe weather, and geological events. The company’s results depend on management’s ability to minimize these inherent risks, to effectively control business activities and to minimize the potential for human error. Imperial applies rigorous management systems, including a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. The company also maintains a disciplined framework of internal controls and applies a controls management system for monitoring compliance with this framework. The company’s upstream and downstream operations may experience loss of production, slowdowns or shutdowns and increased costs due to the failure of interdependent systems, and substantial liabilities and other adverse impacts could result if the company’s management systems and controls do not function as intended.
Cybersecurity
Imperial is regularly subject to attempted cybersecurity disruptions from a variety of threat actors, including state-sponsored actors. Imperial’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions;
non-technological
measures such as threat information sharing with governmental and industry groups; internal training and awareness campaigns including routine testing of employee awareness via mock threats; and an emphasis on resiliency including business response and recovery.
If the measures the company is taking to protect against cybersecurity disruptions prove to be insufficient, the company, as well as its customers, employees or third parties could be adversely affected. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third party information being compromised; or otherwise disrupt the company’s business operations. Imperial could incur significant costs to remedy the effects of a major cybersecurity disruption, in addition to costs in connection with resulting regulatory actions, litigation or reputational harm.
Preparedness
The company’s operations may be disrupted by severe weather events, natural disasters, human error, and similar events. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its rigorous disaster preparedness and response planning, as well as business continuity planning.
Reputation
Imperial’s reputation is an important corporate asset. An operating incident, significant cybersecurity disruption, change in consumer views concerning the company’s products, or other adverse events, such as those described in Item 1A, may have a negative impact on Imperial’s reputation, which in turn could make it more difficult for the company to compete successfully for new opportunities, obtain necessary regulatory approvals, or could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions and environmental impact.

Reserves
The company’s future production and cash flows from bitumen, synthetic oil, liquids and natural gas reserves are highly dependent upon the company’s success in exploiting its current reserves. To maintain production and cash flows, the company must continue to replace produced reserves as they are depleted, which can be accomplished through exploration discovery of new resources, appraisal and investments in developing discovered resources, or acquisition of reserves. To the extent cash flows from operations are insufficient to fund capital expenditures and external sources of capital become limited or unavailable, the company’s ability to make the necessary capital investments to maintain and grow oil and natural gas reserves will be adversely impacted. In addition, the company may be unable to find and develop or acquire additional reserves to replace oil and natural gas production at acceptable costs.
Estimates of economically recoverable oil and natural gas reserves and future net cash flows involve many uncertainties, including factors beyond the company’s control. Key factors with uncertainty include: geological and engineering estimates, including that additional information obtained through seismic and drilling programs, reservoir analysis and production and operational history may result in revisions to reserves; the assumed effects of regulation or changes to regulation by government agencies, including royalty frameworks and environmental regulations (such as the regulation of greenhouse gas emissions, which could impose significant compliance costs on the company, require new technology, or impact the economic viability of certain projects); future commodity prices, where low commodity prices may affect reserves development; abandonment and reclamation costs, including reclamation and tailings requirements for mining operations; and operating costs. Actual production, revenues, taxes and royalties, development costs, abandonment and reclamation costs, and operating expenditures with respect to reserves will likely vary from such estimates, and such variances could be material.

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
As of February 12, 2020 there were 10,221 holders of record of common shares of the company.
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
Between October 1, 2019 and December 31, 2019, pursuant to the company’s restricted stock unit plan, 650 shares were issued to employees or former employees outside the U.S. in reliance on Regulation S under the Securities Act.
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 101. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under the “Company executives and executive compensation”:
•	Entitled “Performance graph” within the “Compensation discussion and analysis” section on page 157 of this report; and

•	Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis”, on page 163 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

October 2019
(October 1 - October 31)	3,431,196	32.81	3,431,196	24,954,195
November 2019
(November 1 - November 30)	3,275,232	33.89	3,275,232	21,678,963
December 2019
(December 1 - December 31)	2,340,102	33.25	2,340,102	19,338,861 (b)

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

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Selected financial data

millions of Canadian dollars	2019	2018	2017	2016	2015
Revenues	34,002	34,964	29,125	25,049	26,756
Net income (loss)	2,200	2,314	490	2,165	1,122
Total assets at year-end	42,187	41,456	41,601	41,654	43,170
Long-term debt at year-end	4,961	4,978	5,005	5,032	6,564
Total debt at year-end	5,190	5,180	5,207	5,234	8,516
Other long-term obligations at year-end	3,637	2,943	3,780	3,656	3,597
Canadian dollars
Net income (loss) per common share - basic	2.88	2.87	0.58	2.55	1.32
Net income (loss) per common share - diluted	2.88	2.86	0.58	2.55	1.32
Dividends per common share - declared	0.85	0.73	0.63	0.59	0.54

Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the “Financial section”, starting on page 40 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk

Reference is made to the section entitled “Market risks and other uncertainties” in the “Financial section”, starting on page 54 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data

Reference is made to the table of contents in the “Financial section” on page 36 of this report:

●
Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 26, 2020 beginning with the section entitled “Report of independent registered public accounting firm” on page 62 and continuing through note 18, “Other comprehensive income (loss) information” on page 95;

●	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 96; and

●	“Quarterly financial data” on page 100.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 61 of this report for “Management’s report on internal control over financial reporting” and page 62 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2019.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III
Item 10.	Directors, executive officers and corporate governance

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 101. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Nominees for director” on pages 102 to 105 of this report have been nominated for election at the annual meeting of shareholders to be held May 1, 2020. All of the nominees are directors and have been since the dates indicated.
S.D. Whittaker retired from the board on April 26, 2019 as she reached the company’s mandatory retirement age for directors in 2019. In September 2019, R.M. Kruger, then chairman, president and chief executive officer, announced his intention to retire from the company at the end of 2019. B.W. Corson was appointed to the board and as president of the company on September 17, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020, following Mr. Kruger’s retirement from the company and resignation from the board on December 31, 2019.
Reference is made to the section under “Nominees for director”:

•	“Director nominee tables”, on pages 102 to 105 of this report;

Reference is made to the sections under “Corporate governance disclosure”:

•	“Skills and experience of our board members”, on page 109 of this report.

•	“Other public company directorships of our board members”, on page 113 of this report.

•	The table entitled “Audit committee” under “Board and committee structure”, on page 119 of this report;

•	“Ethical business conduct”, starting on page 131 of this report; and

•	“Largest shareholder”, on page 134 of this report.

Reference is made to the sections under “Company executives and executive compensation”:

•	“Named executive officers of the company” and “Other executive officers of the company”, on pages 136 to 139 of this report.

Item 11.	Executive compensation

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 101. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under “Corporate governance disclosure”:

•	“Director compensation”, on pages 123 to 129 of this report; and

•	“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 130 of this report.

Reference is made to the following sections under “Company executives and executive compensation”:

•	“Letter to shareholders from the executive resources committee on executive compensation”, starting on page 140 of this report; and

•	“Compensation discussion and analysis”, on pages 142 to 165 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 101. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under “Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis” section, on page 163 of this report.
Reference is made to the section under “Corporate governance disclosure” entitled “Largest shareholder”, on page 134 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year-ended December 31, 2019 is described in the sections under “Nominees for director” starting on page 102, “Director compensation” starting on page 123 and “Company executives and executive compensation” starting on page 136. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares owned and restricted stock units held by each named executive officer, and the incumbent directors and executive officers as a group, as of February 12, 2020.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
R.M. Kruger (c)	-	599,100	2,007	118,500
D.E. Lyons	-	38,400	8,770	29,850
B.W. Corson	-	78,200	96,903	144,200
J.R. Whelan	-	66,000	28,607	15,850
T.B. Redburn	3,407	98,050	-	-
Incumbent directors and executive officers as a group (17 people)	140,042	581,325	146,549	263,000

(a)
No common shares are beneficially owned by reason of exercisable options. None of these individuals owns more than 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation. The directors and officers as a group own approximately 0.02 percent of the outstanding shares of Imperial Oil Limited, and less than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Information not being within the knowledge of the company has been provided by the directors and the executive officers individually.

(b)	Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.

(c)	R.M. Kruger was the company’s chairman, president and chief executive officer until September 16, 2019, and continued as chairman and chief executive officer until his retirement on December 31, 2019.

Item 13.	Certain relationships and related transactions, and director independence

Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 101. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under “Corporate governance disclosure” entitled “Independence of our board members”, on page 110 of this report.
Reference is made to the section under “Corporate governance disclosure” entitled “Transactions with Exxon Mobil Corporation”, on page 134 of this report.
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
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2019 and December 31, 2018 were as follows:

thousands of Canadian dollars	2019	2018
Audit fees	1,782	1,808
Audit-related fees	94	94
Tax fees	-	-
All other fees	-	-
Total fees	1,876	1,902

Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2019. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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

Reference is made to the table of contents in the “Financial section” on page 36 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation
S-K,
are filed as part of this report:

(3) (i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4) (vi)	Description of capital stock.

(10) (ii)
(1)  Syncrude Ownership and Management Agreement, dated February 4, 1975 (Incorporated herein by reference to Exhibit 13(b) of the company’s Registration Statement on Form
S-1,
as filed with the Securities and Exchange Commission on August 21, 1979 (File
No. 2-65290)).

(2)  Letter Agreement, dated February 8, 1982, between the Government of Canada and Esso Resources Canada Limited, amending Schedule “C” to the Syncrude Ownership and Management Agreement filed as Exhibit (10)(ii)(2) (Incorporated herein by reference to Exhibit (20) of the company’s Annual Report on Form
10-K
for the year ended December 31, 1981 (File
No. 2-9259)).

(3)  Amendment to Syncrude Ownership and Management Agreement, dated March 10, 1982 (Incorporated herein by reference to Exhibit (10)(ii)(14) of the company’s Annual Report on Form
10-K
for the year ended December 31, 1989 (File
No. 0-12014)).

(4)  Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement dated June 25, 1984. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form
10-K
for the year ended December 31, 2001 (File
No. 0-12014)).

(5)  Amendment to Syncrude Ownership and Management Agreement effective January 1, 2001 (Incorporated herein by reference to Exhibit (10)(ii)(22) of the company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2002 (File
No. 0-12014)).

(6)  Amendment to Syncrude Ownership and Management Agreement effective September 16, 1994 (Incorporated herein by reference to Exhibit (10)(ii)(23) of the company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2002 (File
No. 0-12014)).

(7)  Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form
8-K
filed on November 19, 2008 (File
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
8-K
filed on October 31, 2016 (File
No. 0-12014)).

(21)
Imperial Oil Resources Limited is incorporated in Canada, and is a wholly-owned subsidiary of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2019.

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

Copies of Exhibits may be acquired upon written request of any shareholder to the vice president, investor relations, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.

Item 16.	Form 10-K summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 26, 2020 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

by /s/ Bradley W. Corson
(Bradley W. Corson)
Chairman, president and chief executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bradley W. Corson (Bradley W. Corson)	Chairman, president and chief executive officer and director (Principal executive officer)

/s/ Daniel E. Lyons (Daniel E. Lyons)	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)

/s/ David C. Brownell (David C. Brownell)	Director

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Krystyna T. Hoeg	Director
(Krystyna T. Hoeg)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

/s/ Jack M. Mintz	Director
(Jack M. Mintz)

/s/ David S. Sutherland	Director
(David S. Sutherland)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2019	2018	2017	2016	2015
Revenues	34,002	34,964	29,125	25,049	26,756

Net income (loss):
Upstream	1,348	(138)	(706)	(661)	(704)
Downstream	961	2,366	1,040	2,754	1,586
Chemical	108	275	235	187	287
Corporate and other	(217)	(189)	(79)	(115)	(47)
Net income (loss)	2,200	2,314	490	2,165	1,122

Cash and cash equivalents at year-end	1,718	988	1,195	391	203
Total assets at year-end	42,187	41,456	41,601	41,654	43,170

Long-term debt at year-end	4,961	4,978	5,005	5,032	6,564
Total debt at year-end	5,190	5,180	5,207	5,234	8,516
Other long-term obligations at year-end	3,637	2,943	3,780	3,656	3,597

Shareholders’ equity at year-end	24,276	24,489	24,435	25,021	23,425
Cash flow from operating activities	4,429	3,922	2,763	2,015	2,167

Per share information (Canadian dollars)
Net income (loss) per common share - basic	2.88	2.87	0.58	2.55	1.32
Net income (loss) per common share - diluted	2.88	2.86	0.58	2.55	1.32
Dividends per common share - declared	0.85	0.73	0.63	0.59	0.54

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

millions of Canadian dollars	2019	2018	2017
Business uses: asset and liability perspective
Total assets	42,187	41,456	41,601
Less: Total current liabilities excluding notes and loans payable	(4,366)	(3,753)	(3,934)
Total long-term liabilities excluding long-term debt	(8,355)	(8,034)	(8,025)
Add: Imperial’s share of equity company debt	24	23	19
Total capital employed	29,490	29,692	29,661

Total company sources: Debt and equity perspective
Notes and loans payable	229	202	202
Long-term debt	4,961	4,978	5,005
Shareholders’ equity	24,276	24,489	24,435
Add: Imperial’s share of equity company debt	24	23	19
Total capital employed	29,490	29,692	29,661

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

millions of Canadian dollars	2019	2018	2017
Net income	2,200	2,314	490
Financing (after-tax), including Imperial’s share of equity companies	66	77	48
Net income excluding financing	2,266	2,391	538

Average capital employed	29,591	29,677	29,967
Return on average capital employed (percent) – corporate total	7.7	8.1	1.8

Cash flows from operating activities and asset sales
Cash flows from operating activities and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the Consolidated statement of cash flows. This cash flow reflects the total sources of cash both from operating the company’s assets and from the divesting of assets. The company employs a long-standing and regular disciplined review process to ensure that all assets are contributing to the company’s strategic objectives. Assets are divested when they no longer meet these objectives or are worth considerably more to others. Because of the regular nature of this activity, the company believes it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

millions of Canadian dollars	2019	2018	2017
Cash flows from operating activities	4,429	3,922	2,763
Proceeds from asset sales	82	59	232
Total cash flows from operating activities and asset sales	4,511	3,981	2,995

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
Reconciliation of operating costs

millions of Canadian dollars	2019	2018	2017
From Imperial’s Consolidated statement of income
Total expenses	32,055	32,026	28,842
Less:
Purchases of crude oil and products	20,946	21,541	18,145
Federal excise tax and fuel charge	1,808	1,667	1,673
Financing	93	108	78
Subtotal	22,847	23,316	19,896
Imperial’s share of equity company expenses	76	74	62
Total operating costs	9,284	8,784	9,008

Components of operating costs

millions of Canadian dollars	2019	2018	2017
From Imperial’s Consolidated statement of income
Production and manufacturing	6,520	6,121	5,586
Selling and general	900	908	883
Depreciation and depletion	1,598	1,555	2,172
Non-service pension and postretirement benefit	143	107	122
Exploration	47	19	183
Subtotal	9,208	8,710	8,946
Imperial’s share of equity company expenses	76	74	62
Total operating costs	9,284	8,784	9,008

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
The “Long-term business outlook” is based on Exxon Mobil Corporation’s 2019
Outlook for Energy
, which is used to help inform the company’s long-term business strategies and investment plans. By 2040, the world’s population is projected at around 9.2 billion people, or about 1.6 billion more than in 2017. Coincident with this population increase, the company expects worldwide economic growth to average close to 3 percent per year, with economic output nearly doubling by 2040. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 20 percent from 2017 to 2040. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic
Co-operation
and Development (OECD)). Canada is expected to see flat to modest local energy demand growth through to 2040 and will continue to be a large supplier of energy exports to help meet rising global energy needs.
As expanding prosperity helps drive global energy demand higher, increasing use of energy efficient technologies and practices, as well as lower-emission products will continue to help significantly reduce energy consumption and emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world’s economy through 2040, affecting energy requirements for power generation, transportation, industrial applications, and residential and commercial needs.

Global electricity demand is expected to increase approximately 60 percent from 2017 to 2040, with developing countries likely to account for about 85 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal fired generation is likely to decline substantially and approach 25 percent of the world’s electricity in 2040, versus nearly 40 percent in 2017, in part as a result of policies to improve air quality as well as reduce greenhouse gas emissions to address the risks related to climate change. From 2017 to 2040, the amount of electricity supplied using natural gas, nuclear power, and renewables is likely to grow by two-thirds,
accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is likely to increase about 400 percent, helping total renewables (including other sources, i.e., hydropower) to account for about 75 percent of the increase in electricity supplies worldwide through 2040. Total renewables will likely reach nearly 40 percent of global electricity supplies by 2040. Natural gas and nuclear are also expected to increase shares over the period to 2040, reaching almost 30 percent and about 15 percent of global electricity supplies respectively by 2040. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors including the cost and availability of various energy supplies and policy developments.
Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by more than 25 percent from 2017 to 2040. Transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak prior to 2025 and then decline to levels seen in the early-2010s by 2040 as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of about 70 percent. By 2040, light-duty vehicles are expected to account for about 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s transportation fleets are likely to continue to run on liquid fuels, which are widely available and offer practical advantages in providing a large quantity of energy in small volumes.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2040, global demand for liquid fuels is projected to grow to approximately 114 million oil-equivalent
barrels per day, an increase of about 16 percent from 2017. The non-OECD
share of global liquid fuels demand is expected to increase to about 65 percent by 2040, as liquid fuels demand in the OECD is likely to decline by close to 10 percent. Much of the global liquid fuels demand today is met by crude production from traditional conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids and biofuels – are expected to grow to help meet rising demand. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic and lower carbon supply options. However, timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a
low-emission,
versatile and practical fuel for a wide variety of applications, and it is expected to grow the most of any primary energy type from 2017 to 2040, meeting more than 40 percent of global energy demand growth. Global natural gas demand is expected to rise about 35 percent from 2017 to 2040, with about half of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas – the natural gas found in shale and other tight rock formations – will help meet these needs. In total, about 60 percent of the growth in natural gas supplies is expected to be from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting more than two-thirds
of worldwide demand in 2040. Liquefied natural gas (LNG) trade will expand significantly, meeting about 40 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.
The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to 30 percent in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas in the 2020 to 2025 timeframe. The share of natural gas is expected to reach about 25 percent by 2040, while the share of coal falls to about 20 percent. Nuclear power is projected to grow significantly, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to exceed 15 percent of global energy by 2040, with biomass, hydro and geothermal contributing a combined share of more than 10 percent. Total energy supplied from wind, solar and biofuels is expected to increase rapidly, growing nearly 250 percent from 2017 to 2040, when they will likely be just over 5 percent of the world energy mix.

The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2040 will be significant – even if demand remains flat. This reflects a fundamental aspect of the oil and natural gas business as the International Energy Agency (IEA) describes in its
World Energy Outlook 2019
. According to the IEA’s Stated Energy Policies Scenario, the investment required to meet oil and natural gas supply requirements worldwide over the period 2019 to 2040 will be about US$20 trillion (measured in 2018 dollars). In the IEA’s Sustainable Development Scenario, which is in line with the objectives of the Paris Agreement on climate change, the investment need would still accumulate to US$13 trillion.
International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, Imperial uses ExxonMobil’s
Outlook for Energy
as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the
Outlook for Energy
takes into account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The
Outlook for Energy
reflects an environment with increasingly stringent climate policies and is consistent with the aggregation of Nationally Determined Contributions, which were submitted by signatories to the United Nations Framework Convention on Climate Change (UNFCCC) 2015 Paris Agreement. The
Outlook for Energy
seeks to identify potential impacts of climate related policies, which often target specific sectors. It estimates potential impacts of these policies on consumer energy demand by using various assumptions and tools – including, depending on the sector, application of a proxy cost of carbon or assessment of targeted policies (i.e., automotive fuel economy standards). As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need.
Practical solutions to the world’s energy and climate challenges will benefit from market competition in addition to well-informed, well-designed and transparent policy approaches that carefully weigh costs and benefits. Such policies are likely to help manage the risks of climate change while also enabling societies to pursue other high priority goals around the world – including clean air and water, access to reliable, affordable energy, and economic progress for all people. All practical and economically viable energy sources, both conventional and unconventional, will need to be pursued to continue meeting global energy demand, recognizing the scale and variety of worldwide energy needs, as well as the importance of expanding access to modern energy to promote better standards of living for billions of people.
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

Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up
of all units through early 2020. These facilities are expected to further improve reliability, reduce planned downtime, lower unit costs and enable the asset to achieve 240,000 barrels per day of total gross production in 2020. Gross bitumen production at Cold Lake was impacted by reservoir performance at Nabiye in 2019. The company anticipates this will continue to impact the asset’s near-term performance and, similar to 2019, expects gross bitumen production at Cold Lake to average 140,000 barrels per day in 2020. In 2019, the company slowed the pace of development of its $2.6 billion Aspen in-situ
oil sands project given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. The decision to return to planned project activity levels will depend on several factors such as any subsequent government actions related to production curtailment and general market conditions.
The upstream industry environment continued to recover in 2019 as crude price differentials in the western Canadian market narrowed since the end of 2018. Prices for most of the company’s crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. On January 1, 2019, the Government of Alberta’s temporary mandatory production curtailment regulations came into effect. Consequently, the WTI / WCS differential narrowed from an average of approximately US$40 per barrel in the fourth quarter of 2018, to an average of about US$12 per barrel in the first quarter of 2019. Throughout 2019, the Government of Alberta continually eased the mandatory production limit, increased the base limit for production curtailment, and introduced several exemptions including a special production allowance providing temporary curtailment relief equivalent to incremental increases in shipments by rail. The duration of these regulations is uncertain. Imperial continually monitors the effects of these regulations and evaluates opportunities, including crude shipments by rail and the pace of the development of its Aspen in-situ
oil sands project, as economically justified.
As described in more detail in Item 1A. “Risk factors”, environmental risks and climate related regulations could have negative impacts on the upstream business. On January 1, 2020, the International Maritime Organization’s mandate of a global 0.5 percent cap on the maximum level of sulphur in marine fuel came into effect. This new cap represents a significant reduction from the previous limit, and may adversely impact heavy crude price differentials in western Canada.
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
In 2019, Imperial’s margins were negatively impacted by narrowing crude price differentials that resulted, in part, from the Government of Alberta’s temporary mandatory curtailment regulations on crude oil production.

As described in more detail in Item 1A. “Risk factors”, proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the downstream business.
Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2019, there were about 2,300 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards.
Chemical
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers. In 2019, margins were adversely impacted by continued industry capacity additions outpacing demand growth. Imperial maintains a competitive advantage through continued operational excellence, investment and cost discipline, and integration of its chemical plant in Sarnia with the refinery. The company also benefits from its relationship with ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Results of operations
Consolidated

millions of Canadian dollars	2019	2018	2017
Net income (loss)	2,200	2,314	490
2019
Net income in 2019 was $2,200 million, or $2.88 per share on a diluted basis, compared to net income of $2,314 million or $2.86 per share in 2018. 2019 results include a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease. On June 28, 2019, the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022.
2018
Net income in 2018 was $2,314 million, or $2.86 per share on a diluted basis, an increase of $1,824 million compared to net income of $490 million or $0.58 per share in 2017. The prior year results included upstream non-cash
impairment charges of $566 million.
Upstream

millions of Canadian dollars	2019	2018	2017
Net income (loss)	1,348	(138)	(706)
2019
Upstream net income was $1,348 million for the year, reflecting the favourable impact associated with the decreased Alberta corporate income tax rate of $689 million. Excluding this impact, 2019 net income was $659 million, up $797 million compared to a net loss of $138 million in 2018. Improved results reflect higher crude oil realizations of about $1,000 million, as well as higher volumes of about $350 million primarily at Syncrude and Norman Wells. Results were negatively impacted by higher royalties of about $230 million, higher operating expenses of about $190 million and lower Cold Lake volumes of about $120 million.
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

Average realizations
Canadian dollars	2019	2018	2017
Bitumen (per barrel)	50.02	37.56	39.13
Synthetic oil (per barrel)	74.47	70.66	67.58
Conventional crude oil (per barrel)	51.81	41.84	53.51
Natural gas liquids (per barrel)	22.83	38.66	31.46
Natural gas (per thousand cubic feet)	2.05	2.43	2.58
2019
WTI averaged US$57.03 per barrel in 2019, down from US$65.03 per barrel in 2018. WCS averaged US$44.29 per barrel and US$38.71 per barrel for the same periods. The WTI / WCS differential narrowed to average approximately US$13 per barrel in 2019, from around US$26 per barrel in 2018. The Canadian dollar averaged US$0.75 in 2019, a decrease of US$0.02 from 2018.
Imperial’s average Canadian dollar realizations for bitumen increased in 2019, supported primarily by an increase in WCS and lower diluent costs. Bitumen realizations averaged $50.02 per barrel, up from $37.56 per barrel in 2018. The company’s average Canadian dollar realizations for synthetic crude increased relative to WTI, primarily due to the narrowing of the western Canadian light crude differential. Synthetic crude realizations averaged $74.47 per barrel, up from $70.66 per barrel in 2018.
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

Crude oil and natural gas liquids (NGL) - production and sales
(a)

thousands of barrels per day	2019		2018		2017
	gross	net	gross	net	gross	net
Bitumen	285	254	293	255	288	255
Synthetic oil (b)	73	65	62	60	62	57
Conventional crude oil	14	13	5	5	4	3
Total crude oil production	372	332	360	320	354	315
NGLs available for sale	2	1	1	2	1	1
Total crude oil and NGL production	374	333	361	322	355	316
Bitumen sales, including diluent (c)	387		406		381
NGL sales	6		6		6
Natural gas - production and production available for sale
(a)

millions of cubic feet per day	2019		2018		2017
	gross	net	gross	net	gross	net
Production (d) (e)	145	144	129	126	120	114
Production available for sale (f)		108		94		80
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
2019
Total gross production of Kearl bitumen averaged 205,000 barrels per day in 2019 (145,000 barrels Imperial’s share), compared to 206,000 barrels per day (146,000 barrels Imperial’s share) in 2018.
Gross production of Cold Lake bitumen averaged 140,000 barrels per day in 2019, compared to 147,000 barrels per day in 2018.
During 2019, the company’s share of gross production from Syncrude averaged 73,000 barrels per day, up from 62,000 barrels per day in 2018. Higher production was mainly due to the absence of production impacts from the 2018 power disruption.
2018
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
During 2018, the company’s share of gross production from Syncrude averaged 62,000 barrels per day, unchanged from 2017.

Downstream
millions of Canadian dollars	2019	2018	2017
Net income (loss)	961	2,366	1,040

2019
Downstream net income was $961 million, compared to $2,366 million in 2018. Earnings were negatively impacted by lower margins of about $1,130 million, reliability events of about $150 million, including the fractionation tower incident at Sarnia, higher net planned turnaround impacts of about $140 million, and lower sales volumes of about $130 million. These factors were partially offset by favourable foreign exchange impacts of about $90 million.
2018
Downstream net income was $2,366 million, an increase of $1,326 million versus the prior year. Higher earnings primarily reflect stronger margins of about $1,530 million, partially offset by the absence of a $151 million gain on the sale of a surplus property in 2017.
Refinery utilization

thousands of barrels per day (a)	2019	2018	2017
Total refinery throughput (b)	353	392	383
Refinery capacity at December 31	423	423	423
Utilization of total refinery capacity (percent)	83	93	91

Sales

thousands of barrels per day (a)	2019	2018	2017
Gasolines	249	255	257
Heating, diesel and jet fuels	167	183	177
Heavy fuel oils	21	26	18
Lube oils and other products	38	40	40
Net petroleum product sales	475	504	492

(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.

2019
Refinery throughput averaged 353,000 barrels per day in 2019, compared to 392,000 barrels per day in 2018. Capacity utilization was 83 percent, compared to 93 percent in 2018. Reduced throughput was mainly due to higher planned turnaround activities and impacts from the Sarnia fractionation tower incident. Petroleum product sales were 475,000 barrels per day in 2019, compared to 504,000 barrels per day in 2018. Lower petroleum product sales were mainly due to lower refinery throughput.
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

Chemical

millions of Canadian dollars	2019	2018	2017
Net income (loss)	108	275	235

Sales

thousands of tonnes	2019	2018	2017
Polymers and basic chemicals	575	602	564
Intermediate and others	157	205	210
Total petrochemical sales	732	807	774

2019
Chemical net income was $108 million in 2019, compared to $275 million in 2018, primarily due to lower margins.
2018
Chemical net income was $275 million, an increase of $40 million versus the prior year, reflecting higher margins and volumes.

Corporate and other
millions of Canadian dollars	2019	2018	2017
Net income (loss)	(217)	(189)	(79)

2019
Corporate and other expenses were $217 million in 2019, compared to $189 million in 2018.
2018
For 2018, Corporate and other expenses were $189 million, compared to $79 million in 2017. As part of the implementation of the Financial Accounting Standards Board’s update, Compensation – Retirement Benefits (Topic 715):
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
, beginning January 1, 2018, Corporate and other includes all non-service
pension and postretirement benefit expenses. Prior to 2018, the majority of these costs were allocated to the operating segments.

Liquidity and capital resources
Sources and uses of cash

millions of Canadian dollars	2019	2018	2017
Cash provided by (used in)
Operating activities	4,429	3,922	2,763
Investing activities	(1,704)	(1,559)	(781)
Financing activities	(1,995)	(2,570)	(1,178)
Increase (decrease) in cash and cash equivalents	730	(207)	804

Cash and cash equivalents at end of year	1,718	988	1,195

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
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2016. A valuation of the company’s registered retirement plans as at December 31, 2019 is expected to be completed in 2020. The company contributed $211 million to the registered retirement plans in 2019. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.
Cash flow from operating activities
2019
Cash flow generated from operating activities was $4,429 million in 2019, up from $3,922 million in 2018, primarily reflecting favourable working capital effects, partially offset by lower earnings excluding the impact associated with the Alberta corporate income tax rate decrease.
2018
Cash flow generated from operating activities was $3,922 million in 2018, up from $2,763 million in 2017, primarily reflecting higher earnings, partially offset by unfavourable working capital effects.
Cash flow from investing activities
2019
Investing activities used net cash of $1,704 million in 2019, compared with $1,559 million used in 2018, primarily reflecting higher additions to property, plant and equipment.
2018
Investing activities used net cash of $1,559 million in 2018, compared with $781 million used in 2017, reflecting higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash flow from financing activities
2019
Cash used in financing activities was $1,995 million in 2019, compared with $2,570 million used in 2018.
At the end of 2019, total debt outstanding was $5,190 million, compared with $5,180 million at the end of 2018.
In September 2019, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2025. All other terms and conditions remained unchanged.
In November 2019, the company increased the capacity of its
non-interest
bearing, revolving demand loan with ExxonMobil from $75 million to $150 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing, transportation and derivative arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil. At December 31, 2019 the company had borrowed $111 million under this arrangement.
In November 2019, the company extended the maturity date of its existing $250 million committed long-term line of credit to November 2021. The company has not drawn on the facility.
In December 2019, the company extended the maturity date of its existing $250 million committed short-term line of credit to December 2020. The company has not drawn on the facility.
During 2019, the company, under its share purchase program, purchased about 38.7 million shares for $1,373 million, including shares purchased from Exxon Mobil Corporation.
Dividends paid in 2019 were $631 million. The per share dividend paid in 2019 was $0.82, up from $0.70 in 2018.
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

Financial strength
The table below shows Imperial’s consolidated
debt-to-capital
ratio. The data demonstrates the company’s creditworthiness:

percent
At December 31	2019	2018	2017
Debt to capital (a)	18	18	18
(a)	Debt, defined as the sum of Notes and loans payable and Long-term debt (page 67), divided by capital, defined as the sum of debt and Total shareholders’ equity (page 67).
Debt-related interest incurred in 2019, before capitalization of interest, was $138 million, compared with $133 million in 2018. The average effective interest rate on the company’s debt was 2.7 percent in 2019, compared with 2.5 percent in 2018.
The company’s financial strength represents a competitive advantage of strategic importance providing it the opportunity to readily access capital markets under the full range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
Commitments
The following table shows the company’s commitments outstanding at December 31, 2019. It combines data from the Consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

		Payment due by period
millions of Canadian dollars	Note reference	2020	2021 to 2022	2023 to 2024	2025 and beyond	Total
Long-term debt excluding finance lease obligations (a)	15	-	4,447	-	-	4,447
Operating and finance leases (b)	14	194	203	119	1,116	1,632
Firm capital commitments (c)		217	111	66	-	394
Pension and other postretirement obligations (d)	5	275	120	122	1,363	1,880
Asset retirement obligations (e)	6	76	64	47	1,213	1,400
Other long-term purchase agreements (f)		883	1,599	1,470	8,637	12,589
(a)
Long-term debt includes a loan from an affiliated company of ExxonMobil of $4,447 million. The payment by period for the related party long-term loan is estimated based on the right of the related party to cancel the loan on at least 370 days advance written notice.

(b)
Minimum commitments for finance and operating leases, both commenced and non-commenced,
are shown on an undiscounted basis. Leases are primarily associated with storage tanks, rail cars, marine vessels, transportation facilities and service agreements.

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

(d)
The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2020 and estimated benefit payments for unfunded plans in all years.

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

Unrecognized tax benefits totalling $35 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 4 to the financial statements on page 78.

Litigation and other contingencies
As discussed in note 10 to the consolidated financial statements on page 87, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.
Additionally, as discussed in note 10, Imperial was contingently liable at December 31, 2019, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.
Capital and exploration expenditures
Capital and exploration expenditures represent the combined total of additions at cost to property, plant and equipment; exploration expenses on a before-tax
basis from the Consolidated statement of income; and the company’s share of similar costs for equity companies. Capital and exploration expenditures exclude the purchase of carbon emission credits. While Imperial’s management is responsible for all investments and elements of net income, particular focus is placed on managing the controllable aspects of this group of expenditures.

millions of Canadian dollars	2019	2018
Upstream (a)	1,248	991
Downstream	484	383
Chemical	34	25
Corporate and other	48	28
Total	1,814	1,427
(a)	Exploration expenses included.
Total capital and exploration expenditures were $1,814 million in 2019, an increase of $387 million from 2018.
For the Upstream segment, capital and exploration expenditures were $1,248 million in 2019, compared with $991 million in 2018. Investments were primarily related to growth activities including investment in supplemental crushing capacity at Kearl, further development of unconventional assets, and expenditures on the Aspen in-situ
project.
For the Downstream segment, capital expenditures were $484 million in 2019, compared with $383 million in 2018. Investments were primarily in support of enhancing the company’s distribution network as well as refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.
Total capital and exploration expenditures are expected to range between $1.6 billion to $1.7 billion in 2020. Actual spending could vary depending on the progress of individual projects.

Market risks and other uncertainties
Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied.
Imperial’s earnings are influenced by North American crude oil benchmark prices as well as changes in the differentials between these benchmarks and western Canadian prices for light and heavy crude oil. Imperial’s integrated business model reduces the company’s risk from changes in commodity prices. For instance, when light and heavy differentials between North American crude benchmarks and western Canadian prices widen together, Imperial is able to mitigate the impact of widening differentials on the Upstream through integration with Downstream investments in refineries, pipeline commitments and the Edmonton rail terminal. As an example, the negative impact of a widening differential in the Upstream is more than offset by the benefit of lower feedstock costs in the Downstream.
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
(a)

millions of Canadian dollars, after tax
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	105
One dollar (U.S.) per barrel increase (decrease) in light and heavy crude price differentials (b)	+ (-)	40
Ten cents per thousand cubic feet decrease (increase) in natural gas prices	+ (-)	7
One dollar (U.S.) per barrel increase (decrease) in refining 2-1-1 margins (c)	+ (-)	140
One cent (U.S.) per pound increase (decrease) in sales margins for polyethylene	+ (-)	7
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	100

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
In general, segment results are not dependent on the ability to sell and / or purchase products to / from other segments. Where such intersegment sales take place, they are the result of efficiencies and competitive advantages from integrated business segments and refinery and chemical complexes. The company’s intersegment sales include crude oil produced by the Upstream and sold to the Downstream, as well as sales between refineries and the chemical plant related to raw materials, feedstocks and finished products. All intersegment sales are at market based prices. Refer to Note 3 for additional information on intersegment revenue.
The company has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that all assets are contributing to the company’s strategic objectives.
Risk management
The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company may use commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. The company’s derivatives are not accounted for under hedge accounting. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the company’s financial position, results of operations or liquidity exist as a result of the derivatives described in note 7 on page 85. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates
The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 70.
Oil and gas reserves
Evaluations of oil and natural gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed.
The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well information such as flow rates and reservoir pressures. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserves targets to determine compensation. Key features of the reserves estimation process are covered in “Disclosure of reserves” in Item 1.
Oil and natural gas reserves include both proved and unproved reserves.

•
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
first-day-of-the-month
oil and natural gas prices during the reporting year.

Proved reserves can be further subdivided into developed and undeveloped reserves. Proved developed reserves include amounts which are expected to be recovered through existing wells and facilities with existing equipment and operating methods. Proved undeveloped reserves include amounts expected to be recovered from new wells on undrilled proved acreage or from existing wells where a relatively major expenditure is required for completion. Proved undeveloped reserves are recognized only if a development plan has been adopted indicating that the reserves are scheduled to be drilled within five years, unless specific circumstances support a longer period of time.
The percentage of proved developed reserves was 89 percent of total proved reserves at year-end
2019, unchanged from 2018. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policy, consumer preferences and significant changes in long-term oil and natural gas prices.

•
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
first-day-of-the-month
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
As a result of improved prices in 2018, an additional 2.3 billion barrels of bitumen at Kearl qualified as proved reserves at year-end
2018.
In 2019, downward revisions to proved bitumen reserves were driven by technical and development plan updates at Kearl, resulting in a decrease of 0.2 billion barrels, partially offset by an increase of 0.1 billion barrels at Cold Lake associated with an end of field life change driven by pricing. Downward revisions to proved synthetic oil reserves were a result of higher royalty obligations at Syncrude driven by pricing. Changes to liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
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
To the extent that proved reserves for a property are substantially de-booked
and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production
method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense being immaterial when compared to prior periods. In 2019 and 2020, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets. The effect of this approach compared to prior periods is immaterial.

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

Asset valuation analysis, profitability reviews and other periodic control processes assist Imperial in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long-term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long-term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and development and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether the events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer term price views are more stable and meaningful for purposes of assessing future cash flows.
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
first-day-of-the-month
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
The company has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of
ASC 360
and relies on the company’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.
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
Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 4.5 percent used in 2019, compares to actual returns of 8.1 percent and 6.6 percent achieved over the last
10-
and
20-year
periods respectively, ending December 31, 2019. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions such as the expected rate of return on plan assets and the discount rate for measuring the benefits obligation, a reduction of 1 percent in the discount rate would increase the plan benefits obligation by approximately $1,820 million. Similarly, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $75 million before tax. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 1 percent of total expenses in 2019.
Asset retirement obligations and other environmental liabilities
Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2019, the obligations were discounted at 6 percent and the accretion expense was $80 million, before tax, which was significantly less than 1 percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.
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
Suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end
are disclosed in note 16 to the consolidated financial statements on page 93.
Tax contingencies
The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.
The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 4 to the consolidated financial statements starting on page 78.
Recently issued accounting standards
Effective January 1, 2020, Imperial adopted the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. The January 1, 2020 estimated cumulative effect adjustment to “Earnings reinvested” related to implementation of the Credit Losses standard is expected to be de minimis.

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
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.
/s/ Bradley W. Corson
B.W. Corson
Chairman, president and
chief executive officer
/s/ Daniel E. Lyons
D.E. Lyons
Senior vice-president,
finance and administration, and controller
(Principal accounting officer and principal financial officer)
February 26, 2020

Report of independent registered public accounting firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (together, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
The impact of proved oil and natural gas reserves on upstream property, plant and equipment, net
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s upstream property, plant and equipment (PP&E) balance, net was $31.2 billion as of December 31, 2019, and the related depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2019 was $1.4 billion. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserves quantities are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserves is an ongoing process based on technical evaluations, commercial and market assessments, and detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. As management has disclosed, reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the Reserves Management Group (together, management’s specialists).
The principal consideration for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on upstream PP&E, net is a critical audit matter is that there was significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence obtained related to the significant assumptions used by management, including development costs and production volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves and the calculation of DD&A expense. These procedures also included, among others (i) testing the completeness, accuracy, and relevance of underlying data used in developing management’s estimates, (ii) evaluating the significant assumptions used by management in developing these estimates, including development costs and production volumes, and (iii) testing the unit-of-production rates used to calculate DD&A expense. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of data used by management’s specialists and an evaluation of the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Calgary, Canada
February 26, 2020
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2019	2018	2017
Revenues and other income
Revenues (a)	34,002	34,964	29,125
Investment and other income (note 9)	99	135	299
Total revenues and other income	34,101	35,099	29,424

Expenses
Exploration (note 16)	47	19	183
Purchases of crude oil and products (b)	20,946	21,541	18,145
Production and manufacturing (c)	6,520	6,121	5,586
Selling and general (c)	900	908	883
Federal excise tax and fuel charge	1,808	1,667	1,673
Depreciation and depletion	1,598	1,555	2,172
Non-service pension and postretirement benefit	143	107	122
Financing (d) (note 13)	93	108	78
Total expenses	32,055	32,026	28,842

Income (loss) before income taxes	2,046	3,073	582

Income taxes (note 4)	(154)	759	92

Net income (loss)	2,200	2,314	490

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 11)	2.88	2.87	0.58
Net income (loss) per common share - diluted (note 11)	2.88	2.86	0.58
(a) Amounts from related parties included in revenues, (note 17).	8,569	6,383	4,110
(b) Amounts to related parties included in purchases of crude oil and products, (note 17).	3,305	4,092	2,687
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses, (note 17).	628	566	544
(d) Amounts to related parties included in financing, (note 17).	98	89	60

The information in the notes to consolidated financial statements is an integral part of these statements.

6
5

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2019	2018	2017
Net income (loss)	2,200	2,314	490

Other comprehensive income (loss), net of income taxes Postretirement benefits liability adjustment (excluding amortization)	(505)	158	(54)

Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	111	140	136
Total other comprehensive income (loss)	(394)	298	82

Comprehensive income (loss)	1,806	2,612	572

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2019	2018
Assets
Current assets
Cash	1,718	988
Accounts receivable, less estimated doubtful accounts (a)	2,699	2,529
Inventories of crude oil and products (note 12)	1,296	1,297
Materials, supplies and prepaid expenses	616	541
Total current assets	6,329	5,355
Investments and long-term receivables (b)	891	857
Property, plant and equipment, less accumulated depreciation and depletion	34,203	34,225
Goodwill	186	186
Other assets, including intangibles, net	578	833
Total assets	42,187	41,456

Liabilities
Current liabilities
Notes and loans payable (c) (note 13)	229	202
Accounts payable and accrued liabilities (a) (note 12)	4,260	3,688
Income taxes payable	106	65
Total current liabilities	4,595	3,955
Long-term debt (d) (note 15)	4,961	4,978
Other long-term obligations (e) (note 6)	3,637	2,943
Deferred income tax liabilities (note 4)	4,718	5,091
Total liabilities	17,911	16,967

Commitments and contingent liabilities (note 10)

Shareholders’ equity
Common shares at stated value (f) (note 11)	1,375	1,446
Earnings reinvested	24,812	24,560
Accumulated other comprehensive income (loss) (note 18)	(1,911)	(1,517)
Total shareholders’ equity	24,276	24,489

Total liabilities and shareholders’ equity	42,187	41,456

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $ 1,007 million (2018 – $ 666 million), (note 17).

(b)	Investments and long-term receivables included amounts from related parties of $ 296 million (2018 – $ 146 million), (note 17).

(c)	Notes and loans payable included amounts to related parties of $ 111 million (2018 – $ 75 million), (note 17).

(d)	Long-term debt included amounts to related parties of $ 4,447 million (2018 – $ 4,447 million), (note 17).

(e)	Other long-term obligations included amounts to related parties of $ 0 million (2018 – $ 15 million), (note 17).

(f)	Number of common shares authorized and outstanding were 1,100 million and 744 million, respectively (2018 – 1,100 million and 783 million, respectively), (note 11).

The information in the notes to consolidated financial statements is an integral part of these statements.
Approved by the directors.

/s/ Bradley W. Corson B.W. Corson Chairman, president and chief executive officer	/s/ Daniel E. Lyons D.E. Lyons Senior vice-president, finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2019	2018	2017
Common shares at stated value (note 11)
At beginning of year	1,446	1,536	1,566
Issued under the stock option plan	-	-	-
Share purchases at stated value	(71)	(90)	(30)
At end of year	1,375	1,446	1,536

Earnings reinvested
At beginning of year	24,560	24,714	25,352
Net income (loss) for the year	2,200	2,314	490
Share purchases in excess of stated value	(1,302)	(1,881)	(597)
Dividends declared	(646)	(587)	(531)
At end of year	24,812	24,560	24,714

Accumulated other comprehensive income (loss) (note 18)
At beginning of year	(1,517)	(1,815)	(1,897)
Other comprehensive income (loss)	(394)	298	82
At end of year	(1,911)	(1,517)	(1,815)

Shareholders’ equity at end of year	24,276	24,489	24,435

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
Inflow (outflow)
For the years ended December 31	2019	2018	2017
Operating activities
Net income (loss)	2,200	2,314	490
Adjustments for non-cash items:
Depreciation and depletion	1,598	1,509	2,172
Impairment of intangible assets	-	46	-
(Gain) loss on asset sales (note 9)	(46)	(54)	(220)
Deferred income taxes and other	(237)	806	321
Changes in operating assets and liabilities:
Accounts receivable	(170)	224	(689)
Inventories, materials, supplies and prepaid expenses	(74)	(338)	(83)
Income taxes payable	41	8	(431)
Accounts payable and accrued liabilities	1,010	(764)	678
All other items - net (a) (c)	107	171	525
Cash flows from (used in) operating activities	4,429	3,922	2,763

Investing activities
Additions to property, plant and equipment (a)	(1,636)	(1,491)	(993)
Proceeds from asset sales (note 9)	82	59	232
Additional investments	-	-	(1)
Loan to equity company	(150)	(127)	(19)
Cash flows from (used in) investing activities	(1,704)	(1,559)	(781)

Financing activities
Short-term debt - net (note 13)	36	-	-
Reduction in finance lease obligations (note 15)	(27)	(27)	(27)
Dividends paid	(631)	(572)	(524)
Common shares purchased (note 11)	(1,373)	(1,971)	(627)
Cash flows from (used in) financing activities	(1,995)	(2,570)	(1,178)

Increase (decrease) in cash	730	(207)	804
Cash at beginning of year	988	1,195	391
Cash at end of year (b)	1,718	988	1,195
(a) The impact of carbon emission programs are included in A dditions to property, plant and equipment, and A ll other items - net.
(b) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(c) Included contributions to registered pension plans.	(211)	(203)	(212)

Income taxes (paid) refunded.	145	(82)	(231)
Interest (paid), net of capitalization.	(91)	(110)	(76)

Non-cash
transactions
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
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2019 presentation basis. All amounts are in Canadian dollars unless otherwise indicated.
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
Derivative instruments
Imperial
may
use derivative instruments
for
trading purposes and
to offset exposures associated with
commodity
 prices
,
currency exchange rates and inter
est
rates

that arise from existing assets, liabilities
, firm commitments
and forecasted transactions.
All derivative instruments, except those designated as normal purchase and normal sale, are recorded at fair value.
Derivative assets and liabilities with the same counterparty are netted if the right of offset exists and certain other criteria are met. Collateral payables or receivables are netted against derivative assets and derivative liabilities respectively.
Recognition and classification of the gain or loss that results from adjusting a derivative to fair value depends on the purpose for the derivative. The gains and losses resulting from changes in the fair value of derivatives are recorded under “Revenues” or “Purchases of crude oil and products” on the Consolidated statement of income.
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
Inventory costs include expenditures and other charges (including depreciation), directly or indirectly incurred in bringing the inventory to its existing condition and location. Selling and general expenses are reported as period costs and excluded from inventory costs. Inventories of materials and supplies are valued at cost or less.
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

Property, plant and equipment
Cost basis
Imperial uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field
basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.

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
To the extent that proved reserves for a property are substantially de-booked
and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production
method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense immaterial when compared to the prior periods. In 2019 and 2020, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets. The effect of this approach compared to prior periods is anticipated to be immaterial.
Investments in refinery

and
chemical process manufacturing equipment are generally depreciated on a straight-line basis over a
25
-year
life. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

7
2

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

Asset valuation analysis, profitability reviews and other periodic control processes assist Imperial in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long-term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long-term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and development and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether the events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer term price views are more stable and meaningful for purposes of assessing future cash flows.
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
first-day-of-the-month
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
The company has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of
ASC 360
and relies on the company’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting

7
3

process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.
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
Leases
In situations where assets are leased, right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for tankers and finance leases is excluded from the calculation of right of use assets and lease liabilities. Assets leased for nearly all of their useful lives are accounted for as finance leases. In general, leases are capitalized using the company’s incremental borrowing rate. See note 14 to the consolidated financial statements on page 90 for further details.
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
Share-based compensation
The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “Selling and general” expenses in the Consolidated statement of income over the requisite service period of each award. See note 8 to the consolidated financial statements on page 86 for further details.
Recently issued accounting standards
Effective January 1, 2020, Imperial adopted the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses
(Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. The January 1, 2020 estimated cumulative effect adjustment to “Earnings reinvested” related to implementation of the Credit Losses standard is expected to be de minimis.
2. Accounting changes
Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
,
as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company used a transition method that applies the new lease standard at January 1, 2019. Imperial applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the company did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $298 million was recorded and the operating lease right of use asset was $298 million. There was no cumulative earnings effect adjustment.

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
Corporate and other includes assets and liabilities that do not specifically relate to business segments – primarily cash, capitalized interest costs, short-term borrowings, long-term debt and liabilities associated with incentive compensation, pension and other postretirement benefit liabilities. Net earnings effects under Corporate and other activities primarily include debt-related financing, corporate governance costs, non-service
pension and postretirement benefit costs, share-based incentive compensation expenses and interest income.
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

	Upstream			Downstream			Chemical
millions of Canadian dollars	2019	2018	2017	2019	2018	2017	2019	2018	2017
Revenues and other income
Revenues (a)	9,479	8,525	7,302	23,591	25,200	20,714	932	1,239	1,109
Intersegment sales	3,763	2,634	2,264	1,597	1,542	1,155	229	279	262
Investment and other income (note 9)	17	11	16	47	95	269	-	-	-
	13,259	11,170	9,582	25,235	26,837	22,138	1,161	1,518	1,371
Expenses
Exploration (b) (note 16)	47	19	183	-	-	-	-	-	-
Purchases of crude oil and products	6,528	5,833	4,526	19,332	19,326	16,543	667	831	751
Production and manufacturing (c)	4,440	4,305	3,913	1,829	1,606	1,576	251	210	209
Selling and general (c)	-	-	-	774	773	772	86	87	78
Federal excise tax and fuel charge	-	-	-	1,808	1,667	1,673	-	-	-
Depreciation and depletion (b) (d)	1,374	1,278	1,939	186	242	202	16	14	12
Non-service pension and postretirement benefit (c)	-	-	-	-	-	-	-	-	-
Financing (note 13)	3	1	13	-	2	-	-	-	-
Total expenses	12,392	11,436	10,574	23,929	23,616	20,766	1,020	1,142	1,050
Income (loss) before income taxes	867	(266)	(992)	1,306	3,221	1,372	141	376	321
Income tax expense (benefit) (e) (note 4)	(481)	(128)	(286)	345	855	332	33	101	86
Net income (loss)	1,348	(138)	(706)	961	2,366	1,040	108	275	235
Cash flows from (used in) operating activities	2,423	916	1,257	1,965	2,749	1,396	172	354	235
Capital and exploration expenditures (f)	1,248	991	416	484	383	200	34	25	17
Property, plant and equipment
Cost	47,050	46,435	45,542	6,123	5,900	5,683	954	916	888
Accumulated depreciation and depletion	(15,889)	(15,050)	(13,844)	(3,830)	(3,763)	(3,594)	(680)	(662)	(644)
Net property, plant and equipment (g)	31,161	31,385	31,698	2,293	2,137	2,089	274	254	244
Total assets (h) (i)	34,554	34,829	35,044	5,179	5,119	4,890	416	438	399

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2019	2018	2017	2019	2018	2017	2019	2018	2017
Revenues and other income
Revenues (a)	-	-	-	-	-	-	34,002	34,964	29,125
Intersegment sales	-	-	-	(5,589)	(4,455)	(3,681)	-	-	-
Investment and other income (note 9)	35	29	14	-	-	-	99	135	299
	35	29	14	(5,589)	(4,455)	(3,681)	34,101	35,099	29,424
Expenses
Exploration (b) (note 16)	-	-	-	-	-	-	47	19	183
Purchases of crude oil and products	-	-	-	(5,581)	(4,449)	(3,675)	20,946	21,541	18,145
Production and manufacturing (c)	-	-	-	-	-	-	6,520	6,121	5,698
Selling and general (c)	48	54	49	(8)	(6)	(6)	900	908	893
Federal excise tax and fuel charge	-	-	-	-	-	-	1,808	1,667	1,673
Depreciation and depletion (b) (d)	22	21	19	-	-	-	1,598	1,555	2,172
Non-service pension and postretirement benefit (c)	143	107	-	-	-	-	143	107	-
Financing (note 13)	90	105	65	-	-	-	93	108	78
Total expenses	303	287	133	(5,589)	(4,455)	(3,681)	32,055	32,026	28,842
Income (loss) before income taxes	(268)	(258)	(119)	-	-	-	2,046	3,073	582
Income tax expense (benefit) (e) (note 4)	(51)	(69)	(40)	-	-	-	(154)	759	92
Net income (loss)	(217)	(189)	(79)	-	-	-	2,200	2,314	490
Cash flows from (used in) operating activities	(124)	(116)	(125)	(7)	19	-	4,429	3,922	2,763
Capital and exploration expenditures (f)	48	28	38	-	-	-	1,814	1,427	671
Property, plant and equipment
Cost	741	693	665	-	-	-	54,868	53,944	52,778
Accumulated depreciation and depletion	(266)	(244)	(223)	-	-	-	(20,665)	(19,719)	(18,305)
Net property, plant and equipment (g)	475	449	442	-	-	-	34,203	34,225	34,473
Total assets (h) (i)	2,536	1,548	1,703	(498)	(478)	(435)	42,187	41,456	41,601

(a)	Includes export sales to the United States of $7,190 million (2018 - $6,661 million, 2017 - $4,392 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)	The Upstream segment in 2017 includes
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

(d)	In 2018, the Downstream segment included a non-cash impairment charge of $46 million, before tax, associated with the Government of Ontario’s revocation of its cap and trade legislation.

(e)	Segment results in 2019 include a largely non- cash favourable impact of $662 million associated with the Alberta corporate income tax rate decrease, with the largest impact in the Upstream segment.

(f)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance
leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(g)	Includes property, plant and equipment under construction of $2,149 million (2018 - $1,553 million, 2017 - $1,047 million).

(h)	Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. As at December 31, 2019, Total assets include operating lease right of use assets of $260 million. An election was made not to restate prior periods. See note 14 for additional details.

(i)	In 2019, the company removed $570 million from Total assets and corresponding liabilities in the Downstream segment associated with the Government of Ontario’s revocation of its cap and trade legislation
.

4. Income taxes

millions of Canadian dollars	2019	2018	2017
Current income tax expense (a)	140	(14)	(58)
Deferred income tax expense (a)	(294)	773	150
Total income tax expense (a)	(154)	759	92
Statutory corporate tax rate (percent)	26.0	26.9	26.9
Increase (decrease) resulting from:
Disposals (b)	(0.6)	(0.3)	(5.3)
Enacted tax rate change (a)	(31.9)	-	0.9
Other (c)	(1.0)	(1.9)	(6.6)
Effective income tax rate	(7.5)	24.7	15.9

(a)	On June 28, 2019 the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022. On November 2, 2017 the British Columbia government enacted a 1 percent increase in the provincial tax rate from 11 percent to 12 percent.

(b)	2017 disposals we re primarily associated with the sale of surplus property in Ontario.

(c)	Other decreases in 2017 and 2018 were primarily related to prior year adjustments and re-assessments.

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured
at each
year-end
using the tax rates and tax laws expected to apply when those differences are realized or settled in the future.
Components of deferred income tax liabilities and asset
s
as at December 31 were:

millions of Canadian dollars	2019	2018	2017
Depreciation and amortization	5,164	5,726	5,564
Successful drilling and land acquisitions	750	856	762
Pension and benefits	(469)	(336)	(422)
Asset retirement obligation	(336)	(381)	(376)
Capitalized interest	117	121	118
LIFO inventory valuation	(276)	(107)	(318)
Tax loss carryforwards	(141)	(658)	(936)
Other	(161)	(150)	(196)
Net deferred income tax liabilities	4,648	5,071	4,196

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2019	2018	2017
Balance as of January 1	36	78	106
Additions for prior years’ tax positions	1	9	2
Reductions for prior years’ tax positions	-	(2)	-
Reductions due to lapse of the statute of limitations	-	-	-
Settlements with tax authorities	(2)	(49)	(30)
Balance as of December 31	35	36	78

The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2019, 2018 and 2017 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2015 to 2019 are subject to examination by the tax authorities. Tax filings from 2003 to 2014 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. Many of these outstanding matters will not be resolved until after 2020. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2019	2018	2019	2018
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	3.10	3.90	3.10	3.90
Long-term rate of compensation increase	4.50	4.50	4.50	4.50

millions of Canadian dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	8,359	8,785	582	670
Current service cost	228	239	16	17
Interest cost	324	302	20	22
Actuarial loss (gain)	1,053	(498)	99	(101)
Amendments	283	-	-	-
Benefits paid (a)	(461)	(469)	(24)	(26)
Projected benefit obligation at December 31	9,786	8,359	693	582

Accumulated benefit obligation at December 31	8,814	7,661
The discount rate for the purpose of calculating
year-end
postretirement benefits plan liabilities is determined by using the Canadian Institute of Actuaries recommended spot curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with
5.66
percent in 2020 and gradually decline to 3.57 percent by 20
40
 and beyond. A 1.0 percent increase in the health care cost trend rate would increase service and interest cost by $5 million and the accumulated postretirement benefit obligation by $75 million. A 1.0 percent decrease in the health care cost trend rate would decrease service and interest cost by $4 million and the accumulated postretirement benefit obligation by $60 million.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2019	2018	2019	2018
Change in plan assets
Fair value at January 1	7,691	7,870
Actual return (loss) on plan assets	1,114	20
Company contributions	211	203
Benefits paid (b)	(417)	(402)
Fair value at December 31	8,599	7,691

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	(590)	(180)
Unfunded plans	(597)	(488)	(693)	(582)
Total (c)	(1,187)	(668)	(693)	(582)
(a)	Benefit payments for funded and unfunded plans.
(b)	Benefit payments for funded plans only.
(c)	Fair value of assets less projected benefit obligation shown above.
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2019	2018	2019	2018
Amounts recorded in the Consolidated balance sheet consist of:
Current liabilities	(27)	(27)	(31)	(28)
Other long-term obligations	(1,160)	(641)	(662)	(554)
Total recorded	(1,187)	(668)	(693)	(582)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	2,256	2,117	133	33
Prior service cost	283	-	-	-
Total recorded in accumulated other comprehensive income, before tax	2,539	2,117	133	33

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2019 long-term expected return of
4.5
 percent used in the calculations of pension expense compares to an actual rate of return of
8.1
percent and
6.6
percent over the last
10-
and
20-year
periods respectively, ending December 31, 2019.

	Pension benefits			Other postretirement benefits
	2019	2018	2017	2019	2018	2017
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.90	3.40	3.75	3.90	3.40	3.75
Long-term rate of return on funded assets	4.50	5.00	5.50	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of Canadian dollars
Components of net periodic benefit cost
Current service cost	228	239	217	16	17	16
Interest cost	324	302	313	20	22	23
Expected return on plan assets	(349)	(402)	(408)	-	-	-
Amortization of prior service cost	-	4	10	-	-	-
Amortization of actuarial loss (gain)	149	175	176	(1)	6	8
Net periodic benefit cost	352	318	308	35	45	47

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	288	(116)	123	99	(101)	(49)
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(149)	(175)	(176)	1	(6)	(8)
Prior service cost	283	-	-	-	-	-
Amortization of prior service cost included in net periodic benefit cost	-	(4)	(10)	-	-	-
Total recorded in other comprehensive income	422	(295)	(63)	100	(107)	(57)

Total recorded in net periodic benefit cost and other comprehensive income, before tax	774	23	245	135	(62)	(10)
Costs for defined contribution plans, primarily the employee savings plan, were $43 million in 2019 (2018 - $41 million, 2017 - $40 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2019	2018	2017
(Charge) credit to other comprehensive income, before tax	(522)	402	120
Deferred income tax (charge) credit (note 18)	128	(104)	(38)
(Charge) credit to other comprehensive income, after tax	(394)	298	82

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in various asset classes and broad diversification to reduce the risk of the portfolio. Consistent with the long-term nature of the liability, the plan assets are primarily invested in global, market-cap-weighted
indexed equity and domestic indexed bond funds to diversify risk while minimizing costs. The equity funds hold Imperial Oil Limited stock only to the extent necessary to replicate the relevant equity index. The balance of the plan assets is largely invested in high-quality corporate and government debt securities. Studies are periodically conducted to establish the preferred target asset allocation. The target asset allocation for equity securities is 30 percent. The target allocation for debt securities is 67 percent. Plan assets for the remaining 3 percent are invested in venture capital partnerships that pursue a strategy of investment in U.S. and international early stage ventures
.
The 2019 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2019, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	210				210
Non-Canadian	2,449				2,449
Debt securities - Canadian
Corporate	1,379				1,379
Government	4,299				4,299
Asset backed	1				1
Equities – Venture capital	204				204
Cash	57	40			17
Total plan assets at fair value	8,599	40			8,559

The 2018 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2018, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	170				170
Non-Canadian	2,035				2,035
Debt securities - Canadian
Corporate	1,231				1,231
Government	3,987				3,987
Asset backed	3				3
Equities – Venture capital	226				226
Cash	39	33			6
Total plan assets at fair value	7,691	33	-	-	7,658

A summary of pension plans with accumulated benefit obligations in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2019	2018
For funded pension plans with accumulated benefit obligations in excess of plan assets: (a)
Projected benefit obligation	1,042	943
Accumulated benefit obligation	942	852
Fair value of plan assets	870	739
Accumulated benefit obligation less fair value of plan assets	72	113

For unfunded plans covered by book reserves:
Projected benefit obligation	597	488
Accumulated benefit obligation	536	451

(a)
The amounts shown for funded pension plans with accumulated benefit obligations in excess of plan assets represent the company’s proportionate share of a joint venture sponsored pension plan. For the company sponsored funded plan, plan assets exceeded the accumulated benefit obligation in both 2019 and 2018.

Estimated 2020 amortization from accumulated other comprehensive income

millions of Canadian dollars	Pension benefits	Other postretirement benefits
Net actuarial loss (gain) (a)	157	9
Prior service cost (b)	13	-

(a)	The company amortizes the net balance of actuarial loss (gain) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

(b)	The company amortizes prior service cost on a straight-line basis.

Cash flows
Benefit payments expected in:
millions of Canadian dollars	Pension benefits	Other postretirement benefits
2020	460	31
2021	460	31
2022	460	32
2023	460	32
2024	460	32
2025 - 2029	2,245	160
In 2020, the company expects to make cash

contributions of about $216 million to its pension plans.

6. Other long-term obligations

millions of Canadian dollars	2019	2018
Employee retirement benefits (a) (note 5)	1,822	1,195
Asset retirement obligations and other environmental liabilities (b) (d)	1,388	1,435
Share-based incentive compensation liabilities (note 8)	65	78
Operating lease liability (c) (note 14)	143	-
Other obligations	219	235
Total other long-term obligations	3,637	2,943

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2018 – $55 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $124 million in current liabilities (2018 – $118 million).
(c)
Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842),
as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and liability. The long-term lease liability for operating leases is included in Other long-term obligations (see note 14).

(d)	For 2019, the asset retirement obligations were discounted at 6 percent (2018 - 6 percent).
Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2019	2018
Balance as at January 1	1,417	1,397
Additions (deductions)	(23)	(5)
Accretion	80	85
Settlement	(74)	(60)
Balance as at December 31	1,400	1,417

7.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value.
At December 31, 2019 and at December 31, 2018, the fair value of long-term debt
 ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company uses commodity-based contracts, including derivative instruments to manage commodity price risk. The company does not designate derivative instruments as a hedge for hedge accounting purposes.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $0 million (2018- $31 million), gross liabilities of
$2 million (2018- $15 million)
and collateral receivable of $6 million (2018
-
$0 million)
 at year end
.
At December 31, 2019, the net notional forward long / (short) position of derivative instruments was
(
590,000)
 barrels for crude and
0
 barrels for products. At December 31, 2018, the net notional forward long / (short) position of derivative instruments was (340,000) barrels for crude and (350,000) barrels for products
.
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

millions of Canadian dollars	2019	2018	2017
Revenues	(3)	6	-
Purchases of crude oil and products	(7)	(24)	(5)
Total	(10)	(18)	(5)

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
The deferred share unit plan is made available to nonemployee directors. The nonemployee directors can elect to receive all or part of their eligible directors’ fees in units. The number of units granted is determined at the end of each calendar quarter by dividing the dollar amount of the nonemployee director’s fees for that calendar quarter elected to be received as deferred share units by the average closing price of the company’s shares for the five consecutive trading days (“average closing price”) immediately prior to the last day of the calendar quarter. Additional units are granted to represent dividends on unexercised units, and are calculated by dividing the cash dividend payable on the company’s shares by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient, as adjusted for any share splits. Deferred share units cannot be exercised until after termination of service as a director, including termination due to death, and must be exercised in their entirety in one election no later than December 31 of the year following the year of termination of service. On the exercise date, the cash value to be received for the units is determined based on the company’s average closing price immediately prior to the date of exercise, as adjusted for any share splits.
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
The following table summarizes information about these units for the year ended December 31, 2019:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2019	5,302,825	151,695
Granted	854,800	18,468
Vested / Exercised	(1,241,280)	-
Forfeited and cancelled	(3,540)	-
Outstanding at December 31, 2019	4,912,805	170,163

In 2019, the before-tax compensation expense charged against income for these programs was $34 million (2018 - $32 million, 2017 - $14 million). Income tax benefit recognized in income related to compensation expense for the year was $9 million (2018- $9 million, 2017 - $4 million). Cash payments of $50 million were made for these programs in 2019 (2018- $59 million, 2017 - $71 million).
As of December 31, 2019, there was $76 million of total
before-tax
unrecognized compensation expense related to
non-vested
restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of non-vested
restricted stock units is 4.1 years. All units under the deferred share programs have vested as of December 31, 2019.
9. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:
millions of Canadian dollars	2019	2018	2017
Proceeds from asset sales	82	59	232

Book value of asset sales	36	5	12
Gain (loss) on asset sales, before-tax (a)	46	54	220
Gain (loss) on asset sales, after-tax (a)	42	38	192
(a)	2017 included a gain of $174 million ($151 million after tax) from the sale of surplus property in Ontario.
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
As a result of the completed sale of Imperial’s remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2019, for guarantees relating to performance under contracts of other third-party obligations

totalling
$30 million (2018 - $35 million).
At December 31, 2019 the company is contingently liable for up to $64 million, under existing indemnification arrangements, for costs associated with continuing a third party pipeline project development (2018 - $46 million).

11. Common shares

thousands of shares At December 31	2019	2018
Authorized	1,100,000	1,100,000
Common shares outstanding	743,902	782,565

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
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2017	847,599	1,566
Issued under employee share-based awards	2	-
Purchases at stated value	(16,359)	(30)
Balance as at December 31, 2017	831,242	1,536
Issued under employee share-based awards	2	-
Purchases at stated value	(48,679)	(90)
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	1	-
Purchases at stated value	(38,664)	(71)
Balance as at December 31, 2019	743,902	1,375

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:
	2019	2018	2017
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	2,200	2,314	490
Weighted average number of common shares outstanding (millions of shares)	762.7	807.5	842.9
Net income (loss) per common share (dollars)	2.88	2.87	0.58

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	2,200	2,314	490
Weighted average number of common shares outstanding (millions of shares)	762.7	807.5	842.9
Effect of employee share-based awards (millions of shares)	2.3	2.6	2.8
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	765.0	810.1	845.7
Net income (loss) per common share (dollars)	2.88	2.86	0.58

Dividends per common share – declared (dollars)	0.85	0.73	0.63

12. Miscellaneous financial information
In 2019, net income included an
after-tax
loss
 of $22 million (2018 – $16 million gain, 2017 – $5 million gain) attributable to the effect of changes in last-in,
first-out
(LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2019 by about $1.2 billion (2018 – $0.9 billion).
Inventories of crude oil and products at
year-end
consisted of the following:

millions of Canadian dollars	2019	2018
Crude oil	764	731
Petroleum products	396	473
Chemical products	64	72
Other	72	21
Total inventories of crude oil and products	1,296	1,297
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
Net research and development costs charged to expenses in 2019 were $133 million (2018 – $110 million, 2017 – $111 million). These costs are included in expenses due to the uncertainty of future benefits.
Accounts payable and accrued liabilities included accrued taxes other than income taxes of $397 million at December 31, 2019 (2018 – $413 million).
13. Financing and additional notes and loans payable information

millions of Canadian dollars	2019	2018	2017
Debt-related interest (a)	138	133	103
Capitalized interest	(48)	(28)	(38)
Net interest expense	90	105	65
Other interest	3	3	13
Total financing (b)	93	108	78
(a)	Includes related party interest with ExxonMobil.
(b)	The weighted average interest rate on short-term borrowings in 2019 was 1.8 percent (2018 – 1.5 percent, 2017– 0.9 percent). Average effective rate on the long-term borrowings with ExxonMobil in 2019 was 2.2 percent (2018 – 2.0 percent, 2017 – 1.3 percent).
In November
2019, the company
increased the capacity of
 its
non-interest
bearing, revolving demand loan
with
ExxonMobil from
$75 million to $150 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing, transportation and
derivative
arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil.

At December 31, 2019 the company had borrowed $111 million under this arrangement.
In November 2019, the company extended the maturity date of its existing $250 million committed long-term line of credit to November 2021. The company has no
t drawn on the facility.
In December 2019, the company extended the maturity date of its existing $250 million committed short-term line of credit to December 2020. The company has no
t drawn on the facility.

14. Leases
The company generally purchases the property, plant and equipment used in operations, but there are situations where assets are leased, primarily storage tanks, rail cars, marine vessels
and

transportation
facilities.

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

tankers
and finance
leases

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
The table below summarizes the total lease cost incurred:

	2019

millions of Canadian dollars	Operating leases	Finance leases
Operating lease cost	151
Short-term and other (net of sublease rental income)	76

Amortization of right of use assets		55
Interest on lease liabilities		40
Total lease cost	227	95

The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet as at December 31, 2019:

	2019

millions of Canadian dollars	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles, net	260
Included in Property, plant and equipment, net		546
Total right of use assets	260	546

Lease liability due within one year
Included in Accounts payable and accrued liabilities	115	15
Included in Notes and loans payable		18
Long-term lease liability
Included in Other long-term obligations	143	-
Included in Long-term debt		514
Total lease liability	258	547

The maturity analysis of the company’s lease liabilities, weighted average remaining lease term and weighted average discount rates applied at December 31, 2019, are summarized below:

	2019

millions of Canadian dollars, unless noted	Operating leases	Finance leases
Maturity analysis of lease liabilities
202 0	121	71
2021	70	50
2022	30	49
2023	13	48
2024	11	47
2025 and beyond	30	1,086
Total lease payments	275	1,351

Discount to present value	(17)	(804)
Total lease liability	258	547

Weighted average remaining lease term (years)	4	40
Weighted average discount rate (percent)	2.6	7.5

In addition to the operating lease liabilities in the table immediately above, at December 31, 2019,

additional undiscounted commitments for leases not yet commenced totalled $6 million.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2019

millions of Canadian dollars	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	147	45
Cash flows from financing activities		27

Non-cash right of use assets recorded for lease liabilities
For January 1 adoption of Leases (Topic 842)	298
In exchange for new lease liabilities during the year	104

Disclosures under the previous lease standard
(Topic 840)
Net rental cost incurred under both cancelable and non-cancelable operating leases was $221 million in 2018 and $206 million in 2017. At December 31, 2018, minimum undiscounted lease commitments under non-cancelable operating leases for 2019 and beyond were $291 million.

15. Long-term debt

millions of Canadian dollars

At December 31	2019	2018
Long-term debt (a)	4,447	4,447
Finance leases (b)	514	531
Total long-term debt	4,961	4,978

(a)	Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until June 30, 2025, cancelable if ExxonMobil provides at least 370 days advance written notice.

(b)	Finance leases are primarily associated with transportation facilities and services agreements. The average imputed rate was 7.5 percent in 2019 (2018 – 7.1 percent). Total finance lease obligations also include $18 million in current liabilities (2018 - $27 million). Principal payments on finance leases of approximately $13 million on average per year are due in each of the next four years after December 31, 2020.

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
Exploratory well costs that were capitalized in prior years as part of the Horn River project for a period greater than one year were expensed in 2017.
The following two tables provide details of the changes in the balance of suspended exploratory well costs, as well as an aging summary of those costs.
Change in capitalized suspended exploratory well costs:

millions of Canadian dollars	2019	2018	2017
Balance as at January 1	-	-	143
Additions pending the determination of proved reserves	-	-	-
Charged to expense	-	-	(143)
Reclassification to wells, facilities and equipment based on the determination of proved reserves	-	-	-
Balance as at December 31	-	-	-

Period end capitalized suspended exploratory well costs:
millions of Canadian dollars	2019	2018	2017
Capitalized for a period of one year or less	-	-	-
Capitalized for a period of between one and ten years	-	-	-
Capitalized for a period of greater than one year	-	-	-

Total	-	-	-

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project.

The table below provides a breakdown of the number of projects with only exploratory well costs capitalized for a period of one year or less and those that have had exploratory well costs capitalized for a period greater than one year.
	2019	2018	2017
Number of projects that only have exploratory well costs capitalized for a period of one year or less	-	-	-
Number of projects that have exploratory well costs capitalized for a period of greater than one year	-	-	-
Total	-	-	-

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
In addition, the company has existing agreements with ExxonMobil:
a)	To provide computer and customer support services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems;

b )	To operate certain western Canada production properties owned by ExxonMobil, as well as provide for the delivery of management, business and technical services to ExxonMobil in Canada. These agreements are designed to provide organizational efficiencies and to reduce costs. No separate legal entities were created from these arrangements. Separate books of account continue to be maintained for the company and ExxonMobil. The company and ExxonMobil retain ownership of their respective assets, and there is no impact on operations or reserves;

c )	To provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil;

d )	To provide for the option of equal participation in new upstream opportunities; and

e )	To enter into derivative agreements on each other’s behalf.

Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.
The amounts of purchases and sales by Imperial in 2019, with ExxonMobil, were $3,245 million and $8,552 million respectively (2018 - $4,036 million and $6,364 million respectively).
As at December 31, 2019, the company had outstanding long-term loans of $4,447 million (2018 – $4,447 million) and short-term loans of $111 million (2018 – $75 million) from ExxonMobil (see note 15, Long-term debt, on page
92
 and note 13, Financing and additional notes and loans payable information, on page
89
 for further details). The amount of financing costs with ExxonMobil were $96 million (2018 - $87 million).
Imperial has other related party transactions not detailed above in note 17, as they are not significant.

18. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2019	2018	2017
Balance at January 1	(1,517)	(1,815)	(1,897)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(505)	158	(54)
Amounts reclassified from accumulated other comprehensive income	111	140	136
Balance at December 31	(1,911)	(1,517)	(1,815)

Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):
millions of Canadian dollars	2019	2018	2017
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(148)	(185)	(194)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 5) .

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2019	2018	2017
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(165)	59	(20)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	37	45	58
Total	(128)	104	38

Supplemental information on oil and gas exploration and production activities
(unaudited)
The information on pages 96 to 97 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2019	2018	2017
Sales to customers (a)	3,927	3,264	3,283
Intersegment sales (a) (b)	2,627	1,964	1,750
	6,554	5,228	5,033
Production expenses	4,467	4,342	3,959
Exploration expenses	47	19	183
Depreciation and depletion	1,266	1,151	1,623
Income taxes	(487)	(92)	(217)
Results of operations	1,261	(192)	(515)
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2019	2018	2017
Property costs (c)
Proved	-	-	-
Unproved	2	-	32
Exploration costs	47	19	40
Development costs	1,176	966	214
Total costs incurred in property acquisitions, exploration and development activities	1,225	985	286
(a)
Sales to customers or intersegment sales do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments or diluent costs. These items are reported gross in note 3 in “Revenues”, “Intersegment sales” and in “Purchases of crude oil and products”.

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

Capitalized costs
millions of Canadian dollars	2019	2018
Property costs (a)
Proved	2,236	2,296
Unproved	2,342	2,372
Producing assets	38,975	38,695
Incomplete construction	1,640	1,214
Total capitalized cost	45,193	44,577
Accumulated depreciation and depletion	(15,695)	(14,897)
Net capitalized costs	29,498	29,680
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
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2019	2018	2017
Future cash flows	166,801	174,326	72,325
Future production costs	(127,911)	(124,316)	(44,822)
Future development costs	(24,759)	(25,507)	(14,640)
Future income taxes	(3,960)	(5,232)	(3,916)
Future net cash flows	10,171	19,271	8,947
Annual discount of 10 percent for estimated timing of cash flows	(4,660)	(10,537)	(3,811)
Discounted future cash flows	5,511	8,734	5,136
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2019	2018	2017
Balance at beginning of year	8,734	5,136	2,746
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(2,441)	(1,117)	(1,516)
Net changes in prices, development costs and production costs (a)	(3,117)	1,395	4,231
Extensions, discoveries, additions and improved recovery, less related costs	169	259	81
Development costs incurred during the year	1,016	923	376
Revisions of previous quantity estimates	(168)	2,157	110
Accretion of discount	643	584	290
Net change in income taxes	675	(603)	(1,182)
Net change	(3,223)	3,598	2,390
Balance at end of year	5,511	8,734	5,136
(a)
SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month
oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the Net Proved Reserves table.

Net proved reserves
(a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Beginning of year 2017	35	495	564	701	1,382
Revisions	4	115	(70)	332	286
Improved recovery	-	1	-	6	6
(Sale) purchase of reserves in place	4	28	-	-	9
Discoveries and extensions	2	43	-	-	9
Production	(1)	(41)	(21)	(93)	(122)
End of year 2017	44	641	473	946	1,570

Revisions	4	(66)	15	2,313	2,321
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	-	-	-	-
Discoveries and extensions	16	110	-	-	34
Production	(2)	(46)	(22)	(93)	(125)
End of year 2018	62	639	466	3,166	3,800

Revisions	(20)	(33)	(27)	(134)	(187)
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	(24)	-	-	(4)
Discoveries and extensions	4	51	-	-	13
Production	(5)	(52)	(24)	(93)	(130)
End of year 2019	41	581	415	2,939	3,492

Net proved developed reserves included above, as of
January 1, 2017	19	263	564	436	1,063
December 31, 2017	9	282	473	591	1,120
December 31, 2018	24	273	466	2,861	3,396
December 31, 2019	22	291	415	2,609	3,095

Net proved undeveloped reserves included above, as of
January 1, 2017	16	232	-	265	319
December 31, 2017	35	359	-	355	450
December 31, 2018	38	366	-	305	404
December 31, 2019	19	290	-	330	397
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
The information above describes changes during the years and balances of proved oil and gas reserves at year-end
2017, 2018 and 2019. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s Rule
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
first-day-of-the-month
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
As a result of improved prices in 2018, an additional 2.3 billion barrels of bitumen at Kearl qualified as proved reserves at year-end
2018.
In 2019, downward revisions to proved bitumen reserves were driven by technical and development plan updates at Kearl, resulting in a decrease of 0.2 billion barrels, partially offset by an increase of 0.1 billion barrels at Cold Lake associated with an end of field life change driven by pricing. Downward revisions to proved synthetic oil reserves were a result of higher royalty obligations at Syncrude driven by pricing. Changes to liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
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

Quarterly financial data (a)
	2019				2018

	three months ended				three months ended

	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Financial data (millions of Canadian dollars)
Total revenues and other income	8,122	8,736	9,261	7,982	7,890	9,732	9,543	7,934
Total expenses	7,757	8,182	8,532	7,584	6,804	8,706	9,279	7,237
Income (loss) before income taxes	365	554	729	398	1,086	1,026	264	697
Income taxes	94	130	(483)	105	233	277	68	181
Net income (loss)	271	424	1,212	293	853	749	196	516

Net income (loss) (millions of Canadian dollars)
Upstream	96	209	985	58	(310)	222	(6)	(44)
Downstream	225	221	258	257	1,142	502	201	521
Chemical	(2)	38	38	34	55	69	78	73
Corporate and other	(48)	(44)	(69)	(56)	(34)	(44)	(77)	(34)
Net income (loss)	271	424	1,212	293	853	749	196	516

Per share information (Canadian dollars)
Net income (loss) per common share - basic (b)	0.36	0.56	1.58	0.38	1.08	0.94	0.24	0.62
Net income (loss) per common share - diluted (b)	0.36	0.56	1.57	0.38	1.08	0.94	0.24	0.62
Dividends per common share - declared	0.22	0.22	0.22	0.19	0.19	0.19	0.19	0.16

(a)	Quarterly data has not been audited by the company’s independent auditors.

(b)	Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

Proxy information section

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated. B.W. Corson was appointed to the board and as president of the company on September 17, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020, following R.M. Kruger’s retirement from the company and resignation from the board on December 31, 2019.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 12, 2020, the effective date of this circular, unless otherwise indicated.
For more information on our director nominees, please see the Statement of corporate governance practice starting on page 108.
Director nominee tables

David C. Brownell
Spring, Texas, United States of America

Non-independent
director
Age:
53
Director since
:
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

  Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 12, 2020 (#)	0	0	0	0	0

Total market value as at February 12, 2020 ($)	0	0	0	0	0

Year over year change (#)	0	0	0	0	0

*No share ownership guidelines apply

Board and Committee Membership		Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
		7 of 7 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)	None *no public board interlocks

Voting Results of 2019 Annual General Meeting:			Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 677,770,266 (97.09%)	Votes Withheld: 20,292,353 (2.91%)
- Senior vice president, global operations, ExxonMobil Fuels & Lubricants Company (2018 - Present) (Affiliate)
- Vice president, downstream business development and portfolio management, ExxonMobil Refining & Supply Company (2014 – 2018) (Affiliate)

David W. Cornhill
Calgary, Alberta, Canada

Nonemployee director (independent)
Age:
66
Director since:
November 29, 2017
Skills and experience:
Leadership of large organizations, Operations/technical, Project management, Strategy development, Audit committee financial expert, Financial expertise, Executive compensation

David Cornhill is chairman of the board of directors of AltaGas Canada Inc. and a director of AltaGas Ltd. Mr. Cornhill is a founding shareholder of AltaGas (and its predecessors). He was Chief Executive Officer of AltaGas from 1994 to 2016 and served as interim co-chief
executive officer from July to December 2018.
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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)

	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	12,500 (<0.01%)	3,455	15,955	8,600	24,555

Total market value as at February 12, 2020 ($)	399,500	110,422	509,922	274,856	784,778

Year over year change (#)	0	2,365	2,365	3,000	5,365

*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
  Imperial Oil Limited board
  Audit committee
  Executive resources committee
  Public policy and corporate responsibility committee
  Nominations and corporate governance committee
(Chair)
  Community collaboration and engagement committee
7 of 7 (100%) 4 of 5 (80%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)
- AltaGas Ltd. (2010 – present)
- AltaGas Canada Inc. (2018 – present)
- Alterra Power Corp. (2008 – 2018)
- Painted Pony Energy Ltd. (2015 – 2017)
- Northern Power Systems Inc. (2014 – 2015)
*no public board interlocks

Voting Results of 2019 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld:		- AltaGas Ltd., Chairman of the Board (1994 – 2019)
691,464,285 (99.05%) 6,598,334 (0.95%)		- AltaGas Ltd., Interim CEO (July to December 2018)
- AltaGas Ltd., Chief Executive Officer (1994 – 2016)

Bradley W. Corson
Calgary, Alberta, Canada

Non-independent director
Age:

58
Director
 since
:
September 17, 2019
Skills
 and
 experience:
Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Financial expertise, Government relations, Executive compensation

Mr. Corson was appointed as president and a director of Imperial Oil Limited on September 17, 2019, and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson has worked for Exxon Mobil Corporation and its predecessor companies since 1983 in various upstream and downstream assignments, with responsibilities in the United States, Hong Kong and London. In his previous position, Mr. Corson was vice-president of Exxon Mobil Corporation and president of ExxonMobil Upstream Ventures, a division of Exxon Mobil Corporation.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	0	0	0	78,200	78,200
Total market value as at February 12, 2020 ($)	0	0	0	2,499,272	2,499,272
Year over year change (#)	0	0	0	78,200	78,200

*Has three years from appointment as chairman and chief executive officer to meet the necessary share ownership requirements

Board and Committee Membership		Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board (Chair as of January 1, 2020) Community collaboration and engagement committee		3 of 3 (100%) 1 of 1 (100%)	None *no public board interlocks

Voting Results of 2019 Annual General Meeting:			Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: n/a	Votes Withheld: n/a		- President, Imperial Oil Limited (2019 – present) - President, ExxonMobil Upstream Ventures (2015 – 2019) (Affiliate)

Krystyna T. Hoeg Toronto, Ontario, Canada

Nonemployee director (independent)
Age:
70
Director
since
: May 1, 2008
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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	0	38,746	38,746	14,200	52,946
Total market value as at February 12, 2020 ($)	0	1,238,322	1,238,322	453,832	1,692,154
Year over year change (#)	0	3,956	3,956	2,000	5,956

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
(Chair)
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
7 of 7 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)
- New Flyer Industries Inc. (2015 – Present)
- Sun Life Financial Inc. (2002 – 2016)
- Canadian Pacific Railway Limited (2007 – 2015)
- Canadian Pacific Railway Company (2007 – 2015)
*no public board interlocks

Voting Results of 2019 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 691,652,313 (99.08%) 6,410,306 (0.92%)		None

Miranda C. Hubbs

Toronto, Ontario, Canada

Nonemployee director (independent)
Age:
53
D
irector
since
: July 26, 2018
Skills and experience:
Global experience, Strategy development, Audit committee financial expert, Financial expertise, Information technology/cybersecurity oversight, Executive compensation

Miranda Hubbs is currently an independent director of Nutrien Ltd. and also serves as an independent director of PSP Investments (Public Sector Pension Investment Board). Ms. Hubbs serves on the board of the Canadian Red Cross and is a founding member and national co-chair
of the Canadian Red Cross Tiffany Circle—Women Leading Through Philanthropy. Prior to retirement in 2011, Ms. Hubbs was executive vice president and managing director of McLean Budden.
Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder and a National Association of Corporate Directors (NACD) Governance Fellow. Ms. Hubbs also received her CERT Certificate in Cybersecurity Oversight issued by the CERT Division of the Software Engineering Institute at Carnegie Mellon University.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	0	4,607	4,607	6,000	10,607
Total market value as at February 12, 2020 ($)	0	147,240	147,240	191,760	339,000
Year over year change (#)	0	3,153	3,153	3,000	6,153

*Has five years from appointment as director to meet the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
(Chair)
	7 of 7 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)	- Nutrien Ltd. (2018 – present) - Agrium Inc. (2016 – 2018) - Spectra Energy Corporation (2015 – 2017) *no public board interlocks
Voting Results of 2019 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 694,200,805 (99.45%) 3,861,814 (0.55%)		None

Jack M. Mintz

Calgary, Alberta, Canada

Nonemployee director (independent)
Age:
68
Director since
: April 21, 2005
Skills and experience:
Global experience, Strategy development, Financial expertise, Government relations, Academic/research, Executive compensation

Dr. Mintz is currently the President’s Fellow at the University of Calgary’s School of Public Policy, a position he has held since July 2015. Dr. Mintz also serves as the national policy advisor for EY (formerly Ernst & Young), Senior Fellow at Massey College and the C.D. Howe Institute and Distinguished Fellow at the MacDonald-Laurier Institute. From 2006 to 2015, Dr. Mintz was the founding Director and Palmer Chair in Public Policy for the University of Calgary, and from 1999 to 2006, he was the president and chief executive officer of the C.D. Howe Institute. He has been a member of the board of Morneau Shepell since 2010. He has also been a professor at Queen’s University Economics Department from 1978 to 1989 and the Joseph L. Rotman School of Management at the University of Toronto from 1989 to 2007. Dr. Mintz also has published widely in the fields of public economics and fiscal federalism, has been an advisor to governments throughout the world on fiscal matters, and has frequently published articles in national newspapers and magazines. Dr. Mintz received the Order of Canada in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	1,000 (<0.01%)	34,448	35,448	14,200	49,648
Total market value as at February 12, 2020 ($)	31,960	1,100,958	1,132,918	453,832	1,586,750
Year over year change (#)	0	3,856	3,856	2,000	5,856

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
  Imperial Oil Limited board
  Audit committee
  Executive resources committee
  Public policy and corporate responsibility committee
(Chair)
  Nominations and corporate governance committee
  Community collaboration and engagement committee
	7 of 7 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)	- Morneau Shepell Inc. (2010 – Present) *no public board interlocks
Voting Results of 2019 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 690,396,064 (98.90%) 7,666,555 (1.10%)		None

David S. Sutherland

Scottsdale, Arizona, United States of America

Nonemployee director (independent)
Age:
70
Director since
: April 29, 2010
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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 12, 2020 (#)	55,000 (<0.01%)	31,761	86,761	14,200	100,961
Total market value as at February 12, 2020 ($)	1,757,800	1,015,082	2,772,882	453,832	3,226,714
Year over year change (#)	0	3,792	3,792	2,000	5,792

    *Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2019	Public Company Directorships in the Past Five Years*
  Imperial Oil Limited board
  Audit committee
  Executive resources committee
(Chair)
  Public policy and corporate responsibility committee
  Nominations and corporate governance committee
  Community collaboration and engagement committee
	7 of 7 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 1 of 1 (100%)	- GATX Corporation (2007 – Present) - United States Steel Corporation, (2008 – Present) *no public board interlocks
Voting Results of 2019 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: Votes Withheld: 691,684,484 (99.09%) 6,378,135 (0.91%)		None

Footnotes to director nominee tables on pages 102 through 105:

(a)
The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.

(b)
The company’s plan for restricted stock units for nonemployee directors is described on page 126. The company’s plan for deferred share units for nonemployee directors is described on page 125. The company’s plan for restricted stock units for selected employees is described on page 148.

(c)
The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2013 through 2019 and deferred share units received since directors’ appointment.

(d)
The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $31.96 on February 12, 2020.

Director holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#)(b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($)(c)

D.C. Brownell	2,976	66,500	69,476	5,641,955

B.W. Corson	96,903	144,200	241,103	19,579,314

D.S. Sutherland	5,730	-	5,730	465,318

(a)
Holdings as at February 12, 2020. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees individually. D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and J.M. Mintz do not own common shares or hold restricted stock of Exxon Mobil Corporation.

(b)
The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.

(c)
The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $61.27 U.S., which is converted to Canadian dollars at the daily rate of exchange of $1.3254 provided by the Bank of Canada for February 12, 2020.

Majority voting policy
In order to better align with the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, in 2012, the board of directors of the company passed a resolution adopting a majority voting policy. As of the date of this circular, Exxon Mobil Corporation holds 69.6 percent of the company’s shares. If Exxon Mobil Corporation’s shareholdings were ever to fall below 50 percent, the company’s policy provides that for any non-contested
election of directors, any director nominee who receives a greater number of votes “withheld” from his or her election than votes “for” in such election shall tender his or her resignation. Within 90 days after certification of the election results, the board of directors will decide, through a process managed by the nominations and corporate governance committee and excluding the nominee in question, whether to accept the resignation. Absent a compelling reason for the director to remain on the board, the board shall accept the resignation. The board will promptly disclose its decision and, if applicable, the reasons for rejecting the tendered resignation.

Corporate governance disclosure

Corporate governance at a glance

Controlled company	Yes

Size of board	7

Number of independent directors	5

Women on board	2

Average attendance of directors at board and committee meetings	99.5%

Independent chair of the executive sessions	Yes

In camera sessions of independent directors at every board meeting	Yes

Independent status of audit committee	100%

Audit committee members financially literate	All

Independent status of executive resources committee	83%

Independent status of nominations and corporate governance committee	83%

Majority of independent directors on all committees	Yes

Individual director elections	Yes

Average tenure of director nominees (approximate)	6 years

Average age of director nominees (approximate)	62 years

Mandatory retirement age	72 years

Majority voting policy	Yes

Separate board chair and CEO	No

Number of board interlocks	None

No director serves on more than two boards of another reporting issuer	Yes

Share ownership requirements for independent directors	Yes

Share ownership requirements for chairman and chief executive officer	Yes

Board orientation and education program	Yes

Code of business conduct and ethics	Yes

Board and committee charters	Yes

Position descriptions for the chairman and chief executive officer and the chair of each committee	Yes

Skills matrix for directors	Yes

Annual board evaluation process	Yes

Annual advisory vote on executive compensation	No

Dual-class shares	No

Change of control agreements	No

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

Composition of our board nominees

More information on diversity, including on the board and among executive officers of the company, can be found at page 132.
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

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors

D.C. Brownell	1 year	-

D.W. Cornhill	2 years	2026

B.W. Corson	5 months	-

K.T. Hoeg	12 years	2022

M.C. Hubbs	1 year	2039

J.M. Mintz	15 years	2023

D.S. Sutherland	10 years	2022

Years of combined experience on the board: approximately 41 years Average tenure on the board: approximately 6 years Average age of directors: approximately 62 years

Skills and experience of our board members

Our directors provide a wide range of skills, diversity and experience.

The current directors collectively have the experience and expertise required to ensure effective stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the nominees tables on pages 102 through 105 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director that led the board to conclude that such person should serve as a director of the company.

	D.C. Brownell	D.W. Cornhill	B.W. Corson (a)	K.T. Hoeg	M.C. Hubbs	J.M. Mintz	D.S. Sutherland

Leadership of large organizations	∎	∎	∎	∎			∎

Operations / technical	∎	∎	∎				∎

Project management	∎	∎	∎	∎

Global experience	∎		∎	∎	∎	∎	∎

Strategy development	∎	∎	∎	∎	∎	∎	∎

Audit committee financial expert		∎		∎	∎		∎

Financial expertise	∎	∎	∎	∎	∎	∎	∎

Government relations	∎		∎			∎	∎

Academic / research						∎

Information technology / cybersecurity oversight					∎

Executive compensation	∎	∎	∎	∎	∎	∎	∎

(a)
B.W. Corson was appointed to the board and the community collaboration and engagement committee, and as president of the company, on September 17, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020 following R.M. Kruger’s retirement.

Independence of our board members

Five out of seven of the director nominees are independent.

The board is currently composed of seven directors and all will be standing for re-election
at the annual meeting of shareholders on May 1, 2020. The majority of the board (five out of seven) are independent. The independent directors are not employees of the company.
The board determines independence on the basis of the standards specified by
National Instrument
52-110
Audit Committees
(NI
52-110)
,
the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC. The board has reviewed relevant relationships between the company and each nonemployee director and director nominee to determine compliance with these standards.
Based on the directors’ responses to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. B.W. Corson is a director and chairman, president and chief executive officer of the company and not considered to be independent. The board believes that Mr. Corson’s extensive knowledge of the business of the company and Exxon Mobil Corporation is beneficial to the other directors and his participation enhances the effectiveness of the board.
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

Name of director (a)	Management	Independent	Not independent	Reason for non-independent status

D.C. Brownell			∎	D.C. Brownell is an officer of Exxon Mobil Corporation.

D.W. Cornhill		∎

B.W. Corson (b)	∎		∎	B.W. Corson is a director and chairman, president and chief executive officer of Imperial Oil Limited.

K.T. Hoeg		∎

M.C. Hubbs		∎

J.M. Mintz		∎

D.S. Sutherland		∎

(a)	S.D. Whittaker retired from the board and its committees on April 26, 2019 and was independent during her tenure in 2019.

(b)
B.W. Corson was appointed to the board and the community collaboration and engagement committee, and as president of the company, on September 17, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020 following R.M. Kruger’s retirement.

Committee membership of our board

Each committee is chaired by a different independent director and all of the independent directors are members of each committee.

The chart below shows the company’s current committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Public policy and corporate responsibility committee	Executive resources committee	Community collaboration and engagement committee

D.C. Brownell (a)	∎	-	∎	∎	∎

D.W. Cornhill (c)	∎ Chair	∎	∎	∎	∎

B.W. Corson (a)	-	-	-	-	∎

K.T. Hoeg (c)	∎	∎ Chair	∎	∎	∎
M.C. Hubbs (c)	∎	∎	∎	∎	∎ Chair

J.M. Mintz	∎	∎	∎ Chair	∎	∎

D.S. Sutherland (c)	∎	∎	∎	∎ Chair	∎

(a)	Not independent directors.

(b)	All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.

(c)	Audit committee financial experts under U.S. regulatory requirements.

Number of meetings
The chart below shows the number of board, committee and annual meetings held in 2019.

Board or committee	Number of meetings held in 2019

Imperial Oil Limited board	7

Audit committee	5

Executive resources committee	7

Public policy and corporate responsibility committee	3

Nominations and corporate governance committee	4

Community collaboration and engagement committee	1

Annual meeting of shareholders	1

Attendance of our board members in 2019

99% board and committee meeting attendance from all members.

The following chart provides a summary of the attendance record of each of the directors in 2019. The attendance record of each director nominee is also set out in his or her biographical information on pages 102 through 105. The attendance chart also provides an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Public policy and corporate responsibility committee (e)	Nominations and corporate governance committee	Community collaboration and engagement committee (e)	Annual meeting	Total	Percentage by director

D.C. Brownell	7 of 7	-	7 of 7	3 of 3	4 of 4	1 of 1	1 of 1	23 of 23	100%

D.W. Cornhill	7 of 7	4 of 5	7 of 7	3 of 3	4 of 4 (chair)	1 of 1	1 of 1	27 of 28	96%

B.W. Corson (a)	3 of 3 (chair from January 1, 2020)	-	-	-	-	1 of 1	-	4 of 4	100%

K.T. Hoeg	7 of 7	5 of 5 (chair)	7 of 7	3 of 3	4 of 4	1 of 1	1 of 1	28 of 28	100%

M.C. Hubbs	7 of 7	5 of 5	7 of 7	3 of 3	4 of 4	1 of 1 (chair)	1 of 1	28 of 28	100%

R.M. Kruger (b)	7 of 7 (chair until December 31, 2019)	-	-	-	-	1 of 1	1 of 1	9 of 9	100%

J.M. Mintz	7 of 7	5 of 5	7 of 7	3 of 3 (chair)	4 of 4	1 of 1	1 of 1	28 of 28	100%

D.S. Sutherland	7 of 7	5 of 5	7 of 7 (chair)	3 of 3	4 of 4	1 of 1	1 of 1	28 of 28	100%

S.D. Whittaker (c)	3 of 3	3 of 3	3 of 3	1 of 1	1 of 1	-	1 of 1	12 of 12	100%

Percentage by committee	100%	96%	100%	100%	100%	100%	100%	187 of 188	Overall attendance 99.5%

(a)
B.W. Corson was appointed to the board and the community collaboration and engagement committee, and as president of the company, on September 17, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020 following R.M. Kruger’s retirement.

(b)	R.M. Kruger retired from the company and resigned from the board and its committees on December 31, 2019, and was chairman of the board until retirement.

(c)	S.D. Whittaker retired from the board and its committees on April 26, 2019, and was chair of the nominations and corporate governance committee until retirement.

Other public company directorships of our board members

No director serves on more than two boards of another reporting issuer.

The following table shows which directors serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director	Other reporting issuers of which director is also a director	Type of company	Stock symbol: Exchange	Committee appointments

D.C. Brownell	-	-	-	-

D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	No committees
	AltaGas Canada Inc.	Diversified energy company	ACI:TSX	Chairman of the board

B.W. Corson	-	-	-	-

K.T. Hoeg	New Flyer Industries Inc.	Manufacturer of heavy duty transit buses	NFI:TSX	Audit committee
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Corporate governance and nominating committee and safety, health, environment and security committee

J.M. Mintz	Morneau Shepell Inc.	Human resources consulting	MSI:TSX	Audit committee (chair)
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT:NYSE	Compensation committee (chair) and governance committee
	United States Steel Corporation	Iron and steel	X:NYSE	Chairman of the board

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
In considering the qualifications of potential nominees for election as directors, the nominations and corporate governance committee considers the work experience and other areas of expertise of the potential nominees, with the objective of providing for diversity among the nonemployee directors. The following key criteria are considered to be relevant to the work of the board of directors and its committees:
Work experience
●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)

●	Operations/technical experience (Operations / technical)

●	Project management experience (Project management)

●	Experience in working in a global work environment (Global experience)

●	Experience in development of business strategy (Strategy development)

Other expertise
●	Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 119)

●	Expertise in financial matters (Financial expertise)

●	Expertise in managing relations with government (Government relations)

●	Experience in academia or in research (Academic / research)

●	Expertise in information technology and cybersecurity oversight (Information technology / cybersecurity oversight)

●	Expertise in executive compensation policies and practices (Executive compensation)

The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:
●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;

●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and

●	providing diversity of age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).

The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether the candidate is able to fill any gaps in such experience, expertise and diversity of age, regional association, gender and other diversity elements. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest.
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
Continuing education is provided to board and committee members through regular presentations by management, which focus on providing more in-depth
information about key aspects of the business. Each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. In September 2019, the board visited Exxon Mobil Corporation’s Houston campus, including receiving presentations specific to ExxonMobil’s chemical operations, fuels and lubricants business, research and development and other areas of collaboration between ExxonMobil and Imperial. The board and the committees also received a number of presentations in 2019 that focused on performance, strategy and opportunities for the business. Some of these presentations included an asset impairment review, an investor relations and environmental, social and governance review, climate and carbon policy updates, a review of environmental performance, ongoing reviews of upstream and downstream performance and improvement plans, a review on research and technology, and a competition and anti-corruption review. The board was also provided an information technology and cybersecurity update including key mitigation efforts and system improvements with respect to business continuity planning.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2019, the directors received a presentation on ExxonMobil’s information technology and cybersecurity business continuity processes, an overview of its downstream global business, and an overview of its research and development activities.
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
The board members are canvassed as to whether there are any additional topics relevant to the board or to a specific committee that they would like to see addressed, and management schedules presentations covering these areas. In addition, at every meeting the board receives an extensive update from the chairman, president and chief executive officer on business environment trends, relevant geopolitical activities, federal government priorities, key provincial issues and competitor activities, as appropriate.
Directors are encouraged to participate in other continuing education programs and events to ensure their skills and knowledge remain current.
Board performance assessment
The board and its committees, as well as the performance of the directors, are assessed on an annual basis. In 2019, the directors engaged in a performance assessment with the chairman, president and chief executive officer during which the directors evaluated the board and each committee’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discussed a summary of these assessment outcomes at its January 2020 meeting.

Board and committee structure
Leadership structure
The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position. In connection with the announcement of R.M. Kruger’s intention to retire at the end of 2019, B.W. Corson was appointed to the board and as president of the company on September 17, 2019. Mr. Kruger continued to hold the positions of chairman and chief executive officer until his retirement and resignation from the board on December 31, 2019, and Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020.
The company does not have a lead director. While the chairman of the board is not an independent director, K.T. Hoeg, chair of the executive sessions of the board, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions, and reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties. The position description of the chair of the executive sessions is described in paragraph 9 (c) of the Board of Directors Charter attached as Appendix A.
Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2019. The purposes of the executive sessions of the board include the following:
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
Committee structure
The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. D.C. Brownell is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. B.W. Corson is also a member of the community collaboration and engagement committee, and R.M. Kruger was a member of this committee until his retirement and resignation from the board on December 31, 2019. S.D. Whittaker retired from the board and its committees on April 26, 2019, and was chair of the nominations and corporate governance committee until retirement.

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
For a discussion on the company’s risk management in relation to executive compensation, see the Compensation discussion and analysis section starting on page 142.

The chairman, president and chief executive officer is charged with identifying the company’s principal risks and ensuring appropriate systems are in place to manage these risks. The board of directors is responsible for reviewing the principal risks and overseeing the implementation of the risk management system, with the various committees assisting in risk oversight for issues that fall under their responsibility. For example, the audit committee oversees the company’s system of internal accounting and financial controls, the executive resources committee oversees the compensation programs and practices in relation to risk management, and the public policy and corporate responsibility committee oversees the policies and practices that manage environment, health and safety risk, including the risks of climate change.
The board and its committees carry out their risk oversight responsibility through regular reviews and assessments. The board carefully considers these risks in evaluating strategic plans and specific proposals for capital expenditures and budget additions. Topic-specific assessments, such as for compliance programs, controls, business performance, and regulatory changes, are conducted regularly and as necessary. Each year, the board also visits one or more of the company’s operating sites or locations of importance for the company to better understand issues associated with the company’s business. Members of the board ask questions of management to ensure risks are identified, assessed, mitigated, and monitored.
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

Directors	● B.W. Corson (chair from January 1, 2020) ● D.C. Brownell ● D.W. Cornhill ● K.T. Hoeg	● M.C. Hubbs ● J.M. Mintz ● D.S. Sutherland
Note: R.M. Kruger was chair until retirement from the company on December 31, 2019.

Number of meetings	Seven meetings of the board of directors were held in 2019. There were no special meetings held this year. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held seven executive sessions in 2019.

Board highlights in 2019
●
   Provided oversight in support of safety and environmental performance.
●
   Regularly discussed industry activity, market updates and company initiatives.
●
   Regularly discussed operational and project updates.
●
   Regularly discussed risk management and business controls environment.
●
   Regularly reviewed information technology, systems and cybersecurity strategies (including trends, risks, preparedness, mitigation, response, system improvements and business continuity strategies) to assess the security and integrity of the company’s information, systems and assets.
●
   Regularly assessed performance of the Kearl oil sands operations and monitored progress on reliability improvements.
●
   Renewed share buyback program to return surplus cash to shareholders.
●
   Discussed comprehensive company strategy for all business lines.
●
   Appointed B.W. Corson as director and successor to R.M. Kruger as chairman, president and chief executive officer.

Role in risk oversight	The company’s financial, execution and operational risk rests with management and the company is governed by well-established risk management systems. The board of directors are responsible for reviewing the company’s principal risks and overseeing the implementation of the appropriate systems to manage these risks. The board carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions. It also approves and monitors compliance with the code of ethics and business conduct, and ensures that executive officers create a culture of integrity throughout the company. The board reviews the company’s information technology, systems and cybersecurity to ensure they adequately protect the company’s corporate information and assets.

Disclosure policy	The company is committed to full, true and plain public disclosure of all material information in a timely manner, in order to keep security holders and the investing public informed about the company’s operations. The full details of the corporate disclosure policy can be found on the company’s internet site at
www.imperialoil.ca
.

Independence	The current board of directors is composed of seven directors, the majority of whom (five of seven) are independent. The five independent directors are not employees of the company.

Audit committee
The role of the audit committee includes selecting and overseeing the independent auditor, reviewing the scope and results of the audit conducted by the independent auditor, and assisting the board in overseeing the integrity of the company’s financial statements. In addition, the committee’s role includes overseeing the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls, approving any changes in accounting principles and practices, and reviewing the results of monitoring activity under the company’s business ethics compliance program. The formal mandate of the committee can be found within the Audit Committee Charter in Appendix A of this circular.

Committee members	● K.T. Hoeg (chair) ● M.C. Hubbs (vice-chair) ● D.W. Cornhill	● J.M. Mintz ● D.S. Sutherland

Number of meetings	Five meetings of the audit committee were held in 2019. The committee members met in camera without management present and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit
meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2019
●
   Reviewed and recommended for approval the interim and full year financial and operating results.
●
   Reviewed and assessed the company’s system of internal controls and auditing procedures, and the results of the internal auditor’s audit program.
●
   Reviewed and assessed the external auditor plan, performance and fees.
●
   Reviewed evolving regulations and reporting obligations.
●
   Reviewed the committee’s mandate and completed the committee self-assessment.
●
   Performed external auditor performance evaluation.

Financial expertise	The company’s board of directors has determined that D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and D.S. Sutherland meet the definition of “audit committee financial expert”. The U.S. Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification. All members of the audit committee are financially literate within the meaning of
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
National Instrument
52-110
Audit Committees
, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC.

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

In 2019, the executive resources committee undertook an extensive succession process that led to the appointment of B.W. Corson as successor to R.M. Kruger. The chief executive officer succession process was led by the chair of the executive resources committee and the chairman, president and chief executive officer at the time, Mr. Kruger. A short list of potential candidates was developed and Mr. Corson was selected as the preferred candidate to succeed Mr. Kruger. The board and separately, the five independent directors, interviewed Mr. Corson. The independent directors met in August and unanimously agreed to convey their support to the board regarding Mr. Corson’s appointments. In September, the board approved the immediate appointment of Mr. Corson as president and a director and the subsequent appointment as chairman and chief executive officer upon Mr. Kruger’s retirement.

Committee members	● D.S. Sutherland (chair) ● D.W. Cornhill (vice-chair) ● D.C. Brownell	● K.T. Hoeg ● M.C. Hubbs ● J.M. Mintz

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Number of meetings	Seven meetings of the executive resources committee were held in 2019.

Committee highlights in 2019
●
   Reviewed executive compensation program and principles.
●
   Continued focus on educating key shareholders on compensation program and principles.
●
   Reviewed strategic work planning and talent strategy plans.
●
   Reviewed harassment policy and administrative process outcomes.
●
   Continued focus on succession planning for senior management positions.
●
   Appointment of chairman, president and chief executive officer.

Committee members relevant skills and experience	D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and D.S. Sutherland had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. Mr. Cornhill, Ms. Hoeg, Dr. Mintz and Mr. Sutherland serve or have served on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.

Role in risk oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.

Independence	The members of the executive resources committee are independent, with the exception of D.C. Brownell, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, views Mr. Brownell as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Brownell’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Public policy and corporate responsibility committee
The role of the public policy and corporate responsibility committee is to review and monitor the company’s policies and practices in matters of the environment, health and safety. The committee monitors the company’s compliance with legislative, regulatory and corporate standards in these areas, and reviews trends and current and emerging public policy. The committee also assesses the potential impacts of public policy on corporate performance, including the risks of climate change. The formal mandate of the committee can be found within the Public Policy and Corporate Responsibility Committee Charter in Appendix A of this circular.

Committee members	● J.M. Mintz (chair) ● D.S. Sutherland (vice-chair) ● D.C. Brownell	● D.W. Cornhill ● K.T. Hoeg ● M.C. Hubbs

Number of meetings	Three meetings of the public policy and corporate responsibility committee were held in 2019.

Committee highlights in 2019
●
   Personnel and process safety review.
●
   Health review.
●
   Emissions and environmental, health and safety performance and incident review.
●
   Operations integrity management system review.
●
   Review of climate change policies and risks.
●
   Company publication of
Energy and Carbon Summary and Water Management Summary.
●
   Key issue reviews on climate policy, the clean fuel standard, regulatory reform, Bill C69, industry advocacy and corporate reporting including ESG topic areas.

Role in risk oversight	The public policy and corporate responsibility committee reviews and monitors the company’s policies and practices in matters of environment, health and safety, which policies and practices are intended to mitigate and manage risk in these areas, including the risks associated with climate change. The committee receives regular reports from management on these matters.

Independence	The members of the public policy and corporate responsibility committee are independent, with the exception of D.C. Brownell.

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

Committee members	● D.W. Cornhill (chair) ● J.M. Mintz (vice-chair) ● D.C. Brownell	● K.T. Hoeg ● M.C. Hubbs ● D.S. Sutherland

Number of meetings	Four meetings of the nominations and corporate governance committee were held in 2019.

Committee highlights in 2019
●
   Board succession planning and recommendation to appoint a new director and chairman.
●
   Approval of the statement of corporate governance practices.
●
   Completion of the board and committee self-assessment.
●
   Review of director compensation principles.

Role in risk oversight	The nominations and corporate governance committee oversees risk by implementing an effective program for corporate governance, including board composition and succession planning.

Independence	The members of the nominations and corporate governance committee are independent, with the exception of D.C. Brownell, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, views Mr. Brownell as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Brownell’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Community collaboration and engagement committee
The role of the community collaboration and engagement committee is to oversee all of the company’s community investment activities, including charitable donations. The formal mandate of the committee can be found within the Community Collaboration and Engagement Committee Charter in Appendix A of this circular.

Committee members	● M.C. Hubbs (chair) ● K.T. Hoeg (vice-chair) ● D.C. Brownell ● D.W. Cornhill	● B.W. Corson (from September 17, 2019) ● J.M. Mintz ● D.S. Sutherland

Number of meetings	One meeting of the community collaboration and engagement committee was held in 2019.
Committee highlights in 2019
●
   Imperial contributed $17 million to communities across Canada in 2018 as assessed by London Benchmarking Group (LBG) – a value leveraged through employees and community partners at a higher rate than industry average.
●
   In 2018, Imperial paid more than $21 million through community benefit agreements to Indigenous communities and in 2019, successfully signed three agreements for Cold Lake.
●
   Imperial contributed $1 million over five years towards the development and launch of the Southern Alberta Institute for Technology’s Water Management Program.
●
   Imperial contributed to the creation of Kitaskino Nuwenëné Wildland Provincial Park (formerly the Ronald Lake BSA) in collaboration with the Indigenous communities, industry and the Province of Alberta.
●
   Imperial successfully launched its employee giving and volunteer matching program; employee participation more than doubled previous engagement rates.

Independence	The majority of the members of the community collaboration and engagement committee are independent (five out of seven) with the exception of B.W. Corson and D.C. Brownell.

Director compensation
Director compensation discussion and analysis

Directors’ compensation is intended to align the long-term
financial interests of the directors with those of the shareholders.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The nominations and corporate governance committee decided not to use an external research firm to assemble the comparator data to determine compensation for the July 1, 2019 - June 30, 2020 period. The committee relied instead on an internally-led
assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internal assessment maintained the compensation design philosophy, objectives and principles, and was consistent with previous methodology used in this analysis.
Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 125.

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
The 19 comparator companies included in the benchmark sample are as follows:

Energy	Non-Energy
Canadian Natural Resources Limited	Air Canada
Cenovus Energy Inc.	Bank of Nova Scotia
Enbridge Inc.	BCE Inc.
Husky Energy Inc.	Canadian National Railway Company
Ovintiv Inc. (a)	Nutrien Ltd.
Parkland Fuel Corporation	Royal Bank of Canada
Suncor Energy Inc.	Sun Life Financial Inc.
TC Energy Corporation (b)	Teck Resources Limited
TELUS Corporation
Thomson Reuters Corporation
The Toronto-Dominion Bank

(a)	Formerly known as Encana Corporation.
(b)	Formerly known as TransCanada Corporation.
Hedging policy
Company policy prohibits all employees, including executives, and directors, from being a party to derivative or similar financial instruments, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.
For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 142.
Compensation details
Board retainer
The compensation of the nonemployee directors is assessed annually.
In 2018, the board approved a change to the compensation paid to the nonemployee directors. Effective July 1, 2018, the nonemployee directors received an annual retainer for board membership of $110,000 per year. The retainer for each committee chaired was eliminated, and the grant of restricted stock units was increased from 2,600 to 3,000.
In 2019, the nominations and corporate governance committee reviewed the compensation paid to the nonemployee directors, and recommended no changes to the compensation. The board subsequently approved this recommendation, effective July 1, 2019.

The following table summarizes the compensation terms for the nonemployee directors in 2019:

Director compensation
Annual retainer terms: (a)
Cash retainer:

Board membership	$110,000 annually

Committee chair	None

Equity based compensation:

Restricted stock units	3,000 units (which vest on the 5 th and 10 th anniversary of date of grant)

(a)
The nonemployee directors may elect to take all or a portion of the cash retainer in the form of deferred share units. Nonemployee directors who are appointed to the board during any given year receive the full restricted stock unit grant and a prorated cash retainer based on the date of appointment.

Equity based compensation
Deferred share units
In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2019.

Director	Election for 2019 director’s fees in cash (%)	Election for 2019 director’s fees in deferred share units (%)

D.W. Cornhill	25	75

K.T. Hoeg	0	100

M.C. Hubbs	0	100

J.M. Mintz	0	100

D.S. Sutherland	0	100

S.D. Whittaker (a)	100	0

(a)	S.D. Whittaker retired from the board and its committees on April 26, 2019.
The number of deferred share units granted to a nonemployee director is determined at the end of each calendar quarter for that year, according to the following calculation:
(i)	the dollar amount of the nonemployee director’s fees for that calendar quarter that the director elected to receive as deferred share units;
divided by
(ii)
the average of the closing price of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days (“average closing price”) immediately prior to the last day of that calendar quarter.

Those deferred share units are granted effective the last day of that calendar quarter.

A nonemployee director is also granted additional deferred share units to represent dividends on unexercised deferred share units. These additional units are granted on the dividend payment dates for the company’s common shares, according to the following calculation:
(i)	the cash dividend payable for a common share of the company divided by the average closing price immediately prior to the payment date for that dividend;
multiplied by
(ii)	the number of unexercised deferred share units held by the nonemployee directors on the dividend record date.
A nonemployee director may only exercise deferred share units by the end of the calendar year following the year of termination of service as a director of the company, including termination of service due to death. No deferred share units may be exercised unless all of the deferred share units are exercised on the same date. On the exercise date, the cash value to be received for the units is determined based on the company’s average closing price immediately prior to the date of exercise.
Restricted stock units
In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. The restricted stock unit plan is described in more detail beginning on page 148.
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
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2019.

Director (a)	Annual retainer for board membership ($) (b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compensation ($)

D.W. Cornhill	110,000	3,000	27,500	82,500	97,140	5,713	212,853

K.T. Hoeg	110,000	3,000	0	110,000	97,140	40,655	247,795

M.C. Hubbs	110,000	3,000	0	110,000	97,140	4,145	211,285

J.M. Mintz	110,000	3,000	0	110,000	97,140	37,055	244,195

D.S. Sutherland	110,000	3,000	0	110,000	97,140	34,806	241,946

S.D. Whittaker	35,659	0	35,659	0	0	57,662	93,321

(a)
As directors employed by the company or Exxon Mobil Corporation in 2019, R.M. Kruger, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors. S.D. Whittaker retired from the board on April 26, 2019 and her “Annual retainer for board membership” has been prorated accordingly.

(b)	The “Annual retainer for committee chair” was eliminated on July 1, 2018.
(c)
“Total fees paid in cash” is the portion of the “Annual retainer for board membership” that the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 128.

(d)
“Total value of deferred share units” is the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units, as set out in the previous table on page 125. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 128.

(e)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $32.38.
(f)
Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2019, D.W. Cornhill received $4,022 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $1,691 in lieu of dividends on deferred share units. K.T. Hoeg received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $30,841 in lieu of dividends on deferred share units. M.C. Hubbs received $1,890 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,255 in lieu of dividends on deferred share units. J.M. Mintz received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $27,241 in lieu of dividends on deferred share units. D.S. Sutherland received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $24,992 in lieu of dividends on deferred share units. S.D. Whittaker received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $47,848 in lieu of dividends on deferred share units.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2019 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)
D.W. Cornhill	27,500	179,640	-	-	-	5,713	212,853
K.T. Hoeg	0	207,140	-	-	-	40,655	247,795
M.C. Hubbs	0	207,140	-	-	-	4,145	211,285
J.M. Mintz	0	207,140	-	-	-	37,055	244,195
D.S. Sutherland	0	207,140	-	-	-	34,806	241,946
S.D. Whittaker	35,659	0	-	-	-	57,662	93,321

(a)
As directors employed by the company or Exxon Mobil Corporation in 2019, R.M. Kruger, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors. S.D. Whittaker retired from the board on April 26, 2019 and her compensation has been prorated accordingly.

(b)
Represents all fees awarded, earned, paid or payable in cash for services as a director. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.

(c)
Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units as noted on page 125).

(d)
Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2019, D.W. Cornhill received $4,022 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $1,691 in lieu of dividends on deferred share units. K.T. Hoeg received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $30,841 in lieu of dividends on deferred share units. M.C. Hubbs received $1,890 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $2,255 in lieu of dividends on deferred share units. J.M. Mintz received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $27,241 in lieu of dividends on deferred share units. D.S. Sutherland received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $24,992 in lieu of dividends on deferred share units. S.D. Whittaker received $9,814 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $47,848 in lieu of dividends on deferred share units.

Five-year look back at total compensation paid to nonemployee directors

Year	Amount ($)

2015	1,206,084

2016	1,342,664

2017	1,351,454

2018	1,500,739

2019	1,251,395

Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2019 and does not include common shares owned by the director.

	Option-based awards				Share-based awards

Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)

D.W. Cornhill	-	-	-	-	12,055	414,089

K.T. Hoeg	-	-	-	-	52,946	1,818,695

M.C. Hubbs	-	-	-	-	10,607	364,350

J.M. Mintz	-	-	-	-	48,648	1,671,059

D.S. Sutherland	-	-	-	-	45,961	1,578,760

S.D. Whittaker	-	-	-	-	68,343	2,347,582

(a)
As directors employed by the company or Exxon Mobil Corporation in 2019, R.M. Kruger, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors. S.D. Whittaker retired from the board on April 26, 2019.

(b)
Represents restricted stock units and deferred share units held as of December 31, 2019. S.D. Whittaker did not exercise her deferred share units in 2019, and is required to do so by the end of 2020 (the end of the calendar year following the year of termination of service).

(c)	Value is based on the closing price of the company’s shares on December 31, 2019 ($34.35).
Incentive plan awards for directors – Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2019.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)

D.W. Cornhill	-	-	-

K.T. Hoeg	-	32,930	-

M.C. Hubbs	-	-	-

J.M. Mintz	-	32,930	-

D.S. Sutherland	-	32,930	-

S.D. Whittaker	-	32,930	-

(a)
As directors employed by the company or Exxon Mobil Corporation in 2019, R.M. Kruger, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors. S.D. Whittaker retired from the board on April 26, 2019.

(b)
Represents restricted stock units granted in 2012 and 2016, which vested in 2019. Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date. S.D. Whittaker did not exercise her deferred share units in 2019, and is required to do so by the end of 2020 (the end of the calendar year following the year of termination of service).

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
The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 238,717 shares which is more than three times the required guideline.

	Minimum share ownership requirement	Time to fulfill

Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment

Independent directors	15,000 shares	Within 5 years of initial appointment

The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 12, 2020, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 13, 2019 to February 12, 2020) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met

D.W. Cornhill	November 29, 2017	5,365	24,555	784,778	15,000	Yes

B.W. Corson (b)	September 17, 2019	78,200	78,200	2,499,272	Five times base salary	No (b)

K.T. Hoeg	May 1, 2008	5,956	52,946	1,692,154	15,000	Yes

M.C. Hubbs (c)	July 26, 2018	6,153	10,607	339,000	15,000	No (c)

J.M. Mintz	April 21, 2005	5,856	49,648	1,586,750	15,000	Yes

D.S. Sutherland	April 29, 2010	5,792	100,961	3,226,714	15,000	Yes

Total accumulated holdings (#) and value of directors’ holdings ($)			316,917	10,128,668

(a)
The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 12, 2020 ($31.96).

(b)
B.W. Corson was appointed to the board and as president of the company on September 17, 2019, and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson is expected to meet the share ownership guidelines of five times base salary within three years of appointment as chairman and chief executive officer.

(c)	M.C. Hubbs was appointed to the board on July 26, 2018 and is expected to meet the share ownership guidelines for independent directors of 15,000 shares within five years from the date of appointment.

For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 142.

Ethical business conduct

The company is committed to high ethical standards through its policies and practices.

The board has adopted a written code of ethics and business conduct (the “Code”) which can be found on the company’s website at
www.imperialoil.ca
.
The Code is applicable to each of the company’s directors, officers and employees, and consists of the ethics policy, the conflicts of interest policy, the corporate assets policy, the directorships policy and the procedures and open door communication. There have been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitute a departure from the Code. Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls procedures to their supervisors. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters are to be referred directly to the internal auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. In addition, the directors of the company must comply with the conflict of interest provisions of the
Canada Business Corporations Act
, as well as the relevant securities regulatory instruments, in order to ensure that the directors exercise independent judgment in considering transactions and agreements in respect of which such director has a material interest.
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
The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by K.T. Hoeg, the independent director designated by the independent directors to chair and lead these discussions. Seven executive sessions were held in 2019.
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
Diversity

The company has a long history of valuing diversity on the board and in its executive management.

Board diversity
The company has a longstanding commitment to diversity amongst its directors, and has had at least one woman on its board continuously since 1977.
The company does not have a formal written policy relating to the identification and nomination of directors who are women, Aboriginal peoples, persons with disabilities or members of visible minorities (the “designated groups”, as defined under the
Canada Business Corporations Regulations, 2001
), and has not adopted a target regarding members of the designated groups on its board. With the objective of fostering a diversity of expertise, viewpoint and competencies, the board charter provides that the nominations and corporate governance committee may consider a number of factors, including membership in a designated group, in assessing potential nominees. The nominations and corporate governance committee assesses the work experience, other expertise, individual competencies and diversity of age, regional association and the designated groups that each existing director possesses and whether each nominee is able to fill any gaps amongst the existing directors. Additionally, the committee may consider any other factors that it believes to be relevant. The company does not believe that any one of these dimensions should be considered in isolation and without due regard to all of the other factors, in determining the ability of potential directors to contribute to the work of the board of directors.
Currently, the number and percentage of directors and nominees who are members of the designated groups are:

Designated group (a)	Number	Percent (%)

Women	2 of 7 (board) 2 of 5 (independent directors)	29 40

Aboriginal peoples	0 of 7	0

Persons with disabilities	0 of 7	0

Members of visible minorities	0 of 7	0

(a)	Defined under the Employment Equity Act (Canada)

The above diversity disclosure relies on voluntary self-identification by directors, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company. The board nominee composition charts on page 108 show the diversity of our board nominees with respect to gender, experience and regional association, but do not reflect membership in other designated groups.
Executive officer diversity
The company believes inclusion and diversity are key competitive strengths that are critical to maintaining the company’s position as an industry leader. To ensure commitment at all levels of the company, inclusion and diversity, anti-harassment and equal employment opportunity performance is stewarded annually to the company’s management committee. There is an in-depth
succession planning process, which includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key positions. The company’s internal training programs emphasize the value of collaboration, appreciating differences and sustaining an inclusive work environment, keeping inclusion and diversity top-of-mind
with all employees. Imperial also values external perspective and expertise, and collaborates with leading diversity organizations to help shape our future inclusion and diversity plans. The company also supports educational development and recruiting practices that facilitate the employment of Indigenous peoples. Imperial maintains a supportive work environment though a range of development and networking programs, including employee-led
diversity networks that are focused on common interests.
In considering potential nominees for executive officer appointments, the executive resources committee considers diversity of gender and the other designated groups, work experience, other expertise, individual competencies and other dimensions of diversity in addition to the other factors described on page 145. The company has not adopted a target regarding members of the designated groups in executive officer positions. The company does not believe that any one of these dimensions should be considered, without due regard to all of these other factors, in determining the ability of potential nominees to fill executive officers positions.
Currently, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)

Women	9 of 28	32

Aboriginal peoples	0 of 28	0

Persons with disabilities	0 of 28	0

Members of visible minorities	0 of 28	0

(a)	Defined under the Employment Equity Act (Canada)

The above diversity disclosure relies on voluntary self-identification by executive officers, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company.

Shareholder engagement

Shareholder engagement strategy focuses on wide-ranging dialogue between shareholders and management.

The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. Materials from these conferences and hosted events are available on our website. For shareholders that are not able to attend our annual meeting in person, the company offers a webcast of the event. The webcast is available on the company website along with speeches and presentations from the annual general meeting and the outcome of the voting on each resolution. The company also hosts regular quarterly earnings calls in connection with earnings releases, and archives of these calls (including transcripts) are available on Imperial’s website for one year after each call. These calls allow the company to provide more insight and context regarding the company’s performance, as well as directly address questions from the investment community.
The company annually solicits questions and comments from shareholders through the annual meeting of shareholders. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders, and those requiring a response are answered individually. In addition, the company’s Investor Relations team proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, including to solicit feedback on the company’s approach to executive compensation. The Investor Relations team is available to respond to shareholder and investor queries throughout the year.
Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.

To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 12, 2020, owned beneficially, or exercised control or direction over, directly or indirectly, more than five percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 514,498,911 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.
Transactions with Exxon Mobil Corporation
The company has written procedures and controls that require any transactions between the company and ExxonMobil and its subsidiaries to be reviewed by controllers, tax, treasurers and legal to ensure that each agreement meets the company’s policies and procedures, is fair, and complies with legal and tax requirements. These agreements may also be subject to review by the chairman, president, and chief executive officer. Annual training is provided for key individuals to ensure awareness of the requirements for identifying related party transactions, and procedures are in place to ensure reporting of these transactions is complete and accurate. Related party transactions with ExxonMobil and its subsidiaries are analyzed and reviewed by management on a quarterly basis to understand any significant variances from period to period, and reviewed with the board of directors on an annual basis.
On June 27, 2018, the company implemented a
12-month
“normal course” share purchase program. Between June 27, 2018 and June 26, 2019, the company purchased 12,280,431 common shares on the open market and a corresponding 28,110,765 common shares from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent. On June 27, 2019, a further
12-month
normal course share purchase program was implemented. Under the current program, the company may purchase up to 38,211,086 common shares (five percent of its outstanding common shares as of June 13, 2019) from the open market, less the amount purchased from ExxonMobil concurrent with, but outside of the program to maintain its ownership percentage at approximately 69.6 percent. As of February 12, 2020, under the current program, the company has purchased 7,159,953 common shares on the open market and 16,390,978 common shares from ExxonMobil.

The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2019 with ExxonMobil and its affiliates were $3,245 million and $8,552 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development services. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes.
The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with ExxonMobil and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.
As at December 31, 2019, the company had an outstanding loan of $4,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2025, cancellable if ExxonMobil provides at least 370 days advance written notice. Additionally, the company had outstanding short-term loans of $111 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest
bearing, revolving demand loan from ExxonMobil to the company of up to $150 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing, transportation and derivative arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company at year end 2019 are listed below. In connection with R.M. Kruger’s announcement of his intention to retire at the end of 2019, B.W. Corson was appointed to the board and as president of the company on September 17, 2019. Mr. Corson is reported as a named executive officer due to the compensation received for his position as president during 2019. Mr. Kruger continued to hold the positions of chairman and chief executive officer until his retirement and resignation from the board on December 31, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020. All other named executive officers remain in their positions as of February 12, 2020.

Richard M. Kruger, 60
Calgary, Alberta, Canada

Position
held
at
the
end of
2019
(date office held):
Chairman and chief executive officer
(September 17, 2019 – December 31, 2019)

Other positions
 in
 the
 past
 five years
 (position, date office held and status of employer):
Chairman, president and chief executive officer
(2013 – September 16, 2019)

Daniel E. Lyons, 57
Calgary, Alberta, Canada

Position held at the end of 2019 (date office held):
Senior vice-president, finance and administration, and controller
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president, downstream business services and downstream treasurer, Exxon Mobil Corporation
(2015 – 2018) (Affiliate)

Vice-president, downstream business services and downstream controller, Exxon Mobil Corporation
(2010 – 2015) (Affiliate)

Bradley W. Corson, 58
Calgary, Alberta, Canada

Current position (date office held):
Chairman, president and chief executive officer
(January 1, 2020 – Present)

Position held at the end of 2019 (date office held):
President
(September 17, 2019 – Present)

Other positions in the past five years (position, date office held and status of employer):
President, ExxonMobil Upstream Ventures
(2015 – 2019) (Affiliate)

John R. Whelan, 54 Calgary, Alberta, Canada

Position held at the end of 2019 (date office held):
Senior vice-president, upstream
(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president production, upstream
(2016 – 2017)

Production manager, mining, upstream
(2013 – 2015)

Theresa B. Redburn, 58 Calgary, Alberta, Canada

Position held at the end of 2019 (date office held):
Senior vice-president, commercial and corporate development
(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president, upstream commercial
(2014 – 2016)

Other executive officers of the company
In addition to the named executive officers listed on the two previous pages (with the exception of R.M. Kruger), the following individuals are executive officers of the company as of February 12, 2020.

Jonathan R. Wetmore, 47 Calgary, Alberta, Canada

Position held (date office held):
Vice-president, Imperial Oil downstream and manager, western Canada fuels
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
Manager, supply and manufacturing
(June 2017 – December 2017)

Refinery manager, Fawley UK, UK Esso Petroleum Company Ltd
(2013 – 2017) (Affiliate)

Glenn R. Peterson, 59 Calgary, Alberta, Canada

Position held (date office held):
Treasurer
(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):
Senior business advisor, Treasurer’s
(2000 – 2017)

Bruce A. Jolly, 52 Calgary, Alberta, Canada

Position held (date office held):
Assistant controller
(2019 – Present)

Other positions in the past five years (position, date office held and status of employer):
Canada upstream controller
(2018 – 2019)

Controller, United States upstream production, Exxon Mobil Corporation
(2016 – 2018), (Affiliate)

Manager, global downstream financial coordination, Exxon Mobil Corporation
(2013 – 2016), (Affiliate)

Denise H. Hughes, 52 Calgary, Alberta, Canada

Position held (date office held):
Vice-president, human resources
(2013 – Present)

Other positions in the past five years (position, date office held and status of employer):
No other positions held in the last five years

Constance D. Gemmell, 53 Calgary, Alberta, Canada

Position held (date office held):
Director, corporate tax
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
Manager, income tax planning and advice
(2013 – 2018)

Peter M. Dinnick, 55 Calgary, Alberta, Canada

Position held (date office held):
Vice-president and general counsel
(2017 – Present)

Other positions in the past five years (position, date office held and status of employer):
Assistant general counsel, upstream
(2012 – 2016)

Ian R. Laing, 46 Calgary, Alberta, Canada

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
2019 business performance results
The committee considers both business results and individual performance in its decisions. In 2019, financial performance continued to be affected by Canadian regulatory uncertainties, government decisions and low global crude prices. Notwithstanding the difficult business environment, the committee evaluated the company’s performance relative to its proven business model and strategies to deliver long-term shareholder value. Key 2019 business results include:
●	Continued strong safety performance and effective management of enterprise risk and operational integrity

●	$2.2 billion in net income; $4.4 billion cash flow from operations which was the highest since 2012

●	$2.0 billion returned to shareholders through dividends and share purchases

o	$631 million in dividends paid and a 16 percent increase in per-share dividend declared in second quarter 2019, the 25 th consecutive year of increase

o	$1,373 million in share purchases completed, representing 38.7 million shares or 5 percent of total outstanding

●	Strong performance across the upstream business line

o	398,000 gross oil-equivalent barrels per day in total upstream production; the highest in over 25 years

o	Total gross production from Kearl averaged 205,000 barrels per day (145,000 barrels Imperial’s share)

o	Imperial’s share of gross production from Syncrude averaged 73,000 barrels per day; the highest annual performance in nearly 10 years

●	Completed a number of significant planned turnaround activities across the upstream and downstream segments, including the largest planned turnaround in Kearl’s history

●	Progressed opportunities to add future value

o
Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up of all units through early 2020. These facilities are expected to further improve reliability, reduce planned downtime, lower unit costs and enable the asset to achieve 240,000 barrels per day of total gross production in 2020 (Imperial’s gross share would be about 170,000 barrels per day)

o	Continued to expand Kearl’s autonomous haul truck program, with 12 units in operation at year-end

o	Completed an expansion of the Strathcona refinery facilities to increase heavy crude processing capability and asphalt production

o	Continued to progress the Strathcona co-generation project to improve energy efficiency

●	Continued commitment to industry leadership in technology, innovation and sustainability

o	Invested $170 million in research and development activities

o	Published Imperial’s Energy and Carbon Summary report and Water Management Summary report

o	Partnered with the Alberta Machine Intelligence Institute to collaborate on the development of Imperial’s in-house machine learning capabilities

Collectively these factors had an impact on 2019 compensation decisions for the named executive officers. The individual committee members, through their experience in stewarding compensation programs and their participation on board committees, are able to understand the company’s overall objectives, operating risks and financial risks. This understanding of the company’s objectives and range of business risks allows an appropriate calibration of the company’s compensation policies and practices to the business model.
The committee’s assessment is that the company’s compensation program is working as intended and has been effectively integrated over the long term with the company’s business model. The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2020 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.
Submitted on behalf of the executive resources committee,
Original signed by
D.S. Sutherland,
Chair, executive resources committee
D.W. Cornhill, Vice-chair
D.C. Brownell
K.T. Hoeg
M.C. Hubbs
J.M. Mintz

  Compensation discussion and analysis

Overview

The company takes a long-term view to managing its business.

Providing energy to help meet the demands of both Canada and the rest of North America is a complex business. The company meets this challenge by taking a long-term view in managing its business rather than reacting to short-term business cycles. The company’s strategies provide the framework to deliver on its commitments, create shareholder value throughout the commodity price cycle, and address the dual challenge of meeting growing energy demand while reducing environmental impacts. As such, the compensation program design aligns with the long-term sustainability of the business and supports key business strategies as outlined below:
Canadian business environment
●	Large, accessible upstream resources

●	Mature, competitive downstream markets

●	Evolving environmental, fiscal and energy policies impacting global competitiveness

●	Market access limitations, uncertainties

Business model
●	Long-life, competitively advantaged assets

●	Disciplined investment and cost management

●	Value-chain integration and synergies

●	High-impact technologies and innovation

●	Operational excellence and responsible growth

Key business strategies
●	Personnel safety and operational excellence

●	Grow profitable production and sales volumes

●	Disciplined and long-term focus on improving the productivity of the company’s asset mix

●	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow

These key business strategies are the primary focus and support long-term growth in shareholder value.
Key elements of the compensation program
The key elements of the company’s compensation program that align with the business model and support key business strategies are:

Element	Features
Restricted Stock Units (a)
●
   Approximately
50
 percent
or more
of total direct compensation for named executive officers
(b)
●
   Aligns level of executive compensation with returns of long-term shareholders
●
   Encourages long-term view through commodity price cycle
●
   Places significant portion of executive pay at risk of forfeiture

Annual bonus (a)
●
   Approximately
10 to 20
 percent
of total direct compensation for named executive officers
(b)
●
   Link pay to annual company earnings performance
●
   Actual award determined by individual performance and pay grade
●
   50 percent of award paid in cash at grant; 50 percent subject to delayed payout feature that is based on future earnings performance
●
   Delayed feature provides medium-term performance metric and puts 50 percent of bonus at risk of forfeiture

Base Salary	● Provides a base level of competitive income, determined by performance, experience and pay grade ● Ties directly to retirement benefits
Retirement Benefits	● Pension and Savings plans ● Provide for financial security after employment

(a)	At risk compensation.

(b)
Total direct compensation includes salary, the annual bonus grant (cash and earnings bonus units awards), and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.

Management of risk
The company is governed by a comprehensive and well-established risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework. The company operates in an industry in which effective risk management is critical. The company’s risk management framework includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. This framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. For further discussion on the company’s risk management system and oversight, see “Risk oversight” within the “Statement of corporate governance” on page 117.
The company’s long-term orientation and compensation program design encourage the highest performance standards and discourage inappropriate risk taking. The compensation program components described below are designed to incent effective management of all operating and financial risk to:
●	protect the safety and security of our employees, the communities and the environment in which we operate;

●	manage risk and operate the business with effective business controls;

●	create sustainable value for company shareholders by increasing shareholder return, net income, return on average capital employed*; and

●	advance the long-term strategic direction of the company.

Due to the long vesting periods of restricted stock units and the linkage of compensation to overall company performance, including all aspects of risk management, executive compensation is inherently designed to support the sustainability of our operations and management of risk.
* For a definition of return on average capital employed, see the “Frequently used terms” section on page 158.
Compensation components
To manage risk, a substantial portion of total compensation (excluding compensatory pension value) to senior executives is in the form of an annual bonus and restricted stock units. In the judgment of the committee, the mix of short, medium and long-term incentives strikes an appropriate balance in aligning the interests of the senior executives with the business priorities and the long-term sustainable growth of the company to create value for the shareholder. Ongoing reviews of our compensation program, including incentives, ensure continued relevance of this mix and applicability for the company.
The table below outlines the risk management elements of our compensation programs:

Compensation Components	Risk Management
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
●
   All executives on assignment from an affiliate of the company, including the named executive officers on assignment from Exxon Mobil Corporation and ExxonMobil Canada Ltd., also participate in common programs that are administered by Exxon Mobil Corporation or such affiliates. The named executive officers on assignment receive the company’s restricted stock units.
●
   The executive resources committee reviews and approves compensation recommendations for each named executive officer prior to implementation.

Annual bonus
●
   Delayed payout – Payout of 50 percent of the annual bonus is delayed. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies.
●
   Recoupment (“claw-back”) and forfeiture – The entire annual bonus is subject to claw-back and the delayed portion of the annual bonus is subject to forfeiture in the event of material negative restatement of the company’s reported financial or operating results. This reinforces the importance of the company’s financial controls and compliance programs. Claw-back and forfeiture provisions also apply if an executive resigns or engages in detrimental activity.

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

For more details about the aforementioned compensation components, see the “Compensation program” section.
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

Hedging policy
Company policy prohibits all employees, including executives, and directors, from being a party to derivative or similar financial instruments, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.
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

* For a definition of return on average capital employed and cash flow from operations and asset sales, see the “Frequently used terms” section on page 158.
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
Succession planning
The succession planning process fosters the company’s approach to a career orientation and promotion from within. This approach strengthens continuity of leadership and supports ongoing alignment with our long-term business model. This process helps to assess the competence and readiness of individuals for senior executive positions. The executive resources committee is responsible for approving specific succession plans for the position of chairman, president and chief executive officer and key senior executive positions, including all officers of the company.
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
In 2019, the executive resources committee undertook an extensive succession process that led to the appointment of B.W. Corson as successor to R.M. Kruger. The chief executive officer succession process was led by the chair of the executive resources committee and the chairman, president and chief executive officer at the time, Mr. Kruger. A short list of potential candidates was developed and Mr. Corson was selected as the preferred candidate to succeed Mr. Kruger. The board and separately, the five independent directors, interviewed Mr. Corson. The independent directors met in August and unanimously agreed to convey their support to the board regarding Mr. Corson’s appointments. In September, the board approved the immediate appointment of Mr. Corson as president and a director and the subsequent appointment as chairman and chief executive officer upon Mr.  Kruger’s retirement.
Compensation program

The company’s compensation program is designed to reward performance, promote retention, and encourage long-term business decisions.

Career orientation
The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business; senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. The average company service of the named executive officers is approximately 35 years and reflects this on-going
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
The company’s executive compensation program is composed of base salaries, short-term cash bonus and medium and long-term incentive compensation. The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change of control or termination of employment. The following chart provides an overview of the combined elements of the compensation program for executives, including the ‘pay at risk’ horizon for the executives.

Base salary
Salaries provide executives with a base level of income. Individual salary increases may vary based on each executive’s performance assessment and other factors such as the executive’s responsibility, career development and experience. Salary decisions also directly affect the level of retirement benefits since salary is included in the retirement benefits calculation. Thus, the level of retirement benefits is also performance-based, like other elements of compensation. The salary program in 2019 maintained the company’s desired competitive orientation in the marketplace.
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

●
If cumulative earnings per share do not reach the trigger within three years, the payment with respect to the earnings bonus units will be reduced to an amount equal to the number of units multiplied by the actual cumulative earnings per share over the three-year period. The amount of the award, once vested, will never exceed the original grant value. The delayed portion for the earnings bonus unit portion of the annual bonus puts part of the annual bonus at risk of forfeiture and thus reinforces the performance basis of the annual bonus grant.

In 2019, an annual bonus was granted to approximately 65 executives to reward their contributions to the business during the past year. The cost of the 2019 annual bonus program was $3.2 million versus $3.8 million in 2018. For earnings bonus units granted in 2019, the maximum settlement value (trigger) or cumulative earnings per share required for payout remained at $3.50.
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

Granting compensation in the form of restricted stock units with long vesting periods is aligned with the long-term nature of the company’s business. This stock program design helps keep executives focused on the key premise that decisions made today affect the performance of the organization and company stock for many years to come. This practice supports a risk/reward model that reinforces a long-term view, which is critical to the company’s sustainable business success, and discourages inappropriate risk taking.
The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 154. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to retain employees. The restricted stock unit program awards the same number of shares for individuals with the same level of individual performance and classification or level of responsibility. Grants may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if recent performance is deemed to have changed significantly at that time. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price
restricted stock units. Restricted stock units are not included in pension calculations.
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
In 2019, after a review of the competitive orientation of the company’s restricted stock unit program, it was determined that current levels of restricted stock units were appropriate and that the program continues to align with the design of the majority shareholder’s program. In 2019, 506 recipients, including 68 executives, were granted 854,800 restricted stock units.
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
The company’s directors and officers as a group hold approximately 34 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.12 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 599,100 common shares, which is about 0.08 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. R.M. Kruger holds Exxon Mobil Corporation restricted stock granted in 2012 and previous years, as well as the company’s restricted stock units granted since 2013. D.E. Lyons holds Exxon Mobil Corporation restricted stock granted in 2017 and previous years, as well as the company’s restricted stock units granted since 2018. B.W. Corson holds Exxon Mobil Corporation restricted stock granted in 2018 and previous years, as well as the company’s restricted stock units granted in 2019. J.R. Whelan holds Exxon Mobil Corporation restricted stock granted in 2016 and previous years, as well as the company’s restricted stock units granted since 2017.
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
Retirement benefits
Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except for R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan who participate in Exxon Mobil Corporation or respective affiliates’ pension plans.
Pension plan benefits
The company has provided defined benefit pension plans to its employees since 1919. The current pension plan provides a 1.5 percent accrual formula to all employees hired on and after September 1, 2015. All plan participants employed prior to the date of the change will continue to accrue pension benefits based on accrual formulae in place prior to September 1, 2015. A portion of the pension plan provides for pension benefits accrual only until December 1st in the year the employee reaches the age of 71. The company’s non-registered
supplemental pension arrangements address any portions of the defined benefit that cannot be paid from the registered plan due to income tax regulations that impose limits on the amounts that can be paid from a registered plan.
Any pension amounts paid to an eligible employee are subject to the employee meeting the terms of the registered pension plan, and if applicable, the criteria of the supplemental pension arrangements. No supplemental pension amounts are payable if an employee resigns before reaching retirement eligibility.
For executive officers who receive an annual bonus, the company’s supplemental pension arrangements can also provide an annual benefit of either 1.5 percent or 1.6 percent of final average bonus earnings multiplied by years of service depending on the plan which they participate in. Final average bonus earnings include the average annual bonus for the three highest grants of the last five awarded prior to retirement for eligible executives, but do not include restricted stock units. Limiting the timeframe to the five years prior to retirement provides a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the maximum settlement value of any earnings bonus units received, as described starting on page 147. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are therefore included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.
The estimated benefits that would be payable upon retirement to each named executive officer under the company’s pension plan and the supplemental pension arrangements can be found in the pension plan benefits table starting on page 164. The company does not grant additional pension service credit.

T.B. Redburn participates in the historic 1.6 percent provision of the company’s plan that was closed to new participants at the end of 1997. Key features of this historic plan include:
●
An annual benefit equal to 1.6 percent multiplied by final average earnings multiplied by years of service, with a partial offset for applicable government pension benefits. Final average earnings consists of base salary over the highest 36 consecutive months in the 10 years of service prior to retirement.

●	An option to forego a portion of the company’s matching contributions to the savings plan to receive an additional 0.4 percent of final average earnings.
R.M. Kruger, D.E. Lyons, B.W. Corson, and J.R. Whelan are not participants in the company’s pension plan, but are participants in the Exxon Mobil Corporation or respective affiliates’ pension plans:
●
R.M. Kruger, D.E. Lyons and B.W. Corson participate in the Exxon Mobil Corporation defined benefit plan. Under this plan, the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants of the last five awarded prior to retirement, but do not include restricted stock units.

●
J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution plan. Under this plan, the pension is payable in Canadian dollars and the contribution to the plan is calculated based on average base salary. J.R. Whelan also participates in the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement which is payable in Canadian dollars and can provide a benefit of 1.5 percent of final average bonus earnings multiplied by years of service. Final average bonus earnings include the average annual bonus for the three highest grants of the last five granted prior to retirement for eligible executives, but do not include restricted stock units.

Savings plan benefits
The company maintains a savings plan into which career employees with more than one year of service may contribute between one and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined benefit pension arrangement the employee participates. All named executive officers are eligible to receive a company matching contribution of up to six percent, except for R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan, who participate in their respective affiliates’ savings plan, where applicable.
Employee and company contributions can be allocated in any combination to a non-registered
(tax-paid)
account, or a registered
(tax-deferred)
group retirement savings plan (RRSP). Employee contributions can be redirected from the tax-paid
account to a
tax-free
savings account (TFSA). Both the RRSP and TFSA accounts are subject to contribution limits under the
Income Tax Act
.
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
In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of 22 major Canadian companies which typically have annual revenues (or the revenues of their parent companies) that exceed $1 billion dollars.
Comparator companies
The following criteria are used to select comparator companies:
●	Canadian companies or Canadian affiliates;
●	large operating scope and complexity;
●	capital intensive; and
●	proven sustainability.

The 22 companies benchmarked are as follows:

Energy	Non-Energy
Cenovus Energy Inc.	BCE Inc.

Chevron Canada Ltd.	Canadian Pacific Railway Limited
China National Offshore Oil Corporation (a)	Canadian Tire Corporation, Limited
ConocoPhillips Canada	General Electric Canada
Devon Canada Corporation (b)	IBM Canada Ltd.
Enbridge Inc.	Proctor & Gamble Inc.
Husky Energy Inc.	Royal Bank of Canada
NOVA Chemicals Corporation
Nutrien Ltd.
Obsidian Energy Ltd.
Ovintiv Inc. (c)
Repsol Oil & Gas Canada Inc.
Shell Canada Limited
Suncor Energy Inc.
TC Energy Corporation (d)
(a)	Formerly known as Nexen Energy ULC.
(b)	Canadian Natural Resources Limited acquired Devon Canada Corporation in June 2019.
(c)	Formerly known as Encana Corporation.
(d)	Formerly known as TransCanada Corporation.
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
Details of the compensation assessment for the named executive officers are outlined on pages 154 and 155.

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
The elements of Exxon Mobil Corporation and respective affiliates’ compensation programs for R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan, including salary and annual bonus and equity (long-term) compensation considerations, are generally similar to those of the company. The data used for long-term compensation determination for R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan is as described previously, as they received company restricted stock units in 2019. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. R.M. Kruger’s compensation determination is described in more detail on page 155.
2019 named executive officer compensation assessment
When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2019 salary and incentive compensation.
Business performance results for consideration
The operating and financial performance results listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2019. The executive resources committee considered the results over multiple years, relative to the company’s proven business model and strategies, to deliver long-term shareholder value.
●	Continued strong safety performance and effective management of enterprise risk and operational integrity
●	$2.2 billion in net income; $4.4 billion cash flow from operations which was the highest since 2012
●	$2.0 billion returned to shareholders through dividends and share purchases
o	$631 million in dividends paid and a 16 percent increase in per-share dividend declared in second quarter 2019, the 25 th consecutive year of increase
o	$1,373 million in share purchases completed, representing 38.7 million shares or 5 percent of total outstanding
●	Strong performance across the upstream business line
o	398,000 gross oil-equivalent barrels per day in total upstream production; the highest in over 25 years
o	Total gross production from Kearl averaged 205,000 barrels per day (145,000 barrels Imperial’s share)
o	Imperial’s share of gross production from Syncrude averaged 73,000 barrels per day; the highest annual performance in nearly 10 years
●	Completed a number of significant planned turnaround activities across the upstream and downstream segments, including the largest planned turnaround in Kearl’s history
●	Progressed opportunities to add future value
o
Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up of all units through early 2020. These facilities are expected to further improve reliability, reduce planned downtime, lower unit costs and enable the asset to achieve 240,000 barrels per day of total gross production in 2020 (Imperial’s gross share would be about 170,000 barrels per day)

o	Continued to expand Kearl’s autonomous haul truck program, with 12 units in operation at year-end
o	Completed an expansion of the Strathcona refinery facilities to increase heavy crude processing capability and asphalt production
o	Continued to progress the Strathcona co-generation project to improve energy efficiency
●	Continued commitment to industry leadership in technology, innovation and sustainability
o	Invested $170 million in research and development activities
o	Published Imperial’s Energy and Carbon Summary report and Water Management Summary report
o	Partnered with the Alberta Machine Intelligence Institute to collaborate on the development of Imperial’s in-house machine learning capabilities

Performance assessment considerations
The preceding results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility.
Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.
The same long-term key business strategies noted on page 143 and the company’s business performance results are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.
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
2019 chief executive officer compensation assessment
In 2019, after nearly seven years leading the company as chairman, president and chief executive officer, R.M. Kruger announced his intention to retire at the end of 2019. In connection with the announcement, B.W. Corson was appointed to the board and as president of the company on September 17, 2019, and Mr. Kruger continued to hold the positions of chairman and chief executive officer until his retirement and resignation from the board on December 31, 2019.
Mr. Kruger was appointed chairman, president and chief executive officer of the company on March 1, 2013. Mr. Kruger worked for Exxon Mobil Corporation and its predecessor companies since 1981. His level of salary in 2019 was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company.
Mr. Kruger’s 2019 annual bonus was based on his performance as assessed by the executive resources committee since his appointment to the position of chairman, president and chief executive officer. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. Fifty percent of the restricted stock units awarded vest in five years and the other 50 percent vest on the later of 10 years from the date of grant or the date of retirement. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Kruger’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity even after retirement.
The executive resources committee has determined that the total compensation of Mr. Kruger was appropriate based on the company’s financial and operating performance, and its assessment of his effectiveness in leading the organization relative to the business performance measures outlined on page 145. Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets.

As noted previously, with Mr. Kruger’s announced retirement, the board of directors appointed Mr. Corson as a director and president of the company on September 17, 2019, and he assumed the additional roles of chairman and chief executive officer on January 1, 2020. Considering the full role, the committee approved an annual salary for Mr. Corson of $733,000 U.S., effective October 1, 2019.
Pay awarded to other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2019 incentive awards and salary adjustments align with:
●	performance of the company;
●	individual performance;
●	long-term strategic plan of the business; and
●	annual compensation of comparator companies.
Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 159.

Independent consultant
In fulfilling its responsibilities during 2019, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.
Performance graph
The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 31 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.
The
year-end
values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end
investment values shown beneath the graph.
During the past 10 years, the company’s cumulative total shareholder return was negative 3 percent, for an average annual return of nearly zero percent. Over the past five years, the cumulative total shareholder return was negative 25 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus grant (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.

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
The following table shows the compensation for the chairman and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as of the end of 2019. In connection with R.M. Kruger’s announcement of his intention to retire at the end of 2019, B.W. Corson was appointed to the board and as president of the company on September 17, 2019. Mr. Corson is reported as a named executive officer due to the compensation received for his position as president during 2019. Mr. Kruger continued to hold the positions of chairman and chief executive officer until his retirement and resignation from the board on December 31, 2019. Mr. Corson assumed the additional roles of chairman and chief executive officer on January 1, 2020.
The information in the Summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation. Amounts in the table pertain to the named executive officers’ respective periods of assignment with the company.

Name and principal position at the end of 2019	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long-term incentive plans (f)

R.M. Kruger (a) Chairman and chief executive officer	2019	1,257,901	3,205,620	-	459,771	499,577	(460,858)	3,125,917	8,087,928
	2018	1,164,834	3,800,610	-	561,038	798,806	(1,254,381)	2,799,146	7,870,053
	2017	1,129,782	3,908,520	-	488,923	620,727	(1,159,234)	1,850,506	6,839,224

D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2019	665,551	621,696	-	135,344	135,341	(150,729)	545,109	1,952,312
	2018	419,807	737,088	-	165,202	94,588	(102,873)	573,059	1,886,871
B.W. Corson (a) President (since September 17, 2019)	2019	187,070	2,532,116	-	376,176	317,791	(63,715)	151,909	3,501,347
J.R. Whelan (a) Senior vice-president, upstream	2019	499,667	712,360	-	105,754	105,913	(66,248)	174,597	1,532,043
	2018	484,167	844,580	-	124,905	137,431	311,288	170,206	2,072,577
	2017	476,583	868,560	-	103,758	153,810	586,051	178,832	2,367,594
T.B. Redburn Senior vice-president, commercial and corporate development	2019	501,600	712,360	-	101,800	156,548	(181,500)	82,308	1,373,116
	2018	471,600	844,580	-	123,700	82,411	442,200	66,967	2,031,458
	2017	458,000	868,560	-	99,000	128,566	549,400	55,817	2,159,343

Footnotes to the Summary compensation table for named executive officers

(a)
R.M. Kruger was on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., since 2013 and retired effective December 31, 2019. D.E. Lyons has been on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., since May 1, 2018. Although B.W. Corson’s appointment as president of the company was effective September 17, 2019, his expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., formally started November 1, 2019 reflecting a transition period from his previous role. The company incurred costs related to B.W. Corson’s compensation from November 1, 2019 onwards, and a portion of his compensation between his appointment on September 17 and formal assignment on November 1, for service he provided to the company during this period. J.R. Whelan has been on domestic loan assignment from ExxonMobil Canada Ltd., an affiliate in Canada, since 2013. Their compensation is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates’ employee benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(b)
The amounts listed in the “Salary” column for each named executive officer on expatriate assignment (R.M. Kruger, D.E. Lyons and B.W. Corson) are paid in their local currency, but disclosed in Canadian dollars. R.M. Kruger’s, D.E. Lyons’ and B.W. Corson’s salaries are paid in U.S. dollars and were converted to Canadian dollars at the average 2019 exchange rate of 1.3269. In 2018 and 2017 the average exchange rate was 1.2957 and 1.2986 respectively.

(c)
The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2019 was $32.38, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2018 was $38.39 and in 2017 was $39.48, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.

(d)	The company has not granted stock options since 2002. The stock option plan expired in 2012.

(e)
The amounts listed in the “Annual incentive plans” column for each named executive officer represent their 2019 cash bonus. R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. Amounts paid in U.S. dollars were converted to Canadian dollars at the average 2019 exchange rate of 1.3269. In 2018 and 2017 the average exchange rate was 1.2957 and 1.2986 respectively.

(f)
The amounts listed in the “Long-term incentive plans” column represent earnings bonus units related to prior year grants that paid out in 2019. These are paid when the maximum settlement value (trigger) or cumulative earnings per share is achieved, or after three years. The amounts in this column do not include the value of earnings bonus units granted in 2019, the value of which will be approximately equal to the cash bonus amount disclosed in the “Annual incentive plans” column for 2019 should the maximum settlement value (trigger) be achieved, or at a reduced level after three years. The earnings bonus unit program is described starting on page 147. R.M. Kruger, D.E. Lyons, B.W. Corson and J.R. Whelan participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. Amounts paid in U.S. dollars were converted to Canadian dollars at the average 2019 exchange rate of 1.3269. In 2018 and 2017 the average exchange rate was 1.2957 and 1.2986 respectively. Their payouts are also subject to a maximum settlement value (trigger) or cumulative earnings per share.

(g)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2019 as set out in the “Pension plan benefits” table on page 164.

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

●	For each named executive officer, the aggregate value of perquisites received in 2019 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.

●
It is noted that in 2019, the actual dividend equivalent payments on the company restricted stock units were $437,429 for R.M. Kruger, $12,096 for D.E. Lyons, $31,900 for J.R. Whelan and $73,230 for T.B. Redburn. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $539,325 for R.M. Kruger, $182,733 for D.E. Lyons, $180,780 for B.W. Corson and $105,589 for J.R. Whelan; these amounts were converted to Canadian dollars at the average 2019 exchange rate of 1.3269.

●
For the named executive officers on expatriate assignment (R.M. Kruger, D.E. Lyons and B.W. Corson), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(i)
“Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”,
“Non-equity
incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2019.

		Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (e)	Market or payout value of share- based awards that have not vested ($) (e)	Market or payout value of vested share- based awards not paid out or distributed ($)

R.M. Kruger (a)	-	-	-	-	599,100	20,579,085	-

D.E. Lyons (b)	-	-	-	-	38,400	1,319,040	-

B.W. Corson (c)	-	-	-	-	78,200	2,686,170	-

J.R. Whelan (d)	-	-	-	-	66,000	2,267,100	-

T.B. Redburn	-	-	-	-	98,050	3,368,018	-

(a)
R.M. Kruger was granted restricted stock units from 2013 to 2019 under the company’s plan. With respect to previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, R.M. Kruger held 118,500 Exxon Mobil Corporation restricted stock whose value on December 31, 2019 was $10,739,686 based on a closing price for Exxon Mobil Corporation shares on December 31, 2019 of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada.

(b)
D.E. Lyons was granted restricted stock units in 2018 and 2019 under the company’s plan. With respect to previous years, D.E. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, D.E. Lyons held 29,850 Exxon Mobil Corporation restricted stock whose value on December 31, 2019 was $2,705,313 based on a closing price for Exxon Mobil Corporation shares on December 31, 2019 of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada.

(c)
B.W. Corson was granted restricted stock units in 2019 under the company’s plan. With respect to previous years, B.W. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, B.W. Corson held 144,200 Exxon Mobil Corporation restricted stock whose value on December 31, 2019 was $13,068,884 based on a closing price for Exxon Mobil Corporation shares on December 31, 2019 of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada.

(d)
J.R. Whelan was granted restricted stock units from 2017 to 2019 under the company’s plan. With respect to previous years, J.R. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, J.R. Whelan held 15,850 Exxon Mobil Corporation restricted stock whose value on December 31, 2019 was $1,436,490 based on a closing price for Exxon Mobil Corporation shares on December 31, 2019 of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada.

(e)
Represents the total of the outstanding restricted stock units received from the company plan in 2013 through 2019. The value is based on the closing price of the company’s shares on December 31, 2019 of $34.35.

Incentive plan awards for named executive officers – Value vested or earned during the year
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (e)	Non-equity incentive plan compensation – Value earned during the year ($) (f)

R.M. Kruger (a)	-	1,504,901	-

D.E. Lyons (b)	-	-	-

B.W. Corson (c)	-	-	-

J.R. Whelan (d)	-	-	-

T.B. Redburn	-	488,227	258,348

(a)
R.M. Kruger received restricted stock units under the company’s plan from 2013 to 2019. In previous years, R.M. Kruger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2019, no restrictions were removed on restricted stock granted under the Exxon Mobil Corporation plan. R.M. Kruger received an annual bonus from Exxon Mobil Corporation in 2019 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. R.M. Kruger received $959,348 with respect to the annual cash bonus received in 2019 and earnings bonus units granted in 2017 and paid out in 2019, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2019 exchange rate of 1.3269.

(b)
Although D.E. Lyons received restricted stock units under the company’s plan in 2018 and 2019, these restricted stock units have not vested. In previous years, D.E. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2019, restrictions were removed on 10,300 Exxon Mobil Corporation restricted stock having a value as at December 31, 2019 of $933,492 based on the closing price of Exxon Mobil Corporation common shares of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada. D.E. Lyons received an annual bonus from Exxon Mobil Corporation in 2019 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. D.E. Lyons received $270,685 with respect to the annual cash bonus received in 2019 and earnings bonus units granted in 2017 and paid out in 2019, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2019 exchange rate of 1.3269.

(c)
Although B.W. Corson received restricted stock units under the company’s plan in 2019, these restricted stock units have not vested. In previous years, B.W. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2019, restrictions were removed on 12,400 Exxon Mobil Corporation restricted stock having a value as at December 31, 2019 of $1,123,815 based on the closing price of Exxon Mobil Corporation common shares of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada. B.W. Corson received an annual bonus from Exxon Mobil Corporation in 2019 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. B.W. Corson received $693,967 with respect to the annual cash bonus received in 2019 and earnings bonus units granted in 2017 and paid out in 2019, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2019 exchange rate of 1.3269.

(d)
Although J.R. Whelan received restricted stock units under the company’s plan from 2017 to 2019, these restricted stock units have not vested. In previous years, J.R. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2019, restrictions were removed on 7,350 Exxon Mobil Corporation restricted stock having a value as at December 31, 2019 of $666,132 based on the closing price of Exxon Mobil Corporation common shares of $69.78 U.S., which was converted to Canadian dollars at the December 31, 2019 close rate of 1.2988 provided by the Bank of Canada. J.R. Whelan received an annual bonus from Exxon Mobil Corporation in 2019 and participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. J.R. Whelan received $211,667 with respect to the annual cash bonus in 2019 and earnings bonus units granted in 2017 and paid out in 2019, which amount was paid in U.S. dollars and converted to Canadian dollars at the average 2019 exchange rate of 1.3269.

(e)
These values show restricted stock units granted by the company that vested in 2019. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For R.M. Kruger the value represents restricted stock units granted in 2014 which vested in 2019. For T.B. Redburn the value represents restricted stock units granted in 2012 and 2016, which vested in 2019.

(f)
These values include amounts paid by the company with respect to the 2019 annual cash bonus and earnings bonus unit granted in 2016 and 2017 which paid out in 2019. It does not include the value of earnings bonus units granted in 2019, the value of which will be approximately equal to the cash bonus amounts disclosed in the Summary compensation table “Annual incentive plans” column in 2019, should the maximum settlement value (trigger) be achieved, or at a reduced level after three years.

Equity compensation plan information
The following table provides information on the common shares of the company that may be issued as of the end of 2019 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	-	-	-
Equity compensation plans not approved by security holders (b)	2,605,890	-	7,875,847
Total	2,605,890		7,875,847

(a)	The company’s stock option plan expired in 2012.

(b)	This is a restricted stock unit plan, which is described starting on page 148.

(c)
The Number of securities to be issued represents the total number of restricted stock units issued since 2008 and still outstanding (4,912,805) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,306,915). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (5,568,932) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,306,915).

Restricted stock units as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2019.

	Maximum number of restricted stock units issuable under the plan (#) (b)	Total number of restricted stock units awarded and outstanding (#)	Total number of restricted stock units available for grant (#)
Number	10,481,737	4,912,805	5,568,932
Percent of outstanding common shares (a)	1.41%	0.66%	0.75%

(a)	As of December 31, 2019, the number of common shares outstanding was 743,902,044.

(b)
The Maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2018 (10,482,387) minus the common shares issued in 2019 pursuant to the vesting of restricted stock units under the plan (650 common shares).

Annual burn rate
The following table provides the annual burn rate associated with the restricted stock unit plan for each of the company’s three most recent fiscal years. The annual burn rate is the number of restricted stock units granted as a percentage of the weighted average number of outstanding shares of the company, which provides a measure of how quickly a company is using its available shares for incentive purposes.

	Number of restricted stock units granted under the plan (#) (a)	Weighted average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2019	854,800	762,680,114	0.11%
2018	739,870	807,517,306	0.09%
2017	758,990	842,943,735	0.09%

(a)	The Number of restricted stock units granted under the plan in the applicable fiscal year.

(b)
The Weighted average number of securities outstanding during the period is the number of securities outstanding at the beginning of the period, adjusted by the number of securities bought back or issued during the period multiplied by a time-weighting factor.

(c)	The Annual burn rate percent is calculated as the Number of restricted stock units granted under the plan divided by the Weighted average number of securities outstanding.

Status of prior long-term incentive compensation plans
The company’s only long-term incentive compensation plan is the restricted stock unit plan described starting on page 148. There are no units outstanding for any historical plan.
Pension plan benefits
The following table provides information for each named executive officer of the company participating in a defined benefit pension plan. Information for named executive officers on assignment from affiliates of the company who participate in a plan provided by such affiliates is disclosed in the footnotes.

Name	Number of years credited service (as of December 31, 2019) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
R.M. Kruger	-	-	-	-	-	-	-
D.E. Lyons	-	-	-	-	-	-	-
B.W. Corson	-	-	-	-	-	-	-
J.R. Whelan (g)	-	-	-	-	-	-	-
T.B. Redburn	34.6	402,600	492,700	7,262,000	(181,500)	897,900	7,978,400

(a)
R.M. Kruger, D.E. Lyons and B.W. Corson participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified
and
non-qualified
plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2019 exchange rate of 1.3269. Under this plan, R.M. Kruger had 38.5 years of credited service, D.E. Lyons had 29.5 years of credited service and B.W. Corson had 36.5 years of credited service. J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution pension plan and defined benefit supplemental pension arrangement. Benefits under these plans are payable in Canadian dollars. Under these plans, J.R. Whelan had 23.4 years of credited service.

(b)
For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum
equivalent upon retirement. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified
and the annual amount calculated under the
non-qualified
plans. For R.M. Kruger this value was $1,353,383. For D.E. Lyons this value was $429,853. For B.W. Corson this value was $929,506.
Non-qualified
plan benefits are payable only as a
lump-sum
equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, benefits are payable only as a lump-sum
equivalent upon retirement. For J.R. Whelan this
lump-sum
value was $1,658,900.

(c)
For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2019. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation pension plan, the annual benefits include the annual lifetime pension from the tax-qualified
and the annual amount calculated under the
non-qualified
plans that would be earned to age 65 assuming final average earnings as at December 31, 2019. For R.M. Kruger this value was $1,501,732. For D.E. Lyons this value was $545,504. For B.W. Corson this value was $1,106,622.
Non-qualified
plan benefits are payable only as a
lump-sum
equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, benefits are payable only as a lump-sum
equivalent upon retirement. For J.R. Whelan the
lump-sum
value that would be earned to age 65 assuming final average earnings as of December 31, 2019 was $1,947,300.

(d)
For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. generally accepted accounting principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated
on service to the date of valuation. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement. For members of the Exxon Mobil Corporation and ExxonMobil Canada Ltd. pension plan respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For R.M. Kruger the opening value was $17,570,645 and the closing value was $17,954,387. For D.E. Lyons the opening value was $5,728,656 the closing value was $6,103,397. For B.W. Corson, the opening value was $12,541,056 and the closing value was $13,053,586. For J.R. Whelan, the opening value was $1,587,500 and the closing value was $1,476,200.

(e)
The value for “Compensatory change” includes service cost for 2019 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2019 and the actual salary and bonus received in 2019. For members of the Exxon Mobil Corporation and ExxonMobil Canada Ltd. pension plans, these values are calculated using the individual’s additional pensionable service in 2019 and earnings as described previously. For R.M. Kruger this value was ($460,858). For D.E. Lyons this value was ($150,729). For B.W. Corson this value was ($63,715). For J.R. Whelan the compensatory value was ($206,700).

(f)
The value for
“Non-compensatory
change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2019 decreased to 3.1 percent, from 3.9 percent at the end of 2018, which had a positive impact on the non-compensatory
change element. For members of the Exxon Mobil Corporation and ExxonMobil Canada Ltd., the value for
“Non-compensatory
change” includes the impact of experience not related to earnings or service. For the Exxon Mobil Corporation plan this includes the effect of interest based on a discount rate of 3.5 percent at the end of 2019, down from 4.4 percent at the end of 2018. For the ExxonMobil Canada Ltd. plan this includes the effect of interest based on a discount rate of 3.1 percent at the end of 2019, down from 3.9 percent at the end of 2018. For R.M. Kruger this value was $844,600. For D.E. Lyons this value was $525,470. For B.W. Corson this value was $576,245. For J.R. Whelan the non-compensatory
value was $95,400.

(g)
J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution plan. Under this plan, the affiliate contributes a percent of base pay to the fund monthly, subject to regulatory limits. The “Accumulated value at start of year” was $588,550, the “Compensatory value” was $140,452 reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end”
was $729,002.

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

Organization/legal

●	fixing of the number of directors

●	director appointments to fill interim vacancies

●	director slate for election by the shareholders

●	officer appointments

●	board governance processes

●	by-laws and administrative resolutions

●	changes in fundamental structure of the corporation

●	shareholder meeting notice and materials

●	non-employee director compensation

●	policies adopted by the board

●	investigations and litigation of a material nature

Financial

●	equity or debt financing

●	dividend declarations

●	financial statements and the related management discussion and analysis, annual and quarterly

●	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating plans/performance
●	near-term and long-range outlooks

●	capital, lease, loan and contributions budgets annually

●	budget additions over $250 million individually

●	quarterly updates of actual and projected capital expenditures

●	capital expenditures or dispositions in excess of $250 million individually

●	entering into any venture that is outside of the corporation’s existing businesses

●	financial and operating results quarterly

●	Canadian and world economic outlooks

●	regional socio-economic reviews

●	information technology, systems and cybersecurity

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

(c)
The term “independent”, shall have the meaning as set out in applicable law, including on the basis of the standards specified by National Instrument
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
non-employee
directors. The following key criteria are considered to be relevant to the work of the board of directors and its committees:
Work Experience
●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations / technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)
Other Expertise
●	Audit committee financial expert
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic / research)
●	Expertise in information technology and cybersecurity oversight (Information technology / Cybersecurity oversight)
●	Expertise in executive compensation policies and practices (Executive compensation)

In addition, the nominations and corporate governance committee may consider the following additional factors:
●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
●	providing diversity in age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).
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
A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:

●	will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act ;

●	will not adversely affect the corporation’s status as a foreign private issuer under U.S. securities legislation;

●	possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;

●	will serve on the boards of other public companies only to the extent that such services do not detract from the director’s ability to devote the necessary time and attention as a director;

●	is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;

●	is free of any present or apparent potential legal impediment or conflict of interest, such as:
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
Canada Business Corporations Act
;

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