Form 10-Q
period 2020-03-31
IMPERIAL OIL LTD
filed 2020-05-06
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
of the Exchange Act of 1934.

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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of March 31, 2020 was 734,076,755.

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2019. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION
Item 1.	Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2020	2019
Revenues and other income
Revenues (a)	6,664	7,965
Investment and other income (note 4)	26	17
Total revenues and other income	6,690	7,982

Expenses
Exploration	1	33
Purchases of crude oil and products (b) (note 13)	4,226	4,895
Production and manufacturing (c)	1,579	1,595
Selling and general (c)	166	213
Federal excise tax and fuel charge	451	394
Depreciation and depletion (note 13)	473	390
Non-service pension and postretirement benefit	30	36
Financing (d) (note 7)	19	28
Total expenses	6,945	7,584

Income (loss) before income taxes	(255)	398

Income taxes	(67)	105

Net income (loss)	(188)	293

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 11)	(0.25)	0.38
Net income (loss) per common share - diluted (note 11)	(0.25)	0.38
(a) Amounts from related parties included in revenues.	1,736	1,722
(b) Amounts to related parties included in purchases of crude oil and products.	739	728
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	183	161
(d) Amounts to related parties included in financing, (note 7).	24	28

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2020	2019
Net income (loss)	(188)	293

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	(114)	18
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	34	27
Total other comprehensive income (loss)	(80)	45

Comprehensive income (loss)	(268)	338
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2020	2019
Assets
Current assets
Cash	1,388	1,718
Accounts receivable, less estimated doubtful accounts (a) (note 5)	1,556	2,699
Inventories of crude oil and products (note 13)	1,051	1,296
Materials, supplies and prepaid expenses	692	616
Total current assets	4,687	6,329
Investments and long-term receivables (b) (note 5)	902	891
Property, plant and equipment,	55,168	54,868
less accumulated depreciation and depletion	(21,092)	(20,665)
Property, plant and equipment, net	34,076	34,203
Goodwill (note 13)	166	186
Other assets, including intangibles, net	582	578
Total assets	40,413	42,187

Liabilities
Current liabilities
Notes and loans payable (c)	229	229
Accounts payable and accrued liabilities (a) (note 9)	3,235	4,260
Income taxes payable	2	106
Total current liabilities	3,466	4,595
Long-term debt (d) (note 8)	4,969	4,961
Other long-term obligations (note 9)	3,733	3,637
Deferred income tax liabilities	4,675	4,718
Total liabilities	16,843	17,911

Shareholders’ equity
Common shares at stated value (e) (note 11)	1,357	1,375
Earnings reinvested	24,204	24,812
Accumulated other comprehensive income (loss) (note 12)	(1,991)	(1,911)
Total shareholders’ equity	23,570	24,276

Total liabilities and shareholders’ equity	40,413	42,187

(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $264 million (2019 - $1,007 million).

(b)	Investments and long-term receivables included amounts from related parties of $303 million (2019 - $296 million).

(c)	Notes and loans payable included amounts to related parties of $111 million (2019 - $111 million).

(d)	Long-term debt included amounts to related parties of $4,447 million (2019 - $4,447 million).

(e)	Number of common shares authorized and outstanding were 1,100 million and 734 million, respectively (2019 - 1,100 million and 744 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2020	2019
Common shares at stated value (note 11)
At beginning of period	1,375	1,446
Share purchases at stated value	(18)	(19)
At end of period	1,357	1,427

Earnings reinvested
At beginning of period	24,812	24,560
Net income (loss) for the period	(188)	293
Share purchases in excess of stated value	(256)	(342)
Dividends declared	(162)	(147)
Cumulative effect of accounting change (note 5)	(2)	-
At end of period	24,204	24,364

Accumulated other comprehensive income (loss) (note 12)
At beginning of period	(1,911)	(1,517)
Other comprehensive income (loss)	(80)	45
At end of period	(1,991)	(1,472)

Shareholders’ equity at end of period	23,570	24,319
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2020	2019
Operating activities
Net income (loss)	(188)	293
Adjustments for non-cash items:
Depreciation and depletion	453	390
Impairment of intangible assets (note 13)	20	-
(Gain) loss on asset sales (note 4)	(7)	5
Inventory write-down to current market value (note 13)	281	-
Deferred income taxes and other	43	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,143	(704)
Inventories, materials, supplies and prepaid expenses	(199)	19
Income taxes payable	(104)	(28)
Accounts payable and accrued liabilities	(1,028)	903
All other items - net (b)	9	129
Cash flows from (used in) operating activities	423	1,003

Investing activities
Additions to property, plant and equipment	(310)	(431)
Proceeds from asset sales (note 4)	9	22
Loans to equity companies - net	(7)	(54)
Cash flows from (used in) investing activities	(308)	(463)

Financing activities
Reduction in finance lease obligations (note 8)	(7)	(7)
Dividends paid	(164)	(149)
Common shares purchased (note 11)	(274)	(361)
Cash flows from (used in) financing activities	(445)	(517)

Increase (decrease) in cash	(330)	23
Cash at beginning of period	1,718	988
Cash at end of period (a)	1,388	1,011
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included contributions to registered pension plans.	(59)	(41)

Income taxes (paid) refunded.	(153)	23
Interest (paid), net of capitalization.	(19)	(28)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)
1.  Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2019 annual report on Form
10-K.
In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2020, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated
.
2.  Accounting changes
Effective January 1, 2020, Imperial adopted the Financial Accounting Standards Board’s update,
Financial Instruments - Credit Losses (Topic 326)
, as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote and considers past events, current conditions and expectations of the future. The standard did not have a material impact on the company’s financial statements.

IMPERIAL OIL LIMITED

3.  Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	1,652	2,240	4,796	5,474	216	251
Intersegment sales	722	948	568	448	44	72
Investment and other income (note 4)	-	-	15	10	-	-
	2,374	3,188	5,379	5,932	260	323
Expenses
Exploration	1	33	-	-	-	-
Purchases of crude oil and products (note 13)	1,650	1,586	3,769	4,582	140	193
Production and manufacturing	1,108	1,156	408	381	63	58
Selling and general	-	-	181	179	25	21
Federal excise tax and fuel charge	-	-	451	394	-	-
Depreciation and depletion (note 13)	417	334	46	46	4	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	3,176	3,109	4,855	5,582	232	276
Income (loss) before income taxes	(802)	79	524	350	28	47
Income tax expense (benefit)	(194)	21	122	93	7	13
Net income (loss)	(608)	58	402	257	21	34
Cash flows from (used in) operating activities	464	280	22	732	(3)	48
Capital and exploration expenditures (b)	231	372	76	129	9	17
Total assets as at March 31 (c) (note 13)	33,367	35,235	4,580	5,556	438	454

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	-	-	-	-	6,664	7,965
Intersegment sales	-	-	(1,334)	(1,468)	-	-
Investment and other income (note 4)	11	7	-	-	26	17
	11	7	(1,334)	(1,468)	6,690	7,982
Expenses
Exploration	-	-	-	-	1	33
Purchases of crude oil and products (note 13)	-	-	(1,333)	(1,466)	4,226	4,895
Production and manufacturing	-	-	-	-	1,579	1,595
Selling and general	(39)	15	(1)	(2)	166	213
Federal excise tax and fuel charge	-	-	-	-	451	394
Depreciation and depletion (note 13)	6	6	-	-	473	390
Non-service pension and postretirement benefit	30	36	-	-	30	36
Financing (note 7)	19	28	-	-	19	28
Total expenses	16	85	(1,334)	(1,468)	6,945	7,584
Income (loss) before income taxes	(5)	(78)	-	-	(255)	398
Income tax expense (benefit)	(2)	(22)	-	-	(67)	105
Net income (loss)	(3)	(56)	-	-	(188)	293
Cash flows from (used in) operating activities	(43)	(57)	(17)	-	423	1,003
Capital and exploration expenditures (b)	15	11	-	-	331	529
Total assets as at March 31 (c) (note 13)	2,242	1,697	(214)	(445)	40,413	42,497

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $1,373 million (2019 - $1,664 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.
(b)	Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.
(c)	In 2019, the company removed $570 million from Total assets and corresponding liabilities in the Downstream segment associated with the Government of Ontario’s revocation of its cap and trade legislation.

IMPERIAL OIL LIMITED

4.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2020	2019
Proceeds from asset sales	9	22
Book value of asset sales	2	27
Gain (loss) on asset sales, before-tax	7	(5)
Gain (loss) on asset sales, after-tax	6	(4)
5.  Allowance for current expected credit loss (CECL)
Effective January 1, 2020, the company adopted the Financial Accounting Standards Board’s update,
Financial Instruments – Credit Losses (Topic 326),
as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and supportable forecasts. The standard requires this expected loss methodology for trade receivables, certain other financial assets and off-balance-sheet
credit exposures.

The cumulative effect adjustment related to the adoption of this standard reduced “Earnings reinvested” in Shareholders’ equity by $2 million.
The company is exposed to credit losses primarily through sales of petroleum products, crude oil, natural gas liquids and natural gas, as well as loans to equity companies and joint venture receivables. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or the company’s assessment of the counterparty’s credit worthiness, contract terms, and other risks. The company can require prepayment or collateral to mitigate certain credit risks.
The company groups financial assets into portfolios that share similar risk characteristics for purposes of determining the allowance for credit losses. Each reporting period, the company assesses whether a significant change in credit loss or risk has occurred. Among the quantitative and qualitative factors considered are historical financial data, current conditions, industry and country risk, current credit ratings and the quality of third-party guarantees secured from the counterparty. Financial assets are written off in whole, or in part, when practical recovery efforts have been exhausted and no reasonable expectation of recovery exists. Subsequent recoveries of amounts previously written off are recognized in earnings. The company manages receivable portfolios using past due balances as a key credit quality indicator.
The company recognizes a credit allowance for

off-balance
-sheet credit exposures as a liability on the balance sheet, separate from the allowance for credit losses related to recognized financial assets. These exposures could include unfunded loans to equity companies and financial guarantees that cannot be cancelled unilaterally by the company.
During the first quarter of 2020, the

COVID-19

pandemic spread rapidly through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The company has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. As of March 31, 2020, the company’s evaluation of financial assets under

Financial Instruments – Credit Losses (Topic 326)
, as amended included $
1,158 million of accounts receivable, net of allowances of $3 million, investments and long-term receivables of $319 million, and off-balance
-sheet
credit exposure of $29 million. The company has determined that, at this time, no credit allowance is required for investments and long-term receivables, and for off-balance
-sheet credit exposures.
1
1

IMPERIAL OIL LIMITED

6.  Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2020	2019
Pension benefits:
Current service cost	76	57
Interest cost	77	81
Expected return on plan assets	(98)	(87)
Amortization of prior service cost	4	-
Amortization of actuarial loss (gain)	38	37
Net periodic benefit cost	97	88

Other postretirement benefits:
Current service cost	6	4
Interest cost	6	5
Amortization of actuarial loss (gain)	3	-
Net periodic benefit cost	15	9

7.
Financing costs

	Three Months to March 31
millions of Canadian dollars	2020	2019
Debt-related interest	34	39
Capitalized interest	(15)	(11)
Net interest expense	19	28
Other interest	-	-
Total financing	19	28

8.  Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2020	2019
Long-term debt	4,447	4,447
Finance leases	522	514
Total long-term debt	4,969	4,961

IMPERIAL OIL LIMITED

9.  Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2020	2019
Employee retirement benefits (a)	1,963	1,822
Asset retirement obligations and other environmental liabilities (b)	1,382	1,388
Share-based incentive compensation liabilities	39	65
Operating lease liability (c)	122	143
Other obligations	227	219
Total other long-term obligations	3,733	3,637

(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2019 - $58 million).

(b)	Total asset retirement obligations and other environmental liabilities also included $124 million in current liabilities (2019 - $124 million).

(c)
Total operating lease liability also included $120 million in current liabilities (2019 - $115 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $29 million (2019 - $6 million).

10.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2020 and December 31, 2019 the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $46 million, gross liabilities of $12 million and collateral payable of $28 million. At December 31, 2019 the carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $0 million, gross liabilities of $2 million and collateral receivable of $6 million.
At March 31, 2020, the net notion
a
l forward long / (short) position of derivative instruments was (450,000) barrels for crude and (60,000) barrels for products. At December 31, 2019, the net notional forward long / (short) position of derivative instruments was (590,000) barrels for crude and 0 barrels for products.
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Three Months to March 31
millions of Canadian dollars	2020	2019
Revenues	1	(2)
Purchases of crude oil and products	34	(6)
Total	35	(8)

IMPERIAL OIL LIMITED

11.  Common shares

	As of Mar 31	As of Dec 31
thousands of shares	2020	2019
Authorized	1,100,000	1,100,000
Common shares outstanding	734,077	743,902
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
Effective April 1, 2020, Imperial suspended its share purchase program. The company purchased 28,697,514 common shares out of the 38,211,086 common shares allowable under the existing normal course issuer bid set to expire on June 26, 2020, including shares purchased from Exxon Mobil
Corporation.

Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	1	-
Purchases at stated value	(38,664)	(71)
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	-	-
Purchases at stated value	(9,825)	(18)
Balance as at March 31, 2020	734,077	1,357
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2020	2019
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	(188)	293
Weighted average number of common shares outstanding (millions of shares)	738.9	777.5
Net income (loss) per common share (dollars)	(0.25)	0.38

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	(188)	293
Weighted average number of common shares outstanding (millions of shares)	738.9	777.5
Effect of employee share-based awards (millions of shares)	2.0	2.3
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	740.9	779.8
Net income (loss) per common share (dollars)	(0.25)	0.38

Dividends per common share - declared (dollars)	0.22	0.19
1
4

IMPERIAL OIL LIMITED

12.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2020	2019
Balance at January 1	(1,911)	(1,517)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(114)	18
Amounts reclassified from accumulated other comprehensive income	34	27
Balance at March 31	(1,991)	(1,472)
Amounts reclassified out of accumulated other comprehensive income (loss) - before tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2020	2019
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(45)	(37)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 6).
Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2020	2019
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(37)	7
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	10
Total	(26)	17
13.  Miscellaneous financial information
Crude oil and product inventories are carried at the lower of current market value or cost, determined under the last-in,
first-out
method (LIFO). In the first quarter of 2020, a
non-cash
charge of $281 million
after-tax
(Upstream - $229 million; Downstream - $52 million) was recorded associated with the carrying value of crude oil inventory exceeding the current market value. The adjustment will be re-evaluated
at the end of each quarter in 2020. The earnings impact may be adjusted upward or downward based on prevailing market prices at the time of future evaluations. At year-end,
the adjustment is considered permanent and is incorporated into the carrying value of the inventory.
As disclosed in Imperial’s 2019 Form
10-K,
goodwill is tested for impairment annually or more frequently if events or circumstances indicate it might be impaired. In light of recent changes in economic conditions and the reduction in the company’s market capitalization during the first quarter of 2020, the company assessed its goodwill balances for impairment and recognized a non-cash
goodwill impairment charge of $20 million in the company’s Upstream segment. The goodwill impairment is reflected in “Depreciation and depletion” in the Consolidated statement of income and “Goodwill” in the Consolidated balance sheet. The remaining balance of goodwill is associated with the Downstream segment.
1
5

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Current economic conditions
During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the
COVID-19
pandemic spread rapidly across Canada and the world resulting in substantial reductions in consumer and business activity and significantly reduced local and global demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil producing countries which led to sharp declines in prices for crude oil, natural gas, and petroleum products. Against this backdrop of economic uncertainty, global financial markets have experienced significant volatility and disruption, which at times have negatively impacted the efficiency of credit markets and available pools of liquidity.
In response to these conditions, the company announced significant reductions in 2020 capital and operating expense spending plans. Capital and exploration expenditures for 2020 are now expected to be $1.1 billion to $1.2 billion, compared to the previously announced $1.6 billion to $1.7 billion. In addition, Imperial has identified opportunities to reduce 2020 operating expenses by $500 million compared to 2019 levels.
At the end of March 31, 2020, the company’s cash balance was $1.4 billion. Imperial’s financial strength represents a competitive advantage of strategic importance. While internally generated funds cover the majority of its financial requirements, Imperial may extend its commercial paper program, access capital markets to issue long-term debt, or draw on unused lines of credit to strengthen its liquidity.
The effect of
COVID-19
and the current business environment on supply and demand patterns is expected to result in negative impacts on Imperial’s financial and operating results over the near-term. Should industry conditions near the end of the first quarter persist for an extended period into the future, the company expects lower realized prices for its products to result in reduced earnings and cash generated from operations compared to previous periods. In response to the current economic conditions, the company plans to operate certain assets at reduced rates in the second quarter of 2020. The company has advanced the start and extended the duration of Kearl’s planned turnaround in an effort to reduce on-site staffing levels and to better balance near-term production with demand. The turnaround will now begin in early May and will continue until late June, and is expected to reduce Kearl’s total gross production to average approximately 150,000 barrels per day for the second quarter of 2020. Regarding Syncrude, the coker turnaround activities, which had previously been deferred to the third quarter, will be advanced and begin in the second quarter. As a result, it is expected that Syncrude’s production will be reduced to average approximately 45,000 to 50,000 barrels per day (Imperial’s share) for the second quarter of 2020. Additionally, the company continues to evaluate the timing and scope of other planned turnaround activities across its operations. These activities will be managed to ensure the health and safety of site personnel. Refinery utilization rates and petroleum product sales were reduced at the end of the first quarter of 2020, driven by the significant decline in demand for petroleum products in Canada, and are expected to remain lower in the second quarter of 2020 compared to previous periods. However, the length and severity of decreased demand due to
COVID-19
and the current business environment are highly uncertain, with the future supply and demand patterns inherently difficult to predict.
While the company’s view of long-term supply and demand fundamentals has not changed significantly, future reductions in the range of its long-term price outlooks could put a portion of its long-lived assets at risk for impairment. However, due to the inherent difficulty in predicting future commodity prices, and the relationship between industry prices and costs, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges related to the company’s long-lived assets.
As disclosed in Imperial’s 2019 Form
10-K,
low crude oil and natural gas prices can impact the company’s proved reserves as reported under U.S. Securities and Exchange Commission (SEC) rules. If prices seen near the end of the first quarter persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities of crude oil and natural gas may not qualify as proved reserves at year-end
2020. Since proved reserves estimates can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework and significant changes in long-term oil and gas price levels, it is not practicable to reasonably estimate the range of any potential future revisions to the company’s proved reserves for year-end
2020 reporting.

IMPERIAL OIL LIMITED

The Government of Canada implemented the Canada Emergency Wage Subsidy as part of Canada’s
COVID-19
response plan, and the company plans to submit an application.
The company has taken steps, in line with federal and provincial guidelines and restrictions, to limit the spread of
COVID-19
among employees, contractors and the broader community, while also maintaining operations to ensure reliable supply of products to customers as a provider of essential services. Further measures have been implemented across the organization, including voluntary
COVID-19
testing and modified work schedules at remote camp facilities. The company maintains robust business continuity plans, which have been activated to minimize the impact of
COVID-19
on workforce productivity.

IMPERIAL OIL LIMITED

Operating results
First quarter 2020 vs. first quarter 2019
The company recorded a net loss of $188 million or $0.25 per share on a diluted basis in the first quarter of 2020, compared to net income of $293 million or $0.38 per share in the same period of 2019. Due to a significant decline in commodity prices at the end of March, first quarter 2020 results include non-cash
charges of $281 million associated with the revaluation of the company’s inventory and $20 million associated with a goodwill impairment.
Upstream recorded a net loss of $608 million in the first quarter of 2020, compared to net income of $58 million in the same period of 2019, reflecting non-cash
charges of $229 million associated with the revaluation of the company’s inventory and $20 million associated with a goodwill impairment. Results were also negatively impacted by lower crude oil realizations of about $630 million, partially offset by lower royalties of about $110 million and favourable foreign exchange effects of about $50 million.
West Texas Intermediate (WTI) averaged US$45.78 per barrel in the first quarter of 2020, down from US$54.90 per barrel in the same quarter of 2019. Western Canada Select (WCS) averaged US$25.60 per barrel and US$42.44 per barrel for the same periods. The WTI / WCS differential widened during the first quarter of 2020 to average approximately US$20 per barrel for the quarter, compared to around US$12 per barrel in the same period of 2019.
The Canadian dollar averaged US$0.74 in the first quarter of 2020, a decrease of US$0.01 from the first quarter of 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in the quarter, primarily due to a decrease in WCS. Bitumen realizations averaged $18.08 per barrel in the first quarter of 2020, compared to $48.85 per barrel in the first quarter of 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $58.94 per barrel in the first quarter of 2020, compared to $69.34 per barrel in the same period of 2019.
Total gross production of Kearl bitumen averaged 226,000 barrels per day in the first quarter (160,000 barrels Imperial’s share), up from 180,000 barrels per day (127,000 barrels Imperial’s share) in the first quarter of 2019. Higher production was mainly due to the ramp-up
of the supplemental crushing facilities through the first quarter of 2020.
Gross production of Cold Lake bitumen averaged 140,000 barrels per day in the first quarter, compared to 145,000 barrels per day in the same period of 2019.
The company’s share of gross production from Syncrude averaged 73,000 barrels per day, compared to 78,000 barrels per day in the first quarter of 2019. Syncrude production was impacted by unplanned maintenance which was partially completed in the quarter, with the remainder to be completed in the second quarter.
Downstream net income was $402 million in the first quarter of 2020, up from $257 million in the same period of 2019. Improved results reflect higher margins of about $190 million and lower net impacts from reliability events of about $50 million, partially offset by lower sales volumes of about $50 million and a non-cash
charge of $52 million associated with the revaluation of the company’s inventory.
Refinery throughput averaged 383,000 barrels per day, unchanged from the first quarter of 2019. Capacity utilization was 91 percent in the first quarter of 2020 and 2019.
Petroleum product sales were 462,000 barrels per day, compared to 477,000 barrels per day in the first quarter of 2019. Lower petroleum product sales were mainly due to reduced demand in March from the
COVID-19
pandemic.

IMPERIAL OIL LIMITED

Chemical net income was $21 million in the first quarter, compared to net income of $34 million from the same quarter of 2019.
Corporate and other expenses were $3 million in the first quarter, compared to $56 million in the same period of 2019, mainly due to lower share-based compensation charges.
Liquidity and capital resources
Cash flow generated from operating activities was $423 million in the first quarter, compared with $1,003 million in the corresponding period in 2019, primarily reflecting lower realizations in the Upstream and unfavourable working capital impacts.
Investing activities used net cash of $308 million in the first quarter, compared with $463 million used in the same period of 2019, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $445 million in the first quarter, compared with $517 million used in the first quarter of 2019. Dividends paid in the first quarter of 2020 were $164 million. The per share dividend paid in the first quarter was $0.22, up from $0.19 in the same period of 2019. During the first quarter, the company, under its share purchase program, purchased about 9.8 million shares for $274 million, including shares purchased from Exxon Mobil Corporation. In the first quarter of 2019, the company purchased about 10 million shares for $361 million.
The company’s cash balance was $1,388 million at March 31, 2020, versus $1,011 million at the end of first quarter 2019.
On March 31, 2020, the company announced by news release the suspension of its share purchase program effective April 1, 2020. The company purchased 28,697,514 common shares out of the 38,211,086 common shares allowable under the existing normal course issuer bid set to expire on June 26, 2020, including shares purchased from Exxon Mobil Corporation. Purchase plans may be modified at any time without prior notice.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivatives instruments and effectiveness of risk mitigation; anticipated purchases under the share purchase program; the adjusted capital outlook of $1.1 billion to $1.2 billion for 2020; completion of unplanned maintenance at Syncrude in the second quarter; reductions in capital and operating expenses in light of the current business environment; the company’s financial strength as a competitive advantage, including the ability to cover financial requirements with internally generated funds and potential actions to strengthen liquidity; near term impacts from
COVID-19
and the business environment, including negative impacts on Upstream production, Downstream refinery utilization and product sales; impacts from an extended period of current industry conditions, including lower earnings, cash from operations and operating assets at reduced rates; changes to the timing and duration of Kearl and Syncrude turnaround activities, and reduced production for the second quarter; timing and scope of planned turnaround activities across operations; expected lower refinery utilization rates and petroleum products sales in the second quarter; the company’s view of long-term supply and demand fundamentals; the impacts of future reductions in long-term price outlooks, including impairment of long-lived assets; the impact of extended low oil and natural gas prices on proved reserves under SEC rules; applying for the Canada Emergency Wage Subsidy; the impact of measures implemented in response to
COVID-19
; and the impact of market uncertainty on earnings sensitivities.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to
COVID-19
outbreaks; the company’s ability to effectively execute on its business continuity plans and pandemic response activities; the ability to achieve cost savings and adjust maintenance work; refinery utilization and product sales; applicable laws and government policies, including production curtailment and restrictions in response to
COVID-19;
financing sources and capital structure, including the ability to issue long-term debt; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices and the impact of
COVID-19
on demand; general economic conditions; availability and allocation of capital; currency exchange rates; transportation for accessing markets; political or regulatory events, including changes in law or government policy such as production curtailment and actions in response to
COVID-19;
availability and performance of third party service providers, including in light of restrictions related to
COVID-19;
management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; operational hazards and risks; cybersecurity incidents; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K
and subsequent interim reports on Form
10-Q.
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

Overall information about market risks for the three months ended March 31, 2020, does not differ materially from that discussed on page 27 of the company’s annual report on Form
10-K
for the year ended December 31, 2019. Current market conditions of production oversupply as well as demand reduction due to the
COVID-19
pandemic have led to a significant decrease in commodity prices. The company’s earnings sensitivities have changed in response to the recent decline in prices and continue to fluctuate given ongoing market uncertainty.
Item 4.	Controls and procedures

As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 1A.	Risk factors

The risk factors that are discussed in Item 1A of the company’s annual report on Form
10-K
for the year ended December 31, 2019 reference risk factors related to commodity supply and demand, and public health. These risk factors encompass, among other things, current production oversupply, as a result of increased production in key producing countries as well as demand reduction due to the
COVID-19
pandemic that was characterized as a global pandemic in March, 2020, and have led to a significant decrease in commodity prices.
As a result of
COVID-19,
governments in many countries have mandated quarantines, closures, stay-at-home
orders and travel restrictions that have had a significant impact on demand for the company’s products. While these effects are expected to be temporary, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time and continued or new restrictions could further impact the demand for products.
Imperial’s future business results, including cash flows and financing needs, will be affected by the extent and duration of these conditions and the effectiveness of responsive actions that the company and others take, including our actions to reduce capital and operating expenses and government actions to address the
COVID-19
pandemic. The impact of
COVID-19
could also have an effect on the financial markets and result in an increase to the cost of capital. The company’s results will also be affected by any resulting negative impacts on national and global economies and markets from a prolonged decrease of economic activity.
To date, the company has had positive
COVID-19
cases at its operating sites that have not had a material impact on its operations or business. However, if the company’s mitigation and response efforts prove insufficient, large outbreaks of epidemics, pandemics or other health crises such as
COVID-19
at operating sites, particularly in remote locations and where work camps are utilized, could impact the company’s personnel and its operations. The company could also be impacted by disruption to supply chains, methods of distribution and key third party service providers, which could impact the ability to produce or sell its products, as well as increasing the costs associated with its operations and decreasing revenues and margins.
The company has initiated numerous emergency response and business continuity plans, and a substantial portion of the company’s workforce has implemented remote working arrangements. If the company is not able to effectively operate and manage through these plans and alternative arrangements, the negative impacts could include reduced productivity and increased costs.
At this time, the
COVID-19
pandemic continues to rapidly evolve and it is difficult to predict the ultimate impact of it or the timing of any resolution of the current supply imbalances. We continue to monitor market developments and evaluate the impacts of decreased demand on our production levels, as well as impacts on project development and future production.

IMPERIAL OIL LIMITED

Item 2.	Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

January 2020
(January 1 - January 31)	3,431,051	34.20	3,431,051	15,907,810
February 2020
(February 1 - February 29)	2,963,181	31.14	2,963,181	12,944,629
March 2020
(March 1 - March 31)	3,431,057	18.86	3,431,057	9,513,572	(b)

(a)	On June 21, 2019, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 38,211,086 common shares during the period June 27, 2019 to June 26, 2020. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 26, 2020.

(b)	On March 31, 2020, the company announced by news release the suspension of its share purchase program effective April 1, 2020. The company purchased 28,697,514 common shares out of the 38,211,086 common shares allowable under the existing normal course issuer bid set to expire on June 26, 2020, including shares purchased from Exxon Mobil Corporation. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

IMPERIAL OIL LIMITED

Item 6.	Exhibits

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

Imperial Oil Limited (Registrant)

Date: May 6, 2020	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: May 6, 2020	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary