Form 10-Q
period 2020-06-30
IMPERIAL OIL LTD
filed 2020-08-05
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of June 30, 2020 was 734,076,755.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION

Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2020	2019	2020	2019
Revenues and other income
Revenues (a)	3,666	9,228	10,330	17,193
Investment and other income (note 4)	44	33	70	50
Total revenues and other income	3,710	9,261	10,400	17,243

Expenses
Exploration	3	5	4	38
Purchases of crude oil and products (b) (note 13)	2,115	5,662	6,341	10,557
Production and manufacturing (c)	1,273	1,715	2,852	3,310
Selling and general (c)	183	236	349	449
Federal excise tax and fuel charge	369	463	820	857
Depreciation and depletion (note 13)	413	392	886	782
Non-service pension and postretirement benefit	30	36	60	72
Financing (d) (note 7)	17	23	36	51
Total expenses	4,403	8,532	11,348	16,116

Income (loss) before income taxes	(693)	729	(948)	1,127

Income taxes	(167)	(483)	(234)	(378)

Net income (loss)	(526)	1,212	(714)	1,505

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 11)	(0.72)	1.58	(0.97)	1.95
Net income (loss) per common share - diluted (note 11)	(0.72)	1.57	(0.97)	1.94

(a) Amounts from related parties included in revenues.	747	2,234	2,483	3,956

(b) Amounts to related parties included in purchases of crude oil and products.	396	908	1,135	1,636

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	138	161	321	322

(d) Amounts to related parties included in financing, (note 7).	14	24	38	52
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2020	2019	2020	2019
Net income (loss)	(526)	1,212	(714)	1,505

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	(114)	18
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	34	28	68	55
Total other comprehensive income (loss)	34	28	(46)	73

Comprehensive income (loss)	(492)	1,240	(760)	1,578
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at June 30	As at Dec 31
millions of Canadian dollars	2020	2019
Assets
Current assets
Cash	233	1,718
Accounts receivable, less estimated doubtful accounts (a) (note 5)	1,866	2,699
Inventories of crude oil and products (note 13)	1,253	1,296
Materials, supplies and prepaid expenses	741	616
Total current assets	4,093	6,329
Investments and long-term receivables (b) (note 5)	882	891
Property, plant and equipment,	55,358	54,868
less accumulated depreciation and depletion	(21,497)	(20,665)
Property, plant and equipment, net	33,861	34,203
Goodwill (note 13)	166	186
Other assets, including intangibles, net	498	578
Total assets	39,500	42,187

Liabilities
Current liabilities
Notes and loans payable (c)	228	229
Accounts payable and accrued liabilities (a) (note 9)	3,176	4,260
Income taxes payable	-	106
Total current liabilities	3,404	4,595
Long-term debt (d) (note 8)	4,965	4,961
Other long-term obligations (note 9)	3,753	3,637
Deferred income tax liabilities	4,462	4,718
Total liabilities	16,584	17,911

Shareholders’ equity
Common shares at stated value (e) (note 11)	1,357	1,375
Earnings reinvested	23,516	24,812
Accumulated other comprehensive income (loss) (note 12)	(1,957)	(1,911)
Total shareholders’ equity	22,916	24,276

Total liabilities and shareholders’ equity	39,500	42,187
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $317 million (2019 - $1,007 million).
(b)	Investments and long-term receivables included amounts from related parties of $311 million (2019 - $296 million).
(c)	Notes and loans payable included amounts to related parties of $111 million (2019 - $111 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2019 - $4,447 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 734 million, respectively (2019 - 1,100 million and 744 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Common shares at stated value (note 11)
At beginning of period	1,357	1,427	1,375	1,446
Share purchases at stated value	-	(17)	(18)	(36)
At end of period	1,357	1,410	1,357	1,410

Earnings reinvested
At beginning of period	24,204	24,364	24,812	24,560
Net income (loss) for the period	(526)	1,212	(714)	1,505
Share purchases in excess of stated value	-	(351)	(256)	(693)
Dividends declared	(162)	(169)	(324)	(316)
Cumulative effect of accounting change (note 5)	-	-	(2)	-
At end of period	23,516	25,056	23,516	25,056

Accumulated other comprehensive income (loss) (note 12)
At beginning of period	(1,991)	(1,472)	(1,911)	(1,517)
Other comprehensive income (loss)	34	28	(46)	73
At end of period	(1,957)	(1,444)	(1,957)	(1,444)

Shareholders’ equity at end of period	22,916	25,022	22,916	25,022
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Operating activities
Net income (loss)	(526)	1,212	(714)	1,505
Adjustments for non-cash items:
Depreciation and depletion	413	392	866	782
Impairment of intangible assets (note 13)	-	-	20	-
(Gain) loss on asset sales (note 4)	(10)	(11)	(17)	(6)
Inventory write-down to current market value (note 13)	(281)	-	-	-
Deferred income taxes and other	(242)	(471)	(199)	(475)
Changes in operating assets and liabilities:
Accounts receivable	(310)	99	833	(605)
Inventories, materials, supplies and prepaid expenses	117	(40)	(82)	(21)
Income taxes payable	(2)	(9)	(106)	(37)
Accounts payable and accrued liabilities	(46)	(175)	(1,074)	728
All other items - net (b)	71	29	80	158
Cash flows from (used in) operating activities	(816)	1,026	(393)	2,029

Investing activities
Additions to property, plant and equipment	(205)	(394)	(515)	(825)
Proceeds from asset sales (note 4)	40	14	49	36
Loans to equity companies - net	(7)	(49)	(14)	(103)
Cash flows from (used in) investing activities	(172)	(429)	(480)	(892)

Financing activities
Reduction in finance lease obligations (note 8)	(5)	(6)	(12)	(13)
Dividends paid	(162)	(147)	(326)	(296)
Common shares purchased (note 11)	-	(368)	(274)	(729)
Cash flows from (used in) financing activities	(167)	(521)	(612)	(1,038)

Increase (decrease) in cash	(1,155)	76	(1,485)	99
Cash at beginning of period	1,388	1,011	1,718	988
Cash at end of period (a)	233	1,087	233	1,087

(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

(b) Included contributions to registered pension plans.	(41)	(57)	(100)	(98)

Income taxes (paid) refunded.	1	23	(152)	46
Interest (paid), net of capitalization.	(17)	(23)	(36)	(51)
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
The results for the six months ended June 30, 2020, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.
2.  Accounting changes
Effective January 1, 2020, Imperial adopted the Financial Accounting Standards Board’s update,
Financial Instruments—Credit Losses (Topic 326)
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

IMPERIAL OIL LIMITED

3.  Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	908	2,587	2,587	6,375	171	266
Intersegment sales	262	1,116	124	487	27	48
Investment and other income (note 4)	10	4	27	19	1	-
	1,180	3,707	2,738	6,881	199	314
Expenses
Exploration	3	5	-	-	-	-
Purchases of crude oil and products (note 13)	512	1,802	1,896	5,338	119	171
Production and manufacturing	884	1,171	343	474	46	70
Selling and general	-	-	135	201	21	23
Federal excise tax and fuel charge	-	-	369	463	-	-
Depreciation and depletion (note 13)	363	338	40	46	4	3
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	1,762	3,316	2,783	6,522	190	267
Income (loss) before income taxes	(582)	391	(45)	359	9	47
Income taxes	(138)	(594)	(13)	101	2	9
Net income (loss)	(444)	985	(32)	258	7	38
Cash flows from (used in) operating activities	(968)	585	88	423	46	52
Capital and exploration expenditures (b)	145	301	51	111	2	6

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	-	-	-	-	3,666	9,228
Intersegment sales	-	-	(413)	(1,651)	-	-
Investment and other income (note 4)	6	10	-	-	44	33
	6	10	(413)	(1,651)	3,710	9,261
Expenses
Exploration	-	-	-	-	3	5
Purchases of crude oil and products (note 13)	-	-	(412)	(1,649)	2,115	5,662
Production and manufacturing	-	-	-	-	1,273	1,715
Selling and general	28	14	(1)	(2)	183	236
Federal excise tax and fuel charge	-	-	-	-	369	463
Depreciation and depletion (note 13)	6	5	-	-	413	392
Non-service pension and postretirement benefit	30	36	-	-	30	36
Financing (note 7)	17	23	-	-	17	23
Total expenses	81	78	(413)	(1,651)	4,403	8,532
Income (loss) before income taxes	(75)	(68)	-	-	(693)	729
Income taxes	(18)	1	-	-	(167)	(483)
Net income (loss)	(57)	(69)	-	-	(526)	1,212
Cash flows from (used in) operating activities	1	(34)	17	-	(816)	1,026
Capital and exploration expenditures (b)	9	11	-	-	207	429

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $739 million (2019 - $2,152 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	2,560	4,827	7,383	11,849	387	517
Intersegment sales	984	2,064	692	935	71	120
Investment and other income (note 4)	10	4	42	29	1	-
	3,554	6,895	8,117	12,813	459	637
Expenses
Exploration	4	38	-	-	-	-
Purchases of crude oil and products (note 13)	2,162	3,388	5,665	9,920	259	364
Production and manufacturing	1,992	2,327	751	855	109	128
Selling and general	-	-	316	380	46	44
Federal excise tax and fuel charge	-	-	820	857	-	-
Depreciation and depletion (note 13)	780	672	86	92	8	7
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	4,938	6,425	7,638	12,104	422	543
Income (loss) before income taxes	(1,384)	470	479	709	37	94
Income tax expense (benefit)	(332)	(573)	109	194	9	22
Net income (loss)	(1,052)	1,043	370	515	28	72
Cash flows from (used in) operating activities	(504)	865	110	1,155	43	100
Capital and exploration expenditures (b)	376	673	127	240	11	23
Total assets as at June 30 (note 13)	33,591	35,059	4,683	5,041	404	451

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	-	-	-	-	10,330	17,193
Intersegment sales	-	-	(1,747)	(3,119)	-	-
Investment and other income (note 4)	17	17	-	-	70	50
	17	17	(1,747)	(3,119)	10,400	17,243
Expenses
Exploration	-	-	-	-	4	38
Purchases of crude oil and products (note 13)	-	-	(1,745)	(3,115)	6,341	10,557
Production and manufacturing	-	-	-	-	2,852	3,310
Selling and general	(11)	29	(2)	(4)	349	449
Federal excise tax and fuel charge	-	-	-	-	820	857
Depreciation and depletion (note 13)	12	11	-	-	886	782
Non-service pension and postretirement benefit	60	72	-	-	60	72
Financing (note 7)	36	51	-	-	36	51
Total expenses	97	163	(1,747)	(3,119)	11,348	16,116
Income (loss) before income taxes	(80)	(146)	-	-	(948)	1,127
Income tax expense (benefit)	(20)	(21)	-	-	(234)	(378)
Net income (loss)	(60)	(125)	-	-	(714)	1,505
Cash flows from (used in) operating activities	(42)	(91)	-	-	(393)	2,029
Capital and exploration expenditures (b )	24	22	-	-	538	958
Total assets as at June 30 (note 13)	1,088	1,822	(266)	(444)	39,500	41,929

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $2,112 million (2019—$3,816 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

4.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Proceeds from asset sales	40	14	49	36
Book value of asset sales	30	3	32	30
Gain (loss) on asset sales, before tax	10	11	17	6
Gain (loss) on asset sales, after tax	9	10	15	6
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
off-balance-sheet
credit exposures as a liability on the balance sheet, separate from the allowance for credit losses related to recognized financial assets. These exposures could include unfunded loans to equity companies and financial guarantees that cannot be cancelled unilaterally by the company.
During the first half of 2020, the COVID-19 pandemic spread rapidly through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The company has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. At June 30, 2020, the company’s evaluation of financial assets under
Financial Instruments – Credit Losses (Topic 326)
, as amended included $1,420 million of accounts receivable, net of allowances of $4 million, and investments and long-term receivables of $326 million. The company has determined that, at this time, no credit allowance is required for investments and long-term receivables. There is currently no off-balance-sheet
credit exposure.

IMPERIAL OIL LIMITED

6.  Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Pension benefits:
Current service cost	77	57	153	114
Interest cost	77	81	154	162
Expected return on plan assets	(98)	(88)	(196)	(175)
Amortization of prior service cost	3	-	7	-
Amortization of actuarial loss (gain)	39	38	77	75
Net periodic benefit cost	98	88	195	176

Other postretirement benefits:
Current service cost	6	4	12	8
Interest cost	6	6	12	11
Amortization of actuarial loss (gain)	3	(1)	6	(1)
Net periodic benefit cost	15	9	30	18
7. Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Debt-related interest	26	34	60	73
Capitalized interest	(9)	(11)	(24)	(22)
Net interest expense	17	23	36	51
Other interest	-	-	-	-
Total financing	17	23	36	51
During the
second
quarter of 2020, in addition to existing credit facilities of $500 million, the company entered into a $500 million committed short-term line of credit to May 2021, and a $300 million committed short-term line of credit to June 2021. The company has not drawn on any of its credit facilities.
8.  Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2020	2019
Long-term debt	4,447	4,447
Finance leases	518	514
Total long-term debt	4,965	4,961

IMPERIAL OIL LIMITED

9.  Other long-term obligations

	As at June 30	As at Dec 31
millions of Canadian dollars	2020	2019
Employee retirement benefits (a)	1,977	1,822
Asset retirement obligations and other environmental liabilities (b)	1,384	1,388
Share-based incentive compensation liabilities	54	65
Operating lease liability (c)	107	143
Other obligations	231	219
Total other long-term obligations	3,753	3,637
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2019 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $124 million in current liabilities (2019 - $124 million).
(c)
Total operating lease liability also included $106 million in current liabilities (2019 - $115 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $27 million (2019 - $6 million).

10.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2020 and December 31, 2019 the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
At June 30, 2020, the carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $27 million, gross liabilities of $74 million and collateral receivable of $70 million, with the net effects reflected in “Accounts receivable, less estimated doubtful accounts” on the Consolidated balance sheet. At December 31, 2019 the carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $0 million, gross liabilities of $2 million and collateral receivable of $6 million.
At June 30, 2020, the net notional forward long / (short) position of derivative instruments was (1,920,000) barrels for crude and (240,000) barrels for products. At December 31, 2019, the net notional forward long / (short) position of derivative instruments was (590,000) barrels for crude and 0 barrels for products.
Realized and unrealized gain or (loss) on derivative instruments recognized on the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Revenues	(9)	-	(8)	(2)
Purchases of crude oil and products	(52)	-	(18)	(6)
Total	(61)	-	(26)	(8)

IMPERIAL OIL LIMITED

11.  Common shares

	As of June 30	As of Dec 31
thousands of shares	2020	2019
Authorized	1,100,000	1,100,000
Common shares outstanding	734,077	743,902
The
12-month
normal course issuer bid program that was in place during the second quarter of 2020, came into effect on June 27, 2019. The program enabled the company to purchase up to a maximum of 38,211,086 common shares (5 percent of the total shares on June 13, 2019), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent. The program ended on June 26, 2020, and purchases under this program were suspended on April 1, 2020. Upon expiration, the company had purchased 28,697,514 shares under the program.
The current
12-month
limited normal course issuer bid program came into effect on June 29, 2020 and is used primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan. The program enables the company to purchase up to a maximum of 50,000 common shares, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	1	-
Purchases at stated value	(38,664)	(71)
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	-	-
Purchases at stated value	(9,825)	(18)
Balance as at June 30, 2020	734,077	1,357
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

			Six Months
	Second Quarter		to June 30
	2020	2019	2020	2019
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	(526)	1,212	(714)	1,505
Weighted average number of common shares outstanding (millions of shares)	734.1	767.4	736.5	772.5
Net income (loss) per common share (dollars)	(0.72)	1.58	(0.97)	1.95

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	(526)	1,212	(714)	1,505
Weighted average number of common shares outstanding (millions of shares)	734.1	767.4	736.5	772.5
Effect of employee share-based awards (millions of shares) (a)	-	2.5	-	2.4
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	734.1	769.9	736.5	774.9
Net income (loss) per common share (dollars)	(0.72)	1.57	(0.97)	1.94

Dividends per common share - declared (dollars)	0.22	0.22	0.44	0.41
(a)
For Second Quarter 2020 and Six Months to June 30, 2020, the Net income (loss) per common share – diluted excludes the effect of 2.0 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

IMPERIAL OIL LIMITED

12.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2020	2019
Balance at January 1	(1,911)	(1,517)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(114)	18
Amounts reclassified from accumulated other comprehensive income	68	55
Balance at June 30	(1,957)	(1,444)
Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(45)	(37)	(90)	(74)
(a)    This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 6).
Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2020	2019	2020	2019
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	(37)	7
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	9	22	19
Total	11	9	(15)	26
13.  Miscellaneous financial information
Crude oil and product inventories are carried at the lower of current market value or cost, determined under the last-in,
first-out
method (LIFO). In the first quarter of 2020, a
non-cash
charge of $281 million
after-tax
was recorded associated with the carrying value of crude oil inventory exceeding the current market value. In the second quarter of 2020, the first quarter’s temporary non-cash
inventory charge was reversed. The inventory balance will continue to be re-evaluated
at the end of each quarter. At
year-end,
any adjustment to the carrying value is considered a permanent adjustment.
As disclosed in Imperial’s 2019 Form
10-K,
goodwill is tested for impairment annually or more frequently if events or circumstances indicate it might be impaired. In the first quarter of 2020, with the change in economic conditions and the reduction in the company’s market capitalization, the company assessed its goodwill balances for impairment and recognized a non-cash
goodwill impairment charge of $20 million in the company’s Upstream segment. The goodwill impairment is reflected in “Depreciation and depletion” on the Consolidated statement of income and “Goodwill” on the Consolidated balance sheet. The remaining balance of goodwill is associated with the Downstream segment.

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations
Current economic conditions
In early 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly across Canada and the world resulting in substantial reductions in consumer and business activity and significantly reduced local and global demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing
countries which led to sharp declines in prices for crude oil, natural gas, and petroleum products. During the second quarter, the effects of COVID-19 continued to affect the world’s major economies, and market conditions reflected considerable uncertainty. In Canada, consumer and business activity exhibited some signs of recovery, but relative to prior periods continues to be negatively affected by the pandemic. Key oil-producing
countries have taken steps to reduce oversupply of crude oil and petroleum products, and credit markets appear to have stabilized, providing sufficient liquidity to credit-worthy companies.
In late March, the company announced significant reductions in 2020 capital and operating expense spending plans. Capital and exploration expenditures in 2020 are expected to be $1.1 billion to $1.2 billion, compared to the previously announced $1.6 billion to $1.7 billion. In addition, Imperial has identified and progressed opportunities to reduce 2020 operating expenses by $500 million compared to 2019 levels.
During the second quarter of 2020, the company entered into two additional committed short-term lines of credit totalling $800 million to supplement its existing lines of credit of $500 million. Both credit facilities will expire within one year and may be renewed or replaced according to the company’s financing needs and business environment. At the end of June 30, 2020, the company’s cash balance was $233 million, and it
has not drawn on any of its lines of credit.

The company’s total debt did not increase during the second quarter.
The effect of COVID-19 and the current business environment on supply and demand patterns has negatively impacted Imperial’s financial and operating results in the first six months of 2020. Unless industry conditions seen thus far in 2020 improve significantly in the latter half of the year, the company expects lower realized prices for its products to result in substantially lower earnings and cash generated from operations than in 2019. In response to these conditions, the company operated certain assets at reduced rates in the second quarter of 2020, and extended plans to operate certain assets at reduced rates in the third quarter. The company advanced the start and extended the duration of a planned turnaround at one of Kearl’s two plants in an effort to reduce on-site
staffing levels and to better balance near-term production with demand. The turnaround began early May and was completed late June. While Kearl’s total gross production was reduced to an average of 190,000 barrels per day (135,000 barrels Imperial’s share) for the second quarter of 2020, total gross production was up from the previously announced estimate of approximately 150,000 barrels per day for the quarter, primarily driven by a partial recovery in market demand and strong plant performance. A planned turnaround at the second of Kearl’s two plants was also advanced and began mid-July,
with anticipated completion late August. With the extended duration of these turnarounds, Imperial now expects total gross production at Kearl to average approximately 220,000 barrels per day for the full-year 2020, compared to the previous annual estimate of 240,000 barrels per day for 2020. At Cold Lake, Imperial expects full-year gross production to average approximately 135,000 barrels per day, compared to the previous annual estimate of 140,000 barrels per day for 2020. Regarding Syncrude, coker turnaround activities, which had previously been deferred to the third quarter, began early May and are expected to extend until late September. Additionally, the company continues to evaluate and adjust the timing and scope of other maintenance activities across its operations. These activities will be managed to ensure the health and safety of site personnel. Refinery utilization rates and petroleum product sales were reduced through the second quarter of 2020, driven by the significant decline in demand for petroleum products in Canada, but are expected to improve in the third quarter. However, the length and severity of decreased demand due to COVID-19 and the current business environment are highly uncertain, with the future supply and demand patterns inherently difficult to predict.

IMPERIAL OIL LIMITED

The company has reviewed its near-term spending reductions, near-term production impacts and expected near-term price levels to determine whether they put its long-lived assets at risk for impairment. Despite the challenging environment, the company’s view of long-term supply and demand fundamentals has not changed significantly. However, the company continues to assess its strategic plans and longer-term price views, taking into account current and developing industry and economic conditions, as part of its annual planning process. Depending on the outcome of that process, including in particular any significant future changes in the company’s strategic plans or longer-term price views, a portion of the company’s long-lived assets could be at risk for impairment. Due to interdependencies among the many elements critical to that planning process that are still unresolved or uncertain, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges.
As disclosed in Imperial’s 2019 Form
10-K,
low crude oil and natural gas prices can impact the company’s estimates of proved reserves as reported under U.S. Securities and Exchange Commission (SEC) rules. Imperial’s average year-to-date
realizations for crude oil have been significantly affected by low prices since the end of the first quarter. Similar to downward revisions of proved bitumen reserves at year-end
2016 that resulted from low prices, if average prices seen thus far in 2020 persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities that qualified as proved reserves at year-end
2019, primarily proved bitumen reserves at Kearl (totalling approximately 60 percent of the company’s 3.5 billion oil-equivalent barrels of net proved reserves), will not qualify as proved reserves at year-end
2020. Proved reserves estimates can be impacted by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework, and significant changes in long-term oil and gas price levels. The company does not expect the operation of the underlying projects or its outlook for future production volumes to be affected by a possible downward revision of reported proved reserves under the SEC definition.
During the second quarter of 2020, Canadian federal and provincial governments introduced plans and programs to support business and economic activities in response to the disruptive impacts from the COVID-19 pandemic. The Government of Canada implemented the Canada Emergency Wage Subsidy as part of its COVID-19 Economic Response Plan. The company received wage subsidies under this program and, if eligible, intends to continue to apply for these wage subsidies. Additionally, the Government of Alberta announced its Recovery Plan, including a proposed acceleration of the Alberta corporate income tax rate decrease originally legislated in 2019. If enacted, the Alberta corporate income tax rate is reduced to eight percent beginning July 1, 2020, compared with a previously legislated reduction to eight percent beginning January 1, 2022. The cumulative effect of this proposed change on the company’s financial statements is not expected to be significant.
The company has taken steps, in line with federal and provincial guidelines and restrictions, to limit the spread of COVID-19 among employees, contractors and the broader community, while also maintaining operations to ensure reliable supply of products to customers as a provider of essential services. Further measures have been implemented across the organization, including voluntary COVID-19 testing and modified work schedules at remote camp facilities. The company maintains robust business continuity plans, which have been activated to minimize the impact of COVID-19 on workforce productivity. These measures have been effective in managing the COVID-19 outbreak at Kearl and reducing the number of infections. In June, Alberta Health Services declared the outbreak at Kearl to be over.

IMPERIAL OIL LIMITED

Operating results
Second quarter 2020 vs. second quarter 2019
The company recorded a net loss of $526 million or $0.72 per share on a diluted basis in the second quarter of 2020, compared to net income of $1,212 million or $1.57 per share in the same period of 2019. Second quarter 2020 results include a reversal of the non-cash
inventory revaluation charge of $281 million recorded in the first quarter of 2020. Second quarter 2019 results included a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease.
Upstream recorded a net loss of $444 million in the second quarter of 2020, compared to net income of $985 million in the same period of 2019. Results were negatively impacted by lower realizations of about $1,210 million, the absence of a favourable impact of $689 million associated with the Alberta corporate income tax rate decrease in 2019, and lower volumes of about $200 million. These items were partially offset by a reversal of the non-cash
inventory revaluation charge of $229 million recorded in the first quarter of 2020, lower royalties of about $200 million, lower operating expenses of about $170 million, and favourable foreign exchange effects of about $60 million.
West Texas Intermediate (WTI) averaged US$27.83 per barrel in the second quarter of 2020, down from US$59.91 per barrel in the same quarter of 2019. Western Canada Select (WCS) averaged US$16.73 per barrel and US$49.31 per barrel for the same periods. The WTI / WCS differential averaged approximately US$11 per barrel for the second quarter of 2020, essentially unchanged from the same period of 2019.
The Canadian dollar averaged US$0.72 in the second quarter of 2020, a decrease of US$0.03 from the second quarter of 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in the quarter, primarily due to a decrease in WCS. Bitumen realizations averaged $12.82 per barrel in the second quarter of 2020, compared to $57.19 per barrel in the second quarter of 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $32.20 per barrel in the second quarter of 2020, compared to $79.96 per barrel in the same period of 2019.
Total gross production of Kearl bitumen averaged 190,000 barrels per day in the second quarter (135,000 barrels Imperial’s share), compared to 207,000 barrels per day (147,000 barrels Imperial’s share) in the second quarter of 2019. Lower production was mainly due to the balancing of near-term production with demand through the advancement and extension of planned turnaround activities, at one of Kearl’s two plants, partially offset by the addition of supplemental crushing facilities in 2020.
Gross production of Cold Lake bitumen averaged 123,000 barrels per day in the second quarter, compared to 135,000 barrels per day in the same period of 2019. Lower production was mainly due to production timing associated with steam management and maintenance.
The company’s share of gross production from Syncrude averaged 50,000 barrels per day, compared to 80,000 barrels per day in the second quarter of 2019. Lower production was mainly due to the balancing of near-term production with demand and a revised turnaround schedule.

IMPERIAL OIL LIMITED

Downstream recorded a net loss of $32 million in the second quarter of 2020, compared to net income of $258 million in the same period of 2019. Results were negatively impacted by lower margins of about $400 million including the effects of reduced demand from the COVID-19 pandemic, and lower sales volumes of about $120 million. These items were partially offset by improved reliability of about $100 million, primarily due to the absence of the Sarnia fractionation tower incident which occurred in April 2019, lower operating expenses of about $90 million, and a reversal of the non-cash
inventory revaluation charge of $52 million recorded in the first quarter of 2020.
Refinery throughput averaged 278,000 barrels per day, compared to 344,000 barrels per day in the second quarter of 2019. Capacity utilization was 66 percent, compared to 81 percent in the second quarter of 2019. Lower throughput was primarily due to reduced demand from the COVID-19 pandemic, partially offset by improved reliability mainly driven by the absence of the Sarnia fractionation tower incident.
Petroleum product sales were 357,000 barrels per day, compared to 477,000 barrels per day in the second quarter of 2019. Lower petroleum product sales were mainly due to reduced demand from the COVID-19 pandemic.
Chemical net income was $7 million in the second quarter, compared to $38 million from the same quarter of 2019.
Corporate and other expenses were $57 million in the second quarter, compared to $69 million in the same period of 2019.

IMPERIAL OIL LIMITED

Six months 2020 vs. six months 2019
Net loss in the first six months of 2020 was $714 million, or $0.97 per share on a diluted basis, compared to net income of $1,505 million or $1.94 per share in the first six months of 2019. 2019 results included a favourable impact, largely non-cash,
of $662 million associated with the Alberta corporate income tax rate decrease.
Upstream recorded a net loss of $1,052 million for the first six months of the year, compared to net income of $1,043 million in the same period of 2019. Results were negatively impacted by lower realizations of about $1,800 million, the absence of a favourable impact of $689 million associated with the Alberta corporate income tax rate decrease in 2019, and lower volumes of about $210 million. These items were partially offset by lower royalties of about $310 million, lower operating expenses of about $190 million, and favourable foreign exchange effects of about $110 million.
West Texas Intermediate averaged US$36.66 per barrel in the first six months of 2020, down from US$57.45 per barrel in the same period of 2019. Western Canada Select averaged US$21.20 per barrel and US$45.88 per barrel for the same periods. The WTI / WCS differential widened to average approximately US$15 per barrel in the first six months of 2020, from around US$12 per barrel in the same period of 2019.
The Canadian dollar averaged US$0.73 in the first six months of 2020, a decrease of US$0.02 from the same period in 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in the first six months of 2020, primarily due to a decrease in WCS. Bitumen realizations averaged $15.54 per barrel, compared to $53.20 per barrel from the same period in 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI in the first six months of 2020, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $48.10 per barrel, compared to $74.77 per barrel from the same period in 2019.
Total gross production of Kearl bitumen averaged 208,000 barrels per day in the first six months of 2020 (147,000 barrels Imperial’s share), up from 193,000 barrels per day (137,000 barrels Imperial’s share) in the same period of 2019. Higher production was mainly due to the addition of supplemental crushing facilities in 2020, partially offset by the balancing of near-term production with demand through the advancement and extension of planned turnaround activities.
Gross production of Cold Lake bitumen averaged 131,000 barrels per day in the first six months of 2020, compared to 140,000 barrels per day in the same period of 2019.
During the first six months of 2020, the company’s share of gross production from Syncrude averaged 61,000 barrels per day, compared to 79,000 barrels per day in the same period of 2019. Lower production was mainly due to the balancing of near-term production with demand.
Downstream net income was $370 million, compared to $515 million in the same period of 2019. Results were negatively impacted by lower margins of about $250 million including the effects of reduced demand from the COVID-19 pandemic, and lower sales volumes of about $150 million. These items were partially offset by improved reliability of about $160 million, including the absence of the Sarnia fractionation tower incident which occurred in April 2019, and lower operating expenses of about $80 million.
Refinery throughput averaged 330,000 barrels per day in the first six months of 2020, compared to 364,000 barrels per day in the same period of 2019. Capacity utilization was 78 percent, compared to 86 percent in the same period of 2019. Lower throughput was primarily due to reduced demand from the COVID-19 pandemic, partially offset by improved reliability including the absence of the Sarnia fractionation tower incident.
Petroleum product sales were 409,000 barrels per day in the first six months of 2020, compared to 477,000 barrels per day in the same period of 2019. Lower petroleum product sales were mainly due to reduced demand from the COVID-19 pandemic.

IMPERIAL OIL LIMITED

Chemical net income was $28 million in the first six months of 2020, compared to $72 million in the same period of 2019.
Corporate and other expenses were $60 million in the first six months of 2020, compared to $125 million in the same period of 2019, mainly due to lower share-based compensation charges.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow used in operating activities was $816 million in the second quarter, compared with cash flow generated from operating activities of $1,026 million in the corresponding period in 2019, primarily reflecting lower realizations in the Upstream and lower margins in the Downstream.
Investing activities used net cash of $172 million in the second quarter, compared with $429 million used in the same period of 2019, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $167 million in the second quarter, compared with $521 million used in the second quarter of 2019. Dividends paid in the second quarter of 2020 were $162 million. The per share dividend paid in the second quarter was $0.22, up from $0.19 in the same period of 2019. During the second quarter, the company did not purchase shares consistent with the suspension of its share purchase program effective April 1, 2020. In the second quarter of 2019, the company purchased about 9.8 million shares for $368 million, including shares purchased from Exxon Mobil Corporation.
The company’s cash balance was $233 million at June 30, 2020, versus $1,087 million at the end of second quarter 2019.
During the second quarter of 2020, in addition to existing credit facilities of $500 million, the company entered into a $500 million committed short-term line of credit to May 2021, and a $300 million committed short-term line of credit to June 2021. The company has not drawn on any of its credit facilities.
Cash flow used in operating activities was $393 million in the first six months of 2020, compared with cash flow generated from operating activities of $2,029 million in the same period of 2019, primarily reflecting lower realizations in the Upstream and unfavourable working capital impacts.
Investing activities used net cash of $480 million in the first six months of 2020, compared with $892 million used in the same period of 2019, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $612 million in the first six months of 2020, compared with $1,038 million used in the same period of 2019. Dividends paid in the first six months of 2020 were $326 million. The per share dividend paid in the first six months of 2020 was $0.44, up from $0.38 in the same period of 2019. During the first six months of 2020, the company, under its share purchase program, purchased about 9.8 million shares for $274 million, including shares purchased from Exxon Mobil Corporation.
As previously announced, purchases under this program were suspended on April 1, 2020.
In the first six months of 2019, the company purchased about 19.8 million shares for $729 million.
On June 23, 2020, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a limited normal course issuer bid. The program is used primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan, and enables the company to purchase up to a maximum of 50,000 common shares during the period June 29, 2020 to June 28, 2021. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2021.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; credit market stability and liquidity; the capital outlook of $1.1 billion to $1.2 billion for 2020, and reduction of operating expenses by $500 million compared to 2019 levels; impacts from COVID-19 and an extended period of current industry conditions, including lower earnings, cash from operations and operating assets at reduced rates; changes to the timing and duration of Kearl and Syncrude turnaround activities; anticipated Kearl and Cold Lake production for the full-year 2020; timing and scope of other planned turnaround activities across operations; expected improvement in refinery utilization rates and petroleum products sales in the third quarter; the company’s view of long-term supply and demand fundamentals; the impacts of future reductions in long-term price outlooks, including impairment of long-lived assets; the impact of extended low oil and natural gas prices on proved reserves under SEC rules, including the possible downward revision of proved bitumen reserves; the intention to continue applying for the Canada Emergency Wage Subsidy; the cumulative effect of the Government of Alberta acceleration of corporate income tax rate decrease; the impact of measures implemented in response to COVID-19; and earnings sensitivities.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; progression or recurrence of COVID-19 and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to COVID-19 outbreaks; the company’s ability to effectively execute on its business continuity plans and pandemic response activities; the ability to achieve cost savings and adjust maintenance work; refinery utilization and product sales; applicable laws and government policies, including production curtailment and restrictions in response to COVID-19; financing sources and capital structure, including the ability to issue long-term debt; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices and the ongoing impact of COVID-19 on demand; general economic conditions; availability and allocation of capital; currency exchange rates; transportation for accessing markets; political or regulatory events, including changes in law or government policy such as tax laws, production curtailment and actions in response to the progression or recurrence of COVID-19; availability and performance of third party service providers, including in light of restrictions related to COVID-19; management effectiveness and disaster response preparedness, including business continuity plans in response to COVID-19; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; operational hazards and risks; cybersecurity incidents; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K
and subsequent interim reports on Form
10-Q.
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
Information about market risks for the six months ended June 30, 2020, does not differ materially from that discussed on page 55 of the company’s annual report on Form
10-K
for the year ended December 31, 2019. The following table details those earnings sensitivities that have been updated from the fiscal year-end to reflect current market conditions.
Earnings Sensitivities (a)

millions of Canadian dollars after tax
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+	(-)	120
(a)
Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. These sensitivities have been updated to reflect current conditions. They may not apply proportionately to larger fluctuations.

Item 4.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 1A.	Risk factors
The risk factors that are discussed in Item 1A of the company’s annual report on Form
10-K
for the year ended December 31, 2019 reference risk factors related to commodity supply and demand, and public health. These risk factors encompass, among other things, production oversupply, as a result of increased production in key producing countries as well as demand reduction due to the COVID-19 pandemic that was characterized as a global pandemic in March, 2020, and have led to volatility in commodity prices.
As a result of COVID-19, governments in many countries have mandated quarantines, closures, stay-at-home
orders and travel restrictions that have had a significant impact on demand for the company’s products. While these effects are expected to be temporary and there has been some movement toward pre-pandemic
activity levels, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time and continued or new restrictions could continue to impact the demand for products.
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
The COVID-19 pandemic continues to evolve and it is difficult to predict the ultimate impact of it or the timing of any resolution of the current supply imbalances. We continue to monitor market developments and evaluate the impacts of decreased demand on our production levels, as well as impacts on project development and future production.

IMPERIAL OIL LIMITED

Item 2.	Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

April 2020
(April 1 - April 30)	-	-	-	9,513,572
May 2020
(May 1 - May 31)	-	-	-	9,513,572
June 2020
(June 1 - June 26) (a)	-	-	-	-
(June 29 - June 30) (b)	-	-	-	50,000

(a)
The
12-month
normal course issuer bid program that was in place during the second quarter of 2020, came into effect on June 27, 2019. The program enabled the company to purchase up to a maximum of 38,211,086 common shares (5 percent of the total shares on June 13, 2019), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent.

The program ended on June 26, 2020, and as previously announced, purchases under this program were suspended on April 1, 2020. Upon expiration, the company had purchased 28,697,514 shares under the program.

(b)
On June 23, 2020, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a limited normal course issuer bid. The program is used primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan, and enables the company to purchase up to a maximum of 50,000 common shares during the period June 29, 2020 to June 28, 2021. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2021.

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

Imperial Oil Limited (Registrant)

Date: August 5, 2020	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: August 5, 2020	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary