Form 10-Q
period 2020-09-30
IMPERIAL OIL LTD
filed 2020-11-04
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of September 30, 2020 was 734,076,755.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION

Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Revenues and other income
Revenues (a)	5,937	8,687	16,267	25,880
Investment and other income (note 4)	18	49	88	99
Total revenues and other income	5,955	8,736	16,355	25,979

Expenses
Exploration	2	4	6	42
Purchases of crude oil and products (b)	3,634	5,399	9,975	15,956
Production and manufacturing (c) (note 13)	1,246	1,601	4,098	4,911
Selling and general (c)	150	217	499	666
Federal excise tax and fuel charge	470	486	1,290	1,343
Depreciation and depletion (note 13)	409	419	1,295	1,201
Non-service pension and postretirement benefit	31	36	91	108
Financing (d) (note 7)	10	20	46	71
Total expenses	5,952	8,182	17,300	24,298

Income (loss) before income taxes	3	554	(945)	1,681

Income taxes	-	130	(234)	(248)

Net income (loss)	3	424	(711)	1,929

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 11)	-	0.56	(0.97)	2.51
Net income (loss) per common share - diluted (note 11)	-	0.56	(0.97)	2.51

(a) Amounts from related parties included in revenues.	1,216	2,313	3,699	6,269

(b) Amounts to related parties included in purchases of crude oil and products.	627	717	1,762	2,353

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	107	157	428	479

(d) Amounts to related parties included in financing, (note 7).	12	23	50	75
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Net income (loss)	3	424	(711)	1,929

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	(114)	18
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	34	28	102	83
Total other comprehensive income (loss)	34	28	(12)	101

Comprehensive income (loss)	37	452	(723)	2,030
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2020	2019
Assets
Current assets
Cash	817	1,718
Accounts receivable, less estimated doubtful accounts (a) (note 5)	1,732	2,699
Inventories of crude oil and products	1,088	1,296
Materials, supplies and prepaid expenses	764	616
Total current assets	4,401	6,329
Investments and long-term receivables (b) (note 5)	771	891
Property, plant and equipment,	55,463	54,868
less accumulated depreciation and depletion	(21,881)	(20,665)
Property, plant and equipment, net	33,582	34,203
Goodwill (note 13)	166	186
Other assets, including intangibles, net	462	578
Total assets	39,382	42,187

Liabilities
Current liabilities
Notes and loans payable (c)	227	229
Accounts payable and accrued liabilities (a) (note 9)	3,229	4,260
Income taxes payable	-	106
Total current liabilities	3,456	4,595
Long-term debt (d) (note 8)	4,962	4,961
Other long-term obligations (note 9)	3,713	3,637
Deferred income tax liabilities	4,459	4,718
Total liabilities	16,590	17,911

Shareholders’ equity
Common shares at stated value (e) (note 11)	1,357	1,375
Earnings reinvested	23,358	24,812
Accumulated other comprehensive income (loss) (note 12)	(1,923)	(1,911)
Total shareholders’ equity	22,792	24,276

Total liabilities and shareholders’ equity	39,382	42,187
(a)	Accounts receivable, less estimated doubtful accounts included net amounts receivable from related parties of $240 million (2019 - $1,007 million).
(b)	Investments and long-term receivables included amounts from related parties of $313 million (2019 - $296 million).
(c)	Notes and loans payable included amounts to related parties of $111 million (2019 - $111 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2019 - $4,447 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 734 million, respectively (2019 - 1,100 million and 744 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Common shares at stated value (note 11)
At beginning of period	1,357	1,410	1,375	1,446
Share purchases at stated value	-	(19)	(18)	(55)
At end of period	1,357	1,391	1,357	1,391

Earnings reinvested
At beginning of period	23,516	25,056	24,812	24,560
Net income (loss) for the period	3	424	(711)	1,929
Share purchases in excess of stated value	-	(324)	(256)	(1,017)
Dividends declared	(161)	(166)	(485)	(482)
Cumulative effect of accounting change (note 5)	-	-	(2)	-
At end of period	23,358	24,990	23,358	24,990

Accumulated other comprehensive income (loss) (note 12)
At beginning of period	(1,957)	(1,444)	(1,911)	(1,517)
Other comprehensive income (loss)	34	28	(12)	101
At end of period	(1,923)	(1,416)	(1,923)	(1,416)

Shareholders’ equity at end of period	22,792	24,965	22,792	24,965
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Operating activities
Net income (loss)	3	424	(711)	1,929
Adjustments for non-cash items:
Depreciation and depletion	409	419	1,275	1,201
Impairment of intangible assets (note 13)	-	-	20	-
(Gain) loss on asset sales (note 4)	(11)	(28)	(28)	(34)
Deferred income taxes and other	(11)	116	(210)	(359)
Changes in operating assets and liabilities:
Accounts receivable	134	250	967	(355)
Inventories, materials, supplies and prepaid expenses	142	264	60	243
Income taxes payable	-	8	(106)	(29)
Accounts payable and accrued liabilities	66	(82)	(1,008)	646
All other items - net (b)	143	5	223	163
Cash flows from (used in) operating activities	875	1,376	482	3,405

Investing activities
Additions to property, plant and equipment	(142)	(417)	(657)	(1,242)
Proceeds from asset sales (note 4)	19	30	68	66
Loans to equity companies - net	(2)	(26)	(16)	(129)
Cash flows from (used in) investing activities	(125)	(413)	(605)	(1,305)

Financing activities
Reduction in finance lease obligations (note 8)	(4)	(7)	(16)	(20)
Dividends paid	(162)	(169)	(488)	(465)
Common shares purchased (note 11)	-	(343)	(274)	(1,072)
Cash flows from (used in) financing activities	(166)	(519)	(778)	(1,557)

Increase (decrease) in cash	584	444	(901)	543
Cash at beginning of period	233	1,087	1,718	988
Cash at end of period (a)	817	1,531	817	1,531
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included contributions to registered pension plans.	(59)	(57)	(159)	(155)

Income taxes (paid) refunded.	107	35	(45)	84
Interest (paid), net of capitalization.*	(10)	(20)	(46)	(71)
*Note: restated 2019
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
The results for the nine months ended September 30, 2020, are not necessarily indicative of the operations to be expected for the full year.
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

IMPERIAL OIL LIMITED

3.  Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	1,651	2,185	4,061	6,266	225	236
Intersegment sales	658	913	321	314	43	61
Investment and other income (note 4)	(6)	7	24	32	-	1
	2,303	3,105	4,406	6,612	268	298
Expenses
Exploration	2	4	-	-	-	-
Purchases of crude oil and products	1,176	1,376	3,322	5,142	157	167
Production and manufacturing (note 13)	863	1,087	335	460	48	54
Selling and general	-	-	140	191	23	23
Federal excise tax and fuel charge	-	-	470	486	-	-
Depreciation and depletion (note 13)	361	364	37	45	5	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	2,402	2,831	4,304	6,324	233	248
Income (loss) before income taxes	(99)	274	102	288	35	50
Income taxes	(25)	65	25	67	8	12
Net income (loss)	(74)	209	77	221	27	38
Cash flows from (used in) operating activities	526	392	333	900	32	75
Capital and exploration expenditures (b)	78	302	50	124	4	4

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	-	-	-	-	5,937	8,687
Intersegment sales	-	-	(1,022)	(1,288)	-	-
Investment and other income (note 4)	-	9	-	-	18	49
	-	9	(1,022)	(1,288)	5,955	8,736
Expenses
Exploration	-	-	-	-	2	4
Purchases of crude oil and products	-	-	(1,021)	(1,286)	3,634	5,399
Production and manufacturing (note 13)	-	-	-	-	1,246	1,601
Selling and general	(12)	5	(1)	(2)	150	217
Federal excise tax and fuel charge	-	-	-	-	470	486
Depreciation and depletion (note 13)	6	6	-	-	409	419
Non-service pension and postretirement benefit	31	36	-	-	31	36
Financing (note 7)	10	20	-	-	10	20
Total expenses	35	67	(1,022)	(1,288)	5,952	8,182
Income (loss) before income taxes	(35)	(58)	-	-	3	554
Income taxes	(8)	(14)	-	-	-	130
Net income (loss)	(27)	(44)	-	-	3	424
Cash flows from (used in) operating activities	(16)	9	-	-	875	1,376
Capital and exploration expenditures (b)	9	12	-	-	141	442

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $1,227 million (2019 - $1,807 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	4,211	7,012	11,444	18,115	612	753
Intersegment sales	1,642	2,977	1,013	1,249	114	181
Investment and other income (note 4)	4	11	66	61	1	1
	5,857	10,000	12,523	19,425	727	935
Expenses
Exploration	6	42	-	-	-	-
Purchases of crude oil and products	3,338	4,764	8,987	15,062	416	531
Production and manufacturing (note 13)	2,855	3,414	1,086	1,315	157	182
Selling and general	-	-	456	571	69	67
Federal excise tax and fuel charge	-	-	1,290	1,343	-	-
Depreciation and depletion (note 13)	1,141	1,036	123	137	13	11
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 7)	-	-	-	-	-	-
Total expenses	7,340	9,256	11,942	18,428	655	791
Income (loss) before income taxes	(1,483)	744	581	997	72	144
Income tax expense (benefit)	(357)	(508)	134	261	17	34
Net income (loss)	(1,126)	1,252	447	736	55	110
Cash flows from (used in) operating activities	22	1,257	443	2,055	75	175
Capital and exploration expenditures (b)	454	975	177	364	15	27
Total assets as at September 30 (note 13)	32,941	35,066	4,590	4,433	417	423

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2020	2019	2020	2019	2020	2019
Revenues and other income
Revenues (a)	-	-	-	-	16,267	25,880
Intersegment sales	-	-	(2,769)	(4,407)	-	-
Investment and other income (note 4)	17	26	-	-	88	99
	17	26	(2,769)	(4,407)	16,355	25,979
Expenses
Exploration	-	-	-	-	6	42
Purchases of crude oil and products	-	-	(2,766)	(4,401)	9,975	15,956
Production and manufacturing (note 13)	-	-	-	-	4,098	4,911
Selling and general	(23)	34	(3)	(6)	499	666
Federal excise tax and fuel charge	-	-	-	-	1,290	1,343
Depreciation and depletion (note 13)	18	17	-	-	1,295	1,201
Non-service pension and postretirement benefit	91	108	-	-	91	108
Financing (note 7)	46	71	-	-	46	71
Total expenses	132	230	(2,769)	(4,407)	17,300	24,298
Income (loss) before income taxes	(115)	(204)	-	-	(945)	1,681
Income tax expense (benefit)	(28)	(35)	-	-	(234)	(248)
Net income (loss)	(87)	(169)	-	-	(711)	1,929
Cash flows from (used in) operating activities	(58)	(82)	-	-	482	3,405
Capital and exploration expenditures (b)	33	34	-	-	679	1,400
Total assets as at September 30 (note 13)	1,679	2,298	(245)	(313)	39,382	41,907

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $3,339 million (2019 - $5,623 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

4.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Proceeds from asset sales	19	30	68	66
Book value of asset sales	8	2	40	32
Gain (loss) on asset sales, before tax	11	28	28	34
Gain (loss) on asset sales, after tax	10	25	25	31
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
In 2020, the
COVID-19
pandemic spread rapidly through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The company has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. At September 30, 2020, the company’s evaluation of financial assets under
Financial Instruments – Credit Losses (Topic 326)
, as amended included $1,400 million of accounts receivable, net of allowances of $4 million, and investments and long-term receivables of $327 million. The company has determined that, at this time, no credit allowance is required for investments and long-term receivables, and for off-balance-sheet
credit exposures.

IMPERIAL OIL LIMITED

6.  Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Pension benefits:
Current service cost	76	57	229	171
Interest cost	77	81	231	243
Expected return on plan assets	(97)	(87)	(293)	(262)
Amortization of prior service cost	4	-	11	-
Amortization of actuarial loss (gain)	38	37	115	112
Net periodic benefit cost	98	88	293	264

Other postretirement benefits:
Current service cost	6	4	18	12
Interest cost	6	5	18	16
Amortization of actuarial loss (gain)	3	-	9	(1)
Net periodic benefit cost	15	9	45	27
7.  Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Debt-related interest	19	32	79	105
Capitalized interest	(9)	(12)	(33)	(34)
Net interest expense	10	20	46	71
Other interest	-	-	-	-
Total financing	10	20	46	71
During the second quarter of 2020, in addition to existing credit facilities of $500 million, the company entered into a $500 million committed short-term line of credit to May 2021, and a $300 million committed short-term line of credit to June 2021. The company has not drawn on any of its credit facilities.
8.  Long-term debt

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2020	2019
Long-term debt	4,447	4,447
Finance leases	515	514
Total long-term debt	4,962	4,961

IMPERIAL OIL LIMITED

9.  Other long-term obligation
s

	As at	As at
	Sept 30	Dec 31
millions of Canadian dollars	2020	2019
Employee retirement benefits (a)	1,965	1,822
Asset retirement obligations and other environmental liabilities (b)	1,388	1,388
Share-based incentive compensation liabilities	33	65
Operating lease liability (c)	95	143
Other obligations	232	219
Total other long-term obligations	3,713	3,637
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2019 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $124 million in current liabilities (2019 - $124 million).
(c)
Total operating lease liability also included $95 million in current liabilities (2019 - $115 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $27 million (2019 - $6 million).

10.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2020 and December 31, 2019 the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
At September 30, 2020, the carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $2 million, gross liabilities of $3 million and collateral receivable of $6 million, with the net effects reflected in “Accounts receivable, less estimated doubtful accounts” on the Consolidated balance sheet. At December 31, 2019 the carrying values of derivative instruments on the Consolidated balance sheet were gross assets of $0 million, gross liabilities of $2 million and collateral receivable of $6 million.
At September 30, 2020, the net notional forward long / (short) position of derivative instruments was 200,000 barrels for crude and
(
780,000
)
 barrels for products. At December 31, 2019, the net notional forward long / (short) position of derivative instruments was
(
590,000
)
 barrels for crude and 0 barrels for products.
Realized and unrealized gain or (loss) on
derivative
instruments
recognized on the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Revenues	1	-	(7)	(2)
Purchases of crude oil and products	-	1	(18)	(5)
Total	1	1	(25)	(7)

IMPERIAL OIL LIMITED

11.  Common shares

thousands of shares	As of Sept 30 2020	As of Dec 31 2019
Authorized	1,100,000	1,100,000
Common shares outstanding	734,077	743,902
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
The company’s common share activities are
summarized
below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	1	-
Purchases at stated value	(38,664)	(71)
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	-	-
Purchases at stated value	(9,825)	(18)
Balance as at September 30, 2020	734,077	1,357
The following table provides the calculation of basic and diluted earnings
per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2020	2019	2020	2019
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	3	424	(711)	1,929
Weighted average number of common shares outstanding (millions of shares)	734.1	757.8	735.7	767.6
Net income (loss) per common share (dollars)	-	0.56	(0.97)	2.51

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	3	424	(711)	1,929
Weighted average number of common shares outstanding (millions of shares)	734.1	757.8	735.7	767.6
Effect of employee share-based awards (millions of shares) (a)	2.2	2.5	-	2.4
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	736.3	760.3	735.7	770.0
Net income (loss) per common share (dollars)	-	0.56	(0.97)	2.51

Dividends per common share - declared (dollars)	0.22	0.22	0.66	0.63
(a)
For Nine Months to September 30, 2020, the Net income (loss) per common share – diluted excludes the effect of 2.1 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

IMPERIAL OIL LIMITED

12.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2020	2019
Balance at January 1	(1,911)	(1,517)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(114)	18
Amounts reclassified from accumulated other comprehensive income	102	83
Balance at September 30	(1,923)	(1,416)
Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(45)	(37)	(135)	(111)
(a)  This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 6).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2020	2019	2020	2019
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	(37)	7
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	9	33	28
Total	11	9	(4)	35
13.  Miscellaneous financial information
In the second quarter of 2020, the Government of Canada implemented the Canada Emergency Wage Subsidy (CEWS) as part of its COVID-19 Economic Response Plan. The program’s intent is to help sustain employment levels by providing expense relief to companies during the pandemic. The company qualified for these wage subsidies which are recognized throughout the year when received. The relief provided under this program, about $120 million (before tax) year-to-date, including the company’s proportionate share of a joint venture, is recognized as a reduction to expense and is included in the Consolidated statement of income, primarily as part of “Production and manufacturing”.
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
Current economic conditions
In 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the
COVID-19
pandemic spread rapidly across Canada and the world resulting in substantial reductions in consumer and business activity and significantly reduced local and global demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing
countries which led to increases in inventory levels and sharp declines in prices for crude oil, natural gas, and petroleum products. Throughout the second and third quarters, the effects of
COVID-19
continued to have a negative impact on the world’s major economies and demand for the company’s products, and market conditions continue to reflect considerable uncertainty. In Canada, consumer and business activity has exhibited some degree of recovery, but remains lower when compared to prior periods as a result of the pandemic. Despite actions taken by key oil-producing
countries to reduce oversupply in the near-term, and improved credit market conditions providing sufficient liquidity to credit-worthy companies, the unfavourable economic impacts appear increasingly likely to persist to some extent well into 2021.
In late March, the company announced significant reductions in 2020 capital and operating expense spending plans. Capital and exploration expenditures in 2020 are now expected to be about $900 million, below the company’s earlier guidance of $1.1 billion to $1.2 billion. In addition, year-to-date
production and manufacturing expenses are $813 million lower than the prior year, enabling the company to already surpass the full-year expense reduction target of $500 million.
The effect of
COVID-19
and the current business environment on supply and demand patterns has negatively impacted Imperial’s financial and operating results in the first nine months of 2020. Industry conditions seen thus far in 2020 have led to lower realized prices for the company’s products and have resulted in substantially lower earnings and operating cash flow throughout 2020 in comparison to 2019. In response to these conditions, the company operated certain assets at reduced rates in the second and third quarters of 2020. The company advanced and extended planned maintenance and turnaround activities throughout the second and third quarters in an effort to reduce on-site
staffing levels and to better balance production with demand. The turnaround activities at Kearl and Syncrude were completed in the third quarter. Refinery utilization rates and petroleum product sales were reduced through the second quarter of 2020, but improved in the third quarter due to improved product demands. There have been signs of economic recovery, however, the length and severity of decreased demand due to
COVID-19
and the current business environment are highly uncertain, with the future supply and demand patterns inherently difficult to predict.
The company has reviewed its near-term spending reductions, near-term production impacts and expected near-term price levels to determine whether they put its long-lived assets at risk for impairment. Despite the challenging near-term environment, the company’s view of long-term supply and demand fundamentals has not changed significantly. However, the company continues to assess its strategic plans and longer-term price views, taking into account current and developing industry and economic conditions and continued market uncertainty, as part of its annual planning process, targeted for required Board of Directors review in the fourth quarter. Depending on the outcome of the planning process, including, in particular, any significant future changes in the company’s strategic plans or longer-term price views, a portion of the company’s long-lived assets could be at risk for impairment.

IMPERIAL OIL LIMITED

As disclosed in Imperial’s 2019 Form
10-K,
low crude oil and natural gas prices can impact the company’s estimates of proved reserves as reported under U.S. Securities and Exchange Commission (SEC) rules. Imperial’s average year-to-date
realizations for crude oil have been significantly affected by low prices since the end of the first quarter. Similar to downward revisions of proved bitumen reserves at year-end
2016 that resulted from low prices, if average prices remain near current levels, under the SEC definition of proved reserves, certain quantities that qualified as proved reserves at year-end
2019, primarily proved bitumen reserves at Kearl (totalling approximately 60 percent of the company’s 3.5 billion oil-equivalent
barrels of net proved reserves), will not qualify as proved reserves at year-end
2020. Proved reserves estimates can be impacted by a number of factors including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty framework, and significant changes in long-term oil and gas price levels. The company does not expect the operation of the underlying projects or its outlook for future production volumes to be affected by a possible downward revision of reported proved reserves under the SEC definition.
In the second quarter of 2020, Canadian federal and provincial governments introduced plans and programs to support business and economic activities in response to the disruptive impacts from the
COVID-19
pandemic. The Government of Canada implemented the Canada Emergency Wage Subsidy (CEWS) as part of its
COVID-19
Economic Response Plan, and has recently announced its intent to extend the CEWS until June 2021. The company received wage subsidies under this program and, if eligible, intends to continue to apply for these wage subsidies. Additionally, the Government of Alberta announced its Recovery Plan, including a proposed acceleration of the Alberta corporate income tax rate decrease originally legislated in 2019. If enacted, the Alberta corporate income tax rate would be reduced to eight percent beginning July 1, 2020, compared with a previously legislated reduction to eight percent beginning January 1, 2022. The proposed corporate income tax rate change is not expected to have a significant impact on the company’s financial statements.
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
COVID-19
on workforce productivity.

IMPERIAL OIL LIMITED

Operating results
Third quarter 2020 vs. third quarter 2019
The company recorded net income of $3 million or $0.00 per share on a diluted basis in the third quarter of 2020, compared to net income of $424 million or $0.56 per share in the same period of 2019.
Upstream recorded a net loss of $74 million in the third quarter of 2020, compared to net income of $209 million in the same period of 2019. Results were negatively impacted by lower realizations of about $490 million and lower volumes of about $110 million. These items were partially offset by lower royalties of about $150 million and lower operating expenses of about $130 million.
West Texas Intermediate (WTI) averaged US$40.93 per barrel in the third quarter of 2020, down from US$56.44 per barrel in the same quarter of 2019. Western Canada Select (WCS) averaged US$31.81 per barrel and US$44.21 per barrel for the same periods. The WTI / WCS differential averaged approximately US$9 per barrel for the third quarter of 2020, compared to around US$12 in the same period of 2019.
The Canadian dollar averaged US$0.75 in the third quarter of 2020, a decrease of US$0.01 from the third quarter of 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in the quarter, primarily due to a decrease in WCS. Bitumen realizations averaged $35.95 per barrel in the third quarter of 2020, compared to $51.12 per barrel in the third quarter of 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $50.79 per barrel in the third quarter of 2020, compared to $77.27 per barrel in the same period of 2019.
Total gross production of Kearl bitumen averaged 189,000 barrels per day in the third quarter (134,000 barrels Imperial’s share), compared to 224,000 barrels per day (159,000 barrels Imperial’s share) in the third quarter of 2019. Lower production was due to the advancement and extension of a planned turnaround at the site and a third-party pipeline outage.
Gross production of Cold Lake bitumen averaged 131,000 barrels per day in the third quarter, compared to 142,000 barrels per day in the same period of 2019. Lower production was mainly due to production timing associated with steam management.
The company’s share of gross production from Syncrude averaged 67,000 barrels per day, compared to 69,000 barrels per day in the third quarter of 2019.
Downstream recorded net income of $77 million in the third quarter of 2020, compared to net income of $221 million in the same period of 2019. Results were negatively impacted by lower margins of about $230 million and lower sales volumes of about $70 million. These items were offset by lower operating expenses of about $70 million, and improved reliability of about $50 million, primarily related to the absence of the Sarnia fractionation tower incident which occurred in April 2019.
Refinery throughput averaged 341,000 barrels per day, compared to 363,000 barrels per day in the third quarter of 2019. Capacity utilization was 81 percent, compared to 86 percent in the third quarter of 2019. Reduced throughput was due to lower market demand, partially offset by reduced planned maintenance.
Petroleum product sales were 449,000 barrels per day, compared to 488,000 barrels per day in the third quarter of 2019. Lower petroleum product sales were mainly due to reduced demand from the
COVID-19
pandemic.
Chemical net income was $27 million in the third quarter, compared to $38 million in the same quarter of 2019.
Corporate and other expenses were $27 million in the third quarter, compared to $44 million in the same period of 2019.

IMPERIAL OIL LIMITED

Nine months 2020 vs. nine months 2019
Net loss in the first nine months of 2020 was $711 million, or $0.97 per share on a diluted basis, compared to net income of $1,929 million or $2.51 per share in the first nine months of 2019. Current year results include a favourable impact of about $90 million after-tax,
associated with the Canada Emergency Wage Subsidy (CEWS), which includes Imperial’s proportionate share of a joint venture.
Year-to-date
2019 results included a favourable impact of $662 million associated with the Alberta corporate income tax rate decrease.
Upstream recorded a net loss of $1,126 million for the first nine months of the year, compared to net income of $1,252 million in the same period of 2019. Results were negatively impacted by lower realizations of about $2,330 million, absence of a favourable impact of $689 million associated with the Alberta corporate income tax rate decrease in 2019, and lower volumes of about $300 million. These items were partially offset by lower royalties of about $460 million, lower operating expenses of about $320 million, favourable foreign exchange impacts of about $120 million and about $60 million associated with the CEWS received by the company which includes Imperial’s proportionate share of a joint venture.
West Texas Intermediate averaged US$38.10 per barrel in the first nine months of 2020, down from US$57.10 per barrel in the same period of 2019. Western Canada Select averaged US$24.72 per barrel and US$45.32 per barrel for the same periods. The WTI / WCS differential widened to average approximately US$13 per barrel in the first nine months of 2020, from around US$12 per barrel in the same period of 2019.
The Canadian dollar averaged US$0.74 in the first nine months of 2020, a decrease of US$0.01 from the same period in 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in the first nine months of 2020 primarily due to a decrease in WCS. Bitumen realizations averaged $22.24 per barrel, compared to $52.44 per barrel from the same period in 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI in the first nine months of 2020, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $49.06 per barrel, compared to $74.59 per barrel from the same period in 2019.
Total gross production of Kearl bitumen averaged 202,000 barrels per day in the first nine months of 2020 (143,000 barrels Imperial’s share), down from 204,000 barrels per day (145,000 barrels Imperial’s share) in the same period of 2019. Lower production was mainly due to the balancing of near-term production with demand through the advancement and extension of planned turnaround activities and a third-party pipeline outage, partially offset by the addition of supplemental crushing facilities in 2020.
Gross production of Cold Lake bitumen averaged 131,000 barrels per day in the first nine months of 2020, compared to 141,000 barrels per day in the same period of 2019. Lower production was mainly due to production timing associated with steam management.
During the first nine months of 2020, the company’s share of gross production from Syncrude averaged 63,000 barrels per day, compared to 76,000 barrels per day in the same period of 2019. Lower production was mainly due to the balancing of near term production with demand.
Downstream net income was $447 million, compared to $736 million in the same period of 2019. Results were negatively impacted by lower margins of about $460 million, and lower sales volumes of about $220 million. These items were offset by improved reliability of $200 million, primarily due to the absence of the Sarnia fractionation tower incident which occurred in April 2019, lower operating expenses of $140 million and lower turnaround costs of $70 million primarily related to reduced turnaround activity in the current year.
Refinery throughput averaged 334,000 barrels per day in the first nine months of 2020, compared to 363,000 barrels per day in the same period of 2019. Capacity utilization was 79 percent, compared to 86 percent in the same period of 2019. Lower throughput was primarily due to reduced demand from the
COVID-19
pandemic, partially offset by the absence of impacts from the Sarnia fractionation tower incident which occurred in April 2019.

IMPERIAL OIL LIMITED

Petroleum product sales were 423,000 barrels per day in the first nine months of 2020, compared to 481,000 barrels per day in the same period of 2019. Lower petroleum product sales were mainly due to reduced demand resulting from the
COVID-19
pandemic.
Chemical net income was $55 million in the first nine months of 2020, compared to $110 million in the same period of 2019. Results were negatively impacted by lower margins of about $60 million.
Corporate and other expenses were $87 million in the first nine months of 2020, compared to $169 million in the same period of 2019, mainly due to lower share-based compensation costs.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow generated from operating activities was $875 million in the third quarter, compared with cash flow generated from operating activities of $1,376 million in the corresponding period in 2019, primarily reflecting lower realizations in the Upstream and lower margins in the Downstream.
Investing activities used net cash of $125 million in the third quarter, compared with $413 million used in the same period of 2019, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $166 million in the third quarter, compared with $519 million used in the third quarter of 2019. Dividends paid in the third quarter of 2020 were $162 million. The per share dividend paid in the third quarter was $0.22, consistent with $0.22 in the same period of 2019. The company did not purchase shares during the third quarter. In the third quarter of 2019, the company purchased about 9.8 million shares for $343 million, including shares purchased from Exxon Mobil Corporation.
The company’s cash balance was $817 million at September 30, 2020, versus $1,531 million at the end of third quarter 2019.
Cash flow generated from operating activities was $482 million in the first nine months of 2020, compared with cash flow generated from operating activities of $3,405 million in the same period of 2019, primarily reflecting lower realizations in the Upstream and unfavourable working capital impacts.
Investing activities used net cash of $605 million in the first nine months of 2020, compared with $1,305 million used in the same period of 2019, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $778 million in the first nine months of 2020, compared with $1,557 million used in the same period of 2019. Dividends paid in the first nine months of 2020 were $488 million. The per share dividend paid in the first nine months of 2020 was $0.66, up from $0.60 in the same period of 2019. During the first nine months of 2020, the company, under its share purchase program, purchased about 9.8 million shares for $274 million. In the first nine months of 2019, the company purchased about 29.6 million shares for $1,072 million.
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

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; market uncertainty and the extent and length of ongoing effects of the
COVID-19
pandemic on economic activity; previously announced expense reduction target and the adjusted expected full year capital expenditures of about $900 million for 2020; the company’s view of long-term supply and demand fundamentals; the impacts of future reductions in long-term price outlooks, including impairment of long-lived assets; the impact of current low oil and natural gas prices on proved reserves under SEC rules, including the possible downward revision of proved bitumen reserves; the intention to continue applying for the Canada Emergency Wage Subsidy; the impact of the Government of Alberta acceleration of corporate income tax rate decrease; and the impact of measures implemented in response to
COVID-19.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to
COVID-19
outbreaks; the company’s ability to effectively execute on its business continuity plans and pandemic response activities; the ability of the company to achieve cost savings and adjust maintenance work; the performance of third-party service providers, including diluent supply by pipeline to Kearl; the adoption and impact of new facilities or technologies, including on reductions to greenhouse gas emissions intensity; refinery utilization and product sales; applicable laws and government policies, including production curtailment and restrictions in response to
COVID-19;
financing sources and capital structure, including the ability to issue long-term debt; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices and the impact of
COVID-19
on demand; general economic conditions; availability and allocation of capital; currency exchange rates; transportation for accessing markets; political or regulatory events, including changes in law or government policy such as tax laws, production curtailment and actions in response to
COVID-19;
availability and performance of third-party service providers, including in light of restrictions related to
COVID-19;
management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; the receipt, in a timely manner, of regulatory and third-party approvals; the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; operational hazards and risks; cybersecurity incidents, including increased reliance on remote working arrangements and activation of business continuity plans due to
COVID-19;
and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K
and subsequent interim reports on Form
10-Q.
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
Information about market risks for the nine months ended September 30, 2020, does not differ materially from that discussed on page 27 of the company’s annual report on Form
10-K
for the year ended December 31, 2019 and on page 26 of the Form
10-Q
for the quarter ended June 30, 2020.

Item 4.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
On October 20, 2020, Imperial was issued a Notice of Intention to Issue an Environmental Penalty Order by the Ontario Ministry of the Environment, Conservation and Parks under the Ontario Environmental Protection Act, R.S.O. 1990, c. E.19. The Notice of Intention contains 10 alleged contraventions at Imperial’s refinery in Sarnia, Ontario for discharging more than 225 kilograms of sulphur dioxide in a
24-hour
period from acid combustion equipment between July, 2019 and October, 2019, pursuant to section 5(1) of Ontario Regulation 530/18 Air Pollution – Discharge of Sulphur Dioxide from Petroleum Facilities. The Notice of Intention proposes a total administrative penalty amount of $977,145, and is subject to possible reductions upon review. Imperial is evaluating the possibility of an appeal of a final environmental penalty order.

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
As a result of
COVID-19,
governments in many countries have mandated quarantines, closures, stay-at-home
orders and travel restrictions that have had a significant impact on demand for the company’s products. While these effects are expected to be temporary, a resurgence of cases of
COVID-19
leads to a highly uncertain business environment. Although there has been some movement toward pre-pandemic
activity levels, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time and continued or new restrictions could continue to impact the demand for products.
Imperial’s future business results, including cash flows and financing needs, will be affected by the extent and duration of these conditions and the effectiveness of responsive actions that the company and others take, including our actions to reduce capital and operating expenses and government actions to address the
COVID-19
pandemic. The impact of
COVID-19
could also have an effect on the financial markets and result in an increase to the cost of capital due to risk. The company’s results will also be affected by any resulting negative impacts on national and global economies and markets from a prolonged decrease of economic activity.
The company has had positive
COVID-19
cases at its operating sites that have not had a material impact on its operations or business. However, if the company’s mitigation and response efforts prove insufficient, large outbreaks of epidemics, pandemics or other health crises such as
COVID-19
at operating sites, particularly in remote locations and where work camps are utilized, could impact the company’s personnel and its operations. The company could also be impacted by disruption to supply chains, methods of distribution and key third-party service providers, which could impact the ability to produce or sell its products, as well as increasing the costs associated with its operations and decreasing revenues and margins.
The company has initiated numerous emergency response and business continuity plans, and a substantial portion of the company’s workforce has implemented remote working arrangements. If the company is not able to effectively operate and manage through these plans and alternative arrangements, the negative impacts could include reduced productivity and increased costs.
The
COVID-19
pandemic continues to evolve, with an increase of cases in many areas and the potential for additional public health restrictions. The evolution of the pandemic remains highly uncertain, and it is difficult to predict the ultimate impact of it or the timing of any resolution of the current supply imbalances. We continue to monitor market developments and evaluate the impacts of decreased demand on our production levels, as well as impacts on project development and future production.

IMPERIAL OIL LIMITED

Item 2.	Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

July 2020
(July 1 - July 31)	-	-	-	50,000
August 2020
(August 1 - August 31)	-	-	-	50,000
September 2020
(September 1 - September 30)	-	-	-	50,000
(a)
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

Imperial Oil Limited (Registrant)

Date: November 4, 2020	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: November 4, 2020	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary