Form 10-K
period 2020-12-31
IMPERIAL OIL LTD
filed 2021-02-24
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Non-accelerated filer......
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act……
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
✓
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2
of the Securities Exchange Act of 1934). Yes..... No
✓
As of the last business day of the 2020 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates
of the registrant was Canadian $4,873,811,386 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 16, 2021, was 734,076,755.

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

dollars	2020	2019	2018	2017	2016
Rate at end of period	0.7841	0.7715	0.7329	0.7989	0.7448
Average rate during period	0.7458	0.7558	0.7693	0.7714	0.7559
High	0.7865	0.7715	0.8143	0.8243	0.7972
Low	0.6878	0.7358	0.7326	0.7275	0.6853
On February 16, 2021, the noon buying rate in New York City for wire transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.7878 U.S. = $1.00 Canadian.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the improvement of recovery through experimental operations; the development drilling program at Cold Lake; the timing, cost, efficiency and production of the Aspen project and expansion project at Cold Lake; the continued evaluation of other oil sands leases and unconventional assets; the company’s focus on key oil sands assets and the most attractive portions of its unconventional portfolio; future activities with respect to Beaufort Sea licences; Kearl 2021 production outlook and growth initiatives; the ability of rail infrastructure to mitigate pipeline capacity constraints; human capital resources strategy and impact; anticipated capital, exploration and operating expenditures, including with respect to environmental protection; expected full year capital expenditures of about $1.2 billion for 2021; continued evaluation of the company’s share purchase program; being well positioned to participate in future investments and reduce commodity price risk; the company’s long-term business outlook including demand, supply and energy mix and pathways to recovery from the impacts of
COVID-19;
segment growth, competitive strategies and benefits from an integrated business model; Cold Lake 2021 production outlook and focus on base performance in the near-term; continued monitoring of curtailment regulations including with respect to rail shipments and pace of the Aspen project; potential impacts from environmental risks, carbon policy and climate related regulations; the impact of Downstream strategies and competitive position; the benefits to the Chemical business from integration with the Sarnia refinery and relationship with ExxonMobil; market uncertainty and the extent of ongoing effects of the
COVID-19
pandemic on economic activity and supply and demand; the intention to continue applying for the Canada Emergency Wage Subsidy; the impact of measures implemented by the company in response to
COVID-19;
capital structure and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; earnings sensitivities; risks associated with use of derivative instruments; the impact of any pending litigation, accounting standards and unrecognized tax benefits; standardized measures of discounted future cash flows; and the impact of the Strathcona cogeneration project.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities, and the company’s ability to effectively execute on these plans and operate its assets; production life, resource recoveries and reservoir performance; the performance of third-party service providers; applicable laws and government policies, including taxation, climate change, production curtailment and restrictions in response to
COVID-19;
evolution of
COVID-19
and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to
COVID-19
outbreaks; the company’s ability to effectively execute on its business continuity plans and pandemic response activities; cost savings; the adoption and impact of new facilities or technologies, including on capital efficiency, production and reductions to greenhouse gas emissions intensity; refinery utilization and product sales; financing sources and capital structure; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy, applicable royalty rates, tax laws, production curtailment and actions in response to
COVID-19;
the receipt, in a timely manner, of regulatory and third-party approvals; third-party opposition to operations, projects and infrastructure; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; currency exchange rates; availability and allocation of capital; availability and performance of third-party service providers, including in light of restrictions related to
COVID-19;
unanticipated technical or operational difficulties; management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
commercial negotiations; project management and schedules and timely completion of projects; reservoir analysis and performance; unexpected technological developments; the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; operational hazards and risks; cybersecurity incidents; general economic conditions, including the occurrence and duration of economic recessions; the ability to develop or acquire additional reserves; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of this annual report on Form
10-K.
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

Upstream
Disclosure of reserves
Summary of oil and gas reserves at
year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2020, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the “Financial section”, starting on page 41 of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month
price for each month during the last
12-month
period ending December 31. Natural gas is converted to an
oil-equivalent
basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2020 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	7	167	311	76	422
Undeveloped	-	1	133	5	138
Total net proved	7	168	444	81	560
(a)	Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. Furthermore, the company only records proved reserves for projects which have received significant funding commitments by management made toward the development of the reserves. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty frameworks and significant changes in oil and gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the company’s capital spending and also impact its partners’ capacity to fund their share of joint projects.
As a result of low prices during 2020, under the U.S. Securities and Exchange Commission definition of proved reserves, certain quantities of bitumen that qualified as proved reserves in prior years did not qualify as proved reserves at year-end
2020. Amounts no longer qualifying as proved reserves include 2.2 billion barrels of bitumen at Kearl and 0.6 billion barrels of bitumen at Cold Lake. Among the factors that could result in portions of these amounts being recognized again as proved reserves at some point in the future are a recovery in the SEC price basis, a further decline in costs, and / or operating efficiencies.
Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributed to Imperial. The company does not expect its operations to be affected by the downward revision of reported proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.

Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2020 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 22 years of petroleum industry experience, including 16 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 31 persons with an average of 11 years of relevant technical experience in evaluating reserves, of whom 26 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 17 persons with an average of 11 years of relevant experience in evaluating and managing the evaluation of reserves.

Proved undeveloped reserves
As at December 31, 2020, approximately 25 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 138 million oil-equivalent
barrels. Proved undeveloped reserves are associated with Syncrude and Cold Lake. This compared to 397 million oil-equivalent
barrels of proved undeveloped reserves reported at the end of 2019. The decrease of 259 million oil-equivalent
barrels of proved undeveloped reserves includes a decrease of 335 million oil-equivalent
barrels at Cold Lake and a decrease of 57 million
oil-equivalent
barrels at the Montney and Duvernay unconventional assets, partially offset by an increase of 133 million oil-equivalent
barrels at Syncrude. Conversion of proved undeveloped reserves into proved developed was 6 million oil-equivalent
barrels in 2020, associated with Cold Lake and the Montney and Duvernay unconventional assets.
Proved undeveloped reserves that have remained undeveloped for five years or more represent about 4 percent (5 million oil-equivalent
barrels) of proved undeveloped reserves and are associated with ongoing development programs at Cold Lake. These undeveloped reserves are planned to be developed in a staged approach to align with operational capacity and efficient capital spending commitment over the life of the asset. The company is reasonably certain that these proved reserves will be produced; however the timing and amount recovered can be affected by a number of factors including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty frameworks and significant changes in oil and gas price levels.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $209 million during the year to progress the development of proved undeveloped reserves at Cold Lake, the Montney and Duvernay unconventional assets and at Syncrude. These investments represented about 37 percent of the $561 million in total reported Upstream capital and exploration expenditures. Investments made by the company to develop quantities which no longer meet the SEC definition of proved reserves as a result of low prices during 2020 are included in these capital and exploration expenditures.

Oil and gas production, production prices and production costs
Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 45 of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended December 31, 2020 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2020	2019	2018
Bitumen:
Kearl:	- gross (b)	158	145	146
	- net (c)	155	140	135
Cold Lake:	- gross (b)	132	140	147
	- net (c)	124	114	120
Total bitumen:	- gross (b)	290	285	293
	- net (c)	279	254	255
Synthetic oil (d) :	- gross (b)	69	73	62
	- net (c)	68	65	60
Liquids (e) :	- gross (b)	13	16	6
	- net (c)	12	14	7
Total:	- gross (b)	372	374	361
	- net (c)	359	333	322
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.

(c)	Net production is gross production less the mineral owners’ or governments’ share or both.

(d)	The company’s synthetic oil production volumes were from the company’s share of production volumes in the Syncrude joint venture.

(e)	Liquids include crude oil, condensate and NGLs.
Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2020 are set forth below. All reported production volumes were from Canada. All gas volumes in this report are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 45 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2020	2019	2018
Gross production (b) (c)	154	145	129
Net production (c) (d) (e)	150	144	126
Net production available for sale (f)	115	108	94
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.

(c)	Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.

(d)	Net production is gross production less the mineral owners’ or governments’ share or both.

(e)	Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.

(f)	Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily
oil-equivalent
basis production
The company’s total average daily production expressed in an oil-equivalent
basis is set forth below, with natural gas converted to an
oil-equivalent
basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2020	2019	2018
Total production oil-equivalent basis:
- gross (b)	398	398	383
- net (c)	384	357	343
(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

(b)	Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.

(c)	Net production is gross production less the mineral owners’ or governments’ share or both.
Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2020 were as follows.

Canadian dollars per barrel	2020	2019	2018
Bitumen	25.69	50.02	37.56
Synthetic oil	49.76	74.47	70.66
Liquids (a)	27.40	42.91	40.20
Canadian dollars per thousand cubic feet
Natural gas	1.90	2.05	2.43
(a)	Liquids include crude oil, condensate and NGLs.
In 2020, Imperial’s average Canadian dollar realizations for bitumen decreased primarily due to a decrease in Western Canada Select. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with West Texas Intermediate, adjusted for changes in exchange rates and transportation costs.
In 2019, Imperial’s average Canadian dollar realizations for bitumen increased, supported primarily by an increase in Western Canada Select and lower diluent costs. The company’s average Canadian dollar realizations for synthetic crude increased relative to West Texas Intermediate, primarily due to the narrowing of the western Canadian light crude differential.
Average unit production costs

Canadian dollars per barrel	2020	2019	2018
Bitumen	25.73	31.53	29.39
Synthetic oil	45.51	54.44	60.34
Total oil-equivalent basis (a)	28.73	34.82	35.28
(a)	Includes liquids, bitumen, synthetic oil and natural gas.
In 2020, bitumen unit production costs were lower, primarily driven by higher Kearl production due to improved reliability and reduced downtime related to the addition of supplemental crushing facilities in 2020, and cost saving activities in response to market conditions.
In 2020, synthetic oil unit production costs were lower, primarily driven by cost saving activities in response to market conditions.
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
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2020.

wells	2020	2019	2018
Net productive exploratory	-	-	-
Net dry exploratory	-	-	-
Net productive development	29	28	19
Net dry development	-	-	1
Total	29	28	20
In 2020, wells drilled to add productive capacity include 28 development wells at Cold Lake and 1 well associated with the Montney and Duvernay unconventional assets.
In 2019, wells drilled to add productive capacity include 14 development wells at Cold Lake and 14 wells associated with the Montney and Duvernay unconventional assets.
In 2018, wells drilled to add productive capacity include 10 development wells at Cold Lake and 9 wells associated with the Montney and Duvernay unconventional assets.
Wells drilling
At December 31, 2020, the company was participating in the drilling of the following exploratory and development wells within the Montney and Duvernay unconventional assets. All wells were located in Canada.

	2020
wells	Gross	Net
Total	18	9
Exploratory and development activities regarding oil and gas resources
Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2020, additional wells were drilled on existing phases. In 2021, a development drilling program is planned within the approved development area to add productive capacity.
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

In October 2018, regulatory approval for the Aspen
in-situ
project was received from the Alberta Energy Regulator. The first phase of the project was approved by the company’s board and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018. In March 2019, the company slowed the pace of development given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. Aspen’s project pace will be continuously evaluated, although major investment remains on hold. Aspen remains an important development project for Imperial.
In March 2016, Imperial filed a regulatory application for an expansion project at Cold Lake to develop the Grand Rapids interval using
SA-SAGD
technology. The project is proposed to produce 50,000 barrels per day, before royalties. In August 2018, regulatory approval for the expansion project at Cold Lake was received from the Alberta Energy Regulator. The company continues to progress the project with a slower pace.
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
Montney and Duvernay
The company has ramped down development drilling in its Montney and Duvernay unconventional assets in the western provinces. Imperial has re-assessed
the long-term development plans of its unconventional portfolio in Alberta and no longer plans to further develop a significant portion of this portfolio. The assets that will not be developed are non-core,
non-producing,
undeveloped assets. This decision is consistent with Imperial’s strategy of focusing its upstream resources and efforts on its key oil sands assets as well as on only the most attractive portions of its unconventional portfolio. The decision resulted in a non-cash,
after-tax
impairment charge of $1,171 million in 2020, thereby reducing the carrying value of those assets to fair value. The company retains its interest in these resources. Imperial continues to produce from its developed acreage.
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
to address regional social, environmental, economic and spill response impacts of natural resource development in the Arctic. The company continues to hold the licences while maintaining community engagement and participation in the
BR-SEA
process.
Exploratory and development activities regarding oil and gas resources extracted by mining methods
The company continues to evaluate other undeveloped, mineable oil sands acreage in the Athabasca region.

Present activities
Review of principal ongoing activities
Kearl
Kearl is a joint venture established to recover shallow deposits of oil sands using open-pit
mining methods to extract the crude bitumen, which is processed through extraction and froth treatment trains. The company holds a 70.96 percent participating interest in the joint venture and ExxonMobil Canada Properties holds the other 29.04 percent. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation by pipeline and rail.
During 2020, the company’s share of Kearl’s net bitumen production was about 155,000 barrels per day and gross production was about 158,000 barrels per day.
Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up
of all units through early 2020. These facilities have further improved reliability, reduced planned downtime, lowered unit costs and enabled the asset to achieve higher volumes. As disclosed in the company’s 2019 Form
10-K,
the original production target in 2020 for Kearl was 240,000 barrels per day (about 170,000 barrels Imperial’s share). As a result of market conditions, the company adjusted planned maintenance and turnaround activity, and revised its full-year guidance for Kearl total gross production to 220,000 barrels per day (about 156,000 barrels Imperial’s share). In 2020, Kearl achieved record annual total gross production of 222,000 barrels per day (158,000 barrels Imperial’s share). Imperial continues to progress initiatives to enable the asset to achieve 255,000 barrels per day of total gross production in 2021 (about 181,000 barrels Imperial’s share).
As a result of low prices during 2020, under the SEC definition of proved reserves, certain quantities of bitumen that qualified as proved reserves in prior years did not qualify as proved reserves at year-end
2020. Amounts no longer qualifying as proved reserves include 2.2 billion barrels of bitumen at Kearl. Among the factors that could result in portions of these amounts being recognized again as proved reserves at some point in the future are a recovery in the SEC price basis, a further decline in costs, and / or operating efficiencies. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributed to Imperial. The company does not expect its operations to be affected by the downward revision of reported proved reserves as disclosed under the U.S. SEC definition.
Cold Lake
Cold Lake is an
in-situ
heavy oil bitumen operation. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
During 2020, net bitumen production at Cold Lake was about 124,000 barrels per day and gross production was about 132,000 barrels per day.
As a result of low prices during 2020, under the SEC definition of proved reserves, certain quantities of bitumen that qualified as proved reserves in prior years did not qualify as proved reserves at year-end
2020. Amounts no longer qualifying as proved reserves include 0.6 billion barrels of bitumen at Cold Lake. Among the factors that could result in portions of these amounts being recognized again as proved reserves at some point in the future are a recovery in the SEC price basis, a further decline in costs, and / or operating efficiencies. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributed to Imperial. The company does not expect its operations to be affected by the downward revision of reported proved reserves as disclosed under the U.S. SEC definition.

Syncrude
Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit
mining methods to extract crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. The company holds a 25 percent participating interest in the joint venture. The produced synthetic crude oil is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
In 2020, the company’s share of Syncrude’s net production of synthetic crude oil was about 68,000 barrels per day and gross production was about 69,000 barrels per day.
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
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2020 and December 31, 2019, is set forth in the following table. The statistics in the table are determined in part from information received from other operators.

	Year ended December 31, 2020				Year ended December 31, 2019
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,660	4,610	2,767	898	4,646	4,603	2,801	911
(a)	Gross wells are wells in which the company owns a working interest.

(b)	Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.

(c)
Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end
2020, the company had an interest in 12 gross wells with multiple completions (2019 - 12 gross wells).

Land holdings
At December 31, 2020 and December 31, 2019, the company held the following oil and gas rights, and bitumen and synthetic oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2020	2019	2020	2019	2020	2019
Western provinces (a) :
Liquids and gas	- gross (b)	1,043	1,056	697	771	1,740	1,827
	- net (c)	510	516	388	432	898	948
Bitumen	- gross (b)	197	197	594	601	791	798
	- net (c)	182	182	265	269	447	451
Synthetic oil	- gross (b)	119	118	100	136	219	254
	- net (c)	30	29	25	34	55	63
Canada lands (d) :
Liquids and gas	- gross (b)	2	4	1,803	1,831	1,805	1,835
	- net (c)	2	2	495	498	497	500
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	267	267	332	332
	- net (c)	6	6	36	36	42	42
Total (e) :	- gross (b)	1,426	1,440	3,461	3,606	4,887	5,046
	- net (c)	730	735	1,209	1,269	1,939	2,004
(a)	Western provinces include British Columbia and Alberta.

(b)	Gross acres include the interests of others.

(c)	Net acres exclude the interests of others.

(d)	Canada lands include the Arctic Islands, Beaufort Sea / Mackenzie Delta, and other Northwest Territories and Yukon regions (Yukon - 2019 only).

(e)
Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work
(farm-out)
and whereby the company may earn interests in others’ holdings by performing certain exploratory work
(farm-in).

Western provinces
The company’s bitumen leases include about 171,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 68,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totalling about 174,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area, about 34,000 net acres of oil sands leases in the Aspen area, about 30,000 net acres of oil sands leases in the Corner area, about 18,000 net acres in the Chard area and about 29,000 net acres in the Clarke Creek area. The 174,000 net acres are suitable for in-situ
recovery techniques.
The company’s share of Syncrude joint venture leases covering about 55,000 net acres accounts for the entire synthetic oil acreage. Oil sands leases have an exploration period of 15 years and are continued beyond that point by payment of escalating rentals or by production. The majority of the acreage in Cold Lake, Kearl and Syncrude is continued by production.
The company holds interests in an additional 898,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas, including about 387,000 net acres associated with the company’s unconventional portfolio in Alberta. Imperial has re-assessed
the long-term development of its unconventional portfolio and no longer plans to further develop a significant portion of this portfolio.
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
Atlantic offshore
Exploration licences on Atlantic offshore have a finite term. The Atlantic offshore acreage is continued by production licences or held by SDLs.

Downstream
Supply
The company supplements its own production of crude oil, condensate and petroleum products with substantial purchases from a number of other sources at negotiated market prices. Purchases are made under both spot and term contracts from domestic and foreign sources, including ExxonMobil.
Transportation
Imperial currently transports the company’s crude oil production and third-party crude oil required to supply refineries by contracted pipelines, common carrier pipelines and rail. To mitigate uncertainty associated with the timing of industry pipeline projects and pipeline capacity constraints, the company has developed rail infrastructure. The Edmonton rail terminal has total capacity to ship up to 210,000 barrels per day of crude oil.
Refining
The company owns and operates three refineries, which process predominantly Canadian crude oil. The company purchases finished products to supplement its refinery production.
The approximate average daily volumes of refinery throughput during the three years ended December 31, 2020, and the daily rated capacities of the refineries as at December 31, 2020, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2020	2019	2018	2020
Strathcona, Alberta	170	183	173	196
Sarnia, Ontario	86	86	109	119
Nanticoke, Ontario	84	84	110	113
Total	340	353	392	428
(a)	Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.

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

Refinery throughput averaged 340,000 barrels per day in 2020, compared to 353,000 barrels per day in 2019. Capacity utilization was 80 percent, compared to 83 percent in 2019. Lower throughput was driven by reduced demand due to the
COVID-19
pandemic, partially offset by lower refinery turnaround activity and reliability events, including impacts from the Sarnia fractionation tower incident which occurred in April 2019.
Refinery throughput averaged 353,000 barrels per day in 2019, compared to 392,000 barrels per day in 2018. Capacity utilization was 83 percent, compared to 93 percent in 2018. Reduced throughput was mainly due to higher planned turnaround activities and impacts from the Sarnia fractionation tower incident which occurred in April 2019.
Distribution
The company maintains a nationwide distribution system, to move petroleum products to market by pipeline, tanker, rail and road transport. The company owns and operates fuel terminals across the country, as well as natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of two products pipeline companies.

Marketing
The company markets petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.
Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2020, there were about 2,400 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards.
Imperial also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases / sales contracts with the same counterparty) sold during the three years ended December 31, 2020, are set out in the following table.

thousands of barrels per day	2020	2019	2018
Gasolines	215	249	255
Heating, diesel and jet fuels	146	167	183
Heavy fuel oils	20	21	26
Lube oils and other products	40	38	40
Net petroleum product sales	421	475	504
In 2020, lower sales were primarily driven by reduced demand due to the
COVID-19
pandemic.
In 2019, lower sales volumes were mainly due to lower refinery throughput.
Chemical
The company’s Chemical operations manufacture and market benzene, aromatic and aliphatic solvents, plasticizer intermediates and polyethylene resin. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.
The company’s total petrochemical sales volumes during the three years ended December 31, 2020, were as follows.

thousands of tonnes	2020	2019	2018
Total petrochemical sales	749	732	807
In 2020, sales volumes increased primarily due to higher sales of intermediates.
In 2019, sales volumes decreased primarily due to lower aromatics and intermediates sales.

Human capital resources
Imperial operates in a complex, competitive and changing business environment where decisions and risks play out over time horizons that are often decades in length. This long-term orientation underpins the company’s philosophy on talent development.
Talent development begins with recruiting exceptional candidates and continues with individually planned experiences and training designed to facilitate broad development and a deep understanding of our business across the business cycle. The company’s compensation is market competitive, long-term oriented, and highly differentiated by individual performance. In addition, benefits and workplace programs support the company’s talent management approach, and are designed to attract and retain employees for a long-term career. Overall, this multifaceted approach has resulted in strong employee retention.
Imperial views diversity as an opportunity. The company encourages and respects diversity of thought, ideas, and perspective in its workforce. The company considers diversity though all stages of employment including recruitment, training and development of its employees. Imperial’s goal is to reflect the mix and diversity of the communities where it operates, and it continues to focus on diverse representation at all levels of the organization.
The number of regular employees was about 5,800 at the end of 2020 (2019 - 6,000, 2018 - 5,700). Regular employees are defined as executive, management, professional, technical and wage employees who work full-time or part-time for the company and are covered by the company’s benefit plans and programs.
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

Government regulations
Petroleum, natural gas and oil sands rights
Most of the company’s petroleum, natural gas and oil sands rights were acquired from governments, either federal or provincial. These rights, in the form of leases or licences, are generally acquired for cash or work commitments. A lease or licence entitles the holder to explore for petroleum, natural gas and / or oil sands on the leased lands for a specified period.
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
Environmental protection
The company regards protecting the environment in connection with its various operations as a priority. The company is subject to extensive environmental regulations in Canada that apply to all phases of exploration, development, operation, and final closure. These requirements cover the management and monitoring of potential environmental impacts during active operations, including practices for land disturbance, wildlife protection, specifications for equipment operation and material storage and limitations on discharges to the environment. It also includes conducting environmental surveys and collecting continuous operational measurements and sampling to confirm that environmental practices are adequately protecting the environment. These regulations also specify the actions and requirements for final reclamation, abandonment and closure of facilities. The company works in cooperation with government agencies, industry associations and communities to address existing, and to anticipate potential, environmental protection issues. The company also maintains extensive operating procedures, processes and emergency response plans to address environmental risks at its operations.
As discussed in Item 1A. Risk factors in this report, compliance with existing and potential future government regulations, including environmental regulations, may have material effects on the capital expenditures, earnings, and competitive position of the company. Imperial takes new and ongoing measures throughout its operations each year to prevent and minimize the impact of its operations on air, land and water. These include significant investments in refining infrastructure and technology to manufacture clean fuels, continued evaluation and implementation of new technologies to reduce greenhouse gas emissions, adherence to federal and provincial greenhouse gas emissions reduction and reporting programs, enhanced water and land management, and expenditures for asset retirement obligations. In the past five years, the company has made capital and operating expenditures of about $3.3 billion on environmental protection and facilities. In 2020, the company’s environmental capital and operating expenditures totalled approximately $0.6 billion, which was spent primarily on activities to protect the air, land and water, including remediation projects. Capital and operating expenditures relating to environmental protection are expected to be about $1.1 billion in 2021.

Crude oil
Production
The maximum allowable gross production of crude oil from wells in Canada is subject to limitations by various regulatory authorities on the basis of engineering and conservation principles.
Additionally, in December 2018, the Government of Alberta introduced temporary mandatory production curtailment regulations, which took effect on January 1, 2019. These regulations enable the government to impose production limits on large producers in Alberta. Mandatory production curtailments were eliminated effective December 2020, but the regulatory authority to impose curtailments remains in place. The duration of these regulations is uncertain.
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
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2020 gas production rates.
Exports
The Government of Canada has the authority to regulate the export price for natural gas. Exports of natural gas from Canada require approval by the CER and the Government of Canada. The Government of Canada allows the export of natural gas by CER order without volume limitation for terms not exceeding 24 months.
Royalties
The Government of Canada and the provinces in which the company produces crude oil and natural gas, impose royalties on production from lands where they own the mineral rights. Some producing provinces also receive revenue by imposing taxes on production from lands where they do not own the mineral rights.
Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Kearl, Cold Lake and Syncrude, see “Upstream” section entitled “Present activities” under Item 1 on page 13.

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
Competition Act
The Competition Bureau seeks to ensure that Canadian businesses and consumers prosper in a competitive and innovative marketplace. The Competition Bureau is responsible for the administration and enforcement of the
Competition Act
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
The company online
The company’s website
www.imperialoil.ca
contains a variety of corporate and investor information, including the company’s annual report on Form
10-K,
quarterly reports on Form
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
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact Imperial’s results include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for our products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of, or government policy support for, alternative energy sources; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage that make wind and solar more competitive for power generation; changes in consumer preferences for the company’s products, including consumer demand for alternative fueled or electric transportation or alternatives to plastic products; broad-based changes in personal income levels; and security or public health issues and responses such as epidemics and pandemics.
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tend to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries or others to Organization of the Petroleum Exporting Countries (OPEC) production quotas, government policies that restrict oil and gas production or increase associated costs, including the Government of Alberta curtailment regulations, the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected pipeline or rail constraints that may disrupt supplies. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. Increased differentials in 2018 also led the Government of Alberta to enact temporary mandatory production curtailment regulations in 2019. These regulations enable the government to impose production limits on large producers in Alberta such as Imperial. Although mandatory production curtailment decreased throughout 2019 and 2020, and was eliminated in December 2020, the regulatory authority to impose curtailments remains in place and there is the potential for curtailment to be re-imposed
and increased. The duration of these regulations is uncertain, and could have an adverse effect on the company’s business. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, third-party opposition to company or infrastructure projects, and duration of regulatory reviews could impact Imperial’s existing operations and planned projects. This includes actions by regulators or other political actors to delay or deny necessary licenses and permits or restrict the operation of third-party infrastructure that the company relies on, such as pipelines to transport the company’s upstream production to market or that supply feedstock to the company’s refineries. Additionally, changes in environmental regulations, assessment processes or other laws and increasing and expanding stakeholder consultation (including Indigenous stakeholders), may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.
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
Governments may establish regulations with respect to the control of the company’s production, such as when increased price differentials in 2018 led the Government of Alberta to impose temporary mandatory production curtailment regulations effective 2019, as discussed in the Supply and demand section above. Government intervention in free markets may introduce unintended consequences such as market volatility and uncertainty, misallocation of resources, and erosion of investor confidence.
Environmental risks
All phases of the Upstream, Downstream and Chemical businesses are subject to environmental regulation pursuant to a variety of Canadian federal, provincial, territorial and municipal laws and regulations, as well as international conventions (collectively, “environmental legislation”).
Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Changes to these requirements could adversely affect the company’s results by impacting commodity prices, increasing costs and reducing revenues.
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

The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy applicable to the company’s oil sands assets, could restrict development in current and future areas of operation. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed at the federal and provincial levels, and when implemented could impact existing and planned projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.
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
In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. In 2019, the Government of Canada implemented a new environmental assessment framework under the
Impact Assessment Act
, which expands assessment considerations beyond the environment to include social, health, economic, and gender-based impacts and the impact on Canada’s climate change commitments. It also includes a reliance on strategic and regional assessments and adjusted regulatory review timelines. The impact of this legislation is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects.
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
There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities, if the company does not manage those risks effectively. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

Climate change and greenhouse gas restrictions
Driven by concern over the risks of climate change, a number of provinces and the Government of Canada have adopted, are considering the adoption of, or have revised, regulatory frameworks to reduce greenhouse gas emissions or production and use of oil and gas. These include adoption of carbon emissions pricing, cap and trade regimes, carbon taxes, emissions limits, increased efficiency standards, low carbon fuel standards and incentives or mandates for renewable energy.
The Government of Canada has adopted the Paris Agreement on climate change, and set a goal to reduce greenhouse gas emissions economy-wide by 30 percent below 2005 levels by 2030. To implement these goals, the Government of Canada adopted the
Greenhouse Gas Pollution Pricing Act
(GGPPA), which sets a federal backstop carbon price Canada-wide through a carbon levy applied to fossil fuels ($20 per tonne starting in 2019 and increasing by $10 per tonne annually to $50 per tonne in 2022), and an output-based pricing system for large industrial emitters. Under the GGPPA, provinces are required to either adopt the GGPPA, or obtain equivalency by adopting a price-based system or cap and trade system. In December 2020, the Government of Canada proposed to increase the carbon price by $15 per year starting in 2023, rising to $170 per tonne in 2030. Further, in 2020 the Government of Canada proposed legislation to formalize Canada’s target to achieve net-zero
emissions by 2050 and establish interim emissions reductions targets at five year intervals.
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
sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on the company’s future oil sands operations in Alberta. With respect to other provinces, with Ontario cancelling the cap and trade program in 2018, the company’s operations in Ontario are subject to the federal carbon levy and output based pricing system. British Columbia has carbon pricing in place for all emissions, with pricing currently at $40 per tonne and rising by $5 per tonne in April, 2021. Increases in carbon pricing could adversely impact the company’s operations and financial results unless the company can adapt its operations.
There are also various low carbon fuel standards being developed or applicable to the company’s products. The Government of Canada is progressing draft regulations for the Clean Fuel Standard, which will require the reduction in carbon intensity of liquid fuels supplied in Canada starting in 2022. The standard is expected to build upon the existing federal renewable fuels regulations that require fuel producers and importers to have a specified amount of renewable fuel in gasoline and diesel. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement by 2020. The British Columbia government has announced a draft policy to reduce the carbon intensity of fuels by a further 20 percent by 2030. Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits.
In 2019, the Government of Canada enacted the
Impact Assessment Act
, which links environmental assessment approvals to climate change-related goals, and has also discussed a goal of establishing legally-binding policies for being carbon-neutral by 2050. Changes and policies related to this act could adversely impact the company’s ability to progress new oil sands projects.
International accords and underlying regional and national regulations covering climate change and greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Such laws and policies could make Imperial’s products more expensive and less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current and pending greenhouse gas regulations or policies may also increase compliance and abatement costs including taxes and levies, increase abandonment and reclamation obligations, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the market place, could negatively affect our returns and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products. Governments may also impose restrictions on production of oil and gas to the extent they view such measures as a viable approach for pursuing national and global energy and climate policies. Concern over the risks of climate change may lead governments to make laws applicable to the energy industry progressively more stringent over time.

Political and other actors and their agents are also increasingly seeking to advance climate change objectives indirectly, such as by seeking to reduce the availability of or increase the cost for financing and investment in the oil and gas sector and taking actions intended to promote changes in business strategy for oil and gas companies.
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
Other business risks
Imperial is reliant on a number of key chemicals, catalysts and third-party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability, capacity or proximity with respect to pipeline facilities and railcars could negatively impact Imperial’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining operations and sales volumes. This includes outages of key third-party infrastructure, such as pipelines servicing the company’s oil sands assets or pipelines supplying feedstock to its refineries, which could impact the company’s ability to operate its assets or limit the ability to deliver production and products to market. A third-party utilities outage could have an adverse impact on the company’s operations and ability to produce.
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
Project management
The nature of the company’s Upstream, Downstream and Chemical businesses depend on complex, long-term, and capital intensive projects that require a high degree of project management expertise to maximize efficiency. This includes development, engineering, construction, commissioning and ongoing operational activities and expertise. The company’s results are affected by its ability to develop and operate projects and facilities as planned and by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the company’s ability to obtain the necessary environmental and other regulatory approvals; changes in regulations; the ability to model and optimize reservoir performance; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the impact of general economic, business and market conditions; and the company’s ability to respond effectively to unforeseen technical difficulties that could delay project start-up
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
If the measures the company is taking to protect against cybersecurity disruptions prove to be insufficient or if the company’s proprietary data is otherwise not protected, the company as well as its customers, employees or third parties could be adversely affected. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third-party information being compromised; or otherwise disrupt the company’s business operations. Imperial could incur significant costs to remedy the effects of a major cybersecurity disruption, in addition to costs in connection with resulting regulatory actions, litigation or reputational harm.

Preparedness
The company’s operations may be disrupted by severe weather events, natural disasters, human error, and similar events. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its rigorous disaster preparedness and response planning, as well as business continuity planning.
COVID-19
As a result of
COVID-19,
governments in many countries, including Canada, have mandated quarantines, closures, stay-at-home
orders and travel restrictions that have had a significant impact on demand for the company’s products. While these effects are expected to be temporary, the resurgence of cases of
COVID-19
has led to a highly uncertain business environment. Although there has been some movement toward pre-pandemic
activity levels, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time and continued or new restrictions could continue to impact the demand for petroleum products.
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
The company has had positive
COVID-19
cases, but these cases have not had a material impact on its operations or business. The company has initiated numerous emergency response and business continuity plans, and a substantial portion of the company’s workforce has implemented remote working arrangements. However, if the company’s mitigation and response efforts prove insufficient, then large outbreaks of epidemics, pandemics or other health crises such as
COVID-19
at operating sites, particularly in remote locations and where work camps are utilized, could materially impact the company’s personnel and its operations, reducing productivity and increasing costs.
The company could also be impacted by disruption to supply chains, methods of distribution and key third-party service providers, which could impact the ability to produce or sell its products, as well as increase the costs associated with its operations and decrease revenues and margins.
The
COVID-19
pandemic continues to evolve, with changing case numbers and the potential for additional public health restrictions. Although vaccines are being developed and approved for use, their availability and effectiveness is uncertain, especially in light of the emergence of new mutations of the virus. The impact of the pandemic remains difficult to predict.
Reputation
Imperial’s reputation is an important corporate asset. An operating incident, significant cybersecurity disruption, change in consumer views concerning the company’s products, or other adverse events, such as those described in Item 1A, may have a negative impact on Imperial’s reputation, which in turn could make it more difficult for the company to compete successfully for new opportunities or obtain necessary regulatory approvals, or could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions and environmental impact.

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
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.

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
As of February 16, 2021 there were 10,094 holders of record of common shares of the company.
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
Canada has approved several positions with respect to the
Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“MLI”)
, which may impact the taxability of dividends and capital gains in Canada if the shareholder’s country of residence has also approved these same positions of the MLI.
Between October 1, 2020 and December 31, 2020, pursuant to the company’s restricted stock unit plan, 6,975 shares were issued to employees or former employees outside the U.S. in reliance on Regulation S under the Securities Act.
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under the “Company executives and executive compensation”:

●	Entitled “Performance graph” within the “Compensation discussion and analysis” section on page 173 of this report; and

●	Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis”, on page 178 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
October 2020
(October 1 - October 31)	-	-	-	50,000
November 2020
(November 1 - November 30)	-	-	-	50,000
December 2020
(December 1 - December 31)	6,975	24.34	6,975	43,025
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

The company will continue to evaluate its share purchase program in the context of its overall capital activities.

Item 6.	Selected financial data

millions of Canadian dollars	2020	2019	2018	2017	2016
Revenues	22,284	34,002	34,964	29,125	25,049
Net income (loss)	(1,857)	2,200	2,314	490	2,165
Total assets at year-end	38,031	42,187	41,456	41,601	41,654
Long-term debt at year-end	4,957	4,961	4,978	5,005	5,032
Total debt at year-end	5,184	5,190	5,180	5,207	5,234
Other long-term obligations at year-end	4,100	3,637	2,943	3,780	3,656

Canadian dollars
Net income (loss) per common share - basic	(2.53)	2.88	2.87	0.58	2.55
Net income (loss) per common share - diluted	(2.53)	2.88	2.86	0.58	2.55
Dividends per common share - declared	0.88	0.85	0.73	0.63	0.59
Reference is made to the table setting forth exchange rates for the Canadian dollar, expressed in U.S. dollars, on page 2 of this report.

Item 7.	Management’s discussion and analysis of financial condition and results of operations
Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the “Financial section”, starting on page 45 of this report.

Item 7A.	Quantitative and qualitative disclosures about market risk
Reference is made to the section entitled “Market risks and other uncertainties” in the “Financial section”, starting on page 61 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8.	Financial statements and supplementary data
Reference is made to the table of contents in the “Financial section” on page 41 of this report:

●
Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PwC) dated February 24, 2021 beginning with the section entitled “Report of independent registered public accounting firm” on page 70 and continuing through note 18, “Other comprehensive income (loss) information” on page 106;

●	“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 107; and

●	“Quarterly financial data” on page 112.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 69 of this report for “Management’s report on internal control over financial reporting” and page 70 for the “Report of independent registered public accounting firm” on the company’s internal control over financial reporting as of December 31, 2020.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other information
None.

PART III
Item 10.	Directors, executive officers and corporate governance
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Nominees for director” on pages 114 to 117 of this report have been nominated for election at the annual meeting of shareholders to be held May 4, 2021. All of the nominees, with the exception of M.R. Crocker, are now directors and have been since the dates indicated. D.C. Brownell is a current director and has chosen not to stand for re-election.
Reference is made to the section under “Nominees for director”:

●	“Director nominee tables”, on pages 114 to 117 of this report;
Reference is made to the sections under “Corporate governance disclosure”:

●	“Skills and experience of our board members and nominees”, on page 121 of this report.

●	“Other public company directorships of our board members and nominees”, on page 125 of this report.

●	The table entitled “Audit committee” under “Board and committee structure”, on page 132 of this report;

●	“Ethical business conduct”, starting on page 144 of this report; and

●	“Largest shareholder”, on page 148 of this report.
Reference is made to the sections under “Company executives and executive compensation”:

●	“Named executive officers of the company” and “Other executive officers of the company”, on pages 150 to 152 of this report.

Item 11.	Executive compensation
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under “Corporate governance disclosure”:

●	“Director compensation”, on pages 136 to 142 of this report; and

●	“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 143 of this report.
Reference is made to the following sections under “Company executives and executive compensation”:

●	“Letter to shareholders from the executive resources committee on executive compensation”, starting on page 153 of this report; and

●	“Compensation discussion and analysis”, on pages 156 to 180 of this report.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under “Company executives and executive compensation” entitled “Equity compensation plan information”, within the “Compensation discussion and analysis” section, on page 178 of this report.
Reference is made to the section under “Corporate governance disclosure” entitled “Largest shareholder”, on page 148 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year-ended December 31, 2020 is described in the sections under “Nominees for director” starting on page 114, “Director compensation” starting on page 136 and “Company executives and executive compensation” starting on page 150. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares owned and restricted stock units held by each named executive officer, and the incumbent directors and executive officers as a group, as of February 16, 2021.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
B.W. Corson	-	156,400	87,758	116,100
D.E. Lyons	-	61,200	9,480	19,550
T.B. Redburn	3,571	101,500	-	-
S.P. Younger	-	16,200	7,703	25,800
B.A. Jolly	29,491	63,150	-	-
Incumbent directors and executive officers as a group (17 people)	126,660	509,925	117,742	252,200
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
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under “Corporate governance disclosure” entitled “Independence of our board members and nominees”, on page 122 of this report.
Reference is made to the section under “Corporate governance disclosure” entitled “Transactions with Exxon Mobil Corporation”, on page 148 of this report.
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
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2020 and December 31, 2019 were as follows:

thousands of Canadian dollars	2020	2019
Audit fees	1,910	1,782
Audit-related fees	92	94
Tax fees	-	-
All other fees	-	-
Total fees	2,002	1,876
Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2020. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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

PART IV
Item 15.   Exhibits, financial statement schedules
Reference is made to the table of contents in the “Financial section” on page 41 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation
S-K,
are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4)	(vi)	Description of capital stock. (Incorporated herein by reference to Exhibit (4)(vi) of the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 0-12014)).

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
8-K
filed on February 23, 2012 (File
No. 0-12014)).
(4)  Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form
8-K
filed on October 31, 2016 (File
No. 0-12014)).

(5)  Amended Short Term Incentive Program with respect to awards granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form
8-K
filed on October 31, 2016 (File
No. 0-12014)).
(6)  Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2020 and subsequent years, as amended effective November 24, 2020.

(21)
Imperial Oil Resources Limited is incorporated in Canada, and is a wholly-owned subsidiary of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2020.

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
Item 16. Form
10-K
summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 24, 2021 by the undersigned, thereunto duly authorized.

Imperial Oil Limited by /s/ Bradley W. Corson
(Bradley W. Corson) Chairman, president and chief executive officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bradley W. Corson (Bradley W. Corson)	Chairman, president and chief executive officer and director (Principal executive officer)

/s/ Daniel E. Lyons (Daniel E. Lyons)	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)

/s/ David C. Brownell (David C. Brownell)	Director

/s/ David W. Cornhill (David W. Cornhill)	Director

/s/ Krystyna T. Hoeg (Krystyna T. Hoeg)	Director

/s/ Miranda C. Hubbs (Miranda C. Hubbs)	Director

/s/ Jack M. Mintz (Jack M. Mintz)	Director

/s/ David S. Sutherland (David S. Sutherland)	Director

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2020	2019	2018	2017	2016
Revenues	22,284	34,002	34,964	29,125	25,049

Net income (loss):
Upstream	(2,318)	1,348	(138)	(706)	(661)
Downstream	553	961	2,366	1,040	2,754
Chemical	78	108	275	235	187
Corporate and other	(170)	(217)	(189)	(79)	(115)
Net income (loss)	(1,857)	2,200	2,314	490	2,165

Cash and cash equivalents at year-end	771	1,718	988	1,195	391
Total assets at year-end	38,031	42,187	41,456	41,601	41,654

Long-term debt at year-end	4,957	4,961	4,978	5,005	5,032
Total debt at year-end	5,184	5,190	5,180	5,207	5,234
Other long-term obligations at year-end	4,100	3,637	2,943	3,780	3,656

Shareholders’ equity at year-end	21,418	24,276	24,489	24,435	25,021
Cash flow from operating activities	798	4,429	3,922	2,763	2,015

Per share information (Canadian dollars)
Net income (loss) per common share - basic	(2.53)	2.88	2.87	0.58	2.55
Net income (loss) per common share - diluted	(2.53)	2.88	2.86	0.58	2.55
Dividends per common share - declared	0.88	0.85	0.73	0.63	0.59

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

	millions of Canadian dollars	2020	2019	2018
	Business uses: asset and liability perspective
	Total assets	38,031	42,187	41,456
Less:	Total current liabilities excluding notes and loans payable	(3,153)	(4,366)	(3,753)
	Total long-term liabilities excluding long-term debt	(8,276)	(8,355)	(8,034)
	Add: Imperial’s share of equity company debt	26	24	23
	Total capital employed	26,628	29,490	29,692

	Total company sources: Debt and equity perspective
	Notes and loans payable	227	229	202
	Long-term debt	4,957	4,961	4,978
	Shareholders’ equity	21,418	24,276	24,489
	Add: Imperial’s share of equity company debt	26	24	23
	Total capital employed	26,628	29,490	29,692
Return on average capital employed (ROCE)
ROCE is a financial performance ratio. From the perspective of the business segments, ROCE is annual business segment net income divided by average business segment capital employed (an average of the beginning and end-of-year
amounts). Segment net income includes Imperial’s share of segment net income of equity companies, consistent with the definition used for capital employed, and excludes the cost of financing. The company’s total ROCE is net income excluding the after-tax
cost of financing divided by total average capital employed. The company has consistently applied its ROCE definition for many years and views it as the best measure of historical capital productivity in a capital-intensive, long-term industry. Additional measures, which are more cash flow based, are used to make investment decisions.

millions of Canadian dollars	2020	2019	2018
Net income (loss)	(1,857)	2,200	2,314
Financing (after-tax), including Imperial’s share of equity companies	52	66	77
Net income (loss) excluding financing	(1,805)	2,266	2,391

Average capital employed	28,059	29,591	29,677
Return on average capital employed (percent) – corporate total	(6.4)	7.7	8.1

Cash flows from operating activities and asset sales
Cash flows from operating activities and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the Consolidated statement of cash flows. This cash flow reflects the total sources of cash both from operating the company’s assets and from the divesting of assets. The company employs a long-standing and regular disciplined review process to ensure that assets are contributing to the company’s strategic objectives. Assets are divested when they no longer meet these objectives or are worth considerably more to others. Because of the regular nature of this activity, the company believes it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

millions of Canadian dollars	2020	2019	2018
Cash flows from operating activities	798	4,429	3,922
Proceeds from asset sales	82	82	59
Total cash flows from operating activities and asset sales	880	4,511	3,981
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
Reconciliation of operating costs

millions of Canadian dollars	2020	2019	2018
From Imperial’s Consolidated statement of income
Total expenses	24,796	32,055	32,026
Less:
Purchases of crude oil and products	13,293	20,946	21,541
Federal excise tax and fuel charge	1,736	1,808	1,667
Financing	64	93	108
Subtotal	15,093	22,847	23,316
Imperial’s share of equity company expenses	64	76	74
Total operating costs	9,767	9,284	8,784

Components of operating costs

millions of Canadian dollars	2020	2019	2018
From Imperial’s Consolidated statement of income
Production and manufacturing	5,535	6,520	6,121
Selling and general	741	900	908
Depreciation and depletion (includes impairments)	3,293	1,598	1,555
Non-service pension and postretirement benefit	121	143	107
Exploration	13	47	19
Subtotal	9,703	9,208	8,710
Imperial’s share of equity company expenses	64	76	74
Total operating costs	9,767	9,284	8,784

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
Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s integrated business model, with significant investments in Upstream, Downstream and Chemical segments, generally reduces the company’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, Imperial’s investment decisions are grounded on fundamentals reflected in its long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting operating and capital objectives, in addition to providing the economic assumptions used for investment evaluation purposes. Volume projections are based on individual field production profiles, which are also updated annually. Price ranges for crude oil, natural gas, refined products and chemical products are based on corporate plan assumptions developed annually and are utilized for investment evaluation purposes. Major investment opportunities are evaluated over a range of potential market conditions. Once major investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Business environment and risk assessment
Long-term business outlook
Given the uncertainty around the near-term impacts of
COVID-19
on economic growth, energy demand and energy supply, and lack of precedent, the company is considering a range of recovery pathways to guide near-term plans. These pathways expect that energy demand will grow beyond 2019 levels as early as 2022 reflecting the phase out of
COVID-19
impacts and re-establishment of long-term supply / demand fundamentals. The “Long-term business outlook” is based on Exxon Mobil Corporation’s
Outlook for Energy
, which combined with the near-term pathways is used to help inform the company’s long-term business strategies and investment plans.
By 2040, the world’s population is projected at around 9.1 billion people, or about 1.6 billion more than in 2018. Coincident with this population increase, the company expects worldwide economic growth to average close to 2.5 percent per year, with economic output growing by around 75 percent by 2040. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by more than 10 percent from 2018 to 2040. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic
Co-operation
and Development (OECD)). Canada is expected to see flat to modest local energy demand growth through to 2040 and will continue to be a large supplier of energy exports to help meet rising global energy needs.
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
Global electricity demand is expected to increase approximately 50 percent from 2018 to 2040, with developing countries likely to account for about 85 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal fired generation is likely to decline substantially and approach 20 percent of the world’s electricity in 2040, versus nearly 40 percent in 2018, in part as a result of policies to improve air quality as well as reduce greenhouse gas emissions to address the risks related to climate change. From 2018 to 2040, the amount of electricity supplied using natural gas, nuclear power, and renewables is likely to nearly double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is likely to increase about 400 percent, helping total renewables (including other sources, i.e., hydropower) to account for about 80 percent of the increase in electricity supplies worldwide through 2040. Total renewables will likely reach about 50 percent of global electricity supplies by 2040. Natural gas and nuclear are also expected to increase shares over the period to 2040, reaching more than 25 percent and about 10 percent of global electricity supplies respectively by 2040. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors including the cost and availability of various energy supplies and policy developments.
Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by about 20 percent from 2018 to 2040. Transportation energy demand is likely to account for over 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak prior to 2025 and then decline to levels seen in the early-2010s by 2040 as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of about 60 percent. By 2040, light-duty vehicles are expected to account for about 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are likely to continue to run on liquid fuels, which are widely available and offer practical advantages in providing a large quantity of energy in small volumes.

Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2040, global demand for liquid fuels is projected to grow to approximately 110 million oil-equivalent
barrels per day, an increase of about 9 percent from 2018. The non-OECD
share of global liquid fuels demand is expected to increase to about 65 percent by 2040, as liquid fuels demand in the OECD is likely to decline by close to 15 percent. Much of the global liquid fuels demand today is met by crude production from traditional conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids and biofuels – are expected to grow to help meet rising demand. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic and lower carbon supply options. However, timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a
lower-emission,
versatile and practical fuel for a wide variety of applications, and it is expected to grow the most of any primary energy type from 2018 to 2040, meeting about 50 percent of global energy demand growth. Global natural gas demand is expected to rise about 25 percent from 2018 to 2040, with about half of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas – the natural gas found in shale and other tight rock formations – will help meet these needs. In total, about 55 percent of the growth in natural gas supplies is expected to be from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting more than two-thirds
of worldwide demand in 2040. Liquefied natural gas (LNG) trade will expand significantly, meeting about 40 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.
The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to 30 percent in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas in the next few years. The share of natural gas is expected to reach more than 25 percent by 2040, while the share of coal falls to about two thirds of the natural gas share. Nuclear power is projected to grow significantly, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to exceed 15 percent of global energy by 2040, with biomass, hydro and geothermal contributing a combined share of more than 10 percent. Total energy supplied from wind, solar and biofuels is expected to increase rapidly, growing over 350 percent from 2018 to 2040, when they will likely be just over 6 percent of the world energy mix.
The company anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2040 will be significant – even if demand remains flat. This reflects a fundamental aspect of the oil and natural gas business as the International Energy Agency (IEA) describes in its
World Energy Outlook 2020
. According to the IEA’s Stated Energy Policies Scenario, the investment required to meet oil and natural gas supply requirements worldwide over the period 2019 to 2040 will be about US$17 trillion (measured in 2019 dollars). In the IEA’s Sustainable Development Scenario, which is in line with the objectives of the Paris Agreement on climate change, the investment need would still accumulate to US$12 trillion.

International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, Imperial uses ExxonMobil’s
Outlook for Energy
as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the
Outlook for Energy
takes into account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The
Outlook for Energy
reflects an environment with increasingly stringent climate policies and is consistent with the aggregation of Nationally Determined Contributions (NDCs), which were submitted by signatories to the United Nations Framework Convention on Climate Change (UNFCCC) 2015 Paris Agreement. The
Outlook for Energy
seeks to identify potential impacts of climate related policies, which often target specific sectors. It estimates potential impacts of these policies on consumer energy demand by using various assumptions and tools – including, depending on the sector, application of a proxy cost of carbon or assessment of targeted policies (i.e., automotive fuel economy standards). As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need. The company continues to monitor the updates to the NDCs that nations are expected to provide in preparation for COP 26 in Glasgow in November 2021 as well as other policy developments in light of net zero ambitions recently formulated by some nations, including Canada.
Practical solutions to the world’s energy and climate challenges will benefit from market competition in addition to well-informed, well-designed and transparent policy approaches that carefully weigh costs and benefits. Such policies are likely to help manage the risks of climate change while also enabling societies to pursue other high priority goals around the world – including clean air and water, access to reliable and affordable energy, and economic progress for all people. The company encourages sound policy solutions that reduce climate-related risks across the economy at the lowest societal cost. All practical and economically viable energy sources will need to be pursued to continue meeting global energy demand, recognizing the scale and variety of worldwide energy needs, as well as the importance of expanding access to modern energy to promote better standards of living for billions of people.
The information provided in the “Long-term business outlook” includes internal estimates and projections based upon ExxonMobil’s internal data and analyses, as well as publicly available information from external sources including the International Energy Agency.

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
The upstream industry environment has a history of significant price volatility. Market demand and prices experienced a sharp decline in the first half of 2020 largely driven by the
COVID-19
pandemic. Following this decline, prices improved in the second half of the year as supply and demand began to rebalance. Prices for most of the company’s crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. In January 2019, the Government of Alberta’s temporary mandatory production curtailment regulations came into effect. Although the mandatory production curtailment decreased throughout 2019 and 2020, and was eliminated in December 2020, the regulatory authority to impose curtailment remains in place and there is the potential for curtailment to be re-imposed
and increased. The duration of these regulations is uncertain. Imperial continually monitors the effects of these regulations and evaluates opportunities, including crude shipments by rail and the pace of the development of its Aspen in-situ
oil sands project, as economically justified.
Imperial believes prices over the long term will be driven by market supply and demand, with the demand side largely being a function of general economic activities, levels of prosperity, technology advances, consumer preference and government policies. On the supply side, prices may be significantly impacted by political events, logistics constraints, the actions of OPEC, governments and other factors. To manage the risks associated with price, Imperial evaluates annual plans and all major investments across a range of price scenarios.
In 2020, Imperial
re-assessed
the long-term development plans of its unconventional portfolio in Alberta and no longer plans to further develop a significant portion of this portfolio. The decision resulted in a non-cash,
after-tax
impairment charge of $1,171 million in 2020, thereby reducing the carrying value of those assets to fair value. The company retains its interest in these resources. These non-core
assets are
non-producing,
undeveloped assets and the company does not expect any material future cash expenditures related to this impairment. This decision is consistent with Imperial’s strategy of focusing its upstream resources and efforts on its key oil sands assets as well as on only the most attractive portions of its unconventional portfolio. Imperial continues to produce from its developed acreage.
Kearl’s supplemental crushing facilities started operations in late 2019, with ramp-up
of all units through early 2020. These facilities have further improved reliability, reduced planned downtime, lowered unit costs and enabled the asset to achieve higher volumes. As disclosed in the company’s 2019 Form
10-K,
the original production target in 2020 for Kearl was 240,000 barrels per day (about 170,000 barrels Imperial’s share). As a result of market conditions, the company adjusted planned maintenance and turnaround activity, and revised its full-year guidance for Kearl total gross production to 220,000 barrels per day (about 156,000 barrels Imperial’s share). In 2020, Kearl achieved record annual total gross production of 222,000 barrels per day (158,000 barrels Imperial’s share). Imperial continues to progress initiatives to enable the asset to achieve 255,000 barrels per day of total gross production in 2021 (about 181,000 barrels Imperial’s share). In 2020, gross bitumen production at Cold Lake was impacted by ongoing steam management. The company plans to focus on base performance in the near-term and expects gross bitumen production at Cold Lake to average approximately 130,000 barrels per day in 2021.
As described in more detail in Item 1A. “Risk factors”, environmental risks and climate related regulations, and
COVID-19
could have negative impacts on the upstream business.

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
Imperial owns and operates three refineries in Canada, with aggregate distillation capacity of 428,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply / demand balances, inventory levels, industry refinery operations, import / export balances, currency fluctuations, seasonal demand, weather and political climate. Imperial’s integration across the value chain, from refining to marketing, enhances overall value across the fuels business.
In 2020, demand for petroleum products was significantly impacted by the
COVID-19
pandemic, starting in the first half of the year. While there was some demand improvement in the second half of 2020, demand remained below 2019 levels. This unprecedented demand impact also adversely affected Imperial’s margins.
As described in more detail in Item 1A. “Risk factors”, proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the downstream business.
Imperial supplies petroleum products to the motoring public through Esso and Mobil-branded sites and independent marketers. At the end of 2020, there were about 2,400 sites operating under a branded wholesaler model whereby Imperial supplies fuel to independent third parties who own and operate sites in alignment with Esso and Mobil brand standards.
Chemical
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers. In 2020, margins were adversely impacted by continued industry capacity additions and effects related to
COVID-19.
Imperial maintains a competitive advantage through continued operational excellence, consistent product quality, investment and cost discipline, and integration of its chemical plant in Sarnia with the refinery. The company also benefits from its relationship with ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.

Results of operations
In 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the
COVID-19
pandemic spread rapidly across Canada and the world resulting in substantial reductions in consumer and business activity and significantly reduced local and global demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing
countries which led to increases in inventory levels and sharp declines in prices for crude oil, natural gas, and petroleum products. Market conditions continued to reflect considerable uncertainty throughout 2020 as consumer and business activity has exhibited some degree of recovery, but remained lower when compared to prior periods as a result of the pandemic. Despite actions taken by key oil-producing
countries to reduce oversupply, and improved credit market conditions providing sufficient liquidity to credit-worthy companies, the unfavourable economic impacts appear increasingly likely to persist to some extent well into 2021.
In late March, the company announced significant reductions in 2020 capital and operating expense spending plans. Capital and exploration expenditures for 2020 were $874 million, in line with the company’s most recent guidance of $900 million, and less than half of 2019 expenditures. Capital expenditures in 2021 are expected to be approximately $1.2 billion. In addition, full-year production and manufacturing expenses were $985 million lower than the prior year. This decrease enabled the company to surpass its $500 million expense reduction commitment made in 2020 by nearly double.
The effect of
COVID-19
and the current business environment on supply and demand patterns negatively impacted Imperial’s financial and operating results in 2020. Industry conditions seen in 2020 have led to lower realized prices for the company’s products and have resulted in substantially lower earnings and operating cash flow throughout 2020 in comparison to 2019. In response to these conditions, the company operated certain assets at reduced rates and adjusted planned maintenance and turnaround activities throughout the second and third quarters in an effort to reduce on-site
staffing levels and to better balance production with demand. Refinery utilization rates and petroleum product sales were reduced through the second quarter of 2020, but saw some improvement in product demands in the second half of the year. The length and severity of
COVID-19
impacts to demand and the current business environment are highly uncertain, with the future supply and demand patterns inherently difficult to predict.
In the second quarter of 2020, Canadian federal and provincial governments introduced plans and programs to support business and economic activities in response to the disruptive impacts from the
COVID-19
pandemic. The Government of Canada implemented the Canada Emergency Wage Subsidy (CEWS) as part of its
COVID-19
Economic Response Plan, and has extended the CEWS until June 2021. The company received wage subsidies under this program and, if eligible, intends to continue to apply for these wage subsidies. Additionally, in the fourth quarter, the Alberta government enacted an accelerated reduction in the corporate income tax rate to eight percent beginning July 1, 2020, compared with a previously legislated reduction to eight percent beginning January 1, 2022. The corporate income tax rate change did not have a significant impact on the company’s financial statements.
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
COVID-19
on workforce productivity.

Consolidated

millions of Canadian dollars	2020	2019	2018
Net income (loss)	(1,857)	2,200	2,314
2020
Net loss in 2020 was $1,857 million, or $2.53 per share on a diluted basis, compared to net income of $2,200 million or $2.88 per share in 2019. Current year results reflect a non-cash
impairment charge of $1,171 million
after-tax,
related to the company’s decision to no longer develop a significant portion of its unconventional portfolio, and a favourable impact of about $115 million after-tax,
associated with the Canada Emergency Wage Subsidy (CEWS), which includes Imperial’s proportionate share of a joint venture. Full-year 2019 results included a favourable impact of $662 million associated with the Alberta corporate income tax rate decrease.
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
Upstream

millions of Canadian dollars	2020	2019	2018
Net income (loss)	(2,318)	1,348	(138)
2020
Upstream recorded a net loss of $2,318 million for the year, compared to net income of $1,348 million in 2019. Results were negatively impacted by lower realizations of about $2,620 million, a non-cash
impairment charge of $1,171 million, related to the company’s decision to no longer develop a significant portion of its unconventional portfolio, absence of a favourable impact of $689 million associated with the Alberta corporate income tax rate decrease in 2019, and lower volumes of about $130 million. These items were partially offset by lower royalties of about $540 million, lower operating expenses of about $250 million, favourable foreign exchange impacts of about $100 million, and about $70 million associated with the CEWS received by the company which includes Imperial’s proportionate share of a joint venture.
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

Average realizations

Canadian dollars	2020	2019	2018
Bitumen (per barrel)	25.69	50.02	37.56
Synthetic oil (per barrel)	49.76	74.47	70.66
Conventional crude oil (per barrel)	29.34	51.81	41.84
Natural gas liquids (per barrel)	13.85	22.83	38.66
Natural gas (per thousand cubic feet)	1.90	2.05	2.43
2020
WTI averaged US$39.26 per barrel in 2020, down from US$57.03 per barrel in 2019. WCS averaged US$26.87 per barrel and US$44.29 per barrel for the same periods. The WTI / WCS differential narrowed to approximately US$12 per barrel in 2020, from around US$13 per barrel in 2019. The Canadian dollar averaged US$0.75 in 2020, essentially unchanged from 2019.
Imperial’s average Canadian dollar realizations for bitumen decreased in 2020 primarily due to a decrease in WCS. Bitumen realizations averaged $25.69 per barrel, compared to $50.02 per barrel in 2019. The company’s average Canadian dollar realizations for synthetic crude decreased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $49.76 per barrel, compared to $74.47 per barrel in 2019.
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

Crude oil and natural gas liquids (NGL) - production and sales (a)

thousands of barrels per day	2020		2019		2018
	gross	net	gross	net	gross	net
Bitumen	290	279	285	254	293	255
Synthetic oil (b)	69	68	73	65	62	60
Conventional crude oil	11	10	14	13	5	5
Total crude oil production	370	357	372	332	360	320
NGLs available for sale	2	2	2	1	1	2
Total crude oil and NGL production	372	359	374	333	361	322
Bitumen sales, including diluent (c)	401		387		406
NGL sales	2		6		6

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2020		2019		2018
	gross	net	gross	net	gross	net
Production (d) (e)	154	150	145	144	129	126
Production available for sale (f)		115		108		94

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
2020
Total gross production of Kearl bitumen averaged 222,000 barrels per day in 2020 (158,000 barrels Imperial’s share), the highest annual production in the asset’s history, up from 205,000 barrels per day (145,000 barrels Imperial’s share) in 2019. Improved production was mainly due to the addition of supplemental crushing facilities in 2020, partially offset by the balancing of near term production with demand through the advancement and extension of planned turnaround activities.
Gross production of Cold Lake bitumen averaged 132,000 barrels per day in 2020, compared to 140,000 barrels per day in 2019.
During 2020, the company’s share of gross production from Syncrude averaged 69,000 barrels per day, compared to 73,000 barrels per day in 2019.
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

Downstream

millions of Canadian dollars	2020	2019	2018
Net income (loss)	553	961	2,366
2020
Downstream net income was $553 million, compared to $961 million in 2019. Results were negatively impacted by lower margins of about $710 million, and lower sales volumes of about $290 million. These items were offset by lower operating expenses of about $190 million, lower turnaround impacts of about $190 million primarily related to reduced turnaround activity in the current year and improved reliability of about $180 million, primarily due to the absence of the Sarnia fractionation tower incident which occurred in April 2019.
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

Refinery utilization

thousands of barrels per day (a)	2020	2019	2018
Total refinery throughput (b)	340	353	392
Refinery capacity at December 31	428	423	423
Utilization of total refinery capacity (percent)	80	83	93

Sales

thousands of barrels per day (a)	2020	2019	2018
Gasolines	215	249	255
Heating, diesel and jet fuels	146	167	183
Heavy fuel oils	20	21	26
Lube oils and other products	40	38	40
Net petroleum product sales	421	475	504

(a)	Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

(b)	Crude oil and feedstocks sent directly to atmospheric distillation units.
2020
Refinery throughput averaged 340,000 barrels per day in 2020, compared to 353,000 barrels per day in 2019. Capacity utilization was 80 percent, compared to 83 percent in 2019. Lower throughput was driven by reduced demand due to the
COVID-19
pandemic, partially offset by lower refinery turnaround activity and reliability events, including impacts from the Sarnia fractionation tower incident which occurred in April 2019. Petroleum product sales were 421,000 barrels per day in 2020, compared to 475,000 barrels per day in 2019. Lower petroleum product sales were primarily driven by reduced demand due to the
COVID-19
pandemic.
2019
Refinery throughput averaged 353,000 barrels per day in 2019, compared to 392,000 barrels per day in 2018. Capacity utilization was 83 percent, compared to 93 percent in 2018. Reduced throughput was mainly due to higher planned turnaround activities and impacts from the Sarnia fractionation tower incident. Petroleum product sales were 475,000 barrels per day in 2019, compared to 504,000 barrels per day in 2018. Lower petroleum product sales were mainly due to lower refinery throughput.

Chemical

millions of Canadian dollars	2020	2019	2018
Net income (loss)	78	108	275

Sales

thousands of tonnes	2020	2019	2018
Polymers and basic chemicals	574	575	602
Intermediate and others	175	157	205
Total petrochemical sales	749	732	807
2020
Chemical net income was $78 million in 2020, compared to $108 million in 2019, primarily reflecting lower margins.
2019
Chemical net income was $108 million in 2019, compared to $275 million in 2018, primarily due to lower margins.

Corporate and other

millions of Canadian dollars	2020	2019	2018
Net income (loss)	(170)	(217)	(189)
2020
Corporate and other expenses were $170 million in 2020, compared to $217 million in 2019.
2019
Corporate and other expenses were $217 million in 2019, compared to $189 million in 2018.

Liquidity and capital resources
Sources and uses of cash

millions of Canadian dollars	2020	2019	2018
Cash provided by (used in)
Operating activities	798	4,429	3,922
Investing activities	(802)	(1,704)	(1,559)
Financing activities	(943)	(1,995)	(2,570)
Increase (decrease) in cash and cash equivalents	(947)	730	(207)
Cash and cash equivalents at end of year	771	1,718	988
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
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2019. The company contributed $195 million to the registered retirement plans in 2020. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.
Cash flow from operating activities
2020
Cash flow generated from operating activities was $798 million in 2020, compared to $4,429 million in 2019, primarily reflecting lower realizations in the Upstream and unfavourable working capital impacts.
2019
Cash flow generated from operating activities was $4,429 million in 2019, up from $3,922 million in 2018, primarily reflecting favourable working capital effects, partially offset by lower earnings excluding the impact associated with the Alberta corporate income tax rate decrease.
Cash flow from investing activities
2020
Investing activities used net cash of $802 million in 2020, compared to $1,704 million used in 2019, primarily reflecting lower additions to property, plant and equipment.
2019
Investing activities used net cash of $1,704 million in 2019, compared with $1,559 million used in 2018, primarily reflecting higher additions to property, plant and equipment.

Cash flow from financing activities
2020
Cash used in financing activities was $943 million in 2020, compared to $1,995 million used in 2019.
At the end of 2020, total debt outstanding was $5,184 million, compared with $5,190 million at the end of 2019.
In response to market conditions, during the second quarter of 2020, the company entered into a $500 million committed short-term line of credit to May 2021, and a $300 million committed short-term line of credit to June 2021. These facilities were in addition to existing credit facilities of $500 million. The company has not drawn on these facilities.
In November 2020, the company extended the maturity date of one of its existing $250 million committed short-term line of credit to November 2021. The company has not drawn on the facility.
The maturity date of the other existing $250 million credit facility remains unchanged at November 2021. The company has not drawn on the facility.
During 2020, the company, under its share purchase program, purchased about 9.8 million shares for $274 million. In response to market conditions, substantial purchases under the share purchase program were suspended on April 1, 2020.
Dividends paid in 2020 were $649 million. The per share dividend paid in 2020 was $0.88, up from $0.82 in 2019.
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

percent
At December 31	2020	2019	2018
Debt to capital (a)	19	18	18

(a)	Debt, defined as the sum of “Notes and loans payable” and “Long-term debt” (page 76), divided by capital, defined as the sum of debt and “Total shareholders’ equity” (page 76).
Debt-related interest incurred in 2020, before capitalization of interest, was $102 million, compared with $138 million in 2019. The average effective interest rate on the company’s debt was 2.0 percent in 2020, compared with 2.7 percent in 2019.
The company’s financial strength represents a competitive advantage of strategic importance providing it the opportunity to readily access capital markets under the full range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
Commitments
The following table shows the company’s commitments outstanding at December 31, 2020. It combines data from the Consolidated balance sheet and from individual notes to the consolidated financial statements, where appropriate.

		Payment due by period
millions of Canadian dollars	Note reference	2021	2022	2024	2026 and	Total
			to 2023	to 2025	beyond
Long-term debt excluding finance lease obligations (a)	15	-	4,447	-	-	4,447
Operating and finance leases (b)	14	152	174	117	1,080	1,523
Firm capital commitments (c)		133	20	-	162	315
Pension and other postretirement obligations (d)	5	223	121	127	1,692	2,163
Asset retirement obligations (e)	6	60	175	172	1,267	1,674
Other long-term purchase agreements (f)		786	1,610	1,341	8,380	12,117

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

(d)
The amount by which the benefit obligations exceeded the fair value of fund assets for pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2021 and estimated benefit payments for unfunded plans in all years.

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

Unrecognized tax benefits totalling $36 million have not been included in the company’s commitments table because the company does not expect there will be any cash impact from the final settlements as sufficient funds have been deposited with the Canada Revenue Agency. Further details on the unrecognized tax benefits can be found in note 4 to the financial statements on page 88.

Litigation and other contingencies
As discussed in note 10 to the consolidated financial statements on page 98, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.
Additionally, as discussed in note 10, Imperial was contingently liable at December 31, 2020, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
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

millions of Canadian dollars	2020	2019
Upstream (a)	561	1,248
Downstream	251	484
Chemical	21	34
Corporate and other	41	48
Total	874	1,814
(a) Exploration expenses included.
Total capital and exploration expenditures were $874 million in 2020, a decrease of $940 million from 2019. In response to the challenges presented by the
COVID-19
pandemic and decreases in commodity prices, in the first quarter of 2020 the company provided an updated capital outlook of $1.1 billion to $1.2 billion (from original guidance of $1.6 billion to $1.7 billion). In the third quarter of 2020, the company further updated this capital outlook to about $900 million.
For the Upstream segment, capital and exploration expenditures were $561 million in 2020, compared with $1,248 million in 2019. Investments were primarily related to sustaining activity in support of the company’s in-situ
and oil sands assets.
For the Downstream segment, capital expenditures were $251 million in 2020, compared with $484 million in 2019. Investments were primarily for enhancing the company’s distribution network as well as refinery projects to improve reliability, feedstock flexibility, energy efficiency and environmental performance.
Total capital and exploration expenditures are expected to be approximately $1.2 billion in 2021. Actual spending could vary depending on the progress of individual projects.

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
Imperial is exposed to changes in interest rates, primarily on its debt which carries floating interest rates. The impact of a quarter percent change in interest rates affecting Imperial’s debt would not be material to earnings or cash flow. Imperial has access to significant sources of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt as needed.
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

Earnings sensitivities
(a)

millions of Canadian dollars, after-tax
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	110
One dollar (U.S.) per barrel increase (decrease) in light and heavy crude price differentials (b)	+ (-)	40
Ten cents per thousand cubic feet decrease (increase) in natural gas prices	+ (-)	9
One dollar (U.S.) per barrel increase (decrease) in refining 2-1-1 margins (c)	+ (-)	140
One cent (U.S.) per pound increase (decrease) in sales margins for polyethylene	+ (-)	7
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	90

(a)
Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after-tax
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
The demand for crude oil, natural gas, petroleum products and petrochemical products are generally linked closely with economic growth. The occurrence of recessions or other periods of low or negative economic growth, such as impacts due to the
COVID-19
pandemic, will typically have a direct adverse impact on the company’s financial results. Although price levels of crude oil and natural gas may rise and fall significantly over the short to medium-term due to global economic conditions, political events, decisions by OPEC, governments and other factors, industry economics over the long-term will continue to be driven by market supply and demand. Accordingly, the company evaluates the viability of its major investments over a range of prices.
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
The company has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that assets are contributing to the company’s strategic objectives.
Risk management
The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company may use commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. The company’s derivatives are not accounted for under hedge accounting. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the company’s financial position, results of operations or liquidity exist as a result of the derivatives described in note 7 on page 95. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates
The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 79.
Oil and gas reserves
Evaluations of oil and natural gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserves targets to determine compensation. Key features of the reserves estimation process are covered in “Disclosure of reserves” in Item 1.
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
The percentage of proved developed reserves was 75 percent of total proved reserves at year-end
2020, a reduction from 89 percent in 2019. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, royalty frameworks and significant changes in oil and gas price levels.

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
In 2020, downward revisions of proved bitumen reserves were a result of low prices. The 2.2 billion barrels of bitumen at Kearl and 0.6 billion barrels of bitumen at Cold Lake no longer qualified as proved reserves under the U.S. Securities and Exchange Commission definition of proved reserves. Downward revisions to proved synthetic oil reserves were a result of lower prices, offset by the addition of proved undeveloped reserves associated with future development at Syncrude. Changes to the liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company does not expect its operations to be affected by the downward revision of reported proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.
Unit-of-production
depreciation
The calculation of
unit-of-production
depreciation is a critical accounting estimate that measures the depreciation of upstream assets. Oil and natural gas reserve volumes are used as the basis to calculate unit-of-production
depreciation rates for most upstream assets. Depreciation is calculated by taking the ratio of asset cost to total proved reserves or proved developed reserves applied to the actual cost of production. The volumes produced and asset cost are known, while proved reserves are based on estimates that are subject to some variability.
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
To the extent that proved reserves for a property are substantially de-booked
and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production
method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense being immaterial when compared to prior periods. This approach will also be applied in 2021 and the effect of this approach is anticipated to be immaterial compared to 2020. For 2019 and 2020, all properties had sufficient reserves at their relevant SEC prices which enabled equitable allocation of cost over the economic lives of the Upstream assets.

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
•	A significant decrease in the market price of a long-lived asset;
•
A significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in the company’s current and projected reserve volumes;

•	A significant adverse change in legal factors or in the business climate that could affect the value, including a significant adverse action or assessment by a regulator;
•	An accumulation of project costs significantly in excess of the amount originally expected;
•	A current-period operating loss combined with a history and forecast of operating or cash flow losses; and
•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
Asset valuation analysis, profitability reviews and other periodic control processes assist Imperial in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and development and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer-term price views are more stable and meaningful for purposes of assessing future cash flows.
When the industry experiences a prolonged and deep reduction in commodity prices, the market supply and demand conditions may result in changes to the company’s price or margin assumptions it uses for its capital investment decisions. To the extent those changes result in a significant reduction to its oil prices or natural gas prices or margin ranges, the company may consider that situation, in conjunction with other events or changes in circumstances such as a history of operating losses, as an indicator of potential impairment for certain assets.
In the upstream, the standardized measure of discounted cash flows included in the “Supplemental information on oil and gas exploration and production activities” is required to use prices based on the yearly average of first-day-of-the-month
prices. These prices represent discrete points in time and could be higher or lower than the company’s price assumptions which are used for impairment assessments. The company believes the standardized measure does not provide a reliable estimate of the expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its oil and gas reserves and therefore does not consider it relevant in determining whether events or changes in circumstances indicate the need for an impairment assessment.

The company has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of
ASC 360 and ASC 932
, and relies on the company’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value. The assessment of fair value may be based on market prices if an active market exists for the asset group or may require the use of Level 3 inputs and assumptions that are based upon the views of a likely market participant. The principal parameters used to establish fair value can include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, drilling and development costs, and discount rates.
Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs would be recorded based on the company’s future development plans, the estimated economic chance of success and the length of time that the company expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period.
In 2020, events or changes in circumstances indicated that the carrying amount of certain of the company’s long-lived assets may not be recoverable. Those situations primarily related to the annual review and approval of the company’s business and strategic plan. As part of this process the company assessed its full portfolio of assets which included its unconventional assets. Subsequently the company announced its decision to not further develop a significant portion of its unconventional portfolio in Alberta which resulted in a non-cash, after-tax impairment charge of $1,171 million in the company’s 2020 Upstream results, thereby reducing the carrying value of those assets to fair value. For certain other upstream properties, the undiscounted cash flows were compared to the carrying values and no other adjustments were necessary.
Factors which could put further assets at risk of impairment in the future include reductions in the company’s price outlooks, changes in the allocation of capital, and operating cost increases which exceed the pace of efficiencies or the pace of oil and natural gas price increases. However, due to the inherent difficulty in predicting future commodity prices, and the relationship between industry prices and costs, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges related to the company’s long-lived assets.
Supplemental information regarding oil and gas results of operations, capitalized costs and reserves is provided following the notes to consolidated financial statements.

Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 4.5 percent used in 2020, compares to actual returns of 8.4 percent and 6.9 percent achieved over the last
10-
and
20-year
periods respectively, ending December 31, 2020. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions such as the expected rate of return on plan assets and the discount rate for measuring the benefits obligation, a reduction of 1 percent in the discount rate would increase the plan benefits obligation by approximately $2.2 billion. Similarly, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $85 million before tax. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 2 percent of total expenses in 2020.
Asset retirement obligations and other environmental liabilities
Legal obligations associated with site restoration on the retirement of assets with determinable useful lives are recognized when they are incurred, which is typically at the time the assets are installed. The obligations are initially measured at fair value and discounted to present value. Over time, the discounted asset retirement obligation amount will be accreted for the change in its present value, with this effect included in production and manufacturing expenses. As payments to settle the obligations occur on an ongoing basis and will continue over the lives of the operating assets, which can exceed 25 years, the discount rate will be adjusted only as appropriate to reflect long-term changes in market rates and outlook. For 2020, the obligations were discounted at 6 percent and the accretion expense was $82 million, before-tax,
which was significantly less than 1 percent of total expenses in the year. There would be no material impact on the company’s reported financial results if a different discount rate had been used.
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
Suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end
are disclosed in note 16 to the consolidated financial statements on page 104.

Tax contingencies
The operations of the company are complex, and related tax interpretations, regulations and legislation are continually changing. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict.
The benefits of uncertain tax positions that the company has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. A reserve is established for the difference between a position taken or expected to be taken in an income tax return and the amount recognized in the financial statements. The company’s unrecognized tax benefits and a description of open tax years are summarized in note 4 to the consolidated financial statements starting on page 88.

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
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.
/s/ Bradley W. Corson
B.W. Corson
Chairman, president and
chief executive officer
/s/ Daniel E. Lyons
D.E. Lyons
Senior vice-president,
finance and administration, and controller
(Principal accounting officer and principal financial officer)
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
The impact of proved oil and natural gas reserves on upstream property, plant and equipment, net
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s upstream property, plant and equipment (PP&E), net balance was $28,907 million as of December 31, 2020, and the related depreciation and depletion expense for the year ended December 31, 2020 was $3,084 million. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. As further disclosed by management, reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together management’s specialists).

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and natural gas reserve volumes, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserve volumes, and the assumptions related to development and production costs, as applicable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserve volumes. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of estimates of proved oil and natural gas reserve volumes. As a basis for using this work, management’s specialists’ qualifications were understood and the Company’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of management’s specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of the data related to future development and production costs. Additionally, these procedures included evaluating whether the assumptions related to development and production costs were reasonable considering the past performance of the Company and its business and strategic plan, as applicable.
Impairment assessment of certain upstream property, plant and equipment, net
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s upstream property, plant and equipment (PP&E), net balance was $28,907 million as of December 31, 2020. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows of other groups of assets. These estimates of the future undiscounted cash flows make use of management’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, upstream production volumes, development and operating costs, foreign currency exchange rates and inflation rates. Management’s estimate of upstream production volumes used for undiscounted cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. As further disclosed by management, estimates of upstream production volumes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together management’s specialists). An asset group is impaired if its estimated undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value.
The principal considerations for our determination that performing procedures relating to the impairment assessment of certain upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of future undiscounted cash flows, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to crude oil and natural gas commodity prices including price differentials, upstream production volumes, and development costs, as applicable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s upstream PP&E, net impairment assessment over proved properties. These procedures also included, among others (i) testing management’s process for assessing the recoverability of carrying amounts of upstream PP&E, net; (ii) evaluating the appropriateness of the undiscounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to crude oil and natural gas commodity prices including price differentials, upstream production volumes, and development costs. Evaluating the reasonableness of management’s assumptions related to future crude oil and natural gas commodity prices including price differentials involved comparing the assumption against observable market data. Evaluating development costs involved evaluating the reasonableness of the assumptions as compared to the past performance of the Company and its business and strategic plan. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of upstream production volumes. As a basis for using this work, management’s specialists’ qualifications were understood and the Company’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of management’s specialists’ findings.
/s/
PricewaterhouseCoopers LLP
Chartered Professional Accountants
Calgary, Canada
February 24, 2021
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2020	2019	2018
Revenues and other income
Revenues (a)	22,284	34,002	34,964
Investment and other income (note 9)	104	99	135
Total revenues and other income	22,388	34,101	35,099

Expenses
Exploration (note 16)	13	47	19
Purchases of crude oil and products (b)	13,293	20,946	21,541
Production and manufacturing (c) (note 12)	5,535	6,520	6,121
Selling and general (c)	741	900	908
Federal excise tax and fuel charge	1,736	1,808	1,667
Depreciation and depletion (includes impairments) (note 3, 12)	3,293	1,598	1,555
Non-service pension and postretirement benefit	121	143	107
Financing (d) (note 13)	64	93	108
Total expenses	24,796	32,055	32,026

Income (loss) before income taxes	(2,408)	2,046	3,073

Income taxes (note 4)	(551)	(154)	759

Net income (loss)	(1,857)	2,200	2,314

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 11)	(2.53)	2.88	2.87
Net income (loss) per common share - diluted (note 11)	(2.53)	2.88	2.86
(a) Amounts from related parties included in revenues, (note 17).	5,107	8,569	6,383
(b) Amounts to related parties included in purchases of crude oil and products, (note 17).	2,484	3,305	4,092
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses, (note 17).	579	628	566
(d) Amounts to related parties included in financing, (note 17).	61	98	89
The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2020	2019	2018
Net income (loss)	(1,857)	2,200	2,314

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	(212)	(505)	158
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	134	111	140
Total other comprehensive income (loss)	(78)	(394)	298

Comprehensive income (loss)	(1,935)	1,806	2,612
The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2020	2019
Assets
Current assets
Cash	771	1,718
Accounts receivable - net (a) (note 2)	1,919	2,699
Inventories of crude oil and products (note 12)	1,161	1,296
Materials, supplies and prepaid expenses	673	616
Total current assets	4,524	6,329
Investments and long-term receivables (b) (note 2)	781	891
Property, plant and equipment,
less accumulated depreciation and depletion	32,034	34,203
Goodwill (note 12)	166	186
Other assets, including intangibles - net	526	578
Total assets	38,031	42,187

Liabilities
Current liabilities
Notes and loans payable (c) (note 13)	227	229
Accounts payable and accrued liabilities (a) (note 12)	3,153	4,260
Income taxes payable	-	106
Total current liabilities	3,380	4,595
Long-term debt (d) (note 15)	4,957	4,961
Other long-term obligations (note 6)	4,100	3,637
Deferred income tax liabilities (note 4)	4,176	4,718
Total liabilities	16,613	17,911

Commitments and contingent liabilities (note 10)

Shareholders’ equity
Common shares at stated value (e) (note 11)	1,357	1,375
Earnings reinvested	22,050	24,812
Accumulated other comprehensive income (loss) (note 18)	(1,989)	(1,911)
Total shareholders’ equity	21,418	24,276

Total liabilities and shareholders’ equity	38,031	42,187
(a)	Accounts receivable - net included net amounts receivable from related parties of $384 million (2019 – $1,007 million), (note 17).
(b)	Investments and long-term receivables included amounts from related parties of $313 million (2019 – $296 million), (note 17).
(c)	Notes and loans payable included amounts to related parties of $111 million (2019 – $111 million), (note 17).
(d)	Long-term debt included amounts to related parties of $4,447 million (2019 – $4,447 million), (note 17).
(e)	Number of common shares authorized and outstanding were 1,100 million and 734 million, respectively (2019 – 1,100 million and 744 million, respectively), (note 11).
The information in the notes to consolidated financial statements is an integral part of these statements.
Approved by the directors.

/s/ Bradley W. Corson B.W. Corson Chairman, president and chief executive officer	/s/ Daniel E. Lyons D.E. Lyons Senior vice-president, finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2020	2019	2018
Common shares at stated value (note 11)
At beginning of year	1,375	1,446	1,536
Share purchases at stated value	(18)	(71)	(90)
At end of year	1,357	1,375	1,446

Earnings reinvested
At beginning of year	24,812	24,560	24,714
Net income (loss) for the year	(1,857)	2,200	2,314
Share purchases in excess of stated value	(256)	(1,302)	(1,881)
Dividends declared	(647)	(646)	(587)
Cumulative effect of accounting change (note 2)	(2)	-	-
At end of year	22,050	24,812	24,560

Accumulated other comprehensive income (loss) (note 18)
At beginning of year	(1,911)	(1,517)	(1,815)
Other comprehensive income (loss)	(78)	(394)	298
At end of year	(1,989)	(1,911)	(1,517)

Shareholders’ equity at end of year	21,418	24,276	24,489
The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
Inflow (outflow)
For the years ended December 31	2020	2019	2018
Operating activities
Net income (loss)	(1,857)	2,200	2,314
Adjustments for non-cash items:
Depreciation and depletion (includes impairments) (note 3)	3,273	1,598	1,509
Impairment of intangible assets (note 12)	20	-	46
(Gain) loss on asset sales (note 9)	(35)	(46)	(54)
Deferred income taxes and other	(521)	(237)	806
Changes in operating assets and liabilities:
Accounts receivable	780	(170)	224
Inventories, materials, supplies and prepaid expenses	78	(74)	(338)
Income taxes payable	(106)	41	8
Accounts payable and accrued liabilities	(1,087)	1,010	(764)
All other items - net (b)	253	107	171
Cash flows from (used in) operating activities	798	4,429	3,922

Investing activities
Additions to property, plant and equipmen t	(868)	(1,636)	(1,491)
Proceeds from asset sales (note 9)	82	82	59
Loans to equity companies - net	(16)	(150)	(127)
Cash flows from (used in) investing activities	(802)	(1,704)	(1,559)

Financing activities
Short-term debt - net (note 13)	-	36	-
Reduction in finance lease obligations (note 15)	(20)	(27)	(27)
Dividends paid	(649)	(631)	(572)
Common shares purchased (note 11)	(274)	(1,373)	(1,971)
Cash flows from (used in) financing activities	(943)	(1,995)	(2,570)

Increase (decrease) in cash	(947)	730	(207)
Cash at beginning of year	1,718	988	1,195
Cash at end of year (a)	771	1,718	988

(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

(b) Included contributions to registered pension plans.	(195)	(211)	(203)

Income taxes (paid) refunded.	(42)	145	(82)
Interest (paid), net of capitalization.	(62)	(91)	(110)
Non-cash
transactions
In 2019, the company removed $570 million of assets and corresponding liabilities associated with the Government of Ontario’s revocation of its cap and trade legislation. The impact of this removal was not reflected in “Accounts payable and accrued liabilities” and “All other items - net” lines on the Consolidated statement of cash flows as it was not a cash transaction.
The information in the notes to consolidated financial statements is an integral part of these statements.

Notes to consolidated financial statements
The accompanying consolidated financial statements and the supporting
a
nd supplemental material are the responsibility of the management of Imperial Oil Limited.
The company’s principal business is energy, involving the exploration for, and production of, crude oil and natural gas and manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products.
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2020 presentation basis. All amounts are in Canadian dollars unless otherwise indicated.
1. Summary of significant accounting policies
Principles of consolidation
The consolidated financial statements include the accounts of subsidiaries the company controls. Intercompany accounts and transactions are eliminated. Subsidiaries include those companies in which Imperial has both an equity interest and the continuing ability to unilaterally determine strategic, operating, investing and financing policies. Imperial Oil Resources Limited is the only significant subsidiary included in the consolidated financial statements and is wholly owned by Imperial Oil Limited. The consolidated financial statements also include the company’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses, including its 70.96 percent interest in the Kearl joint venture and its 25 percent interest in the Syncrude joint venture.
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
“Revenues” and “Accounts receivable - net” primarily arise from contracts with customers. Long-term receivables are primarily from non-customers.
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
Derivative instruments
Imperial may use derivative instruments for trading purposes and to offset exposures associated with commodity prices, currency exchange rates and interest rates that arise from existing assets, liabilities, firm commitments and forecasted transactions. All derivative instruments, except those designated as normal purchase and normal sale, are recorded at fair value. Derivative assets and liabilities with the same counterparty are netted if the right of offset exists and certain other criteria are met. Collateral payables or receivables are netted against derivative assets and derivative liabilities respectively.
Recognition and classification of the gain or loss that results from adjusting a derivative to fair value depends on the purpose for the derivative. The gains and losses resulting from changes in the fair value of derivatives are recorded under “Revenues” or “Purchases of crude oil and products” in the Consolidated statement of income.
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
Maintenance and repair costs, including planned major maintenance, are expensed as i
n
curred. Improvements that increase or prolong the service life or capacity of an asset are capitalized.
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
Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and natural gas reserve volumes. Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using the unit-of-production
rates based on the amount of proved developed reserves of oil and gas that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production
method, oil and natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank. In the event that the unit-of-production
method does not result in an equitable allocation of cost over the economic life of an upstream asset, an alternative method is used. The straight-line method is used in limited situations where the expected life of the asset does not reasonably correlate with that of the underlying reserves. For example, certain assets used in the production of oil and natural gas have a shorter life than the reserves, and as such, the company uses straight-line depreciation to ensure the asset is fully depreciated by the end of its useful life. Investments in mining heavy equipment and certain ore processing plant assets at oil sands mining properties are depreciated on a straight-line basis over a maximum of 15 years and 50 years respectively. Depreciation of other plant and equipment is calculated using the straight-line method, based on the estimated service life of the asset.
To the extent that proved reserves for a property are substantially de-booked
and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production
method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2017 and 2018, with the corresponding effect on depreciation expense being immaterial when compared to prior periods. This approach will also be applied in 2021 and the effect of this approach is anticipated to be immaterial compared to 2020. For 2019 and 2020, all properties had sufficient reserves at their relevant SEC prices which enabled equitable allocation of cost over the economic lives of the Upstream assets.
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
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technological and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the company’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and development and production costs. During the lifespan of these major assets, the company expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices. While near-term prices are subject to wide fluctuations, longer-term price views are more stable and meaningful for purposes of assessing future cash flows.
When the industry experiences a prolonged and deep reduction in commodity prices, the market supply and demand conditions may result in changes to the company’s price or margin assumptions it uses for its capital investment decisions. To the extent those changes result in a significant reduction to its oil prices or natural gas prices or margin ranges, the company may consider that situation, in conjunction with other events or changes in circumstances such as a history of operating losses, as an indicator of potential impairment for certain assets.
In the upstream, the standardized measure of discounted cash flows included in the “Supplemental information on oil and gas exploration and production activities” is required to use prices based on the yearly average of first-day-of-the-month prices. These prices represent discrete points in time and could be higher or lower than the company’s price assumptions which are used for impairment assessments. The company believes the standardized measure does not provide a reliable estimate of the expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its oil and gas reserves and therefore does not consider it relevant in determining whether events or changes in circumstances indicate the need for an impairment assessment.

The company has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of
ASC 360
and
ASC
932
, and relies on the company’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the company’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs, foreign currency exchange rates and inflation rates. Volumes are based on projected field and facility production profiles, thr
o
ughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value. The assessment of fair value may be based on market prices if an active market exists for the asset group or may require the use of Level 3 inputs and assumptions that are based upon the views of a likely market participant. The principal parameters used to establish fair value can include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, drilling and development costs, and discount rates.
Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs would be recorded based on the company’s future development plans, the estimated economic chance of success and the length of time that the company expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period.
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
Leases
In situations where assets are leased, right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for tankers and finance leases is excluded from the calculation of right of use assets and lease liabilities. Assets leased for nearly all of their useful lives are accounted for as finance leases. In general, leases are capitalized using the company’s incremental borrowing rate. See note 14 to the consolidated financial statements on page 102 for further details.

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
, marketing and office facilities with an indeterminate useful life. Asset retirement obligations for these facilities generally become firm at the time the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites have indeterminate lives based on plans for continued operations, and as such, the fair value of the conditional legal obligations cannot be measured, since it is impossible to estimate the future settlement dates of such obligations. Provision for environmental liabilities of these assets is made when it is probable that obligations have been incurred and the amount can be reasonably estimated. Provisions for environmental liabilities are determined based on engineering estimated costs, taking into account the anticipated method and extent of remediation consistent with legal requirements, current technology and the possible use of the location. These provisions are not reduced by possible recoveries from third parties and projected cash expenditures are not discounted.
Foreign-currency translation
Monetary assets and liabilities in foreign currencies have been translated at the rates of exchange prevailing on December 31. Any exchange gains or losses are recognized in income.
Share-based compensation
The company awards share-based compensation to certain employees in the form of restricted stock units. Compensation expense is measured each reporting period based on the company’s current stock price and is recorded as “Selling and general” expenses in the Consolidated statement of income over the requisite service period of each award. See note 8 to the consolidated financial statements on page 97 for further details.

2. Accounting changes
Effective January 1, 2020, the company adopted the Financial Accounting Standards Board’s update,
Financial Instruments – Credit Losses (Topic 326),
as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and suppo
r
table forecasts. The standard requires this expected loss methodology for trade receivables, certain other financial assets and off-balance-sheet
credit exposures. The cumulative effect adjustment related to the adoption of this standard reduced “Earnings reinvested” in Shareholders’ equity by $2 million.
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
The company groups financial assets into portfolios that share similar risk characteristics for purposes of determining the allowance for credit losses and assesses if a significant change in the risk of credit loss has occurred. Among the quantitative and qualitative factors considered are historical financial data, current conditions, industry and country risk, current credit ratings and the quality of third-party guarantees secured from the counterparty. Financial assets are written off in whole, or in part, when practical recovery efforts have been exhausted and no reasonable expectation of recovery exists. Subsequent recoveries of amounts previously written off are recognized in earnings. The company manages receivable portfolios using past due balances as a key credit quality indicator.
The company recognizes a credit allowance for
off-balance-sheet
credit exposures as a liability on the balance sheet, separate from the allowance for credit losses related to recognized financial assets. These exposures could include unfunded loans to equity companies and financial guarantees that cannot be cancelled unilaterally by the company.
At December 31, 2020, the company’s evaluation of financial assets under
Financial Instruments – Credit Losses (Topic 326)
, as amended, included

$
1,437
 million of accounts receivable, net of allowances of $
4
 million, and investments and long-term receivables of $
323
 million. The company has determined that, at this time,
no
credit allowance is required for investments and long-term receivables, and for off-balance-sheet
credit exposures.

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

	Upstream			Downstream			Chemical
millions of Canadian dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018
Revenues and other income
Revenues (a)	6,263	9,479	8,525	15,178	23,591	25,200	843	932	1,239
Intersegment sales	2,527	3,763	2,634	1,480	1,597	1,542	165	229	279
Investment and other income (note 9)	7	17	11	78	47	95	-	-	-
	8,797	13,259	11,170	16,736	25,235	26,837	1,008	1,161	1,518
Expenses
Exploration (note 16)	13	47	19	-	-	-	-	-	-
Purchases of crude oil and products	4,834	6,528	5,833	12,047	19,332	19,326	579	667	831
Production and manufacturing (note 12)	3,852	4,440	4,305	1,468	1,829	1,606	215	251	210
Selling and general	-	-	-	619	774	773	92	86	87
Federal excise tax and fuel charge	-	-	-	1,736	1,808	1,667	-	-	-
Depreciation and depletion (b) (note 12)	3,084	1,374	1,278	166	186	242	19	16	14
Non-service pension and postretirement benefit	-	-	-	-	-	-	-	-	-
Financing (note 13)	3	3	1	-	-	2	-	-	-
Total expenses	11,786	12,392	11,436	16,036	23,929	23,616	905	1,020	1,142
Income (loss) before income taxes	(2,989)	867	(266)	700	1,306	3,221	103	141	376
Income tax expense (benefit) (c) (note 4)	(671)	(481)	(128)	147	345	855	25	33	101
Net income (loss)	(2,318)	1,348	(138)	553	961	2,366	78	108	275
Cash flows from (used in) operating activities	286	2,423	916	470	1,965	2,749	114	172	354
Capital and exploration expenditures (d)	561	1,248	991	251	484	383	21	34	25
Property, plant and equipment
Cost	47,693	47,050	46,435	6,321	6,123	5,900	975	954	916
Accumulated depreciation and depletion	(18,786)	(15,889)	(15,050)	(3,962)	(3,830)	(3,763)	(699)	(680)	(662)
Net property, plant and equipment (e)	28,907	31,161	31,385	2,359	2,293	2,137	276	274	254
Total assets (f) (g)	31,835	34,554	34,829	4,554	5,179	5,119	408	416	438

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2020	2019	2018	2020	2019	2018	2020	2019	2018
Revenues and other income
Revenues (a)	-	-	-	-	-	-	22,284	34,002	34,964
Intersegment sales	-	-	-	(4,172)	(5,589)	(4,455)	-	-	-
Investment and other income (note 9)	19	35	29	-	-	-	104	99	135
	19	35	29	(4,172)	(5,589)	(4,455)	22,388	34,101	35,099
Expenses
Exploration (note 16)	-	-	-	-	-	-	13	47	19
Purchases of crude oil and products	-	-	-	(4,167)	(5,581)	(4,449)	13,293	20,946	21,541
Production and manufacturing (note 12)	-	-	-	-	-	-	5,535	6,520	6,121
Selling and general	35	48	54	(5)	(8)	(6)	741	900	908
Federal excise tax and fuel charge	-	-	-	-	-	-	1,736	1,808	1,667
Depreciation and depletion (b) (note 12)	24	22	21	-	-	-	3,293	1,598	1,555
Non-service pension and postretirement benefit	121	143	107	-	-	-	121	143	107
Financing (note 13)	61	90	105	-	-	-	64	93	108
Total expenses	241	303	287	(4,172)	(5,589)	(4,455)	24,796	32,055	32,026
Income (loss) before income taxes	(222)	(268)	(258)	-	-	-	(2,408)	2,046	3,073
Income tax expense (benefit) (c) (note 4)	(52)	(51)	(69)	-	-	-	(551)	(154)	759
Net income (loss)	(170)	(217)	(189)	-	-	-	(1,857)	2,200	2,314
Cash flows from (used in) operating activities	(64)	(124)	(116)	(8)	(7)	19	798	4,429	3,922
Capital and exploration expenditures (d)	41	48	28	-	-	-	874	1,814	1,427
Property, plant and equipment
Cost	782	741	693	-	-	-	55,771	54,868	53,944
Accumulated depreciation and depletion	(290)	(266)	(244)	-	-	-	(23,737)	(20,665)	(19,719)
Net property, plant and equipment (e)	492	475	449	-	-	-	32,034	34,203	34,225
Total assets (f) (g)	1,632	2,536	1,548	(398)	(498)	(478)	38,031	42,187	41,456

(a)
Includes export sales to the United States of $4,614 million (2019 - $7,190 million, 2018 - $6,661 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
In 2020, the Upstream segment included a
non-cash
impairment charge of $1,531 million, before-tax, related to the company’s decision not to further develop a significant portion of its unconventional portfolio. In 2018, the Downstream segment included a non-cash
impairment charge of $46 million,
before-tax,
associated with the Government of Ontario’s revocation of its cap and trade legislation.

(c)	Segment results in 2019 include a largely non-cash favourable impact of $662 million associated with the Alberta corporate income tax rate decrease, with the largest impact in the Upstream segment.
(d)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

(e)	Includes property, plant and equipment under construction of $1,874 million (2019 - $2,149 million, 2018 - $1,553 million).
(f)
Effective January 1, 2019, Imperial adopted the Financial Accounting Standards Board’s standard,
Leases (Topic 842)
, as amended. As at December 31, 2020, Total assets include operating lease right of use assets of $188 million (2019 - $260 million). An election was made not to restate prior periods. See note 14 for additional details.

(g)
In 2019, the company removed $570 million from Total assets and corresponding liabilities in the Downstream segment associated with the Government of Ontario’s revocation of its cap and trade legislation.

4. Income taxes

millions of Canadian dollars	2020	2019	2018
Current income tax expense (benefit) (a)	(27)	140	(14)
Deferred income tax expense (benefit) (a)	(524)	(294)	773
Total income tax expense (benefit) (a)	(551)	(154)	759
Statutory corporate tax rate (percent)	25.0	26.0	26.9
Increase (decrease) resulting from:
Enacted tax rate change (a)	0.1	(31.9)	-
Other (b)	(2.2)	(1.6)	(2.2)
Effective income tax rate	22.9	(7.5)	24.7
(a)
On June 28, 2019 the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022. On December 9, 2020 the Alberta government enacted an accelerated decrease in the province’s general corporate income tax rate from 10 percent to 8 percent, effective July 1, 2020. The cumulative effect of the 2020 legislative tax changes on the company’s financial statements were immaterial.

(b)	Other decreases primarily relate to prior year adjustments, re-assessments and disposals.
Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured
at each
year-end
using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2020	2019	2018
Depreciation and amortization	5,319	5,164	5,726
Successful drilling and land acquisitions	363	750	856
Pension and benefits	(534)	(469)	(336)
Asset retirement obligation	(403)	(336)	(381)
Capitalized interest	120	117	121
LIFO inventory valuation	(150)	(276)	(107)
Tax loss carryforwards	(460)	(141)	(658)
Other	(154)	(161)	(150)
Net deferred income tax liabilities	4,101	4,648	5,071

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2020	2019	2018
Balance as of January 1	35	36	78
Additions based on current year’s tax position	2	-	-
Additions for prior years’ tax positions	-	1	9
Reductions for prior years’ tax positions	-	-	(2)
Settlements with tax authorities	(1)	(2)	(49)
Balance as of December 31	36	35	36
The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2020, 2019 and 2018 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2016 to 2020 are subject to examination by the tax authorities. Tax filings from 2007 to 2015 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. Many of these outstanding matters will not be resolved until after 2021. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	2.50	3.10	2.50	3.10
Long-term rate of compensation increase	4.00	4.50	4.00	4.50

millions of Canadian dollars
Change in projected benefit obligation
Projected benefit obligation at January 1	9,786	8,359	693	582
Current service cost	305	228	24	16
Interest cost	308	324	24	20
Actuarial loss (gain) (a)	811	1,053	152	99
Amendments	-	283	-	-
Benefits paid (b)	(494)	(461)	(20)	(24)
Projected benefit obligation at December 31	10,716	9,786	873	693

Accumulated benefit obligation at December 31	9,619	8,814
(a)
Actuarial loss primarily driven by a decrease in the
year-end
discount rate from 3.10 percent to 2.50 percent, partially offset by the impact of a reduction in the long-term rate of compensation increase assumption from 4.50 percent to 4.00 percent.

(b)	Benefit payments for funded and unfunded plans.
The discount rate for the purpose of calculating
year-end
postretirement benefits plan liabilities is determined by using the Canadian Institute of Actuaries recommended spot curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with 5.66 percent in 2021 and gradually decline to 3.57 percent by 2040 and beyond.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2020	2019	2020	2019
Change in plan assets
Fair value at January 1	8,599	7,691
Actual return (loss) on plan assets	1,073	1,114
Company contributions	195	211
Benefits paid (a)	(441)	(417)
Fair value at December 31	9,426	8,599

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	(641)	(590)
Unfunded plans	(649)	(597)	(873)	(693)
Total (b)	(1,290)	(1,187)	(873)	(693)
(a)	Benefit payments for funded plans only.
(b)	Fair value of assets less projected benefit obligation shown above.
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2020	2019	2020	2019
Amounts recorded in the Consolidated balance sheet consist of:
Current liabilities	(27)	(27)	(31)	(31)
Other long-term obligations	(1,263)	(1,160)	(842)	(662)
Total recorded	(1,290)	(1,187)	(873)	(693)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	2,232	2,256	272	133
Prior service cost	269	283	-	-
Total recorded in accumulated other comprehensive income, before-tax	2,501	2,539	272	133
The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2020 long-term expected return of 4.5 percent used in the calculations of pension expense compares to an actual rate of return of 8.4 percent and 6.9 percent over the last
10-
and
20-year
periods respectively, ending December 31, 2020.

	Pension benefits			Other postretirement benefits
	2020	2019	2018	2020	2019	2018
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.10	3.90	3.40	3.10	3.90	3.40
Long-term rate of return on funded assets	4.50	4.50	5.00	-	-	-
Long-term rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

millions of Canadian dollars
Components of net periodic benefit cost
Current service cost	305	228	239	24	16	17
Interest cost	308	324	302	24	20	22
Expected return on plan assets	(391)	(349)	(402)	-	-	-
Amortization of prior service cost	14	-	4	-	-	-
Amortization of actuarial loss (gain)	153	149	175	13	(1)	6
Net periodic benefit cost	389	352	318	61	35	45

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	129	288	(116)	152	99	(101)
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(153)	(149)	(175)	(13)	1	(6)
Prior service cost	-	283	-	-	-	-
Amortization of prior service cost included in net periodic benefit cost	(14)	-	(4)	-	-	-
Total recorded in other comprehensive income	(38)	422	(295)	139	100	(107)

Total recorded in net periodic benefit cost and other comprehensive income, before-tax	351	774	23	200	135	(62)
Costs for defined contribution plans, primarily the employee savings plan, were $47 million in 2020 (2019 - $43 million, 2018 - $41 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2020	2019	2018
(Charge) credit to other comprehensive income, before-tax	(101)	(522)	402
Deferred income tax (charge) credit (note 18)	23	128	(104)
(Charge) credit to other comprehensive income, after-tax	(78)	(394)	298
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
The 2020 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2020, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	222				222
Non-Canadian	2,690				2,690
Debt securities - Canadian
Corporate	1,426				1,426
Government	4,825				4,825
Asset backed	-				-
Equities – Venture capital	214				214
Cash	49	41			8
Total plan assets at fair value	9,426	41			9,385

The 2019 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2019, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	210				210
Non-Canadian	2,449				2,449
Debt securities - Canadian
Corporate	1,379				1,379
Government	4,299				4,299
Asset backed	1				1
Equities – Venture capital	204				204
Cash	57	40			17
Total plan assets at fair value	8,599	40			8,559
A summary of pension plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2020	2019
For funded pension plans with accumulated benefit obligation in excess of plan assets: (a)
Accumulated benefit obligation	1,034	942
Fair value of plan assets	954	870
Accumulated benefit obligation less fair value of plan assets	80	72

For funded pension plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	10,067	9,189
Fair value of plan assets	9,426	8,599
Projected benefit obligation less fair value of plan assets	641	590

For unfunded plans covered by book reserves:
Projected benefit obligation	649	597
Accumulated benefit obligation	565	536
(a)
The amounts shown for funded pension plans with accumulated benefit obligation in excess of plan assets represent the company’s proportionate share of a joint venture sponsored pension plan. For the company sponsored funded plan, the fair value of plan assets exceeded the accumulated benefit obligation in both 2020 and 2019.

Cash flows
Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2021	460	31
2022	460	32
2023	465	32
2024	465	33
2025	465	34
2026 - 2030	2,325	175
In 2021, the company expects to make cash contributions of about $164 million to its pension plans.

6. Other long-term obligations

millions of Canadian dollars	2020	2019
Employee retirement benefits (a) (note 5)	2,105	1,822
Asset retirement obligations and other environmental liabilities (b) (c)	1,676	1,388
Share-based incentive compensation liabilities (note 8)	45	65
Operating lease liability (note 14)	95	143
Other obligations	179	219
Total other long-term obligations	4,100	3,637
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2019 – $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $100 million in current liabilities (2019 – $124 million).
(c)	For 2020, the asset retirement obligations were discounted at 6 percent (2019 - 6 percent).
Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2020	2019	2018
Balance as at January 1	1,400	1,417	1,397
Additions (deductions)	265	(23)	(5)
Accretion	82	80	85
Settlement	(73)	(74)	(60)
Balance as at December 31	1,674	1,400	1,417

7. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2020 and December 31, 2019, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

At December 31	2020	2019
Crude (barrels)	(800,000)	(590,000)
Products (barrels)	(390,000)	-
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

millions of Canadian dollars	2020	2019	2018
Revenues	(13)	(3)	6
Purchases of crude oil and products	(21)	(7)	(24)
Total	(34)	(10)	(18)
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

millions of Canadian dollars At December 31, 2020
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value

	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	2	-	-	2	(2)	-	-

Liabilities
Derivative liabilities (b)	12	-	-	12	(2)	(10)	-
(a) Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”.
(b) Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.

millions of Canadian dollars At December 31, 2019
	Fair value				Effect of	Effect of	Net
					counterparty	collateral	carrying
	Level 1	Level 2	Level 3	Total	netting	netting	value
Assets
Derivative assets (a)	-	-	-	-	-	-	-

Liabilities
Derivative liabilities (b)	2	-	-	2	-	(2)	-
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.
At December 31, 2020, the Company had $5
million of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

8. Share-based incentive compensation programs
Share-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the company’s future business performance and shareholder value over the long-term. The nonemployee directors also participate in share-based incent
i
ve compensation programs.
Restricted stock units and deferred share units
Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon vesting, an amount equal to the value of one common share of the company, based on the five-day
average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the vesting dates. For the majority of the units, fifty percent of the units vest on the third anniversary of the grant date, and the remainder vest on the seventh anniversary of the grant date. The company may also issue units to the chairman, president and chief executive officer where
50
 percent
of the units vest on the fifth anniversary of the grant date and the remainder vest on the tenth anniversary of the grant date, except that for awards granted prior to 2020, the vesting of the tenth anniversary portion is delayed until retirement if later than 10 years.
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
All units require settlement by cash payments with the following exceptions. The restricted stock unit program provides that, for units granted to Canadian residents, the recipient may receive one common share of the company per unit or elect to receive the cash payment for the units that vest on the seventh year anniversary of the grant date. For units where 50 percent vest on the fifth anniversary of the grant date and the remainder vest on the tenth anniversary of grant, the recipient may receive one common share of the company per unit or elect to receive cash payment for all that vest.
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
The following table summarizes information about these units for the year ended December 31, 2020:

	Restricted	Deferred
	stock units	share units
Outstanding at January 1, 2020	4,912,805	170,163
Granted	747,040	34,811
Vested / Exercised	(1,187,630)	(57,569)
Forfeited and cancelled	(8,895)	-
Outstanding at December 31, 2020	4,463,320	147,405

In 2020, net loss included a favourable impact of

$
2
million
before

tax
associated with compensation programs
(2019
- $
34
 million expense,
2018
- $
32
million expense). Income tax expense associated with compensation programs for the year was $
0
 million
(2019
- $
9
 million benefit,
2018
- $
9
million benefit). Cash payments of $
33
 million were made for these programs in
2020
(2019
- $
50
 million,
2018
- $
59
million).
As of December 31, 2020, there was $45 million of total
before-tax
unrecognized compensation expense related to
non-vested
restricted stock units based on the company’s share price at the end of the current reporting period. The weighted average vesting period of non-vested
restricted stock units is 4.1 years. All units under the deferred share programs have vested as of December 31, 2020.
9. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2020	2019	2018
Proceeds from asset sales	82	82	59
Book value of asset sales	47	36	5
Gain (loss) on asset sales, before-tax	35	46	54
Gain (loss) on asset sales, after-tax	32	42	38
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
As a result of the completed sale of Imperial’s remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2020, for guarantees relating to performance under contracts of other third-party obligations totalling $26 million (2019 - $30 million).
At December 31, 2020 the company is contingently liable for up to $62 million, under existing indemnification arrangements, for costs associated with continuing a third-party pipeline project development (2019 - $64 million).

11. Common shares

thousands of shares At December 31	2020	2019
Authorized	1,100,000	1,100,000
Common shares outstanding	734,077	743,902
The current
12-month
limited normal course issuer bid program came into effect on June 29, 2020 and is used primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan. The pr
o
gram enables the company to purchase up to a maximum of 50,000 common shares, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of	Millions of
	shares	dollars
Balance as at January 1, 2018	831,242	1,536
Issued under employee share-based awards	2	-
Purchases at stated value	(48,679)	(90)
Balance as at December 31, 2018	782,565	1,446
Issued under employee share-based awards	1	-
Purchases at stated value	(38,664)	(71)
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	7	-
Purchases at stated value	(9,832)	(18)
Balance as at December 31, 2020	734,077	1,357
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2020	2019	2018
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	(1,857)	2,200	2,314
Weighted average number of common shares outstanding (millions of shares)	735.3	762.7	807.5
Net income (loss) per common share (dollars)	(2.53)	2.88	2.87

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	(1,857)	2,200	2,314
Weighted average number of common shares outstanding (millions of shares)	735.3	762.7	807.5
Effect of employee share-based awards (millions of shares) (a)	-	2.3	2.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	735.3	765.0	810.1
Net income (loss) per common share (dollars)	(2.53)	2.88	2.86

Dividends per common share – declared (dollars)	0.88	0.85	0.73
a)
For 2020, the Net income (loss) per common share – diluted excludes the effect of 1.9 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

12. Miscellaneous financial information
In 2020, net loss included an
after-tax
loss of $19 million (2019 – $22 million loss, 2018 – $16 million gain) attributable to the effect of changes in last-in,
first-out
(LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2020 by about $0.8 billion (2019 – $1.2 billion). Inventories of crude oil and products at year-end
consisted of the following:

millions of Canadian dollars	2020	2019
Crude oil	630	764
Petroleum products	403	396
Chemical products	55	64
Other	73	72
Total inventories of crude oil and products	1,161	1,296
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
Net research and development costs charged to expenses in 2020 were $105 million (2019 – $133 million, 2018 – $110 million). These costs are included in expenses due to the uncertainty of future benefits.
“Accounts payable and accrued liabilities” included
accrued taxes other than income taxes of $344 million at December 31, 2020 (2019 – $397 million).
In the second quarter of 2020, the Government of Canada implemented the Canada Emergency Wage Subsidy (CEWS) as part of its COVID-19 Economic Response Plan. The program’s intent is to help sustain employment levels by providing expense relief to companies during the pandemic. The company qualified for these wage subsidies which are recognized throughout the year when received. The relief provided under this program in 2020, about

$
155

 million before tax, including the company’s proportionate share of a joint venture, is recognized as a reduction to expense and is included in the Consolidated statement of income, primarily as part of “Production and manufacturing”.
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

13. Financing and additional notes and loans payable information

millions of Canadian dollars	2020	2019	2018
Debt-related interest (a)	102	138	133
Capitalized interest	(41)	(48)	(28)
Net interest expense	61	90	105
Other interest	3	3	3
Total financing (b)	64	93	108
(a)	Includes related party interest with ExxonMobil.
(b)
The weighted average interest rate on short-term borrowings in 2020 was 0.8 percent (2019 – 1.8 percent, 2018 – 1.5 percent). Average effective rate on the long-term borrowings with ExxonMobil in 2020 was 1.4 percent (2019 – 2.2 percent, 2018 – 2.0 percent).

As at December 31, 2020, the company had borrowed $111 million under an arrangement with an affiliated company of ExxonMobil that provides for a non-interest
bearing, revolving demand loan from ExxonMobil to the company of up to $150 million. The loan represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing and transportation arrangements for crude oil and diluent products undertaken by Imperial on behalf of ExxonMobil.
In response to market conditions, during the second quarter of 2020, the company entered into a $500 million committed short-term line of credit to May 2021, and a $300 million committed short-term line of credit to June 2021. These facilities were in addition to existing credit facilities of $500 million. The company has not drawn on these facilities.
In November 2020, the company extended the maturity date of one of its existing $250 million committed short-term line of credit to November 2021. The company has not drawn on the facility.
The maturity date of the other existing $250 million credit facility remains unchanged at November 2021. The company has not drawn on the facility.

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
The table below summarizes the total lease cost incurred:

	2020		2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	157		151
Short-term and other (net of sublease rental income)	40		76

Amortization of right of use assets		29		55
Interest on lease liabilities		38		40
Total lease cost	197	67	227	95
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet, weighted average remaining lease term and weighted average discount rates applied at December 31:

	2020		2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles, net	188		260
Included in Property, plant and equipment, net		532		546
Total right of use assets	188	532	260	546

Lease liability due within one year
Included in Accounts payable and accrued liabilities	97	-	115	15
Included in Notes and loans payable		16		18
Long-term lease liability
Included in Other long-term obligations	95	-	143	-
Included in Long-term debt		510		514
Total lease liability	192	526	258	547

Weighted average remaining lease term (years)	4	38	4	40
Weighted average discount rate (percent)	2.5	7.3	2.6	7.5

The maturity analysis of the company’s lease liabilities as at December 31 are summarized below:

	2020

millions of Canadian dollars, unless noted	Operating leases	Finance leases
Maturity analysis of lease liabilities
2021	96	53
2022	49	52
2023	16	51
2024	12	50
2025	3	47
2026 and beyond	27	1,040
Total lease payments	203	1,293

Discount to present value	(11)	(767)
Total lease liability	192	526
In addition to the operating lease liabilities in the table immediately above, at December 31, 2020, additional undiscounted commitments for leases not yet commenced totalled $27 million (2019 - $6 million).
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2020		2019

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	136	15	147	45
Cash flows from financing activities		20		27

Non-cash right of use assets recorded for lease liabilities
For January 1 adoption of Leases (Topic 842)			298
In exchange for lease liabilities during the year	63		104
Disclosures under the previous lease standard
– Leases
(Topic 840)
Net rental cost incurred under both cancelable and
non-cancelable
operating leases was $221 million in 2018.

15. Long-term debt

millions of Canadian dollars
At December 31	2020	2019
Long-term debt (a)	4,447	4,447
Finance leases (b)	510	514
Total long-term debt	4,957	4,961
(a)
Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until June 30, 2025, cancelable if ExxonMobil provides at least 370 days advance written notice.

(b)
Finance leases are primarily associated with transportation facilities and services agreements. The average imputed rate was 7.3 percent in 2020 (2019 – 7.5 percent). Total finance lease obligations also include $16 million in current liabilities (2019 - $18 million). Principal payments on finance leases of approximately $15 million on average per year are due in each of the next four years after December 31, 2021.

16. Accounting for suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports. At December 31, 2020 the company had no capitalized suspended exploratory well costs (2019 - $0 million, 2018 - $0 million).
Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. At December 31, 2020 the company had no projects with exploratory wells costs capitalized (2019 - 0, 2018 - 0
)
.

1
04

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

c)	To provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil;

d)	To provide for the option of equal participation in new upstream opportunities; and

e)	To enter into derivative agreements on each other’s behalf.
Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.
The amounts of purchases and sales by Imperial in 2020, with ExxonMobil, were $2,424 million and $5,101 million respectively (2019 - $3,245 million and $8,552 million respectively).
As at December 31, 2020, the company had outstanding long-term loans of $4,447 million (2019 – $4,447 million) and short-term loans of $111 million (2019 – $111 million) from ExxonMobil (see note 15, Long-term debt, on page 104 and note 13, Financing and additional notes and loans payable information, on page 101 for further details). The amount of financing costs with ExxonMobil were $61 million (2019 - $96 million).
Imperial has other related party transactions not detailed above in note 17, as they are not significant.

18. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2020	2019	2018
Balance at January 1	(1,911)	(1,517)	(1,815)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(212)	(505)	158
Amounts reclassified from accumulated other comprehensive income	134	111	140
Balance at December 31	(1,989)	(1,911)	(1,517)
Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

millions of Canadian dollars	2020	2019	2018
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(180)	(148)	(185)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 5).
Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2020	2019	2018
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(69)	(165)	59
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	46	37	45
Total	(23)	(128)	104

Supplemental information on oil and gas exploration and production activities
(unaudited)
The information on pages 107 to 108 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic oil reserves in the Syncrude joint-venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2020	2019	2018
Sales to customers (a)	2,066	3,927	3,264
Intersegment sales (a) (b)	1,777	2,627	1,964
	3,843	6,554	5,228
Production expenses	3,977	4,467	4,342
Exploration expenses	13	47	19
Depreciation and depletion (includes impairments)	2,857	1,266	1,151
Income taxes	(678)	(487)	(92)
Results of operations	(2,326)	1,261	(192)
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2020	2019	2018
Property costs (c)
Proved	-	-	-
Unproved	-	2	-
Exploration costs	13	47	19
Development costs	816	1,176	966
Total costs incurred in property acquisitions, exploration and development activities	829	1,225	985
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

Capitalized costs

millions of Canadian dollars	2020	2019
Property costs (a)
Proved	2,070	2,236
Unproved	2,462	2,342
Producing assets	39,785	38,975
Incomplete construction	1,518	1,640
Total capitalized cost	45,835	45,193
Accumulated depreciation and depletion	(18,551)	(15,695)
Net capitalized costs	27,284	29,498
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
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2020	2019	2018
Future cash flows	23,911	166,801	174,326
Future production costs	(18,787)	(127,911)	(124,316)
Future development costs	(6,096)	(24,759)	(25,507)
Future income taxes	(155)	(3,960)	(5,232)
Future net cash flows	(1,127)	10,171	19,271
Annual discount of 10 percent for estimated timing of cash flows	1,065	(4,660)	(10,537)
Discounted future cash flows	(62)	5,511	8,734
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves
millions of Canadian dollars	2020	2019	2018
Balance at beginning of year	5,511	8,734	5,136
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(447)	(2,441)	(1,117)
Net changes in prices, development costs and production costs (a)	(8,661)	(3,117)	1,395
Extensions, discoveries, additions and improved recovery, less related costs	114	169	259
Development costs incurred during the year	563	1,016	923
Revisions of previous quantity estimates	459	(168)	2,157
Accretion of discount	623	643	584
Net change in income taxes	1,776	675	(603)
Net change	(5,573)	(3,223)	3,598
Balance at end of year	(62)	5,511	8,734
(a)
SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the Net Proved Reserves table.

Net proved reserves
(a)

	Liquids (b)	Natural gas	Synthetic oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2018	44	641	473	946	1,570
Revisions	4	(66)	15	2,313	2,321
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	-	-	-	-
Discoveries and extensions	16	110	-	-	34
Production	(2)	(46)	(22)	(93)	(125)
End of year 2018	62	639	466	3,166	3,800

Revisions	(20)	(33)	(27)	(134)	(187)
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	(24)	-	-	(4)
Discoveries and extensions	4	51	-	-	13
Production	(5)	(52)	(24)	(93)	(130)
End of year 2019	41	581	415	2,939	3,492

Revisions	(29)	(348)	(79)	(2,757)	(2,923)
Improved recovery	-	-	-	-	-
(Sale) purchase of reserves in place	-	(10)	-	-	(2)
Discoveries and extensions	-	-	133	1	134
Production	(5)	(55)	(25)	(102)	(141)
End of year 2020	7	168	444	81	560

Net proved developed reserves included above, as of
January 1, 2018	9	282	473	591	1,120
December 31, 2018	24	273	466	2,861	3,396
December 31, 2019	22	291	415	2,609	3,095
December 31, 2020	7	167	311	76	422

Net proved undeveloped reserves included above, as of
January 1, 2018	35	359	-	355	450
December 31, 2018	38	366	-	305	404
December 31, 2019	19	290	-	330	397
December 31, 2020	-	1	133	5	138
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
The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2018, 2019 and 2020. The definitions used are in accordance with the U.S. Securities and Exchange Commission’s Rule 4-10 (a) of Regulation S-X.
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
In 2020, downward revisions of proved bitumen reserves were a result of low prices. The 2.2 billion barrels of bitumen at Kearl and 0.6 billion barrels of bitumen at Cold Lake no longer qualified as proved reserves under the U.S. Securities and Exchange Commission definition of proved reserves. Downward revisions to proved synthetic oil reserves were a result of lower prices, offset by the addition of proved undeveloped reserves associated with future development at Syncrude. Changes to the liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company does not expect its operations to be affected by the downward revision of reported proved reserves as disclosed under the U.S. Securities and Exchange Commission (SEC) definition.
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

Net proved developed reserves are those volumes that are expected to be recovered through existing wells and facilities with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well or facility. Net proved undeveloped reserves are those volumes that are expected to be recovered as a result of future investments to drill new wells, to recomplete existing wells and / or to install facilities to collect and deliver the production from existing and future wells and facilities.

Quarterly financial data
(a)

	2020				2019
	three months ended				three months ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Financial data (millions of Canadian dollars)
Total revenues and other income	6,033	5,955	3,710	6,690	8,122	8,736	9,261	7,982
Total expenses	7,496	5,952	4,403	6,945	7,757	8,182	8,532	7,584
Income (loss) before income taxes	(1,463)	3	(693)	(255)	365	554	729	398
Income taxes	(317)	-	(167)	(67)	94	130	(483)	105
Net income (loss)	(1,146)	3	(526)	(188)	271	424	1,212	293

Net income (loss) (millions of Canadian dollars)
Upstream	(1,192)	(74)	(444)	(608)	96	209	985	58
Downstream	106	77	(32)	402	225	221	258	257
Chemical	23	27	7	21	(2)	38	38	34
Corporate and other	(83)	(27)	(57)	(3)	(48)	(44)	(69)	(56)
Net income (loss)	(1,146)	3	(526)	(188)	271	424	1,212	293

Per share information (Canadian dollars)
Net income (loss) per common share - basic (b)	(1.56)	-	(0.72)	(0.25)	0.36	0.56	1.58	0.38
Net income (loss) per common share - diluted (b)	(1.56)	-	(0.72)	(0.25)	0.36	0.56	1.57	0.38
Dividends per common share - declared	0.22	0.22	0.22	0.22	0.22	0.22	0.22	0.19
(a)	Quarterly data has not been audited by the company’s independent auditors.
(b)	Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

Proxy information
section

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees, with the exception of M.R. Crocker, are now directors and have been since the dates indicated. D.C. Brownell is a current director and has chosen not to stand for re-election.
B.W. Corson was appointed to the board and as president of the company on September 17, 2019 and assumed the additional roles of chairman and chief executive officer on January 1, 2020.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 16, 2021, the effective date of this circular, unless otherwise indicated.
For more information on our director nominees, please see the Statement of corporate governance practice starting on page 120.
Director nominee tables

David W. Cornhill
Calgary, Alberta, Canada

Nonemployee director (independent)
Age:
67
Director since
: November 29, 2017
Skills and experience:
Leadership of large organizations, Operations/technical, Project management, Strategy development, Audit committee financial expert, Financial expertise, Executive compensation, Environment and sustainability, Risk management

David Cornhill is a director of AltaGas Ltd., and is the chairman of the board of directors of TriSummit Utilities Inc. (formerly AltaGas Canada Inc.), a privately owned corporation. Mr. Cornhill is a founding shareholder of AltaGas (and its predecessors). He was chief executive officer of AltaGas from 1994 to 2016 and served as interim
co-chief
executive officer from July to December 2018. Prior to forming AltaGas, Mr. Cornhill served in various capacities with Alberta and Southern Gas Co. Ltd, including vice-president, finance and administration, treasurer and president and chief executive officer. Mr. Cornhill is an experienced leader in the business community and is a strong supporter of communities and community collaboration, investment and enhancement. He is a member of the Ivey Advisory Board at Western University. Mr. Cornhill holds a BSc (Hons.) degree and a MBA degree from Western University, and he was awarded an honorary Doctor of Laws degree by the University in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)

Holdings as at February 16, 2021 (#)	12,500 (<0.01%)	8,184	20,684	11,600	32,284

Total market value as at February 16, 2021 ($)	332,125	217,449	549,574	308,212	857,786

Year over year change (#)	0	4,729	4,729	3,000	7,729
*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
(Chair)
Community collaboration and engagement committee
	8 of 8 (100%) 4 of 5 (80%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- AltaGas Ltd. (2010 – present) - AltaGas Canada Inc. (2018 – 2020) - Alterra Power Corp. (2008 – 2018) - Painted Pony Energy Ltd. (2015 – 2017) *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 661,610,537 (98.90%)	Votes Withheld: 7,375,061 (1.10%)	- AltaGas Ltd., Chairman of the board (1994 – 2019) - AltaGas Ltd., Interim co-CEO (July to December 2018) - AltaGas Ltd., Chief executive officer (1994 – 2016)

Bradley W. Corson
Calgary, Alberta, Canada

Non-independent director
Age:
59
Director since
: September 17, 2019
Skills
and experience:
Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Financial expertise, Government relations, Executive compensation, Environment and sustainability, Risk management

Mr. Corson was appointed as president and a director of Imperial Oil Limited on September 17, 2019, and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson has worked for Exxon Mobil Corporation and its predecessor companies since 1983 in various upstream and downstream assignments, with responsibilities in the United States, Hong Kong and London. In his previous position, Mr. Corson was vice-president of Exxon Mobil Corporation and president of ExxonMobil Upstream Ventures, a division of Exxon Mobil Corporation.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	0	0	0	156,400	156,400
Total market value as at February 16, 2021 ($)	0	0	0	4,155,548	4,155,548
Year over year change (#)	0	0	0	78,200	78,200
*Has three years from appointment as chairman and chief executive officer to meet the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board (Chair) Community collaboration and engagement committee	8 of 8 (100%) 2 of 2 (100%)	None *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 644,504,046 (96.34%)	Votes Withheld: 24,481,552 (3.66%)	- President, Imperial Oil Limited (2019 – present) - President, ExxonMobil Upstream Ventures (2015 – 2019) (Affiliate)

Matthew R. Crocker
Spring, Texas, United States of America

Non-independent director
Age:
47
Director since
: Not currently a member of the board; f
irst nomination for election as director
Skills and experience:
Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Financial expertise, Government relations, Executive compensation, Environment and sustainability, Risk management

M.R. (Matthew) Crocker is senior vice-president, fuels at ExxonMobil Fuels & Lubricants Company since September, 2020. He is responsible for the downstream global fuels value chain, from crude to customer. Mr. Crocker has also held leadership positions within refining, upstream business development, chemicals and controllers. Prior to his current position, Mr. Crocker was vice-president, strategy and portfolio management, covering the full scope of ExxonMobil’s upstream business.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	0	0	0	0	0
Total market value as at February 16, 2021 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*No share ownership guidelines apply

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Not currently a member of the board or any of its committees	n/a	None *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)

Votes in Favour: n/a	Votes Withheld: n/a
- Senior vice president, fuels, ExxonMobil Fuels & Lubricants Company
  (2020 – Present) (Affiliate)
- Vice-president, strategy and portfolio management, ExxonMobil Upstream Business Development Company (2019 – 2020) (Affiliate)
- Special assignment, strategy and portfolio management, ExxonMobil Upstream Business Development Company (2019) (Affiliate)
- Vice-president, intermediates, performance derivatives, ExxonMobil Chemical Company (2017 – 2019) (Affiliate)
- Project executive, ExxonMobil Refining & Supply (2016 – 2017) (Affiliate)
- Manager, Baytown refinery, Exxon Mobil Corporation (2014 – 2016) (Affiliate)

Krystyna T. Hoeg
Toronto, Ontario, Canada

Nonemployee director (independent)
Age
:
71
Director since
: May 1, 2008
Skills and experience:
Leadership of large organizations, Project management, Global experience, Strategy development, Audit committee financial expert, Financial expertise, Executive compensation, Environment and sustainability, Risk management

Ms. Hoeg was the president and chief executive officer of Corby Distilleries Limited from 1996 until her retirement in February 2007. She previously held several positions in the finance and controllers functions of Allied Domecq PLC and Hiram Walker & Sons Limited. Prior to that, she spent five years in public practice as a chartered accountant with the accounting firm Touche Ross. She is currently a director of New Flyer Industries Inc. and is also a director of Samuel, Son & Co. Limited, Revera Inc. and Arterra Wines Canada Inc., privately owned corporations. Ms. Hoeg is a past chair of the board of the Michael Garron Hospital.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	0	46,713	46,713	16,200	62,913
Total market value as at February 16, 2021 ($)	0	1,241,164	1,241,164	430,434	1,671,598
Year over year change (#)	0	7,967	7,967	2,000	9,967
*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
(Chair)
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
	8 of 8 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- New Flyer Industries Inc. (2015 – Present) - Sun Life Financial Inc. (2002 – 2016) *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 662,212,058 (98.99%)	Votes Withheld: 6,773,540 (1.01%)	None

Miranda C. Hubbs
Toronto, Ontario, Canada

Nonemployee director (independent)
Age:
54
Director since
: July 26, 2018
Skills and
experience:
Global experience, Strategy development, Audit committee financial expert, Financial expertise, Information technology/cybersecurity oversight, Executive compensation, Environment and sustainability, Risk management

Miranda Hubbs is currently an independent director of Nutrien Ltd. and PSP Investments (Public Sector Pension Investment Board). Ms. Hubbs serves as vice-chair of the board of the Canadian Red Cross and is a founding member and national co-chair
of the Canadian Red Cross Tiffany Circle—Women Leading Through

Philanthropy. Prior to retirement in 2011, Ms. Hubbs was executive vice president and managing director of McLean Budden. Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder and a National Association of Corporate Directors Governance Fellow. Ms. Hubbs serves on the ICD Climate Strategy Advisory Board and the Global Risk Institute Sustainable Finance Advisory Committee, holds the Fundamentals of Sustainability Accounting credential from the Sustainability Accounting Standards Board, and has received her CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	0	10,913	10,913	9,000	19,913
Total market value as at February 16, 2021 ($)	0	289,958	289,958	239,130	529,088
Year over year change (#)	0	6,306	6,306	3,000	9,306
*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
Executive resources committee
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
(Chair)
	8 of 8 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- Nutrien Ltd. (2018 – present) - Agrium Inc. (2016 – 2018) - Spectra Energy Corporation (2015 – 2017) *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 665,197,308 (99.43%)	Votes Withheld: 3,788,290 (0.57%)	None

Jack M. Mintz
Calgary, Alberta, Canada

Nonemployee director (independent)
Age
:
69
Director since
: April 21, 2005
Skills and experience:
Global experience
, Strategy development, Financial expertise, Government relations, Academic/research, Executive compensation, Environment and sustainability, Risk management

Dr. Mintz is currently the President’s Fellow at the University of Calgary’s School of Public Policy, a position he has held since July 2015. Dr. Mintz also serves as the national policy advisor for EY (formerly Ernst & Young), Senior Fellow at the C.D. Howe Institute, Distinguished Fellow at the MacDonald-Laurier Institute and board member of the Canada West Foundation. From 2006 to 2015, Dr. Mintz was the founding Director and Palmer Chair in Public Policy for the University of Calgary, and from 1999 to 2006, he was the president and chief executive officer of the C.D. Howe Institute. Prior to 2007, he also held professor positions at Queen’s University and the Joseph L. Rotman School of Management at the University of Toronto. Dr. Mintz also has published widely in the fields of public economics and fiscal federalism, has been an advisor to governments on fiscal matters, and has frequently published articles in national newspapers and magazines. Dr. Mintz received the Order of Canada in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	1,000 (<0.01%)	42,205	43,205	16,200	59,405
Total market value as at February 16, 2021 ($)	26,570	1,121,387	1,147,957	430,434	1,578,391
Year over year change (#)	0	7,757	7,757	2,000	9,757
*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
Executive resources committee
Public policy and corporate responsibility committee
(Chair)
Nominations and corporate governance committee
Community collaboration and engagement committee
	8 of 8 (100%) 5 of 5 (100%) 7 of 7 (100%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- Morneau Shepell Inc. (2010 – 2020) *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 659,539,737 (98.59%)	Votes Withheld: 9,445,861 (1.41%)	None

David S. Sutherland
Scottsdale, Arizona, United States of America

Nonemployee director (independent)
Age
:
71
Director
since
: April 29, 2010
Skills and experience:
Leadership of large organizations, Operations/technical, Global experience, Strategy development, Audit committee financial expert, Financial expertise, Government relations, Executive compensation, Environment and sustainability, Risk management

In July 2007, Mr. Sutherland retired as president and chief executive officer of the former IPSCO, Inc. after spending 30 years with the company and more than five years as president and chief executive officer. Mr. Sutherland is the chairman of the board of United States Steel Corporation and director of GATX Corporation.

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

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 16, 2021 (#)	55,000 (<0.01%)	39,388	94,388	16,200	110,588
Total market value as at February 16, 2021 ($)	1,461,350	1,046,539	2,507,889	430,434	2,938,323
Year over year change (#)	0	7,627	7,627	2,000	9,627
*Meets the necessary share ownership requirements

Board and Committee Membership	Meeting Attendance 2020	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board
Audit committee
Executive resources committee
(Chair)
Public policy and corporate responsibility committee
Nominations and corporate governance committee
Community collaboration and engagement committee
	8 of 8 (100%) 5 of 5 (100%) 6 of 7 (86%) 3 of 3 (100%) 4 of 4 (100%) 2 of 2 (100%)	- GATX Corporation (2007 – Present) - United States Steel Corporation (2008 – Present) *no public board interlocks

Voting Results of 2020 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: 662,963,880 (99.10%)	Votes Withheld: 6,021,718 (0.90%)	None

Footnotes to director nominee tables on pages 114 through 117:

(a)
The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.

(b)
The company’s plan for restricted stock units for nonemployee directors is described on page 139. The company’s plan for deferred share units for nonemployee directors is described on page 138. The company’s plan for restricted stock units for selected employees is described on page 163.

(c)
The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2014 through 2020 and deferred share units received since directors’ appointment.

(d)
The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $26.57 on February 16, 2021.

Director	and nominee holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#) (b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($) (c)

D.C. Brownell (d)	3,217	77,000	80,217	5,294,927

B.W. Corson	87,758	116,100	203,858	13,456,164

M.R. Crocker	17,915	77,600	95,515	6,304,710

D.S. Sutherland	5,730	-	5,730	378,223

(a)
Holdings as at February 16, 2021. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees and directors individually. None of these individuals own more than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and J.M. Mintz do not own common shares or hold restricted stock of Exxon Mobil Corporation.

(b)
The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.

(c)
The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $52.04 U.S., which is converted to Canadian dollars at the daily rate of exchange of $1.2684 provided by the Bank of Canada for February 16, 2021.

(d)	D.C. Brownell is a current director and has chosen not to stand for re-election. Mr. Brownell does not hold any Imperial Oil Limited common shares, restricted stock units or deferred share units.
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

Corporate governance disclosure

Corporate governance at a glance

Controlled company	Yes

Size of board	7

Number of independent directors	5

Women on board	2

Average attendance of directors at board and committee meetings	99%

Independent chair of the executive sessions	Yes

In camera sessions of independent directors at every board meeting	Yes

Independent status of audit committee	100%

Audit committee members financially literate	All

Independent status of executive resources committee	83%

Independent status of nominations and corporate governance committee	83%

Majority of independent directors on all committees	Yes

Individual director elections	Yes

Average tenure of director nominees (approximate)	6.5 years

Average age of director nominees (approximate)	62 years

Mandatory retirement age	72 years

Majority voting policy	Yes

Separate board chair and CEO	No

Number of board interlocks	None

No director serves on more than two boards of another reporting issuer	Yes

Share ownership requirements for independent directors	Yes

Share ownership requirements for chairman and chief executive officer	Yes

Board orientation and education program	Yes

Code of business conduct and ethics	Yes

Board and committee charters	Yes

Position descriptions for the chairman and chief executive officer and the chair of each committee	Yes

Skills matrix for directors	Yes

Annual board evaluation process	Yes

Annual advisory vote on executive compensation	No

Dual-class shares	No

Change of control agreements	No

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
National Instrument
58-101
Disclosure of Corporate Governance Practices
(NI
58-101).
The company’s common shares trade on the Toronto Stock Exchange and the NYSE American LLC and our corporate governance practices reflect the standards of these exchanges. In accordance with NYSE American LLC requirements for
non-U.S.
companies, the company is in compliance with NYSE American standards in all significant respects except as described on the company’s website at
www.imperialoil.ca
.

The company continually reviews its governance practices and monitors regulatory changes.
Composition of our board nominees

More information on diversity, including on the board and among executive officers of the company, can be found at page 145.
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

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors

D.W. Cornhill	3 years	2026

B.W. Corson	1 year	-

M.R. Crocker (a)	-	-

K.T. Hoeg	13 years	2022

M.C. Hubbs	2 years	2039

J.M. Mintz	16 years	2023

D.S. Sutherland	11 years	2022

(a)	M.R. Crocker is being nominated for election as a director at the annual meeting of shareholders and is not currently a director.

Skills and experience of our board members and nominees

Our directors bring a wide range of skills, diversity and experience.
The current directors and director nominees collectively have the experience and expertise required to ensure effective oversight, stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the nominees tables on pages 114 through 117 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director and nominee that led the board to conclude that such person should serve as a director of the company.

	D.C. Brownell (a)	D.W. Cornhill	B.W. Corson	M.R. Crocker (b)	K.T. Hoeg	M.C. Hubbs	J.M. Mintz	D.S. Sutherland

Leadership of large organizations	∎	∎	∎	∎	∎			∎

Operations / technical	∎	∎	∎	∎				∎

Project management	∎	∎	∎	∎	∎

Global experience	∎		∎	∎	∎	∎	∎	∎

Strategy development	∎	∎	∎	∎	∎	∎	∎	∎

Environment and sustainability	∎	∎	∎	∎	∎	∎	∎	∎

Audit committee financial expert		∎			∎	∎		∎

Financial expertise	∎	∎	∎	∎	∎	∎	∎	∎

Government relations	∎		∎	∎			∎	∎

Academic / research							∎

Information technology / cybersecurity oversight						∎

Executive compensation	∎	∎	∎	∎	∎	∎	∎	∎

Risk Management	∎	∎	∎	∎	∎	∎	∎	∎

(a)	D.C. Brownell is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)	M.R. Crocker is being nominated for election as a director at the annual meeting of shareholders and is not currently a director.

Independence of our board members and nominees

Five out of seven of the director nominees are independent.
The board is currently composed of seven directors, six of whom will be standing for re-election
at the annual meeting of shareholders on May 4, 2021. D.C. Brownell is a current director and has chosen not to stand for re-election.
M.R. Crocker is not currently a director and is being nominated for election as a director. The majority of the board and nominees (five out of seven) are independent. The independent directors are not employees of the company.
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
D.C. Brownell is also a
non-independent
director as he is an employee of Exxon Mobil Corporation. Mr. Brownell has chosen not to stand for re-election
at the annual meeting of shareholders. Director nominee, M.R. Crocker, holds the position of senior vice-president, fuels at ExxonMobil Fuels & Lubricants Company, a division of Exxon Mobil Corporation and if elected will also be a non-independent
director. The company believes that Mr. Brownell, and Mr. Crocker, although deemed non-independent
under the relevant standards by virtue of their employment, can be viewed as independent of the company’s management and that their ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director	Management	Independent	Not independent	Reason for non-independent status

D.C. Brownell			∎	D.C. Brownell is an employee of Exxon Mobil Corporation. Mr. Brownell has chosen not to stand for re-election and will cease to be a director on May 4, 2021.

D.W. Cornhill		∎

B.W. Corson	∎		∎	B.W. Corson is a director and chairman, president and chief executive officer of Imperial Oil Limited.

M.R. Crocker			∎	M.R. Crocker is an employee of Exxon Mobil Corporation. Mr. Crocker is a nominee for election as a director at the annual meeting of shareholders.

K.T. Hoeg		∎

M.C. Hubbs		∎

J.M. Mintz		∎

D.S. Sutherland		∎

Committee membership of our board

Each committee is chaired by a different independent director and all of the independent directors are members of each committee.
The chart below shows the company’s current committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Public policy and corporate responsibility committee	Executive resources committee	Community collaboration and engagement committee

D.C. Brownell (a)	∎	-	∎	∎	∎

D.W. Cornhill (c)	∎ Chair	∎	∎	∎	∎

B.W. Corson (a)	-	-	-	-	∎

K.T. Hoeg (c)	∎	∎ Chair	∎	∎	∎

M.C. Hubbs (c)	∎	∎	∎	∎	∎ Chair

J.M. Mintz	∎	∎	∎ Chair	∎	∎

D.S. Sutherland (c)	∎	∎	∎	∎ Chair	∎

(a)	Not independent directors. D.C. Brownell is a current director and has chosen not to stand for re-election.
(b)	All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)	Audit committee financial experts under U.S. regulatory requirements.
Number of meetings
The chart below shows the number of board, committee and annual meetings held in 2020. This includes seven regular meetings and one additional special meeting of the board that was held in relation to
COVID-19
and market conditions that arose during 2020. Due to public health recommendations and restrictions related to
COVID-19
and for the health and safety of our directors and employees, all meetings from March 2020 onwards were conducted virtually. More information on the board’s activities in relation to
COVID-19
and market conditions can be found in the Risk oversight section starting on page 129.

Board or committee	Number of meetings held in 2020

Imperial Oil Limited board	8

Audit committee	5

Executive resources committee	7

Public policy and corporate responsibility committee	3

Nominations and corporate governance committee	4

Community collaboration and engagement committee	2

Annual meeting of shareholders	1

Attendance of our board members in 2020

99% board and committee meeting attendance from all members.
The following chart provides a summary of the attendance record of each of the directors in 2020. The attendance record of each director nominee is also set out in his or her biographical information on pages 114 through 117. The attendance chart also provides an overall view of the attendance per committee. Senior management directors and other members of management periodically attend committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Public policy and corporate responsibility committee	Nominations and corporate governance committee	Community collaboration and engagement committee	Annual meeting	Total	Percentage by director

D.C. Brownell	8 of 8	-	7 of 7	3 of 3	4 of 4	2 of 2	1 of 1	25 of 25	100%

D.W. Cornhill	8 of 8	4 of 5	7 of 7	3 of 3	4 of 4 (chair)	2 of 2	1 of 1	29 of 30	97%

B.W. Corson	8 of 8 (chair)	-	-	-	-	2 of 2	-	10 of 10	100%

K.T. Hoeg	8 of 8	5 of 5 (chair)	7 of 7	3 of 3	4 of 4	2 of 2	1 of 1	30 of 30	100%

M.C. Hubbs	8 of 8	5 of 5	7 of 7	3 of 3	4 of 4	2 of 2 (chair)	1 of 1	30 of 30	100%

J.M. Mintz	8 of 8	5 of 5	7 of 7	3 of 3 (chair)	4 of 4	2 of 2	1 of 1	30 of 30	100%

D.S. Sutherland	8 of 8	5 of 5	6 of 7 (chair)	3 of 3	4 of 4	2 of 2	1 of 1	29 of 30	97%

Percentage by committee	100%	96%	98%	100%	100%	100%	100%	183 of 185	Overall attendance 98.9%

Other public company directorships of our board members and nominees

No director or nominee serves on more than two boards of another reporting issuer.
The following table shows which directors and nominees serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director	Other reporting issuers of which director or nominee is also a director	Type of company	Stock symbol: Exchange	Committee appointments

D.C. Brownell (a)	-	-	-	-

D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	No committees

B.W. Corson	-	-	-	-

M.R. Crocker (b)	-	-	-	-

K.T. Hoeg	New Flyer Industries Inc.	Manufacturer of heavy duty transit buses	NFI:TSX	Audit committee
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Corporate governance and nominating committee and Safety and sustainability committee (chair)

J.M. Mintz	-	-	-	-

D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT:NYSE	Compensation committee (chair)
	United States Steel Corporation	Iron and steel	X:NYSE	Chairman of the board

(a)	D.C. Brownell is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)	M.R Crocker is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.
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
Work experience
●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations / technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)
●	Experience with environmental, health, community relations and/or safety policy, practices and management (Environment and sustainability)
Other expertise
●	Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 132)
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic / research)
●	Expertise in information technology and cybersecurity oversight (Information technology / cybersecurity oversight)
●	Expertise in executive compensation policies and practices (Executive compensation)
●	Expertise in oversight of risk management policies and practices (Risk management)
The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:
●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
●	providing diversity of age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).
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
Continuing education is provided to board and committee members through regular presentations by management, which focus on providing more in-depth
information about key aspects of the business. Subject to exceptional circumstances, each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. Due to public health recommendations and restrictions related to
COVID-19,
a site visit was not possible in 2020. However, the board actively engaged with management on pandemic specific topics such as response and mitigation plans and actions, health and safety initiatives, and site-specific issues throughout the pandemic. Further, the board focused on strategic financial and business actions in response to the pandemic and challenging market conditions. It also held refresher reviews of key risk topics in connection with the pandemic, such as crisis communication. More information on the board’s activities in relation to
COVID-19
and market conditions can be found in the Risk oversight section starting on page 129.
Although 2020 was an unprecedented year with a number of unique challenges, the board and its committees continued to receive regular presentations and updates that focused on performance, strategy and opportunities for the business. Some of these presentations included an asset impairment review, an investor relations review, numerous environmental, social and governance reviews, climate risk and carbon policy updates, a review of environmental performance, community engagement and investment updates, ongoing reviews of upstream and downstream performance and improvement plans, a review on research and technology, and a competition and anti-corruption review. The board was also provided an information technology and cybersecurity update including strategic cybersecurity priorities, key security initiatives and mitigation efforts and system improvements throughout the year.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2020, the directors received a presentation on ExxonMobil’s information technology and cybersecurity framework and operations, as well as an overview of ExxonMobil’s industry environment, energy outlook update and corresponding strategic objectives.
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

Board performance assessment
The board and its committees, as well as the performance of the directors, are assessed on an annual basis. For 2020, the directors engaged in a performance assessment with the chairman, president and chief executive officer, which includes discussion and evaluation of the board and each committee’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discuss a summary of these assessment outcomes in the first quarter of each year.
Board and committee structure
Leadership structure
The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position. Through more than 37 years of experience with ExxonMobil and Imperial, the current chief executive officer possesses an in-depth
knowledge of the evolving energy industry supply and demand fundamentals and the array of challenges to be faced by the company. The board believes that the extensive experience and other insights put the chief executive officer in the best position to provide broad leadership for the board as it considers strategy and exercises its fiduciary responsibilities. Further, the board has demonstrated its commitment and ability to provide independent oversight of management.
The company does not have a lead director. While the chairman of the board is not an independent director, K.T. Hoeg, chair of the executive sessions of the board, provides leadership for the independent directors. The duties of the chair of the executive sessions include presiding at executive sessions, reviewing and modifying, if necessary, the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties, and acting as a liaison with the chairman of the board, including the provision of feedback, as appropriate, from the executive sessions. The position description of the chair of the executive sessions, as well as the purpose of those executive sessions, are fully described in paragraphs 9 (c) and (d) of the Board of Directors Charter attached as Appendix A.
Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2020. The purposes of the executive sessions of the board include the following:

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

Committee structure
The board has created five committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. D.C. Brownell is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. Mr. Brownell has chosen not to stand for re-election
at the annual meeting of shareholders. It is anticipated that if elected, director nominee M.R. Crocker will also be a member of each committee, with the exception of the audit committee. B.W. Corson is also a member of the community collaboration and engagement committee.

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
For a discussion on the company’s risk management in relation to executive compensation, see the Compensation discussion and analysis section starting on page 156.
The chairman, president and chief executive officer is charged with identifying the company’s principal risks and ensuring appropriate systems are in place to manage these risks. The board of directors is responsible for reviewing the principal risks and overseeing the implementation of the risk management system, with the various committees assisting in risk oversight for issues that fall under their responsibility. For example, the audit committee oversees the company’s system of internal accounting and financial controls, the executive resources committee oversees the compensation programs and practices in relation to risk management, and the public policy and corporate responsibility committee oversees the policies and practices that manage environment, health, safety and security risk, including the risks of climate change. This integrated risk management approach facilitates recognition and oversight of risk.
The board and its committees carry out their risk oversight responsibility through regular reviews and assessments. The board carefully considers these risks in evaluating strategic plans and specific proposals for capital expenditures and budget additions. Topic-specific assessments, such as for compliance programs, controls, stewardship of business performance, regulatory changes, the company’s energy outlook, and climate risk and sustainability are conducted regularly and as necessary. Members of the board ask questions of management to ensure risks are identified, assessed, mitigated, and monitored. Each typical year, the board also visits one or more of the company’s operating sites or locations of importance for the company to better understand issues associated with the company’s business. However, a site visit was not possible in 2020 due to public health recommendations and restrictions related to
COVID-19.
COVID-19
and market conditions in 2020
The
COVID-19
pandemic and market conditions within the energy industry in 2020 placed a significant emphasis on the board’s role in risk oversight. Throughout the year, the board continuously reviewed and discussed with management the impact of
COVID-19
and market conditions on performance, business strategies, employees and the community through scheduled and special meetings and ad-hoc
communication. The board also guided the company through prudent business and financial action in response to market conditions. This included significant adjustments to capital and operating expenditures, while maintaining focus on the health and safety of the company’s employees, contract partners, customers and communities and reliably supplying essential products to the company’s customers.
Each committee supported the board by holding reviews and discussions of
COVID-19
topics specific to their responsibilities. For example, the audit committee was responsible for maintaining the integrity of the financial statements, as well as ensuring that the quality and effectiveness of internal controls and procedures was not compromised as company adapted to work from home requirements. The public policy and corporate responsibility committee oversaw the activation of pandemic and emergency response plans and safety protocols for mitigating risk and maintaining the company’s focus on the health and safety of employees, contractors and the community. The community collaboration and engagement committee oversaw numerous initiatives to support the community through this challenging period, including a free fuel promotion for healthcare workers, donations of computers for online learning and donations of isopropyl alcohol to be used in disinfectant products.

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

Directors	● B.W. Corson (chair) ● D.C. Brownell ● D.W. Cornhill ● K.T. Hoeg	● M.C. Hubbs ● J.M. Mintz ● D.S. Sutherland

Number of meetings	Eight meetings of the board of directors were held in 2020, which included one special meeting of the board. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2020.
Board highlights in 2020
●
 Provided oversight in support of safety, environmental performance and sustainability.

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

●
 Discussed comprehensive company strategy for all business lines.

●
 Reviewed climate change policies, risks and Imperial’s climate strategy.

●
 Provided oversight of the company’s response to the
COVID-19
pandemic.

●
 Approved prudent business and financial responses to market conditions including significant reductions to capital and operating expenses, and provided oversight over implementation of these actions.

Role in risk oversight	The company’s financial, execution and operational risk rests with management and the company is governed by well-established risk management systems. The board of directors are responsible for reviewing the company’s principal risks and overseeing the implementation of the appropriate systems to manage these risks. The board carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions. It also approves and monitors compliance with the code of ethics and business conduct, and ensures that executive officers create a culture of integrity throughout the company. The board reviews the company’s information technology, systems and cybersecurity to ensure they adequately protect corporate information and assets. In 2020, the board’s role in risk oversight included the company’s response to the
COVID-19
pandemic and market conditions, with a focus on the health and safety of the company’s employees, contract partners, customers and communities.

Disclosure policy	The company is committed to full, true and plain public disclosure of all material information in a timely manner, in order to keep security holders and the investing public informed about the company’s operations. The full details of the corporate disclosure policy can be found on the company’s internet site at
www.imperialoil.ca
.

Independence	The current board of directors is composed of seven directors, the majority of whom (five of seven) are independent. The five independent directors are not employees of the company.

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

Committee members	● K.T. Hoeg (chair) ● M.C. Hubbs (vice-chair) ● D.W. Cornhill	● J.M. Mintz ● D.S. Sutherland

Number of meetings	Five meetings of the audit committee were held in 2020. The committee members met in camera without management present and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit
meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.
Committee highlights in 2020
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

●
 Ensured the effectiveness of controls and procedures and integrity of financial statements was maintained while responding to the
COVID-19
pandemic.

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
National Instrument
52-110
Audit Committees
and the listing standards of the NYSE American LLC.

Role in risk oversight	The audit committee also has an important role in risk oversight. The audit committee oversees risks associated with financial and accounting matters, including compliance with legal and regulatory requirements, and the company’s financial reporting and internal controls systems. In addition, it reviews the scope of PricewaterhouseCoopers’ audit in light of risks associated with the energy industry, the regulatory environment and company-specific financial audit risks. The committee also reviews financial statements and internal and external audit results, and any changes proposed to accounting principles and practices. With respect to the
COVID-19
pandemic, the audit committee is also responsible for ensuring the reporting and internal controls are maintained as the company implements various response measures, including work from home arrangements.

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

Committee members	● D.S. Sutherland (chair) ● D.W. Cornhill (vice-chair) ● D.C. Brownell	● K.T. Hoeg ● M.C. Hubbs ● J.M. Mintz

None of the members of the executive resources committee currently serves as a chief executive officer of another company.

Number of meetings	Seven meetings of the executive resources committee were held in 2020.

Committee highlights in 2020
●
  Reviewed executive compensation program and principles.

●
 Reviewed strategic work planning and talent strategy plans.

●
 Reviewed workforce and organizational changes.

●
 Reviewed harassment policy and process outcomes.

●
 Continued focus on succession planning for senior management positions.

●
 Appointed a senior vice-president, treasurer and three vice-president positions as part of normal succession.

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

Public policy and corporate responsibility committee
The role of the public policy and corporate responsibility committee is to review and monitor the company’s policies and practices in matters of the environment, health, safety, security and sustainability. The committee monitors the company’s compliance with legislative, regulatory and corporate standards in these areas, and reviews trends and current and emerging public policy. It also assesses the potential impacts of public policy on corporate performance.
The committee reviews safety and environmental performance, incidents and trends on a regular basis to ensure the company’s focus on the safety of its employees, contractors and stakeholders and on operating in an environmentally responsible manner. It also provides oversight over sustainability and climate risk, including regular reviews and assessment of sustainability performance and initiatives, as well as climate risk within the company’s risk management system and the strategies to address these risks. The formal mandate of the committee can be found within the Public Policy and Corporate Responsibility Committee Charter in Appendix A of this circular.

Committee members	● J.M. Mintz (chair) ● D.S. Sutherland (vice-chair) ● D.C. Brownell	● D.W. Cornhill ● K.T. Hoeg ● M.C. Hubbs

Number of meetings	Three meetings of the public policy and corporate responsibility committee were held in 2020.
Committee highlights in 2020
●
 Personnel and process safety systems, performance and incident review

●
 Environmental performance review

●
 COVID-19
pandemic response and economic recovery review (policy and regulations)

●
 Updates on Canadian policy, regulatory change, and industry advocacy (clean fuel standard, plastics, UN Declaration on the Rights of Indigenous Peoples)

●
 Review of climate change policies, risks, and Imperial’s climate strategy

●
 Review of Imperial’s Sustainability Report and related environmental, social and corporate governance disclosures, including disclosure of greenhouse gas emissions

Role in risk oversight	The public policy and corporate responsibility committee reviews and monitors the company’s policies and practices in matters of environment, health, personnel and process safety and security, which policies and practices are intended to mitigate and manage risk in these areas. This includes specific reviews with respect to climate risk and the company’s strategies to address these risks. It also includes pandemic and emergency response and continuity planning, which is a significant focus of reviews and discussions in relation to the
COVID-19
pandemic. The committee receives regular reports from management on these matters.

Independence	The members of the public policy and corporate responsibility committee are independent, with the exception of D.C. Brownell.

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

Committee members	● D.W. Cornhill (chair) ● J.M. Mintz (vice-chair) ● D.C. Brownell	● K.T. Hoeg ● M.C. Hubbs ● D.S. Sutherland

Number of meetings	Four meetings of the nominations and corporate governance committee were held in 2020.

Committee highlights in 2020
●
 Approval of the statement of corporate governance practices.

●
 Engagement in board and committee self-assessment.

●
 Recommendation of director compensation.

●
 Recommendation to amend the board charter to add Environment and sustainability and Risk management to the directors’ skills matrix.

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

Committee members	● M.C. Hubbs (chair) ● K.T. Hoeg (vice-chair) ● D.C. Brownell ● D.W. Cornhill	● B.W. Corson ● J.M. Mintz ● D.S. Sutherland

Number of meetings	Two meetings of the community collaboration and engagement committee were held in 2020.

Committee highlights in 2020
●
 Imperial invested more than $15M in Canadian communities in 2019 as reported using the London Benchmark Group Model – a global standard for measuring and reporting community investment
●
 In 2019, Imperial paid more than $16.7M through community benefit agreements to Indigenous communities and successfully signed two additional agreements for Cold Lake
●
 Responded to community needs during the
COVID-19
pandemic
¡
  Launched 2:1 employee donation matching, resulting in $500K in donations to more than 470 organizations across Canada
¡
  Recognized healthcare heroes across Canada with a $2M campaign and provided free fuel vouchers to 80,000 front-line workers
¡
  As part of Imperial’s 140th anniversary, donated $140,000 to mental health organizations in 14 operating areas across Canada
¡
  Provided
in-kind
donations including 60 tonnes of isopropyl alcohol (IPA) to the Government of Canada to use in disinfectant products and 500 laptops to support student access to technology
●
 Received Canadian Centre for Diversity and Inclusion’s western Canada “Employer Initiative of the Year” recognizing the company’s approach to Indigenous business development

Independence	The majority of the members of the community collaboration and engagement committee are independent (five out of seven) with the exception of B.W. Corson and D.C. Brownell.

Director compensation
Director compensation discussion and analysis

Directors’ compensation is intended to align the long-term financial interests of the directors with those of the shareholders.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The nominations and corporate governance committee decided not to use an external research firm to assemble the comparator data to determine compensation for the July 1, 2020 - June 30, 2021 period. The committee relied instead on an internally-led
assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internally-led
assessment included a review of industry survey data, with a limited amount of this survey data being provided by an independent external consultant. The internal assessment maintained the compensation design philosophy, objectives and principles, and was consistent with previous methodology used in this analysis.
Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 138.

Compensation decision making process and considerations
The nominations and corporate governance committee relies on market comparisons with a group of major Canadian companies with national and international scope and complexity. The company draws its nonemployee directors from a wide variety of industrial sectors and, as such, a broad sample is appropriate for this purpose. The nominations and corporate governance committee does not target any specific percentile among comparator companies at which to align compensation for this group.
The comparator companies included in the benchmark sample are as follows:

Energy	Non-Energy

Canadian Natural Resources Limited	Air Canada

Cenovus Energy Inc.	Bank of Nova Scotia

Enbridge Inc.	BCE Inc.

Husky Energy Inc.	Canadian National Railway Company

Ovintiv Inc.	Nutrien Ltd.

Parkland Fuel Corporation	Royal Bank of Canada

Suncor Energy Inc.	Sun Life Financial Inc.

TC Energy Corporation	Teck Resources Limited

TELUS Corporation

Thomson Reuters Corporation

The Toronto-Dominion Bank
Hedging policy
Company policy prohibits all employees, including executives, and directors, from being a party to derivative or similar financial instruments, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.
For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 156.
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
The nominations and corporate governance committee has reviewed the compensation paid to the nonemployee directors in each subsequent year, and has recommended no changes to the compensation. The board subsequently approved each of these recommendations.

The following table summarizes the compensation terms for the nonemployee directors in 2020:

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
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2020.

Director	Election for 2020 director’s fees in cash (%)	Election for 2020 director’s fees in deferred share units (%)

D.W. Cornhill	25	75

K.T. Hoeg	0	100

M.C. Hubbs	0	100

J.M. Mintz	0	100

D.S. Sutherland	0	100
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
Restricted stock units
In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. The restricted stock unit plan is described in more detail beginning on page 163.
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
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2020.

Director (a)	Annual retainer for board membership ($)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (b)	Total value of deferred share units (DSU) ($) (c)	Total value of restricted stock units (RSU) ($) (d)	All other compen- sation ($) (e)	Total compensation ($)

D.W. Cornhill	110,000	3,000	27,500	82,500	72,780	11,664	194,444

K.T. Hoeg	110,000	3,000	0	110,000	72,780	49,043	231,823

M.C. Hubbs	110,000	3,000	0	110,000	72,780	10,962	193,742

J.M. Mintz	110,000	3,000	0	110,000	72,780	45,185	227,965

D.S. Sutherland	110,000	3,000	0	110,000	72,780	42,773	225,553

(a)	As directors employed by the company or Exxon Mobil Corporation in 2020, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors.
(b)
“Total fees paid in cash” is the portion of the “Annual retainer for board membership” that the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 141.

(c)
“Total value of deferred share units” is the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units, as set out in the previous table on page 138. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 141.

(d)	The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, which was $24.26.
(e)
Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2020, D.W. Cornhill received $6,908 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,756 in lieu of dividends on deferred share units. K.T. Hoeg received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $36,987 in lieu of dividends on deferred share units. M.C. Hubbs received $4,620 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,342 in lieu of dividends on deferred share units. J.M. Mintz received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $33,129 in lieu of dividends on deferred share units. D.S. Sutherland received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $30,717 in lieu of dividends on deferred share units.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2020 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)

D.W. Cornhill	27,500	155,280	-	-	-	11,664	194,444

K.T. Hoeg	0	182,780	-	-	-	49,043	231,823

M.C. Hubbs	0	182,780	-	-	-	10,962	193,742

J.M. Mintz	0	182,780	-	-	-	45,185	227,965

D.S. Sutherland	0	182,780	-	-	-	42,773	225,553

(a)	As directors employed by the company or Exxon Mobil Corporation in 2020, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors.
(b)
Represents all fees awarded, earned, paid or payable in cash for services as a director. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.

(c)
Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units as noted on page 138).

(d)
Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2020, D.W. Cornhill received $6,908 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $4,756 in lieu of dividends on deferred share units. K.T. Hoeg received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $36,987 in lieu of dividends on deferred share units. M.C. Hubbs received $4,620 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $6,342 in lieu of dividends on deferred share units. J.M. Mintz received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $33,129 in lieu of dividends on deferred share units. D.S. Sutherland received $12,056 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $30,717 in lieu of dividends on deferred share units.

Five-year look back at total compensation paid to nonemployee directors

Year	Amount ($)

2016	1,342,664

2017	1,351,454

2018	1,500,739

2019	1,251,395

2020	1,073,527

Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2020 and does not include common shares owned by the director.

	Option-based awards				Share-based awards

Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)

D.W. Cornhill	-	-	-	-	19,784	477,981

K.T. Hoeg	-	-	-	-	62,913	1,519,978

M.C. Hubbs	-	-	-	-	19,913	481,098

J.M. Mintz	-	-	-	-	58,405	1,411,065

D.S. Sutherland	-	-	-	-	55,588	1,343,006

(a)	As directors employed by the company or Exxon Mobil Corporation in 2020, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors.
(b)	Represents restricted stock units and deferred share units held as of December 31, 2020.
(c)	Value is based on the closing price of the company’s shares on December 31, 2020 ($24.16).
Incentive plan awards for directors – Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2020.

Name (a)	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)

D.W. Cornhill	-	-	-

K.T. Hoeg	-	23,118	-

M.C. Hubbs	-	-	-

J.M. Mintz	-	23,118	-

D.S. Sutherland	-	23,118	-

(a)	As directors employed by the company or Exxon Mobil Corporation in 2020, B.W. Corson and D.C. Brownell did not receive compensation for acting as directors.
(b)
Represents restricted stock units granted in 2013 and 2017, which vested in 2020. Value is based on the average of the weighted average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date.

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
The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 285,103 shares which is more than three times the required guideline.

	Minimum share ownership requirement	Time to fulfill

Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment

Independent directors	15,000 shares	Within 5 years of initial appointment
The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 16, 2021, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report ( February 13, 2020 to February 16, 2021) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met

D.W. Cornhill	November 29, 2017	7,729	32,284	857,786	15,000	Yes

B.W. Corson (b)	September 17, 2019	78,200	156,400	4,155,548	Five times base salary	No (b)

K.T. Hoeg	May 1, 2008	9,967	62,913	1,671,598	15,000	Yes

M.C. Hubbs	July 26, 2018	9,306	19,913	529,088	15,000	Yes

J.M. Mintz	April 21, 2005	9,757	59,405	1,578,391	15,000	Yes

D.S. Sutherland	April 29, 2010	9,627	110,588	2,938,323	15,000	Yes

Total accumulated holdings (#) and value of directors’ holdings ($)			441,503	$11,730,734

(a)
The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 16, 2021 ($26.57).

(b)
B.W. Corson was appointed to the board and as president of the company on September 17, 2019, and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson is expected to meet the share ownership guidelines of five times base salary within three years of appointment as chairman and chief executive officer.

For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 156.

Ethical business conduct

The company is committed to high ethical standards through its policies and practices .

The company’s directors, officers and employees are responsible for developing, approving and implementing plans and actions designed to achieve corporate objectives. In doing so, they are expected to observe the highest standards of integrity in the conduct of the company’s business, with the methods employed to attain results being as important as the results themselves.
The board has adopted a written code of ethics and business conduct (the “Code”) which can be found on the company’s website at
www.imperialoil.ca/en-CA/Investors/Investor-relations
, including any applicable amendments. The Code applies to each of the company’s directors, officers and employees, and consists of the ethics policy, the conflicts of interest policy, the corporate assets policy, the directorships policy and the procedures and open door communication. No person in the company has the authority to make exceptions or grant waivers with respect to its foundational policies. There have been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitute a departure from the Code. In addition, the directors of the company must comply with the conflict of interest provisions of the
Canada Business Corporations Act
, as well as the relevant securities regulatory instruments, in order to ensure that the directors exercise independent judgment in considering transactions and agreements in respect of which such director has a material interest.
Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls and procedures by various means, including to their supervisors or the company’s ethics advisor, controller or general auditor. Imperial also has an ethics “hotline” that is operated by a third-party service provider and offers confidential, anonymous reporting 24 hours a day, seven days a week. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters are to be referred directly to the internal auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. No action may be taken or threatened against employees for asking questions, voicing concerns, or making complaints or suggestions in good faith.
Management provides the board of directors with a review of corporate ethics and conflicts of interest on an annual basis. The company’s internal auditors audit each business line’s compliance with the program and report to the audit committee. Directors, officers and employees review the company’s standards of business conduct (which includes the Code) on an annual basis, with independent directors and all employees being required to sign a declaration card confirming that they have read and are familiar with the standards of business conduct. In addition, every four years a business practices review is conducted in which managers review the standards of business conduct with all employees in their respective work units.
The board, through its audit committee, examines the effectiveness of the company’s internal control processes and management information systems. The board consults with the external auditor, the internal auditor and the management of the company to ensure the integrity of the systems.
There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee (except the community collaboration and engagement committee) is composed entirely of the independent directors and D.C. Brownell, who is an employee of Exxon Mobil Corporation and although deemed non-independent
under the relevant standards by virtue of his employment, is viewed as independent of the company’s management. The agendas of each of the board and its committees are not set by management alone, but by the board as a whole and by each committee. A significant number of agenda items are mandatory and recurring. Board meetings are scheduled at least one full year in advance. Any director may call a meeting of the board or a meeting of a committee of which the director is a member. There is a board-prescribed flow of financial, operating and other corporate information to all directors.

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by K.T. Hoeg, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2020.
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

Structures and processes are in place to caution, track and monitor reporting insiders, nonemployee directors and key employees with access to sensitive information with respect to personal trading in the company’s shares. The company has guidelines regarding insider trading prohibitions and trading bans that are applicable to all directors, officers and employees.
Nonemployee directors are required to
pre-clear
any trades in the company’s shares. Reporting insiders are required to give advance notice to the company of any sale of the company’s shares and advise the company within five days of any purchase of the company’s shares. Reporting insiders are required, under securities regulations, to publically disclose all transactions in the company’s shares on the System for Electronic Disclosure by Insiders (SEDI).
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

As of the date of this proxy circular, the number and percentage of directors and nominees who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	2 of 7 (board) 2 of 7 (nominees) 2 of 5 (independent directors)	29 29 40

Aboriginal peoples	0 of 7	0

Persons with disabilities	0 of 7	0

Members of visible minorities	0 of 7	0

(a)	Defined under the Employment Equity Act (Canada)
The above diversity disclosure relies on voluntary self-identification by directors and nominees, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company. The board nominee composition charts on page 120 show the diversity of our board nominees with respect to gender, experience and regional association, but do not reflect membership in other designated groups.
Executive officer diversity
The company believes inclusion and diversity are key competitive strengths that are critical to maintaining the company’s position as an industry leader. To ensure commitment at all levels of the company, inclusion and diversity, anti-harassment and equal employment opportunity performance is stewarded annually to the company’s senior management. There is an in-depth
succession planning process, which includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key positions.
The company’s internal training programs emphasize the value of collaboration, appreciating differences and sustaining an inclusive work environment, keeping inclusion and diversity top-of-mind
with all employees. Imperial also values external perspective and expertise, and collaborates with leading diversity organizations to help shape our future inclusion and diversity plans. The company supports educational development and recruiting practices that facilitate the employment of Indigenous peoples, and was recognized in 2020 by the Canadian Centre for Diversity and Inclusion as western Canada’s “employer initiative of the year” with respect to work done in the Indigenous community space. Imperial maintains a supportive work environment though a range of development and networking programs, including employee-led
diversity networks that are focused on common interests. These programs continued in a virtual format in 2020 as a result of the
COVID-19
pandemic.
In considering potential nominees for executive officer appointments, the executive resources committee considers diversity of gender and the other designated groups, work experience, other expertise, individual competencies and other dimensions of diversity in addition to the other factors described on page 160. The company has not adopted a target regarding members of the designated groups in executive officer positions. The company does not believe that any one of these dimensions should be considered, without due regard to all of these other factors, in determining the ability of potential nominees to fill executive officers positions.

As of the date of this proxy circular, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)

Women	14 of 26	54

Aboriginal peoples	0 of 26	0

Persons with disabilities	0 of 26	0

Members of visible minorities	0 of 26	0

(a)	Defined under the Employment Equity Act (Canada)
The above diversity disclosure relies on voluntary self-identification by executive officers, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company.
Shareholder engagement

Shareholder engagement strategy focuses on wide-ranging dialogue between shareholders and management.
The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. In response to
COVID-19
and to ensure the health and safety of our employees, investors and shareholders, these meetings were held exclusively in a virtual format for the balance of 2020. Materials from these conferences and hosted events are available on the company’s website.
Also in response to
COVID-19
and to ensure the health and safety of its shareholders, directors, officers and stakeholders, the company took a number of steps to ensure active engagement through the annual meeting that was held in a virtual only format. Shareholders were given the opportunity to register a proxyholder to attend and ask questions in real time, and the company encouraged engagement from shareholders prior to the event. This format also allowed shareholders who may not otherwise have been able to attend in person to log in as a guest and follow the meeting. The webcast is available on the company website along with speeches and presentations from the annual general meeting and the outcome of the voting on each resolution.
The company also hosts regular quarterly earnings calls in connection with earnings releases, and archives of these calls (including transcripts) are available on Imperial’s website for one year after each call. These calls allow the company to provide more insight and context regarding the company’s performance, as well as directly address questions from the investment community.
The company annually solicits questions and comments from shareholders through the annual meeting of shareholders. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders, and those requiring a response are answered individually. In addition, the company’s Investor Relations team proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, including with respect to environment, social and governance topics and to solicit feedback on the company’s approach to executive compensation. The Investor Relations team is available to respond to shareholder and investor queries throughout the year.

Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.
To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 16, 2021, owned beneficially, or exercised control or direction over, directly or indirectly, more than five percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 510,916,893 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.
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
On June 27, 2019, the company implemented a
12-month
“normal course” share purchase program. Between June 27, 2019 and June 26, 2020, the company purchased 8,724,518 common shares on the open market and a corresponding 19,972,996 common shares from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent. In response to market conditions, the company announced the suspension of purchases under this program on April 1, 2020. On June 29, 2020, a further
12-month
normal course share purchase program was implemented, primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan. Under the current program, the company may purchase up to 50,000 common shares. As of February 16, 2021, under the current program, the company has purchased 6,975 common shares on the open market and none from Exxon Mobil Corporation outside of this program.
The amounts of purchases and sales by the company and its subsidiaries for other transactions in 2020 with ExxonMobil and its affiliates were $2,424 million and $5,101 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes.
The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities. During 2007, the company entered into agreements with ExxonMobil and one of its affiliated companies that provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil.

As at December 31, 2020, the company had an outstanding loan of $4,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2025, cancellable if ExxonMobil provides at least 370 days advance written notice. Additionally, the company had an outstanding short-term loan of $111 million from an affiliated company of ExxonMobil. This loan is borrowed under an arrangement with ExxonMobil that provides for a non-interest
bearing, revolving demand loan from ExxonMobil to the company of up to $150 million and represents ExxonMobil’s share of a working capital facility required to support purchasing, marketing, transportation and derivative arrangements for crude oil and diluent products undertaken by the company on behalf of ExxonMobil.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company at year end 2020 are listed below. B.W. Corson was appointed to the board and as president of the company on September 17, 2019 and assumed the additional roles of chairman and chief executive officer on January 1, 2020. T.B. Redburn retired from the company on January 1, 2021. All other named executive officers remain in their positions as of February 16, 2021.

Bradley W. Corson, 59
Calgary, Alberta, Canada

Position held at the end of 2020 (date office held): Chairman, president and chief executive officer (2020 – Present)
Other positions in the past five years (position, date office held and status of employer):
President (2019 – Present)
President, ExxonMobil Upstream Ventures (2015 – 2019) (Affiliate)

Daniel E. Lyons, 58
Calgary, Alberta, Canada

Position held at the end of 2020 (date office held): Senior vice-president, finance and administration, and controller (2018 – Present)
Other positions in the past five years (position, date office held and status of employer):
Vice-president, downstream business services and downstream treasurer, Exxon Mobil Corporation (2015 – 2018) (Affiliate)

Theresa B. Redburn, 59
Calgary, Alberta, Canada

Position held at the end of 2020 (date office held):
Senior vice-president, commercial and corporate development (2017 – 2020)
Other positions in the past five years (position, date office held and status of employer):
Vice-president, upstream commercial (2014 – 2016)

Simon P. Younger, 45
Calgary, Alberta, Canada	Position held at the end of 2020 (date office held):
Senior vice-president, upstream (2020 – Present)
Other positions in the past five years (position, date office held and status of employer):
Vice-president, production, upstream (2019 – 2020)
Senior planning advisor, corporate strategic planning, upstream, Exxon Mobil Corporation (2017 – 2019) (Affiliate)
Vice-president, production and joint interest manager, ExxonMobil Qatar Limited (2015 – 2017) (Affiliate)

Bruce A. Jolly, 53
Calgary, Alberta, Canada
Position held at the end of 2020 (date office held):
Assistant controller (2019 – Present)
Other positions in the past five years (position, date office held and status of employer):
Upstream controller (2018 – 2019)
Controller, United States upstream production, Exxon Mobil Corporation (2016 – 2018) (Affiliate)

Manager, global downstream financial coordination, Exxon Mobil Corporation (2013 – 2016) (Affiliate)
Other executive officers of the company
In addition to the named executive officers listed above and on the previous page (with the exception of T.B. Redburn), the following individuals are executive officers of the company as of February 16, 2021.

Jonathan R. Wetmore, 48
Calgary, Alberta, Canada
Position held (date office held):
Vice-president, downstream and Western Canada fuels manager (2018 – Present)
Other positions in the past five years (position, date office held and status of employer):
Manager, supply and manufacturing (June 2017 – December 2017)
Refinery manager, Fawley UK, UK Esso Petroleum Company Ltd (2013 – 2017) (Affiliate)

Sherri L. Evers, 44
Calgary, Alberta, Canada
Position held (date office held):
Vice-president, commercial and corporate development (2021 – Present)
Other positions in the past five years (position, date office held and status of employer):
Fuels manager, Central and Eastern Canada, fuels and lubricants (2018 – 2020)
Product exchange and analysis manager, refining and supply, Exxon Mobil Corporation (2016 – 2018) (Affiliate)
Midwest and northeast integrated business team lead, refining and supply, Exxon Mobil Corporation (2014 – 2016) (Affiliate)

Kitty Lee, 44
Calgary, Alberta, Canada	Position held (date office held) :
Treasurer
(2020 – Present)
Other positions in the past five years (position, date office held and status of employer) :
Financial advisor, treasurer’s, Exxon Mobil Corporation
(2019 – 2020) (Affiliate)
Benefits finance manager, treasurer’s, Exxon Mobil Corporation
(2018 – 2019) (Affiliate)
Global coordination manager, controller’s, Exxon Mobil Corporation
(2016 – 2018) (Affiliate)
Financial advisor, treasurer’s, Exxon Mobil Corporation
(2015 – 2016) (Affiliate)

Kristi L. Desjardins, 47
Calgary, Alberta, Canada	Position held (date office held):
Vice-president, human resources
(2020 – Present)
Other positions in the past five years (position, date office held and status of employer):
Human resources services manager, global human resources operations, Exxon Mobil Corporation
(2018 – 2020) (Affiliate)
Manager, human resources services
(2017 – 2018)
Manager, human resources services, operations
(2014 – 2017)
Constance D. Gemmell, 54
Calgary, Alberta, Canada
Position held (date office held): Director, corporate tax (2018 – Present)
Other positions in the past five years (position, date office held and status of employer):
Manager, income tax planning and advice (2013 – 2018)

Kimberly J. Haas, 47
Sarnia, Ontario, Canada	Position held (date office held):
Vice-president, chemicals and Sarnia chemical plant manager
(2020 – Present)
Other positions in the past five years (position, date office held and status of employer):
Project executive, chemicals, global operations, Exxon Mobil Chemical Company
(2020) (Affiliate)
Process manager, Baytown olefins plant, Exxon Mobil Chemical Company,
(2016 – 2020) (Affiliate)
Plant manager, Pensacola specialty elastomers plant, Exxon Mobil Chemical Company
(2014 – 2016) (Affiliate)
Ian R. Laing, 47
Calgary, Alberta, Canada	Position held (date office held):
Vice-president, general counsel and corporate secretary
(2020 – Present)
Other positions in the past five years (position, date office held and status of employer):
Assistant general counsel, downstream and corporate departments and corporate secretary
(2019 – 2020)
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
The compensation program design is aligned with the core elements of the majority shareholder’s compensation program, including linkage to short and medium term aspects of incentive pay, long vesting periods, risk of forfeiture and alignment with the shareholder experience.
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
2020 business performance results
The committee considers both business results and individual performance in its decisions. 2020 presented the company and the broader industry with extreme challenges. On the demand side, the
COVID-19
pandemic resulted in significantly reduced demand for our products. Just as the pandemic took hold, we also saw announcements of increased production in certain key oil-producing countries leading to sharp declines in oil prices. In this difficult environment, the company took rapid action to weather the storm, while remaining focused on delivering long-term shareholder value and positioning itself well for a recovery in demand and prices. Key 2020 business results include:
●	Protected our work force in the face of the pandemic and delivered strong safety performance and effective management of enterprise risk
●	Responded to market conditions resulting from the COVID-19 pandemic and decreases in commodity prices
¡	Effective April 1, the company suspended the share buyback program to preserve cash
¡
Took decisive action to reduce capital and operating expenditures - committed to reducing capital expenditures by $0.5 billion compared to initial guidance of $1.6 to $1.7 billion, and expense reduction of $0.5 billion compared to the same period of 2019. Significantly exceeded both commitments:

◾	Capital expenditures for the full year of about $0.9 billion, down by nearly half versus initial guidance
◾	Production and manufacturing expenses for the full year are $5.5 billion, approximately $1.0 billion or 15 percent below 2019
¡	Adjusted planned asset maintenance scopes and schedules to reduce on-site staffing levels, lower costs and to opportunistically complete maintenance during periods of lower demand
¡	Supported the national COVID-19 response, including:
◾	Donating 60 tonnes of isopropyl alcohol to be used in disinfectant products
◾	Providing $2 million in free fuel vouchers to frontline workers

●
$1.9 billion net loss, reflecting the extremely challenging business environment and including non-cash
impairment charge of $1.2 billion related to the company’s decision to not further develop a significant portion of its unconventional portfolio

●	Generated positive cash flow from operating activities of $0.8 billion with substantial expense reductions helping to offset the difficult market conditions
●	Maintained quarterly dividend level of $0.22 per share and increased the annual dividend paid for the 26th consecutive year while maintaining stable debt levels
●	Over $0.9 billion returned to shareholders through dividends and share purchases
●	Strong operational performance in the upstream
¡	398,000 gross oil-equivalent barrels per day of full-year upstream production
¡	Successfully completed full startup of Kearl supplemental crushing facilities driving record annual production at Kearl
¡	Achieved the highest upstream quarterly production in 30 years in the fourth quarter
●	Adaptability drove positive earnings in the Downstream and Chemical businesses
¡	Economically optimized utilization, feedstock and product slates in line with pandemic impacts
¡	Leveraged new facilities at Strathcona refinery to produce and sell record volumes of asphalt
¡	Used spare capacity to produce record levels of diluent amidst favorable market conditions in the fourth quarter
¡	Commenced operations of Strathcona refinery’s co-generation project
●	Continued commitment to industry leadership in technology, innovation and sustainability
¡	Invested $140 million in research and development activities
¡	Published Imperial’s Corporate Sustainability Report
●	Received Canadian Centre for Diversity and Inclusion’s western Canada “Employer Initiative of the Year” recognizing the company’s approach to Indigenous business development
●	Recognized as one of Canada’s top 100 employers by Mediacorp Canada Inc.
Collectively, the above factors had an impact on 2020 compensation decisions for the named executive officers.

2020 Compensation program highlights

Base salary
●
   Salary increases included in this disclosure reflect market analysis and competitiveness at the time of the decision in 2019.
●
   For 2021, the executive resources committee elected to hold base salaries at 2020 levels, reflective of the current market conditions.

Annual bonus
●
   The 2020 annual bonus program (cash bonus and earnings bonus units) was suspended, reflective of the current business environment and the resulting company earnings.
●
   This resulted in no executives receiving an annual bonus in 2020, compared to 65 executives who received an annual bonus in 2019 (program cost $3.2 million).

Restricted stock units
●
   After a review of the competitive orientation of the company’s restricted stock unit program, it was determined that current levels of restricted stock units were appropriate and that the program continues to align with the design of the majority shareholder’s program.
●
   In 2020, 456 recipients, including 63 executives, were granted 747,040 restricted stock units.

The committee’s assessment is that the company’s compensation program is working as intended, particularly in the current business environment, and has been effectively integrated over the long term with the company’s business model. A substantial portion of executive total direct compensation is variable pay at risk, which exposes their compensation to the full impact of the commodity price cycle. Further, the suspension of the annual bonus program and the nature of our restricted stock units program being issued on a share denominated basis have directly impacted the overall compensation levels for our executives. The results of the executive compensation program has demonstrated the intent with which it was designed, and consequently has resulted in lower levels of compensation in 2020 for our chief executive officer, key senior executives and officers of the company.
The committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2021 annual meeting of shareholders. We encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.
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
Canadian business environment
•	Large, accessible upstream resources
•	Mature, competitive downstream markets
•	Evolving environmental, fiscal and energy policies impacting global competitiveness
•	Market access limitations, uncertainties
Business model
•	Long-life, competitively advantaged assets
•	Disciplined investment and cost management
•	Value-chain integration and synergies
•	High-impact technologies and innovation
•	Operational excellence and responsible growth
Key business strategies
•	Personnel safety and operational excellence
•	Grow profitable production and sales volumes
•	Disciplined and long-term focus on improving the productivity of the company’s asset mix
•	Best-in-class cost structure to support industry-leading returns on capital and superior cash flow
These key business strategies are the primary focus and support long-term growth in shareholder value.
Key elements of the compensation program
The key elements of the company’s compensation program that align with the business model and support key business strategies are:

Element	Features
Restricted Stock Units
•
   Approximately
50
 percent
or more
of total direct compensation for named executive officers
(a)
•
   Aligns level of executive compensation with returns of long-term shareholders
•
   Encourages long-term view through commodity price cycle
•
   Places significant portion of executive pay at risk of forfeiture

Annual bonus (b)
•
   Approximately
10 to 20
 percent
of total direct compensation for named executive officers
(a)
•
   Link pay to annual company earnings performance
•
   Actual award determined by company earnings performance, individual performance and pay grade
•
   50 percent of award paid in cash at grant; 50 percent subject to delayed payout feature that is based on future earnings performance
•
   Delayed feature provides medium-term performance metric and puts 50 percent of bonus at risk of forfeiture

Base Salary	• Provides a base level of competitive income, determined by performance, experience and pay grade • Ties directly to retirement benefits
Retirement Benefits	• Pension and savings plans • Provide for financial security after employment
(a)
Total direct compensation includes salary, the annual bonus grant (cash and earnings bonus units awards), and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.

(b)	The annual bonus program was suspended for 2020. See page 162 for further details about the program.

Management of risk
The company is governed by a comprehensive and well-established risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework. The company operates in an industry in which effective risk management is critical. The company’s risk management framework includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. This framework establishes common expectations for addressing risks inherent in our business and takes priority over other business and financial objectives. For further discussion on the company’s risk management system and oversight, see “Risk oversight” within the “Statement of corporate governance practice” on page 129.
The company’s long-term orientation and compensation program design encourage the highest performance standards and discourage inappropriate risk taking. The compensation program components described below are designed to incent effective management of all operating and financial risks associated with the company’s business, including risks related to climate change, in order to:
•	protect the safety and security of our employees, the communities and the environment in which we operate;
•	manage risk and operate the business with effective business controls;
•	create sustainable value for company shareholders by increasing shareholder return, net income, return on average capital employed*; and
•	advance the long-term strategic direction of the company.
Due to the long vesting periods of restricted stock units and the linkage of compensation to overall company performance, including all aspects of risk management, executive compensation is inherently designed to support the sustainability of our operations and management of risk.
* For a definition of return on average capital employed, see the “Frequently used terms” section on page 173.
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
•
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
•
  All executives on assignment from an affiliate of the company, including the named executive officers on assignment from Exxon Mobil Corporation and Esso Australia Pty Ltd., also participate in common programs that are administered by Exxon Mobil Corporation or such affiliates. The named executive officers on assignment receive the company’s restricted stock units.
•
  The executive resources committee reviews and approves compensation recommendations for each named executive officer prior to implementation.

Annual bonus
•
  Delayed payout – Payout of 50 percent of the annual bonus is delayed. The timing of the delayed payout is determined by earnings performance. This is a unique feature of the company’s program relative to many comparator companies.
•
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
•
  Long holding periods – To further reinforce the importance of risk management and a long-term investment orientation, senior executives are required to hold a substantial portion of their equity incentive award for periods that far exceed the typical holding periods of comparator stock programs. The lengthy holding periods are tailored to the company’s business model.
•
  Risk of forfeiture – During these long holding periods, the restricted stock units are at risk of forfeiture for resignation or detrimental activity. The long vesting periods on restricted stock units and the risk of forfeiture together support an appropriate risk/reward profile that reinforces the long-term orientation expected of senior executives.

Pension
•
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

•
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
Business performance and basis for compensation
The assessment of employee performance is conducted through the company’s performance assessment program. Conducted annually, the process assesses performance against relevant business performance measures and objectives, including the means by which performance is achieved. These business performance measures may include:
•	safety, health and environmental performance;
•	risk management;
•	total shareholder return;
•	net income;
•	return on average capital employed*;
•	cash flow from operations and asset sales*;
•	operating performance of the upstream, downstream and chemical segments; and
•	progress on advancing government relations and long-term strategic interests.
* For a definition of return on average capital employed and cash flow from operations and asset sales, see the “Frequently used terms” section on page 173.
The performance assessment program includes a comparative assessment of employee performance using a standard approach throughout the organization and at all levels. It is integrated with the compensation program, which results in significant pay differentiation between higher and lower performers. The performance assessment program is also integrated with the executive development process. Both have been in place for many years and are the basis for planning individual development and succession for management positions. Decision-making with respect to compensation requires judgment, taking into account business and individual performance and responsibility. Quantitative targets or formulae are not used to assess individual performance or determine the amount of compensation.

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
The executive resources committee regularly reviews the company’s succession plans for key senior executive positions. It considers candidates for these positions from within the company and certain candidates from Exxon Mobil Corporation and its affiliates. This is an in-depth
review of succession plans, which includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key executives. The company has a long-standing practice to regularly review with senior management the progress of women, Indigenous people, persons with disabilities and visible minorities including topics such as recruitment, attrition, training and development. For more information regarding executive officer diversity see page 145.
The chairman, president and chief executive officer also discusses the strengths, progress and development needs of key succession candidates regularly. This provides the board an opportunity to confirm a pipeline of key and diverse talent exists to enable achievement of long-term strategic objectives. The executive resources committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.
Compensation program

The company’s compensation program is designed to reward performance, promote retention, and encourage long-term business decisions.
Career orientation
The company’s objective is to attract, develop and retain over a career the best talent available. It takes a long period of time and significant investment to develop the experienced executive talent necessary to succeed in the company’s business. Senior executives must have experience with all phases of the business cycle to be effective leaders. The company’s compensation program elements are designed to encourage a career orientation among employees at all levels of the company. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company’s leadership in the industry and serves the interests of shareholders in the long term. Company service of the named executive officers ranges from approximately 30 to 36 years and reflects this on-going
career orientation strategy.
The compensation program emphasizes individual experience and performance; executives holding similar positions may receive substantially different levels of compensation. Consistent with the company’s long-term career orientation, high-performing executives typically earn substantially higher levels of compensation in the later years of their careers. This pay practice reinforces the importance of a long-term focus on making decisions that are key to business success.
The company’s executive compensation program is composed of base salaries, as well as short-term cash bonus and medium-term and long-term incentive compensation. The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change of control or termination of employment. The following chart provides an overview of the combined elements of the compensation program for executives, including the ‘pay at risk’ horizon for the executives.

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
2020 Decisions
•
Given that executive salaries are determined prior to the start of each year, the salary increases included in this disclosure reflect market analysis and competitiveness at the time of the decision in 2019.

•	For 2021, the executive resources committee elected to hold base salaries at 2020 levels, reflective of the current market conditions.

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

•	considers the linkage to the majority shareholder’s bonus program given the company’s working interest is included in Exxon Mobil Corporation earnings;
•	considers annual net income of the company; and
•	uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business.
The annual bonus program incorporates unique elements to further reinforce retention and recognize performance. Awards under this program are generally delivered as:

•	The annual bonus includes the combined value of the cash bonus and delayed earnings bonus unit portion, and is intended to be competitive with other major comparator companies.
•
The cash component is intended to be a short-term incentive, while the earnings bonus unit is intended to be a medium-term incentive. Earnings bonus units are generally equal to and granted in tandem with cash bonuses. Individual bonus awards vary depending on each executive’s performance assessment.

•	Earnings bonus units are cash awards that are tied to future cumulative earnings per share. This is a unique feature of the company’s program relative to many comparator companies.
•
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

•
If cumulative earnings per share do not reach the trigger within three years, the payment with respect to the earnings bonus units will be reduced to an amount equal to the number of units multiplied by the actual cumulative earnings per share over the three-year period. The amount of the award, once vested, will never exceed the original grant value. The delayed payout of the earnings bonus units puts part of the annual bonus at risk of forfeiture and thus reinforces the performance basis of the annual bonus grant.

2020 Decisions
•	The 2020 annual bonus program (cash bonus and earnings bonus units) was suspended, reflective of the current business environment and the resulting company earnings.
•	This resulted in no executives receiving an annual bonus in 2020, compared to 65 executives who received an annual bonus in 2019 (program cost $3.2 million).

Restricted stock units

The vesting periods of the company’s long-term incentive program are greater than those in use by comparator companies.
The company’s only long-term incentive compensation plan is a restricted stock unit plan, in place since December 2002. Restricted stock units are granted to select employees of the company, select employees of a designated affiliate and nonemployee directors of the company. The current plan’s vesting periods for employees are as follows:

• for the chairman, president and chief executive officer
• for all other employees
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
The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 170. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to retain employees. The restricted stock unit program awards the same number of shares for individuals with the same level of individual performance and pay grade or level of responsibility. Grants may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if recent performance is deemed to have changed significantly at that time. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price
restricted stock units. Restricted stock units are not included in pension calculations.
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

2020 Decisions
•
After a review of the competitive orientation of the company’s restricted stock unit program, it was determined that current levels of restricted stock units were appropriate and that the program continues to align with the design of the majority shareholder’s program.

•	In 2020, 456 recipients, including 63 executives, were granted 747,040 restricted stock units.
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
The company’s directors and officers as a group hold approximately 11 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.03 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 690,500 common shares, which is about 0.09 percent of the outstanding common shares. In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, in its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.
Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock or restricted stock units, both of which are referred to herein as Exxon Mobil Corporation restricted stock. B.W. Corson holds Exxon Mobil Corporation restricted stock granted in 2018 and previous years, as well as the company’s restricted stock units granted since 2019. D.E. Lyons holds Exxon Mobil Corporation restricted stock granted in 2017 and previous years, as well as the company’s restricted stock units granted since 2018. S.P. Younger holds Exxon Mobil Corporation restricted stock granted in 2019 and previous years, as well as the company’s restricted stock units granted in 2020.
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
•
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

•	Set a vesting price based on the weighted average price of the company’s shares on the vesting date and the four consecutive trading days immediately prior to the vesting date.
•
Set out which amendments in the future will require shareholder approval, and which amendments will only require board of directors approval. The board of directors may amend the plan without shareholder approval for RSUs previously issued or to be issued in the future, unless the amendment is with respect to:

•	increasing the shares served for issuance;
•	increasing the vesting price;
•	extending eligibility to participate in the plan to persons not included in the plan;
•	extending the right of a grantee to transfer or assign RSUs; or
•	adjusting the vesting date for any RSUs previously granted.
In 2011, the restricted stock unit plan was amended to include language confirming the long-standing practice of not forfeiting any restricted stock units in the event that the grantee’s continued employment terminates on or after the date the grantee reaches the age of 65 in circumstances where the grantee becomes entitled to an annuity under the company’s retirement plan.
In 2016, the restricted stock unit plan was amended to update provisions regarding forfeiture of restricted stock units in the event of detrimental activity and to provide a new vesting option in addition to the existing vesting options previously described, such that the second 50 percent of the restricted stock units may vest on the tenth anniversary following the grant date.
In 2020, the restricted stock unit plan was amended to update provisions regarding the vesting periods for the units granted in 2020 and onwards to the chairman, president and chief executive officer, such that 50 percent of restricted stock units vest on the fifth anniversary and remaining 50 percent on the tenth anniversary. For awards granted prior to 2020, the vesting of the tenth anniversary portion of the award is delayed until retirement if later than 10 years.

Forfeiture and claw-back risk

The company’s incentive plans include forfeiture and claw-back provisions that discourage employees from taking inappropriate risks and engaging in detrimental activities.
The annual bonus is subject to forfeiture and claw-back if:
•	An executive retires or employment with the company terminates (for any reason, whether at initiative of employee, the company or otherwise).
•
The company has indicated its intention not to forfeit outstanding awards of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that awards shall not be forfeited.

•	Risk of forfeiture and claw-back continues to exist for detrimental activity.
•
An executive, without the consent of the company, engages in any activity, during employment or after retirement or the termination of employment, which is detrimental to the company, including working for a competitor.

•	In 2016, the plan was amended to extend the forfeiture period for detrimental activity from two years to the life of the award.
•
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

Restricted stock units are subject to forfeiture and claw-back if:
•	A recipient retires or employment with the company terminates (for any reason, whether at initiative of employee, the company or otherwise).
•
The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances, where a recipient retires or terminates employment, the company may determine that restricted stock units shall not be forfeited.

•	Risk of forfeiture and claw-back continues to exist for detrimental activity.
•
A recipient, without the consent of the company, engages in any activity, during employment or after retirement or termination of employment, which is detrimental to the company, including working for a competitor.

•	With respect to executives, at any time prior to vesting of the outstanding awards.
•	With respect to all other employees, for a period of up to three years after retirement or the termination of employment.
•	In 2016, the plan was amended to extend the forfeiture period for detrimental activity from two years to the periods noted.

Retirement benefits
Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except for B.W. Corson, D.E. Lyons and S.P. Younger who participate in Exxon Mobil Corporation or respective affiliates’ pension plans.
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
For executive officers who receive an annual bonus, the company’s supplemental pension arrangements can also provide an annual benefit of either 1.5 percent or 1.6 percent of final average bonus earnings multiplied by years of service depending on the plan which they participate in. Final average bonus earnings include the average annual bonus for the three highest grants of the last five awarded prior to retirement for eligible executives, but do not include restricted stock units. Limiting the final average bonus earnings to the five awards granted prior to retirement provides a strong incentive for executives to continue to perform at a high level. Annual bonus includes the cash amounts that are paid at grant and the maximum settlement value of any earnings bonus units received, as described starting on page 162. The value of the earnings bonus units are expected to pay out, subject to forfeiture provisions, and are therefore included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.
The estimated benefits that would be payable upon retirement to each named executive officer under the company’s pension plan and the supplemental pension arrangements can be found in the pension plan benefits table starting on page 179. The company does not grant additional pension service credit.
T.B. Redburn and B.A. Jolly participate in the historic 1.6 percent provision of the company’s plan that was closed to new participants at the end of 1997. Key features of this historic plan include:
•
An annual benefit equal to 1.6 percent multiplied by final average earnings multiplied by years of service, with a partial offset for applicable government pension benefits. Final average earnings consists of base salary over the highest 36 consecutive months in the 10 years of service prior to retirement.

•	An option to forego a portion of the company’s matching contributions to the savings plan in order to receive an additional 0.4 percent of final average earnings.
B.W. Corson, D.E. Lyons and S.P. Younger are not participants in the company’s pension plan, but are participants in the Exxon Mobil Corporation or respective affiliates’ pension plans:
•
Mr. Corson and Mr. Lyons participate in the Exxon Mobil Corporation defined benefit plan. Under this plan, the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement, and the average annual bonus for the three highest grants of the last five awarded prior to retirement, but do not include restricted stock units.

•
Mr. Younger participates in the Esso Australia Pty Ltd. Defined benefit plan. Under this plan, the pension is payable in Australian dollars and is calculated based on final average base salary over the highest 12 consecutive months in the 10 years of service prior to retirement.

Savings plan benefits
The company maintains a savings plan into which career employees with more than one year of service may contribute between 1 and 30 percent of normal earnings. The company provides contributions which vary depending on the amount of employee contributions and in which defined benefit pension arrangement the employee participates. All named executive officers are eligible to receive a company matching contribution of up to 6 percent, except for B.W. Corson, D.E. Lyons, and S.P. Younger, who participate in their respective affiliates’ savings plan, where applicable.
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
In addition to the assessment of business performance, individual performance and level of responsibility, the executive resources committee relies on market comparisons to a group of major Canadian companies.
Comparator companies
The following criteria are used to select comparator companies:
•	Canadian companies or Canadian affiliates;
•	large operating scope and complexity;
•	capital intensive; and
•	proven sustainability.

Energy	Non-Energy

Canadian Natural Resources Limited	BCE Inc.

Cenovus Energy Inc.	Canadian Pacific Railway Limited

Chevron Canada Ltd.	Canadian Tire Corporation, Limited

China National Offshore Oil Corporation	General Electric Canada

ConocoPhillips Canada	IBM Canada Ltd.

Devon Canada Corporation	Proctor & Gamble Inc.

Enbridge Inc.	Royal Bank of Canada

Husky Energy Inc.

Irving Oil Ltd.

NOVA Chemicals Corporation

Nutrien Ltd.

Ovintiv Inc.

Repsol Oil & Gas Canada Inc.

Shell Canada Limited

Suncor Energy Inc.

TC Energy Corporation

Valero Energy
The company is a national employer drawing from a wide range of disciplines. It is important to understand its competitive orientation relative to a variety of energy and non-energy
employers. Compensation trends across industries, based on survey data, are prepared annually by an independent external consultant with additional analysis and recommendation provided by the company’s internal compensation advisors. Consistent with the executive resources committee’s practice of using well-informed judgment rather than formulae to determine executive compensation, the committee does not target any specific percentile among comparator companies to align compensation. The focus is on a broader and more flexible orientation, generally a range around the median of the comparator energy companies’ compensation. This approach applies to salaries and the annual incentive program that includes annual bonus and restricted stock units.
As a secondary source of data, the executive resources committee also considers a comparison with the majority shareholder when it determines the annual bonus program. For the restricted stock unit program, the executive resources committee may review a summary of comparator company data provided by the same external consultant in order to assist in assessing total value of long-term compensation grants. As a result, grant level guidelines may be adjusted periodically to maintain the program’s competitive orientation. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price
restricted stock units.
This overall approach provides the company with the ability to:
•	better respond to changing business conditions;

•	manage salaries based on a career orientation;
•	minimize potential for automatic increasing of salaries, which could occur with an inflexible and narrow target among benchmarked companies; and
•	differentiate salaries based on performance and experience levels among executives.
Details of the compensation assessment for the named executive officers are outlined on pages 170 and 172.
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
The elements of Exxon Mobil Corporation and respective affiliates’ compensation programs for B.W. Corson, D.E. Lyons and S.P. Younger, including salary, annual bonus and restricted stock units (long-term) compensation considerations, are generally similar to those of the company. The data used for long-term compensation determination for Mr. Corson, Mr. Lyons, and Mr. Younger is as described previously, as they received the company’s restricted stock units in 2020. The executive resources committee reviews and approves recommendations for each named executive officer prior to implementation. Mr. Corson’s compensation determination is described in more detail on page 172.
2020 named executive officer compensation assessment
When determining the annual compensation for the named executive officers, the executive resources committee has reflected on the following business performance result indicators in its determination of 2020 salary and incentive compensation.
Business performance results for consideration
The operating and financial performance results listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the executive resources committee in 2020. The executive resources committee considered the results over multiple years, relative to the company’s proven business model and strategies, to deliver long-term shareholder value.
•	Protected our work force in the face of the pandemic and delivered strong safety performance and effective management of enterprise risk
•	Responded to market conditions resulting from the COVID-19 pandemic and decreases in commodity prices
o	Effective April 1, the company suspended the share buyback program to preserve cash
o
Took decisive action to reduce capital and operating expenditures - committed to reducing capital expenditures by $0.5 billion compared to initial guidance of $1.6 to $1.7 billion, and expense reduction of $0.5 billion compared to the same period of 2019. Significantly exceeded both commitments:

◾	Capital expenditures for the full year of about $0.9 billion, down by nearly half versus initial guidance
◾	Production and manufacturing expenses for the full year are $5.5 billion, approximately $1.0 billion or 15 percent below 2019
o	Adjusted planned asset maintenance scopes and schedules to reduce on-site staffing levels, lower costs and to opportunistically complete maintenance during periods of lower demand
o	Supported the national COVID-19 response, including:
◾	Donating 60 tonnes of isopropyl alcohol to be used in disinfectant products
◾	Providing $2 million in free fuel vouchers to frontline workers
•
$1.9 billion net loss, reflecting the extremely challenging business environment and including non-cash
impairment charge of $1.2 billion related to the company’s decision to not further develop a significant portion of its unconventional portfolio

•	Generated positive cash flow from operating activities of $0.8 billion with substantial expense reductions helping to offset the difficult market conditions
•	Maintained quarterly dividend level of $0.22 per share and increased the annual dividend paid for the 26 th consecutive year while maintaining stable debt levels
•	Over $0.9 billion returned to shareholders through dividends and share purchases

•	Strong operational performance in the upstream
o	398,000 gross oil-equivalent barrels per day of full-year upstream production
o	Successfully completed full startup of Kearl supplemental crushing facilities driving record annual production at Kearl
o	Achieved the highest upstream quarterly production in 30 years in the fourth quarter
•	Adaptability drove positive earnings in the Downstream and Chemical businesses
o	Economically optimized utilization, feedstock and product slates in line with pandemic impacts
o	Leveraged new facilities at Strathcona refinery to produce and sell record volumes of asphalt
o	Used spare capacity to produce record levels of diluent amidst favorable market conditions in the fourth quarter
o	Commenced operations of Strathcona refinery’s co-generation project
•	Continued commitment to industry leadership in technology, innovation and sustainability
o	Invested $140 million in research and development activities
o	Published Imperial’s Corporate Sustainability Report
•	Received Canadian Centre for Diversity and Inclusion’s western Canada “Employer Initiative of the Year” recognizing the company’s approach to Indigenous business development
•	Recognized as one of Canada’s top 100 employers by Mediacorp Canada Inc.
Performance assessment considerations
The preceding results form the context in which the committee assesses the individual performance of each senior executive, taking into account experience and level of responsibility. Annually, the chairman, president and chief executive officer reviews the performance of the senior executives in achieving business results and individual development needs.
The same long-term key business strategies noted on page 157 and the company’s business performance results are key elements in the assessment of the chairman, president and chief executive officer’s performance by the executive resources committee.
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

2020 chief executive officer compensation assessment
B.W. Corson was appointed to the board and as president of the company on September 17, 2019 and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson worked for Exxon Mobil Corporation and its predecessor companies since 1983. His level of salary in 2020 was determined by the executive resources committee based on his individual performance and to align with that of his peers in ExxonMobil. It was also the objective of the executive resources committee to ensure appropriate internal alignment with senior management in the company. For 2021, the executive resources committee elected to hold Mr. Corson’s base salary at the 2020 level reflective of the current market conditions.
Consistent with all other executives, Mr. Corson’s 2020 annual bonus was suspended to reflect the current business environment and resulting company earnings. His long-term incentive award was granted in the form of company restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies conducting business in Canada. 50 percent of the restricted stock units awarded vest in five years and the other 50 percent vest on ten years from the date of grant. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Corson’s shareholding net worth to the performance of the company. As such, the payout value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on how the company actually performs at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity even after retirement.
The executive resources committee has determined that the total compensation of Mr. Corson was appropriate based on the company’s financial and operating performance, and its assessment of his effectiveness in leading the organization relative to the business performance measures outlined on page 159. Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets.
Pay awarded to other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2020 incentive awards and salary adjustments align with:
•	performance of the company;
•	individual performance;
•	long-term strategic plan of the business; and
•	annual compensation of comparator companies.
Taking all factors into consideration, the executive resources committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The executive resources committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 174.
Independent consultant
In fulfilling its responsibilities during 2020, the executive resources committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

Performance graph
The following graph shows changes over the past 10 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 23 oil and gas companies including integrated oil companies, oil and gas producers and oil and gas service companies.
The
year-end
values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end
investment values shown beneath the graph.
During the past 10 years, the company’s cumulative total shareholder return was negative 30 percent, for an average annual return of negative 3 percent. Over the past five years, the cumulative total shareholder return was negative 40 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus grant (cash and earnings bonus unit awards), and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.

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
The following table shows the compensation for the chairman and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as of the end of 2020. B.W. Corson was appointed to the board and as president of the company on September 17, 2019 and assumed the additional roles of chairman and chief executive officer on January 1, 2020. T.B. Redburn retired from the company on January 1, 2021 after 35 years of service.
The information in the Summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation. Amounts in the table pertain to the named executive officers’ respective periods of assignment with the company.

Name and principal position at the end of 2020	Year	Salary ($) (d)	Share- based awards ($) (e)	Option- based awards ($) (f)	Non-equity incentive plan compensation ($)		Pension value ($) (i)	All other compensation ($) (j)	Total compensation ($) (k)
					Annual incentive plans (g)	Long-term incentive plans (h)

B.W. Corson (b) Chairman, president and chief executive officer (since September 17, 2019)	2020	996,734	1,897,132	-	-	0	(340,046)	1,945,980	4,499,800

	2019 (a)	187,070	2,532,116	-	376,176	317,791	(63,715)	151,909	3,501,347

D.E. Lyons (b) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2020	689,307	553,128	-	-	0	(207,474)	1,516,702	2,551,663

	2019	665,551	621,696	-	135,344	135,341	(150,729)	545,109	1,952,312

	2018 (a)	419,807	737,088	-	165,202	94,588	(102,873)	573,059	1,886,871

T.B. Redburn Senior vice-president, commercial and corporate development	2020	531,600	533,720	-	-	0	(36,600)	127,184	1,155,904

	2019	501,600	712,360	-	101,800	156,548	(181,500)	82,308	1,373,116

	2018	471,600	844,580	-	123,700	82,411	442,200	66,967	2,031,458

S.P. Younger (b) Senior vice-president, upstream (since July 1, 2019)	2020	527,126	393,012	-	-	0	(299,441)	555,097	1,175,794

	2019 (a)	249,870	674,962	-	79,747	81,927	64,157	385,445	1,536,108

B.A. Jolly Assistant Controller (since April 1, 2018)	2020	444,500	393,012	-	-	0	23,300	76,767	937,579

	2019	413,333	427,416	-	63,300	75,954	(118,700)	70,093	931,396

	2018 (c)	296,250	506,748	-	77,200	46,270	733,400	43,880	1,703,748

Footnotes to the Summary compensation table for named executive officers

(a)
The compensation for B.W. Corson, D.E. Lyons, and S.P. Younger for the first year of their assignment has been prorated based on the start of their assignment. Mr. Corson was appointed as president of the company effective September 17, 2019. Mr. Corson’s expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., formally started November 1, 2019 reflecting a transition period from his previous role. The company incurred costs related to Mr. Corson’s compensation from November 1, 2019 onwards, and a portion of his compensation between his appointment on September 17 and formal assignment on November 1, for service he provided to the company during this period. Mr. Lyons has been on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S., since May 1, 2018. Mr. Younger has been on expatriate assignment from Esso Australia Pty Ltd., an affiliate in Australia, since July 1, 2019.

(b)
The compensation for B.W. Corson, D.E. Lyons, and S.P. Younger is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates’ employee benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(c)
B.A. Jolly is an employee of the company who was on expatriate assignment with Exxon Mobil Corporation and returned to the company on April 1, 2018. Mr. Jolly’s compensation has been prorated in 2018 based on his date of return to the company.

(d)
The amounts listed in the “Salary” column for each named executive officer on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger) are paid in their local currency, but disclosed in Canadian dollars. Mr. Corson’s and Mr. Lyons’ salaries are paid in U.S. dollars and were converted to Canadian dollars at the average 2020 exchange rate of 1.3415. In 2019 and 2018 the average exchange rate was 1.3269 and 1.2957 respectively. Mr. Younger’s salary is paid in Australian dollars and was converted to Canadian dollars at the average 2020 exchange rate 0.9247. In 2019 the average exchange rate was 0.9228.

(e)
The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2020 was $24.26, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2019 was $32.38 and in 2018 was $38.39, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.

(f)	The company has not granted stock options since 2002. The stock option plan expired in 2012.
(g)
The amounts listed in the “Annual incentive plans” column for each named executive officer represent their cash bonus in the current year. In 2020, the company suspended the annual cash bonus program, and therefore no cash payment was made. B.W. Corson, D.E. Lyons, and S.P. Younger participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. In 2020, Exxon Mobil Corporation’s annual bonus program was also suspended. For amounts paid in 2019 and 2018 in U.S. dollars, they were converted to Canadian dollars at the average exchange rate of 1.3269 and 1.2957 respectively.

(h)
The amounts listed in the “Long-term incentive plans” column represent earnings bonus units related to prior year grants that paid out in 2020. In 2020, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made. Also in 2020, the company suspended the annual bonus program, and therefore no earnings bonus units were granted. The earnings bonus unit program is described starting on page 162. B.W. Corson, D.E. Lyons and S.P. Younger participate in Exxon Mobil Corporation’s earnings bonus unit program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. Under the Exxon Mobil Corporation’s plan the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made. For amounts paid in 2019 and 2018 in U.S. dollars, they were converted to Canadian dollars at the average exchange rate of 1.3269 and 1.2957 respectively.

(i)	“Pension value” is the “Compensatory change” in pensions as of December 31, 2020 as set out in the “Pension plan benefits” table on page 179.
(j)
The amounts listed in the “All other compensation” column include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs, parking and the cost of perquisites including financial planning and business club memberships, as well as security costs and costs associated with participation in Exxon Mobil Corporation’s executive life insurance benefit plan, as applicable. For B.W. Corson and D.E. Lyons, Exxon Mobil Corporation suspended its company contributions to saving plans effective October 1, 2020.

•	For each named executive officer, the aggregate value of perquisites received in 2020 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.
•
It is noted that in 2020, the actual dividend equivalent payments on the company restricted stock units were $51,612 for B.W. Corson, $29,568 for D.E. Lyons, $84,722 for T.B. Redburn and $48,510 B.A. Jolly. The dividend equivalent payments on Exxon Mobil Corporation restricted stock granted in previous years were $673,186 for Mr.
 Corson, $139,352 for Mr.
 Lyons and $144,721 for Mr.
 Younger; these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2020 exchange rate of 1.3415.

•
For the named executive officers on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(k)
“Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”,
“Non-equity
incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2020.

	Option-based awards				Share-based awards

Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)

B.W. Corson (a)	-	-	-	-	156,400	3,778,624	-

D.E. Lyons (b)	-	-	-	-	61,200	1,478,592	-

T.B. Redburn	-	-	-	-	101,500	2,452,240	-

S.P. Younger (c)	-	-	-	-	16,200	391,392	-

B.A. Jolly	-	-	-	-	63,150	1,525,704	-

(a)
B.W. Corson was granted restricted stock units in 2019 and 2020 under the company’s plan. With respect to previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Corson held 116,100 Exxon Mobil Corporation restricted stock whose value on December 31, 2020 was $6,093,079 based on a closing price for Exxon Mobil Corporation shares on December 31, 2020 of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada.

(b)
D.E. Lyons was granted restricted stock units from 2018 to 2020 under the company’s plan. With respect to previous years, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons held 19,550 Exxon Mobil Corporation restricted stock whose value on December 31, 2020 was $1,026,009 based on a closing price for Exxon Mobil Corporation shares on December 31, 2020 of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada.

(c)
S.P. Younger was granted restricted stock units in 2020 under the company’s plan. With respect to previous years, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Younger held 25,800 Exxon Mobil Corporation restricted stock whose value on December 31, 2020 was $1,354,018 based on a closing price for Exxon Mobil Corporation shares on December 31, 2020 of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada.

(d)
Represents the total of the outstanding restricted stock units received from the company plan in 2014 through 2020. The value is based on the closing price of the company’s shares on December 31, 2020 of $24.16.

Incentive plan awards for named executive officers – Value vested or earned during the year
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)

B.W. Corson (a)	-	-	-

D.E. Lyons (b)	-	-	-

T.B. Redburn	-	428,839	0

S.P. Younger (c)	-	-	-

B.A. Jolly	-	220,199	0

(a)
Although B.W. Corson received restricted stock units under the company’s plan in 2019 and 2020, these restricted stock units have not vested. In previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2020, restrictions were removed on 28,100 Exxon Mobil Corporation restricted stock having a value as at December 31, 2020 of $1,474,725 based on the closing price of Exxon Mobil Corporation common shares of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada. In 2020, Exxon Mobil Corporation suspended its annual bonus program, and therefore Mr. Corson did not receive an annual cash payment. Mr. Corson participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. In 2020, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, and therefore no payments were made.

(b)
Although D.E. Lyons received restricted stock units under the company’s plan from 2018 to 2020, these restricted stock units have not vested. In previous years, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2020, restrictions were removed on 10,300 Exxon Mobil Corporation restricted stock having a value as at December 31, 2020 of $540,557 based on the closing price of Exxon Mobil Corporation common shares of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada. In 2020, Exxon Mobil Corporation suspended its annual bonus program, and therefore Mr. Lyons did not receive an annual cash payment. Mr. Lyons participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. In 2020, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, and therefore no payments were made.

(c)
Although S.P. Younger received restricted stock units under the company’s plan in 2020, these restricted stock units have not vested. In previous years, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2020, restrictions were removed on 5,200 Exxon Mobil Corporation restricted stock having a value as at December 31, 2020 of $ 272,903 based on the closing price of Exxon Mobil Corporation common shares of $41.22 U.S., which was converted to Canadian dollars at the December 31, 2020 close rate of 1.2732 provided by the Bank of Canada. In 2020, Exxon Mobil Corporation suspended its annual bonus program, and therefore Mr. Younger did not receive an annual cash payment. Mr. Younger participates in Exxon Mobil Corporation’s earnings bonus unit plan, which is similar to the company’s earnings bonus unit plan. In 2020, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, and therefore no payments were made.

(d)
These values show restricted stock units granted by the company that vested in 2020. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For T.B. Redburn and B.A. Jolly the values represent restricted stock units granted in 2013 and 2017, which vested in 2020.

(e)
This column represents amounts paid by the company with respect to the annual cash bonus and earnings bonus units granted in prior years that paid out in the current year. In 2020, the company suspended its annual bonus program, and therefore no annual cash payment was made. In 2020, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, and therefore no earnings bonus unit payments were made.

Equity compensation plan information
The following table provides information on the common shares of the company that may be issued as of the end of 2020 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)

Equity compensation plans approved by security holders (a)	-	-	-

Equity compensation plans not approved by security holders (b)	2,217,145	-	8,257,617

Total	2,217,145		8,257,617

(a)	The company’s stock option plan expired in 2012.
(b)	This is a restricted stock unit plan, which is described starting on page 163.
(c)
The Number of securities to be issued represents the total number of restricted stock units issued since 2011 and still outstanding (4,463,320) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,246,175). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (6,011,442) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,246,175).

Restricted stock units as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2020.

	Maximum number of restricted stock units issuable under the plan (#) (b)	Total number of restricted stock units awarded and outstanding (#)	Total number of restricted stock units available for grant (#)

Number	10,474,762	4,463,320	6,011,442

Percent of outstanding common shares (a)	1.43%	0.61%	0.82%

(a)	As of December 31, 2020, the number of common shares outstanding was 734,076,755.
(b)
The Maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2019 (10,481,737) minus the common shares issued in 2020 pursuant to the vesting of restricted stock units under the plan (6,975 common shares).

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

	Number of restricted stock units granted under the plan (#) (a)	Weighted average number of securities outstanding (#) (b)	Annual burn rate (%) (c)

2020	747,040	735,285,422	0.10%

2019	854,800	762,680,114	0.11%

2018	739,870	807,517,306	0.09%

(a)	The Number of restricted stock units granted under the plan in the applicable fiscal year.
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
Status of prior long-term incentive compensation plans
The company’s only long-term incentive compensation plan is the restricted stock unit plan described starting on page 163. There are no units outstanding for any historical plan.
Pension plan benefits
The following table provides information for each named executive officer of the company participating in a defined benefit pension plan. Information for named executive officers on assignment from affiliates of the company who participate in a plan provided by such affiliates is disclosed in the footnotes.

Name	Number of years credited service (as of December 31, 2020) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)

B.W. Corson	-	-	-	-	-	-	-

D.E. Lyons	-	-	-	-	-	-	-

T.B. Redburn	35.6	116,500	110,000	7,978,400	(36,600)	2,347,400	10,289,200

S.P. Younger (g)	-	-	-	-	-	-	-

B.A. Jolly	29.5	249,100	350,800	4,890,300	23,300	633,300	5,546,900

(a)
B.W. Corson and D.E. Lyons participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified
and
non-qualified
plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2020 exchange rate of 1.3415. Under this plan, Mr. Corson had 37.5 years of credited service and Mr. Lyons had 30.5 years of credited service. S.P. Younger participates in the Esso Australia Pty Ltd. defined benefit and defined contribution pension plans. Benefits under these plans are payable in Australian dollars and have been converted to Canadian dollars at the average 2020 exchange rate of 0.9247. Under these plans, Mr. Younger had 23.8 years of credited service.

(b)
For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum
equivalent upon retirement. For T.B. Redburn this value does not include the supplemental pension arrangement amount, which she elected to receive as a lump-sum
upon retirement on January 1, 2021. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified
and the annual amount calculated under the
non-qualified
plans. For B.W. Corson this value was $990,511. For D.E. Lyons this value was $457,161.
Non-qualified
plan benefits are payable only as a
lump-sum
equivalent upon retirement. For members of the Esso Australia Pty Ltd. defined benefit plan, benefits are payable as lump-sum
equivalent or annual lifetime pension upon retirement for participants age 55 and older. For S.P. Younger, this is not applicable as his age is under 55 years, and therefore he is not currently entitled to pension if leaving service.

(c)
For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2020. Benefits under the supplemental pension arrangement can be paid as a lump-sum
equivalent upon retirement. For T.B. Redburn this value does not include the supplemental pension arrangement amount, which she elected to receive as a lump-sum
upon retirement on January 1, 2021. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the annual lifetime pension from the tax-qualified
and the annual amount calculated under the
non-qualified
plans that would be earned to age 65 assuming final average earnings as at December 31, 2020. For B.W. Corson this value was $1,147,260. For D.E. Lyons this value was $560,639.
Non-qualified
plan benefits are payable only as a
lump-sum
equivalent upon retirement. For members of the Esso Australia Pty. Ltd. defined benefit plan, benefits are payable as an annual lifetime pension or a lump-sum
equivalent upon retirement or a combination of both, as elected by the participant upon leaving service. For S.P. Younger the lump-sum
value that would be earned to age 65 assuming final average earnings as of December 31, 2020 was $347,706.

(d)
For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. Generally Accepted Accounting Principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated
on service to the date of valuation. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plan respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For B.W. Corson, the opening value was $13,197,216 and the closing value was $13,704,884. For D.E. Lyons the opening value was $6,170,553 the closing value was $6,412,007. For S.P. Younger, the opening value was $3,184,827 and the closing value was $3,171,837.

(e)
The value for “Compensatory change” includes service cost for 2020 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2020 and the actual salary and bonus received in 2020. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plans, these values are calculated using the individual’s additional pensionable service in 2020 and earnings as described previously. For B.W. Corson this value was ($340,046). For D.E. Lyons this value was ($207,474). For S.P. Younger this value was ($299,621).

(f)
The value for
“Non-compensatory
change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company’s pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2020 decreased to 2.5 percent, from 3.1 percent at the end of 2019, which had a positive impact on the non-compensatory
change element. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd., the value for
“Non-compensatory
change” includes the impact of experience not related to earnings or service. For the Exxon Mobil Corporation’s plan this includes the effect of interest based on a discount rate of 2.8 percent at the end of 2020, down from 3.5 percent at the end of 2019. For the Esso Australia Pty Ltd. Plan, this includes the effect of interest based on a discount rate of 2.1 percent at the end of 2020, down from 2.9 percent at the end of 2019. For B.W. Corson this value was $847,714. For D.E. Lyons this value was $448,928. For S.P. Younger this value was $286,631.

(g)
S.P. Younger participates in the Esso Australia Pty Ltd. defined contribution plan. Contribution limits under this plan have been reached. The “Accumulated value at start of year” was $40,046, the “Compensatory value” was $180 reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end”
was $40,226.

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

(o)
by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, public policy and corporate responsibility and community collaboration and engagement committees of the board with specific duties defined and the corporation provide each board committee with sufficient funds to discharge its responsibilities in accordance with its charter;

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

Organization/legal
●	fixing of the number of directors
●	director appointments to fill interim vacancies
●	director slate for election by the shareholders
●	officer appointments
●	board governance processes
●	by-laws and administrative resolutions
●	changes in fundamental structure of the corporation
●	shareholder meeting notice and materials
●	non-employee director compensation
●	policies adopted by the board
●	investigations and litigation of a material nature

Financial
●	equity or debt financing
●	dividend declarations
●	financial statements and the related management discussion and analysis, annual and quarterly
●	status of the corporation’s retirement plan and employee savings plan

Strategic/investment/operating	plans/performance
●	near-term and long-range outlooks
●	capital, lease, loan and contributions budgets annually
●	budget additions over $250 million individually
●	quarterly updates of actual and projected capital expenditures
●	capital expenditures or dispositions in excess of $250 million individually
●	entering into any venture that is outside of the corporation’s existing businesses
●	financial and operating results quarterly
●	Canadian and world economic outlooks
●	regional socio-economic reviews
●	corporate reputation reviews
●	risk management reviews
●	environment and sustainability reviews
●	personnel and process safety systems and performance reviews
●	information technology, systems and cybersecurity

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

(c)
It is expected that each director will make every effort to attend each board meeting and each meeting of any committee on which he or she serves. Attendance in person is preferred but attendance by teleconference is permitted if necessary.

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
non-employee
directors. The following key criteria are considered to be relevant to the work of the board of directors and its committees:
Work Experience

●	Experience in leadership of businesses or other large organizations (Leadership of large organizations)
●	Operations/technical experience (Operations / technical)
●	Project management experience (Project management)
●	Experience in working in a global work environment (Global experience)
●	Experience in development of business strategy (Strategy development)
●	Experience with environmental, health, community relations and/or safety policy, practices and management (Environment and sustainability)
Other Expertise

●	Audit committee financial expert
●	Expertise in financial matters (Financial expertise)
●	Expertise in managing relations with government (Government relations)
●	Experience in academia or in research (Academic / research)
●	Expertise in information technology and cybersecurity oversight (Information technology / Cybersecurity oversight)
●	Expertise in executive compensation policies and practices (Executive compensation)
●	Expertise in oversight of risk management policies and practices (Risk management)
In addition, the nominations and corporate governance committee may consider the following additional factors:
●	possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
●	individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
●	providing diversity in age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).

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
Canada Business Corporations Act
;

•	has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;

•	has made a change in citizenship or residency that adversely affects the corporation’s status as a foreign private issuer under U.S. securities legislation;

•	develops a conflict of interest, such as
¡
assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

¡
assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

¡	assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

¡
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

Public Policy and Corporate Responsibility Committee Charter
1. Purpose of the Committee
The primary purpose of the public policy and corporate responsibility committee (the ‘committee’) is to review and provide advice, as the committee deems appropriate, regarding the corporation’s policies, programs and practices on public issues of significance including their effects on safety, security, health and the environment. This includes environmental, health, personnel and process safety, security and sustainability risks and performance, including the risks associated with climate change. It also includes compliance with legislation and the assessment of long term impacts of public policy, climate change and sustainable business practices on corporate performance.

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
The committee shall:

(a)
review and monitor the effectiveness of the corporation’s policies, programs and practices on environment, health, safety, security and sustainability, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and make such recommendations to the board with respect thereto as it may deem advisable.

(b)
monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health, safety, security and sustainability practices and matters, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and advise the directors on the results and adequacy thereof.

(c)
monitor trends and review current and emerging public policy issues relating to matters of significance to the corporation, including environment, health, safety, security and sustainability issues and the impact, risks and disclosure associated with climate change and greenhouse gas emissions, as they may impact the corporation’s operations.

(d)
review the impact of proposed legislation relating to matters of significance to the corporation, including the impact of the environment, health, safety and security on the operations of the corporation and to advise the directors and management as to the appropriate response of the corporation thereto.

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

Community Collaboration and Engagement Committee Charter
1. Purpose of the Committee
The primary purpose of the community collaboration and engagement committee (the ‘committee’) is to review and provide advice on the corporation’s guidelines, procedures and performance supporting public awareness and consultation efforts, government, community and Indigenous relations, and community partnership and investment programs.
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