Form 10-Q
period 2021-03-31
IMPERIAL OIL LTD
filed 2021-05-05
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of March 31, 2021 was 734,076,755.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2020. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I.  FINANCIAL INFORMATION

Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2021	2020
Revenues and other income
Revenues (a)	6,992	6,664
Investment and other income (note 3)	6	26
Total revenues and other income	6,998	6,690

Expenses
Exploration	2	1
Purchases of crude oil and products (b) (note 11)	3,887	4,226
Production and manufacturing (c)	1,485	1,579
Selling and general (c)	189	166
Federal excise tax and fuel charge	404	451
Depreciation and depletion (note 11)	494	473
Non-service pension and postretirement benefit	11	30
Financing (d) (note 5)	14	19
Total expenses	6,486	6,945

Income (loss) before income taxes	512	(255)

Income taxes	120	(67)

Net income (loss)	392	(188)

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 9)	0.53	(0.25)
Net income (loss) per common share - diluted (note 9)	0.53	(0.25)
(a) Amounts from related parties included in revenues.	1,508	1,736

(b) Amounts to related parties included in purchases of crude oil and products.	515	739

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	116	183

(d) Amounts to related parties included in financing, (note 5).	11	24
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2021	2020
Net income (loss)	392	(188)

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	54	(114)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	33	34
Total other comprehensive income (loss)	87	(80)

Comprehensive income (loss)	479	(268)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2021	2020
Assets
Current assets
Cash	1,467	771
Accounts receivable - net (a)	2,388	1,919
Inventories of crude oil and products	1,256	1,161
Materials, supplies and prepaid expenses	737	673
Total current assets	5,848	4,524
Investments and long-term receivables (b)	765	781
Property, plant and equipment,	55,911	55,771
less accumulated depreciation and depletion	(24,211)	(23,737)
Property, plant and equipment, net	31,700	32,034
Goodwill (note 11)	166	166
Other assets, including intangibles - net	528	526
Total assets	39,007	38,031

Liabilities
Current liabilities
Notes and loans payable (c)	191	227
Accounts payable and accrued liabilities (a) (note 7)	3,721	3,153
Income taxes payable	21	-
Total current liabilities	3,933	3,380
Long-term debt (d) (note 6)	4,953	4,957
Other long-term obligations (note 7)	4,094	4,100
Deferred income tax liabilities	4,291	4,176
Total liabilities	17,271	16,613

Shareholders’ equity
Common shares at stated value (e) (note 9)	1,357	1,357
Earnings reinvested	22,281	22,050
Accumulated other comprehensive income (loss) (note 10)	(1,902)	(1,989)
Total shareholders’ equity	21,736	21,418

Total liabilities and shareholders’ equity	39,007	38,031
(a)	Accounts receivable - net included net amounts receivable from related parties of $ 361 million (2020 - $ 384 million).
(b)	Investments and long-term receivables included amounts from related parties of $ 300 million (2020 - $ 313 million).
(c)	Notes and loans payable included amounts to related parties of $ 75 million (2020 - $ 111 million).
(d)	Long-term debt included amounts to related parties of $ 4,447 million (2020 - $ 4,447 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 734 million, respectively (2020 - 1,100 million and 734 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2021	2020
Common shares at stated value (note 9)
At beginning of period	1,357	1,375
Share purchases at stated value	-	(18)
At end of period	1,357	1,357

Earnings reinvested
At beginning of period	22,050	24,812
Net income (loss) for the period	392	(188)
Share purchases in excess of stated value	-	(256)
Dividends declared	(161)	(162)
Cumulative effect of accounting change	-	(2)
At end of period	22,281	24,204

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,989)	(1,911)
Other comprehensive income (loss)	87	(80)
At end of period	(1,902)	(1,991)

Shareholders’ equity at end of period	21,736	23,570
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolida
t
ed statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Three Months to March 31
millions of Canadian dollars	2021	2020
Operating activities
Net income (loss)	392	(188)
Adjustments for non-cash items:
Depreciation and depletion	494	453
Impairment of intangible assets (note 11)	-	20
(Gain) loss on asset sales (note 3)	(3)	(7)
Inventory write-down to current market value (note 11)	-	281
Deferred income taxes and other	60	43
Changes in operating assets and liabilities:
Accounts receivable	(469)	1,143
Inventories, materials, supplies and prepaid expenses	(159)	(199)
Income taxes payable	21	(104)
Accounts payable and accrued liabilities	584	(1,028)
All other items - net (b)	125	9
Cash flows from (used in) operating activities	1,045	423

Investing activities
Additions to property, plant and equipment	(167)	(310)
Proceeds from asset sales (note 3)	7	9
Loans to equity companies - net	13	(7)
Cash flows from (used in) investing activities	(147)	(308)

Financing activities
Short-term debt - net	(36)	-
Reduction in finance lease obligations (note 6)	(4)	(7)
Dividends paid	(162)	(164)
Common shares purchased (note 9)	-	(274)
Cash flows from (used in) financing activities	(202)	(445)

Increase (decrease) in cash	696	(330)
Cash at beginning of period	771	1,718
Cash at end of period (a)	1,467	1,388
(a)  Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

(b) Included contributions to registered pension plans.	(28)	(59)

Income taxes (paid) refunded.	1	(153)
Interest (paid), net of capitalization.	(13)	(19)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)
1.  Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2020 annual report on Form
10-K.
In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2021, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.  Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	2,142	1,652	4,527	4,796	323	216
Intersegment sales	1,351	722	773	568	53	44
Investment and other income (note 3)	-	-	5	15	-	-
	3,493	2,374	5,305	5,379	376	260
Expenses
Exploration	2	1	-	-	-	-
Purchases of crude oil and products (note 11)	1,834	1,650	4,020	3,769	209	140
Production and manufacturing	1,109	1,108	326	408	50	63
Selling and general	-	-	133	181	25	25
Federal excise tax and fuel charge	-	-	404	451	-	-
Depreciation and depletion (note 11)	445	417	39	46	4	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	1	-	-	-	-	-
Total expenses	3,391	3,176	4,922	4,855	288	232
Income (loss) before income taxes	102	(802)	383	524	88	28
Income tax expense (benefit)	23	(194)	91	122	21	7
Net income (loss)	79	(608)	292	402	67	21
Cash flows from (used in) operating activities	531	464	462	22	62	(3)
Capital and exploration expenditures (b)	85	231	68	76	2	9
Total assets as at March 31 (note 11)	31,754	33,367	4,909	4,580	462	438

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	-	-	-	-	6,992	6,664
Intersegment sales	-	-	(2,177)	(1,334)	-	-
Investment and other income (note 3)	1	11	-	-	6	26
	1	11	(2,177)	(1,334)	6,998	6,690
Expenses
Exploration	-	-	-	-	2	1
Purchases of crude oil and products (note 11)	-	-	(2,176)	(1,333)	3,887	4,226
Production and manufacturing	-	-	-	-	1,485	1,579
Selling and general	32	(39)	(1)	(1)	189	166
Federal excise tax and fuel charge	-	-	-	-	404	451
Depreciation and depletion (note 11)	6	6	-	-	494	473
Non-service pension and postretirement benefit	11	30	-	-	11	30
Financing (note 5)	13	19	-	-	14	19
Total expenses	62	16	(2,177)	(1,334)	6,486	6,945
Income (loss) before income taxes	(61)	(5)	-	-	512	(255)
Income tax expense (benefit)	(15)	(2)	-	-	120	(67)
Net income (loss)	(46)	(3)	-	-	392	(188)
Cash flows from (used in) operating activities	(10)	(43)	-	(17)	1,045	423
Capital and exploration expenditures (b)	8	15	-	-	163	331
Total assets as at March 31 (note 11)	2,346	2,242	(464)	(214)	39,007	40,413

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $
1,569
 million (2020 - $
1,373
million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

3.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2021	2020
Proceeds from asset sales	7	9
Book value of asset sales	4	2
Gain (loss) on asset sales, before tax	3	7
Gain (loss) on asset sales, after tax	2	6
4.  Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2021	2020
Pension benefits:
Current service cost	81	76
Interest cost	68	77
Expected return on plan assets	(107)	(98)
Amortization of prior service cost	4	4
Amortization of actuarial loss (gain)	36	38
Net periodic benefit cost	82	97

Other postretirement benefits:
Current service cost	7	6
Interest cost	6	6
Amortization of actuarial loss (gain)	4	3
Net periodic benefit cost	17	15
5.  Financing costs

	Three Months to March 31
millions of Canadian dollars	2021	2020
Debt-related interest	21	34
Capitalized interest	(8)	(15)
Net interest expense	13	19
Other interest	1	-
Total financing	14	19
6.  Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2021	2020
Long-term debt	4,447	4,447
Finance leases	506	510
Total long-term debt	4,953	4,957

IMPERIAL OIL LIMITED

7.  Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2021	2020
Employee retirement benefits (a)	2,036	2,105
Asset retirement obligations and other environmental liabilities (b)	1,680	1,676
Share-based incentive compensation liabilities	68	45
Operating lease liability (c)	92	95
Other obligations	218	179
Total other long-term obligations	4,094	4,100
(a)	Total recorded employee retirement benefits obligations also included $ 58 million in current liabilities (2020 - $ 58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $ 100 million in current liabilities (2020 - $ 100 million).
(c)
Total operating lease liability also included $
82
 million in current liabilities (2020 - $
97
million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $
30
 million (2020 - $
27
million).

IMPERIAL OIL LIMITED

8.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2021 and December 31, 2020, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

(thousands of barrels)	As at March 31 2021	As at Dec 31 2020
Crude	220	(800)
Products	(560)	(390)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Three Months to March 31
millions of Canadian dollars	2021	2020
Revenues	-	1
Purchases of crude oil and products	(14)	34
Total	(14)	35

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

millions of Canadian dollars At March 31, 2021
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	7	-	-	7	(2)	(5)	-

Liabilities
Derivative liabilities (b)	2	-	-	2	(2)	-	-
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
At March 31, 2021 and December 31, 2020, respectively, the company had $14 million and $5 million of collateral under a master netting arrangement not offset against the derivatives

on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED

9.    Common shares

thousands of shares	As of Mar 31 2021	As of Dec 31 2020
Authorized	1,100,000	1,100,000
Common shares outstanding	734,077	734,077
The
12-month
limited normal course issuer bid program that was in place throughout the first quarter of 2021 came into effect on June 29, 2020 and was established primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan. The program enabled the company to purchase up to a maximum of 50,000 common shares, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
On April 30, 2021, the company announced an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of
29,363,070
common shares (
4
percent of the total shares on June 15, 2020) during the period June 29, 2020 to June 28, 2021, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	7	-
Purchases at stated value	(9,832)	(18)
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	-	-
Purchases at stated value	-	-
Balance as at March 31, 2021	734,077	1,357
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2021	2020
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	392	(188)
Weighted average number of common shares outstanding (millions of shares)	734.1	738.9
Net income (loss) per common share (dollars)	0.53	(0.25)

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	392	(188)
Weighted average number of common shares outstanding (millions of shares)	734.1	738.9
Effect of employee share-based awards (millions of shares) (a)	1.6	-
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	735.7	738.9
Net income (loss) per common share (dollars)	0.53	(0.25)

Dividends per common share - declared (dollars)	0.22	0.22
(a)
For three months to March 31, 2020, the Net income (loss) per common share – diluted
e
xcludes the effect of
2.0
 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

IMPERIAL OIL LIMITED

10.    Other comprehensive income (loss) in
f
ormation
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2021	2020
Balance at January 1	(1,989)	(1,911)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	54	(114)
Amounts reclassified from accumulated other comprehensive income	33	34
Balance at March 31	(1,902)	(1,991)
Amounts reclassified out of accumulated other comprehensive income (loss) - before tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2021	2020
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(44)	(45)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).
Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2021	2020
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	17	(37)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	11
Total	28	(26)
11.  Miscellaneous financial information
At March 31, 2021, due to the termination of transportation services agreements related to a third-party pipeline project, the company recognized a liability of $62 million, previously reported as a contingent liability in Note 10 of Imperial’s Form
10-K.
In connection with the same project, commitments under “Other long-term purchase agreements” as reported in Imperial’s Form
10-K
decreased by approximately $2.9 billion. The majority of these commitments related to years 2026 and beyond.
In the first quarter of 2020, a
non-cash
charge of $281 million after tax (Upstream - $229 million; Downstream - $52 million) was recorded associated with the carrying value of crude oil inventory exceeding the current market value.
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
Operating results
First quarter 2021 vs. first quarter 2020
In early 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the
COVID-19
pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing
countries which led to increases in inventory levels and sharp declines in prices for crude oil, natural gas, and petroleum products.
While demand has rebounded considerably, the lingering effects of the weak 2020 business environment has continued to have a negative impact on financial results in 2021 when compared to periods prior to the pandemic. Signs of improvement are emerging including higher crude and gas prices through the quarter and stronger Downstream and Chemical margins.
The company recorded net income of $392 million or $0.53 per share on a diluted basis in the first quarter of 2021, compared to a net loss of $188 million or $0.25 per share in the same period of 2020. First quarter 2020 results included non-cash
charges of $281 million relating to the revaluation of the company’s inventory.
Upstream recorded net income of $79 million in the first quarter of 2021, compared to a net loss of $608 million in the same period of 2020. Improved results reflect higher realizations of about $700 million and the absence of the prior year non-cash
charge of $229 million, related to the revaluation of the company’s inventory. These items were partially offset by higher royalties of about $100 million, unfavourable foreign exchange effects of about $70 million, and higher operating expenses of about $60 million.
West Texas Intermediate (WTI) averaged US$58.14 per barrel in the first quarter of 2021, up from US$45.78 per barrel in the same quarter of 2020. Western Canada Select (WCS) averaged US$45.64 per barrel and US$25.60 per barrel for the same periods. The WTI / WCS differential averaged approximately US$13 per barrel for the first quarter of 2021, compared to around US$20 in the same period of 2020.
The Canadian dollar averaged US$0.79 in the first quarter of 2021, an increase of US$0.05 from the first quarter of 2020.
Imperial’s average Canadian dollar realizations for bitumen increased in the quarter, primarily due to an increase in WCS. Bitumen realizations averaged $47.19 per barrel in the first quarter of 2021, up from $18.08 per barrel in the first quarter of 2020. The company’s average Canadian dollar realizations for synthetic crude increased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $67.41 per barrel in the first quarter of 2021, up from $58.94 per barrel in the same period of 2020.
Total gross production of Kearl bitumen averaged 251,000 barrels per day in the first quarter (178,000 barrels Imperial’s share), up from 226,000 barrels per day (160,000 barrels Imperial’s share) in the first quarter of 2020. Higher production was primarily driven by the supplemental crushing facilities.
Gross production of Cold Lake bitumen averaged 140,000 barrels per day in the first quarter, in line with 140,000 barrels per day in the same period of 2020.
The company’s share of gross production from Syncrude averaged 79,000 barrels per day, up from 73,000 barrels per day in the first quarter of 2020.
Downstream recorded net income of $292 million in the first quarter of 2021, compared to net income of $402 million in the same period of 2020. Results were negatively impacted by lower margins of about $150 million and lower sales volumes of about $60 million. These items were partially offset by the absence of the prior year non-cash
charge of $52 million, related to the revaluation of the company’s inventory and lower operating expenses of about $50 million.

IMPERIAL OIL LIMITED

Refinery throughput averaged 364,000 barrels per day, compared to 383,000 barrels per day in the first quarter of 2020. Capacity utilization was 85 percent, compared to 91 percent in the first quarter of 2020. Lower refinery throughput was primarily driven by lower market demand due to the
COVID-19
pandemic.
Petroleum product sales were 414,000 barrels per day, compared to 462,000 barrels per day in the first quarter of 2020. Lower petroleum product sales were primarily driven by reduced demand due to the
COVID-19
pandemic.
Chemical net income was $67 million in the first quarter, up from net income of $21 million in the same quarter of 2020.
Corporate and other expenses were $46 million in the first quarter, up from $3 million in the same period of 2020, mainly due to higher share-based compensation costs.
Liquidity and capital resources
Cash flow generated from operating activities was $1,045 million in the first quarter, up from $423 million in the corresponding period in 2020, primarily reflecting higher Upstream realizations.
Investing activities used net cash of $147 million in the first quarter, compared with $308 million used in the same period of 2020, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $202 million in the first quarter, compared with $445 million used in the first quarter of 2020. Dividends paid in the first quarter of 2021 were $162 million. The per share dividend paid in the first quarter was $0.22, consistent with the same period of 2020. The company did not purchase shares during the first quarter. In the first quarter of 2020, the company purchased about 9.8 million shares for $274 million, including shares purchased from Exxon Mobil Corporation.
The company’s cash balance was $1,467 million at March 31, 2021, versus $1,388 million at the end of first quarter 2020.
At March 31, 2021, due to the termination of transportation services agreements related to a third-party pipeline project, the company recognized a liability of $62 million, previously reported as a contingent liability in Note 10 of Imperial’s Form
10-K.
In connection with the same project, commitments under “Other long-term purchase agreements” as reported in Imperial’s Form
10-K
decreased by approximately $2.9 billion. The majority of these commitments related to years 2026 and beyond.
On April 30, 2021, the company announced an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of 29,363,070 common shares during the period June 29, 2020 to June 28, 2021, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed. The company currently anticipates maximizing its share purchases under the program. Purchase plans may be modified at any time without prior notice.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; signs of improvement emerging in the business environment through higher crude and gas prices and stronger downstream and chemical margins; and plans for purchases under the amended share purchase program.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to
COVID-19
outbreaks; cash generation, financing sources and capital structure; and capital and environmental expenditures could differ materially depending on a number of factors. These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices and the impact of
COVID-19
on demand; availability and allocation of capital; political or regulatory events, including changes in law or government policy such as tax laws, production curtailment and actions in response to
COVID-19;
management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; operational hazards and risks; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K.
Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, some that are similar to other oil and gas companies and some that are unique to Imperial. Imperial’s actual results may differ materially from those expressed or implied by its forward-looking statements and readers are cautioned not to place undue reliance on them. Imperial undertakes no obligation to update any forward-looking statements contained herein, except as required by applicable law.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and qualitative disclosures about market risk
Information about market risks for the three months ended March 31, 2021, does not differ materially from that discussed on page 32 of the company’s annual report on Form
10-K
for the year ended December 31, 2020.

Item 4.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.

Item 2.	Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

January 2021
(January 1 - January 31)	-	-	-	43,025
February 2021
(February 1 - February 28)	-	-	-	43,025
March 2021
(March 1 - March 31)	-	-	-	43,025

(a)
On June 23, 2020, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a limited normal course issuer bid. The program was established primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan, and enabled the company to purchase up to a maximum of 50,000 common shares during the period June 29, 2020 to June 28, 2021. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2021.

On April 30, 2021, the company announced an amendment to its normal course issuer bid to increase the number of common shares that it may purchase. Under the amendment, the number of common shares that may be purchased will increase to a maximum of 29,363,070 common shares during the period June 29, 2020 to June 28, 2021, which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed. The company currently anticipates maximizing its share purchases under the program. Purchase plans may be modified at any time without prior notice.
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

Imperial Oil Limited (Registrant)

Date: May 5, 2021	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer)

Date: May 5, 2021	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary