Form 10-Q
period 2021-06-30
IMPERIAL OIL LTD
filed 2021-08-04
CIK 49938

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[
✓
]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of June 30, 2021 was 704,578,328.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Revenues and other income
Revenues (a)	8,007	3,666	14,999	10,330
Investment and other income (note 3)	40	44	46	70
Total revenues and other income	8,047	3,710	15,045	10,400

Expenses
Exploration	2	3	4	4
Purchases of crude oil and products (b) (note 11)	4,867	2,115	8,754	6,341
Production and manufacturing (c)	1,569	1,273	3,054	2,852
Selling and general (c)	200	183	389	349
Federal excise tax and fuel charge	465	369	869	820
Depreciation and depletion (note 11)	450	413	944	886
Non-service pension and postretirement benefit	10	30	21	60
Financing (d) (note 5)	13	17	27	36
Total expenses	7,576	4,403	14,062	11,348

Income (loss) before income taxes	471	(693)	983	(948)

Income taxes	105	(167)	225	(234)

Net income (loss)	366	(526)	758	(714)

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 9)	0.51	(0.72)	1.04	(0.97)
Net income (loss) per common share - diluted (note 9)	0.50	(0.72)	1.04	(0.97)
(a) Amounts from related parties included in revenues.	1,405	747	2,913	2,483

(b) Amounts to related parties included in purchases of crude oil and products.	666	396	1,181	1,135

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	106	138	222	321

(d) Amounts to related parties included in financing, (note 5).	10	14	21	38
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Net income (loss)	366	(526)	758	(714)

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	54	(114)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	33	34	66	68
Total other comprehensive income (loss)	33	34	120	(46)

Comprehensive income (loss)	399	(492)	878	(760)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at June 30	As at Dec 31
millions of Canadian dollars	2021	2020
Assets
Current assets
Cash	776	771
Accounts receivable - net (a)	3,163	1,919
Inventories of crude oil and products	1,213	1,161
Materials, supplies and prepaid expenses	722	673
Total current assets	5,874	4,524
Investments and long-term receivables (b)	748	781
Property, plant and equipment,	56,257	55,771
less accumulated depreciation and depletion	(24,664)	(23,737)
Property, plant and equipment, net	31,593	32,034
Goodwill (note 11)	166	166
Other assets, including intangibles - net	558	526
Total assets	38,939	38,031

Liabilities
Current liabilities
Notes and loans payable (c)	197	227
Accounts payable and accrued liabilities (a) (note 7)	4,411	3,153
Income taxes payable	42	-
Total current liabilities	4,650	3,380
Long-term debt (d) (note 6)	5,065	4,957
Other long-term obligations (note 7)	4,061	4,100
Deferred income tax liabilities	4,394	4,176
Total liabilities	18,170	16,613

Shareholders’ equity
Common shares at stated value (e) (note 9)	1,302	1,357
Earnings reinvested	21,336	22,050
Accumulated other comprehensive income (loss) (note 10)	(1,869)	(1,989)
Total shareholders’ equity	20,769	21,418

Total liabilities and shareholders’ equity	38,939	38,031
(a)	Accounts receivable - net included net amounts receivable from related parties of $582 million (2020 - $384 million).
(b)	Investments and long-term receivables included amounts from related parties of $301 million (2020 - $313 million).
(c)	Notes and loans payable included amounts to related parties of $75 million (2020 - $111 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2020 - $4,447 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 705 million, respectively (2020 - 1,100 million and 734 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Common shares at stated value (note 9)
At beginning of period	1,357	1,357	1,357	1,375
Share purchases at stated value	(55)	-	(55)	(18)
At end of period	1,302	1,357	1,302	1,357

Earnings reinvested
At beginning of period	22,281	24,204	22,050	24,812
Net income (loss) for the period	366	(526)	758	(714)
Share purchases in excess of stated value	(1,116)	-	(1,116)	(256)
Dividends declared	(195)	(162)	(356)	(324)
Cumulative effect of accounting change	-	-	-	(2)
At end of period	21,336	23,516	21,336	23,516

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,902)	(1,991)	(1,989)	(1,911)
Other comprehensive income (loss)	33	34	120	(46)
At end of period	(1,869)	(1,957)	(1,869)	(1,957)

Shareholders’ equity at end of period	20,769	22,916	20,769	22,916
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow ( o utflow)	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Operating activities
Net income (loss)	366	(526)	758	(714)
Adjustments for non-cash items:
Depreciation and depletion	450	413	944	866
Impairment of intangible assets (note 11)	-	-	-	20
(Gain) loss on asset sales (note 3)	(24)	(10)	(27)	(17)
Inventory write-down to current market value (note 11)	-	(281)	-	-
Deferred income taxes and other	76	(242)	136	(199)
Changes in operating assets and liabilities:
Accounts receivable	(775)	(310)	(1,244)	833
Inventories, materials, supplies and prepaid expenses	58	117	(101)	(82)
Income taxes payable	21	(2)	42	(106)
Accounts payable and accrued liabilities	655	(46)	1,239	(1,074)
All other items - net (b)	25	71	150	80
Cash flows from (used in) operating activities	852	(816)	1,897	(393)

Investing activities
Additions to property, plant and equipment	(241)	(205)	(408)	(515)
Proceeds from asset sales (note 3)	35	40	42	49
Loans to equity companies - net	(1)	(7)	12	(14)
Cash flows from (used in) investing activities	(207)	(172)	(354)	(480)

Financing activities
Short-term debt - net	-	-	(36)	-
Reduction in finance lease obligations (note 6)	(4)	(5)	(8)	(12)
Dividends paid	(161)	(162)	(323)	(326)
Common shares purchased (note 9)	(1,171)	-	(1,171)	(274)
Cash flows from (used in) financing activities	(1,336)	(167)	(1,538)	(612)

Increase (decrease) in cash	(691)	(1,155)	5	(1,485)
Cash at beginning of period	1,467	1,388	771	1,718
Cash at end of period (a)	776	233	776	233
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.

(b) Included contributions to registered pension plans.	(42)	(41)	(70)	(100)

Income taxes (paid) refunded.	27	1	28	(152)
Interest (paid), net of capitalization.	(14)	(17)	(27)	(36)
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
The results for the six months ended June 30, 2021, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.  Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	2,616	908	5,015	2,587	376	171
Intersegment sales	1,312	262	788	124	79	27
Investment and other income (note 3)	6	10	28	27	1	1
	3,934	1,180	5,831	2,738	456	199
Expenses
Exploration	2	3	-	-	-	-
Purchases of crude oil and products (note 11)	2,044	512	4,760	1,896	240	119
Production and manufacturing	1,166	884	357	343	46	46
Selling and general	-	-	142	135	22	21
Federal excise tax and fuel charge	-	-	465	369	-	-
Depreciation and depletion (note 11)	399	363	39	40	5	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	-	-	-	-	-	-
Total expenses	3,611	1,762	5,763	2,783	313	190
Income (loss) before income taxes	323	(582)	68	(45)	143	9
Income taxes	76	(138)	8	(13)	34	2
Net income (loss)	247	(444)	60	(32)	109	7
Cash flows from (used in) operating activities	595	(968)	136	88	111	46
Capital and exploration expenditures (b)	130	145	120	51	2	2

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	-	-	-	-	8,007	3,666
Intersegment sales	-	-	(2,179)	(413)	-	-
Investment and other income (note 3)	5	6	-	-	40	44
	5	6	(2,179)	(413)	8,047	3,710
Expenses
Exploration	-	-	-	-	2	3
Purchases of crude oil and products (note 11)	-	-	(2,177)	(412)	4,867	2,115
Production and manufacturing	-	-	-	-	1,569	1,273
Selling and general	38	28	(2)	(1)	200	183
Federal excise tax and fuel charge	-	-	-	-	465	369
Depreciation and depletion (note 11)	7	6	-	-	450	413
Non-service pension and postretirement benefit	10	30	-	-	10	30
Financing (note 5)	13	17	-	-	13	17
Total expenses	68	81	(2,179)	(413)	7,576	4,403
Income (loss) before income taxes	(63)	(75)	-	-	471	(693)
Income taxes	(13)	(18)	-	-	105	(167)
Net income (loss)	(50)	(57)	-	-	366	(526)
Cash flows from (used in) operating activities	10	1	-	17	852	(816)
Capital and exploration expenditures (b)	7	9	-	-	259	207

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $1,544 million (2020 - $739 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	4,758	2,560	9,542	7,383	699	387
Intersegment sales	2,663	984	1,561	692	132	71
Investment and other income (note 3)	6	10	33	42	1	1
	7,427	3,554	11,136	8,117	832	459
Expenses
Exploration	4	4	-	-	-	-
Purchases of crude oil and products (note 11)	3,878	2,162	8,780	5,665	449	259
Production and manufacturing	2,275	1,992	683	751	96	109
Selling and general	-	-	275	316	47	46
Federal excise tax and fuel charge	-	-	869	820	-	-
Depreciation and depletion (note 11)	844	780	78	86	9	8
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	1	-	-	-	-	-
Total expenses	7,002	4,938	10,685	7,638	601	422
Income (loss) before income taxes	425	(1,384)	451	479	231	37
Income tax expense (benefit)	99	(332)	99	109	55	9
Net income (loss)	326	(1,052)	352	370	176	28
Cash flows from (used in) operating activities	1,126	(504)	598	110	173	43
Capital and exploration expenditures (b)	215	376	188	127	4	11
Total assets as at June 30 (note 11)	31,931	33,591	5,352	4,683	481	404

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income
Revenues (a)	-	-	-	-	14,999	10,330
Intersegment sales	-	-	(4,356)	(1,747)	-	-
Investment and other income (note 3)	6	17	-	-	46	70
	6	17	(4,356)	(1,747)	15,045	10,400
Expenses
Exploration	-	-	-	-	4	4
Purchases of crude oil and products (note 11)	-	-	(4,353)	(1,745)	8,754	6,341
Production and manufacturing	-	-	-	-	3,054	2,852
Selling and general	70	(11)	(3)	(2)	389	349
Federal excise tax and fuel charge	-	-	-	-	869	820
Depreciation and depletion (note 11)	13	12	-	-	944	886
Non-service pension and postretirement benefit	21	60	-	-	21	60
Financing (note 5)	26	36	-	-	27	36
Total expenses	130	97	(4,356)	(1,747)	14,062	11,348
Income (loss) before income taxes	(124)	(80)	-	-	983	(948)
Income tax expense (benefit)	(28)	(20)	-	-	225	(234)
Net income (loss)	(96)	(60)	-	-	758	(714)
Cash flows from (used in) operating activities	-	(42)	-	-	1,897	(393)
Capital and exploration expenditures (b)	15	24	-	-	422	538
Total assets as at June 30 (note 11)	1,606	1,088	(431)	(266)	38,939	39,500

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $3,113 million (2020 - $2,112 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

3.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Proceeds from asset sales	35	40	42	49
Book value of asset sales	11	30	15	32
Gain (loss) on asset sales, before tax	24	10	27	17
Gain (loss) on asset sales, after tax	22	9	24	15
4.  Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Pension benefits:
Current service cost	81	77	162	153
Interest cost	68	77	136	154
Expected return on plan assets	(107)	(98)	(214)	(196)
Amortization of prior service cost	4	3	8	7
Amortization of actuarial loss (gain)	36	39	72	77
Net periodic benefit cost	82	98	164	195

Other postretirement benefits:
Current service cost	7	6	14	12
Interest cost	5	6	11	12
Amortization of actuarial loss (gain)	4	3	8	6
Net periodic benefit cost	16	15	33	30
5.  Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Debt-related interest	20	26	41	60
Capitalized interest	(7)	(9)	(15)	(24)
Net interest expense	13	17	26	36
Other interest	-	-	1	-
Total financing	13	17	27	36
In May 2021, the company extended the maturity date of two of its existing committed short-term lines of credit to May 2023, totalling $750 million. In June 2021, the company extended the maturity date of one of its existing $300 million committed short-term lines of credit to June 2022. The company has not drawn on any of its $1,300 million of available credit facilities.

IMPERIAL OIL LIMITED

6.  Long-term debt

millions of Canadian dollars	As at June 30 2021	As at Dec 31 2020
Long-term debt	4,447	4,447
Finance leases	618	510
Total long-term debt	5,065	4,957
7.  Other long-term obligations

millions of Canadian dollars	As at June 30 2021	As at Dec 31 2020
Employee retirement benefits (a)	2,023	2,105
Asset retirement obligations and other environmental liabilities (b)	1,699	1,676
Share-based incentive compensation liabilities	84	45
Operating lease liability (c)	96	95
Other obligations	159	179
Total other long-term obligations	4,061	4,100
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2020 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $100 million in current liabilities (2020 - $100 million).
(c)
Total operating lease liability also included $82 million in current liabilities (2020 - $97 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $4 million (2020 - $27 million).

IMPERIAL OIL LIMITED

8.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2021 and December 31, 2020, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

(thousands of barrels)	As at June 30 2021	As at Dec 31 2020
Crude	(710)	(800)
Products	(160)	(390)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Revenues	(9)	(9)	(9)	(8)
Purchases of crude oil and products	(19)	(52)	(33)	(18)
Total	(28)	(61)	(42)	(26)

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

millions of Canadian dollars
At June 30, 2021
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	6	-	-	6	(6)	-	-

Liabilities
Derivative liabilities (b)	8	-	-	8	(6)	(2)	-
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.

millions of Canadian dollars
At December 31, 2020
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	2	-	-	2	(2)	-	-

Liabilities
Derivative liabilities (b)	12	-	-	12	(2)	(10)	-
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.
At June 30, 2021 and December 31, 2020, respectively, the company had $8 million and $5 million of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED

9.  Common shares

thousands of shares	As of June 30 2021	As of Dec 31 2020
Authorized	1,100,000	1,100,000
Common shares outstanding	704,578	734,077
The
12-month
limited normal course issuer bid program that was in place throughout the second quarter of 2021 came into effect on June 29, 2020 and was amended on April 30, 2021. The program enabled the company to purchase up to a maximum of 29,363,070 common shares (4 percent of the total shares on June 15, 2020), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent.
The current
12-month
normal course issuer bid program came into effect June 29, 2021, under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 35,583,671 common shares (5 percent of the total shares on June 15, 2021) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	7	-
Purchases at stated value	(9,832)	(18)
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	-	-
Purchases at stated value	(29,499)	(55)
Balance as at June 30, 2021	704,578	1,302
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2021	2020	2021	2020
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	366	(526)	758	(714)
Weighted average number of common shares outstanding (millions of shares)	724.1	734.1	729.1	736.5
Net income (loss) per common share (dollars)	0.51	(0.72)	1.04	(0.97)

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	366	(526)	758	(714)
Weighted average number of common shares outstanding (millions of shares)	724.1	734.1	729.1	736.5
Effect of employee share-based awards (millions of shares) (a)	1.7	-	1.7	-
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	725.8	734.1	730.8	736.5
Net income (loss) per common share (dollars)	0.50	(0.72)	1.04	(0.97)

Dividends per common share - declared (dollars)	0.27	0.22	0.49	0.44
(a)
For Second Quarter 2020 and Six Months to June 30, 2020, the Net income (loss) per common share – diluted excludes the effect of 2.0 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

IMPERIAL OIL LIMITED

10.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2021	2020
Balance at January 1	(1,989)	(1,911)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	54	(114)
Amounts reclassified from accumulated other comprehensive income	66	68
Balance at June 30	(1,869)	(1,957)
Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(44)	(45)	(88)	(90)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 4).
Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2021	2020	2021	2020
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	17	(37)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	11	22	22
Total	11	11	39	(15)
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
Through 2021, demand for petroleum and petrochemical products has continued to improve leading to stronger prices and margins across all segments. Some lingering effects of the weak 2020 business environment continued to have a negative impact on financial results in the first half of 2021 when compared to periods prior to the pandemic. The company continues to closely monitor industry and global economic conditions, including recovery from the
COVID-19
pandemic.
Second quarter 2021 vs. second quarter 2020
The company recorded net income of $366 million or $0.50 per share on a diluted basis in the second quarter of 2021, compared to a net loss of $526 million or $0.72 per share in the same period of 2020. Second quarter 2020 results included a reversal of the non-cash
inventory revaluation charge of $281 million recorded in the first quarter of 2020.
Upstream recorded net income of $247 million in the second quarter of 2021, compared to a net loss of $444 million in the same period of 2020. Improved results reflect higher realizations of about $1,100 million and higher volumes of about $280 million. These items were partially offset by the absence of the prior year reversal of the non-cash
charge of $229 million related to the revaluation of the company’s inventory, higher operating expenses of about $230 million, higher royalties of about $200 million and unfavourable foreign exchange impacts of about $50 million.
West Texas Intermediate (WTI) averaged US$66.17 per barrel in the second quarter of 2021, up from US$27.83 per barrel in the same quarter of 2020. Western Canada Select (WCS) averaged US$54.64 per barrel and US$16.73 per barrel for the same periods. The WTI / WCS differential averaged approximately US$12 per barrel for the second quarter of 2021, up from around US$11 in the same period of 2020.
The Canadian dollar averaged US$0.81 in the second quarter of 2021, an increase of US$0.09 from the second quarter of 2020.
Imperial’s average Canadian dollar realizations for bitumen increased in the quarter, primarily due to an increase in WCS. Bitumen realizations averaged $57.26 per barrel in the second quarter of 2021, up from $12.82 per barrel in the second quarter of 2020. The company’s average Canadian dollar realizations for synthetic crude increased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $80.80 per barrel in the second quarter of 2021, up from $32.20 per barrel in the same period of 2020.
Total gross production of Kearl bitumen averaged 255,000 barrels per day in the second quarter (181,000 barrels Imperial’s share), up from 190,000 barrels per day (135,000 barrels Imperial’s share) in the second quarter of 2020. Higher production was mainly due to the absence of prior year production balancing with market demands, partially offset by impacts associated with planned turnaround activities.
Gross production of Cold Lake bitumen averaged 142,000 barrels per day in the second quarter, up from 123,000 barrels per day in the same period of 2020. Higher production was primarily due to improved reliability and lower scheduled downtime.

IMPERIAL OIL LIMITED

The company’s share of gross production from Syncrude averaged 47,000 barrels per day, compared to 50,000 barrels per day in the second quarter of 2020. Lower production was primarily associated with planned turnaround activities, partially offset by the absence of prior year production balancing with market demands.
Downstream recorded net income of $60 million in the second quarter of 2021, compared to a net loss of $32 million in the same period of 2020. Improved results reflect higher margins of about $200 million, partially offset by unfavourable foreign exchange impacts of about $70 million and the absence of the prior year reversal of the non-cash
charge of $52 million related to the revaluation of the company’s inventory.
Refinery throughput averaged 332,000 barrels per day, up from 278,000 barrels per day in the second quarter of 2020. Capacity utilization was 78 percent, up from 66 percent in the second quarter of 2020. Higher throughput was driven by reduced impacts associated with the
COVID-19
pandemic, partially offset by a planned turnaround at Strathcona.
Petroleum product sales were 429,000 barrels per day, up from 357,000 barrels per day in the second quarter of 2020. Improved petroleum product sales were mainly due to reduced impacts associated with the
COVID-19
pandemic.
Chemical net income was $109 million in the second quarter, up from net income of $7 million in the same quarter of 2020, primarily due to higher polyethylene margins.
Corporate and other expenses were $50 million in the second quarter, compared to $57 million in the same period of 2020.

IMPERIAL OIL LIMITED

Six months 2021 vs. six months 2020
Net income in the first six months of 2021 was $758 million, or $1.04 per share on a diluted basis, compared to a net loss of $714 million or $0.97 per share in the first six months of 2020.
Upstream recorded net income of $326 million for the first six months of the year, compared to a net loss of $1,052 million in 2020. Improved results reflect higher realizations of about $1,810 million and higher volumes of about $280 million. These items were partially offset by higher royalties of about $300 million, higher operating expenses of about $290 million, and unfavourable foreign exchange impacts of about $120 million.
West Texas Intermediate averaged US$62.22 per barrel in the first six months of 2021, up from US$36.66 per barrel in 2020. Western Canada Select averaged US$50.14 per barrel and US$21.20 per barrel for the same periods. The WTI / WCS differential narrowed to approximately US$12 per barrel in the first six months of 2021, from around US$15 per barrel in the same period of 2020.
The Canadian dollar averaged US$0.80 in the first six months of 2021, an increase of US$0.07 from 2020.
Imperial’s average Canadian dollar realizations for bitumen increased in the first six months of 2021 primarily due to an increase in WCS. Bitumen realizations averaged $52.45 per barrel, up from $15.54 per barrel in the same period of 2020. The company’s average Canadian dollar realizations for synthetic crude increased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $72.42 per barrel, up from $48.10 per barrel in the same period of 2020.
Total gross production of Kearl bitumen averaged 253,000 barrels per day in the first six months of 2021 (180,000 barrels Imperial’s share), up from 208,000 barrels per day (147,000 barrels Imperial’s share) in the same period of 2020. Higher production was mainly due to the absence of prior year production balancing with market demands, partially offset by impacts associated with planned turnaround activities.
Gross production of Cold Lake bitumen averaged 141,000 barrels per day in the first six months of 2021, up from 131,000 barrels per day in the same period of 2020. Higher production was primarily due to improved reliability.
During the first six months of 2021, the company’s share of gross production from Syncrude averaged 63,000 barrels per day, up from 61,000 barrels per day in the same period of 2020. Higher production was primarily associated with the absence of prior year production balancing with market demands and unplanned downtime, partially offset by planned turnaround activities.
Downstream net income was $352 million for the first six months of the year, compared to $370 million in the same period of 2020. Results were negatively impacted by unfavourable foreign exchange impacts of about $120 million, partially offset by higher margins of about $50 million and lower operating expenses of about $50 million.
Refinery throughput averaged 348,000 barrels per day in the first six months of 2021, up from 330,000 barrels per day in the same period of 2020. Capacity utilization was 81 percent, up from 78 percent in the same period of 2020. Higher throughput was driven by reduced impacts associated with the
COVID-19
pandemic, partially offset by a planned turnaround at Strathcona.
Petroleum product sales were 421,000 barrels per day in the first six months of 2021, up from 409,000 barrels per day in the same period of 2020. Improved petroleum product sales were mainly due to reduced impacts associated with the
COVID-19
pandemic.
Chemical net income was $176 million in the first six months of 2021, up from $28 million in the same period of 2020, primarily due to higher polyethylene margins.
Corporate and other expenses were $96 million in the first six months of 2021, up from $60 million in the same period of 2020, mainly due to higher share-based compensation costs.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow generated from operating activities was $852 million in the second quarter, compared with cash flow used in operating activities of $816 million in the corresponding period in 2020, primarily reflecting higher Upstream realizations and favourable working capital impacts.
Investing activities used net cash of $207 million in the second quarter, compared with $172 million used in the same period of 2020.
Cash used in financing activities was $1,336 million in the second quarter, compared with $167 million used in the second quarter of 2020. Dividends paid in the second quarter of 2021 were $161 million. The per share dividend paid in the second quarter was $0.22, consistent with the same period of 2020. During the second quarter, the company, under its share purchase program, purchased about 29.5 million shares for $1,171 million, including shares purchased from ExxonMobil Corporation. In the second quarter of 2020, the company did not purchase any shares under its share purchase program.
The company’s cash balance was $776 million at June 30, 2021, versus $233 million at the end of second quarter 2020.
In May 2021, the company extended the maturity date of two of its existing committed short-term lines of credit to May 2023, totalling $750 million. In June 2021, the company extended the maturity date of one of its existing $300 million committed short-term lines of credit to June 2022. The company has not drawn on any of its $1,300 million of available credit facilities.
Cash flow generated from operating activities was $1,897 million in the first six months of 2021, compared to cash flow used in operating activities of $393 million in the same period of 2020, primarily reflecting higher Upstream realizations and favourable working capital impacts.
Investing activities used net cash of $354 million in the first six months of 2021, compared to $480 million used in the same period of 2020, primarily reflecting lower additions to property, plant and equipment.
Cash used in financing activities was $1,538 million in the first six months of 2021, up from $612 million used in the same period of 2020. Dividends paid in the first six months of 2021 were $323 million. The per share dividend paid in the first six months of 2021 was $0.44, consistent with in the same period of 2020. During the first six months of 2021, the company, under its share purchase program, purchased about 29.5 million shares for $1,171 million. In the first six months of 2020, the company purchased about 9.8 million shares for $274 million.
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
On April 30, 2021, the company announced an amendment to its normal course issuer bid to increase the number of common shares that were available to be purchased. Under the amendment, the number of common shares available for purchase increased to a maximum of 29,363,070 common shares during the period June 29, 2020 to June 28, 2021.
On June 23, 2021, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 35,583,671 common shares during the period June 29, 2021 to June 28, 2022. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2022.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; earnings sensitivities; and plans for purchases under the amended share purchase program.
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
unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; operational hazards and risks; availability and allocation of capital; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K.
Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, some that are similar to other oil and gas companies and some that are unique to Imperial. Imperial’s actual results may differ materially from those expressed or implied by its forward-looking statements and readers are cautioned not to place undue reliance on them. Imperial undertakes no obligation to update any forward-looking statements contained herein, except as required by applicable law.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

IMPERIAL OIL LIMITED

Item 3.	Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2021, does not differ materially from that discussed on page 32 of the company’s annual report on Form
10-K
for the year ended December 31, 2020. The following table details those earnings sensitivities that have been updated from the fiscal year-end
to reflect current market conditions.
Earnings Sensitivities
(a)

millions of Canadian dollars after tax
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	100
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	100
(a)
Each sensitivity calculation shows the impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. These sensitivities have been updated to reflect current conditions. They may not apply proportionately to larger fluctuations.

Item 4.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.

Item 2.	Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)

April 2021
(April 1 - April 30)	-	-	-	29,356,095
May 2021
(May 1 - May 31)	13,905,500	38.75	13,905,500	15,450,595
June 2021
(June 1 - June 28)	15,450,595	40.58	15,450,595	-
(June 29 - June 30)	142,332	37.77	142,332	35,441,339

(a)
On June 23, 2020, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a limited normal course issuer bid. The program was initially used primarily to eliminate dilution from shares issued in conjunction with Imperial’s restricted stock unit plan, and enabled the company to purchase up to a maximum of 50,000 common shares during the period June 29, 2020 to June 28, 2021. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent.

On April 30, 2021, the company announced an amendment to its normal course issuer bid to increase the number of common shares that were available to be purchased. Under the amendment, the number of common shares available to be purchased increased to a maximum of 29,363,070 common shares during the period June 29, 2020 to June 28, 2021, which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. No other provisions of the normal course issuer bid have changed.

The program ended on June 28, 2021. Upon expiration, the company had purchased the maximum 29,363,070 shares allowed under the program.

(b)
On June 23, 2021, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 35,583,671 common shares during the period June 29, 2021 to June 28, 2022. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2022.

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

Imperial Oil Limited (Registrant)

Date: August 4, 2021	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: August 4, 2021	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker
Assistant corporate secretary