Form 10-Q
period 2021-09-30
IMPERIAL OIL LTD
filed 2021-11-03
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
1-800
-567-3776
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (
a
s defined in Rule 12b-2 of the Exchange Act of 1934)
.

YES	NO	✓
The number of common shares outstanding, as of September 30, 2021 was

695,611,336.

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
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements
Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Revenues and other income
Revenues (a)	10,214	5,937	25,213	16,267
Investment and other income (note 3)	19	18	65	88
Total revenues and other income	10,233	5,955	25,278	16,355

Expenses
Exploration	2	2	6	6
Purchases of crude oil and products (b)	6,298	3,634	15,052	9,975
Production and manufacturing (c) (note 11)	1,525	1,246	4,579	4,098
Selling and general (c)	180	150	569	499
Federal excise tax and fuel charge	535	470	1,404	1,290
Depreciation and depletion (note 11)	488	409	1,432	1,295
Non-service pension and postretirement benefit	11	31	32	91
Financing (d) (note 5)	5	10	32	46
Total expenses	9,044	5,952	23,106	17,300

Income (loss) before income taxes	1,189	3	2,172	(945)

Income taxes	281	-	506	(234)

Net income (loss)	908	3	1,666	(711)

Per share information (Canadian dollars)

Net income (loss) per common share - basic (note 9)	1.30	-	2.32	(0.97)
Net income (loss) per common share - diluted (note 9)	1.29	-	2.31	(0.97)

(a) Amounts from related parties included in revenues.	2,731	1,216	5,644	3,699

(b) Amounts to related parties included in purchases of crude oil and products.	828	627	2,009	1,762

(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	95	107	317	428

(d) Amounts to related parties included in financing, (note 5).	4	12	25	50
The information in the notes to consolidated financi
a
l statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Net income (loss)	908	3	1,666	(711)

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	54	(114)
Amortization of postretirement benefits liability adjustment included in net periodic benefit costs	33	34	99	102
Total other comprehensive income (loss)	33	34	153	(12)

Comprehensive income (loss)	941	37	1,819	(723)
The information in the notes to cons
o
lidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2021	2020
Assets
Current assets

Cash	1,875	771
Accounts receivable - net (a)	3,871	1,919
Inventories of crude oil and products	1,405	1,161
Materials, supplies and prepaid expenses	729	673
Total current assets	7,880	4,524
Investments and long-term receivables (b)	753	781
Property, plant and equipment,	56,512	55,771
less accumulated depreciation and depletion	(25,134)	(23,737)
Property, plant and equipment, net	31,378	32,034
Goodwill (note 11)	166	166
Other assets, including intangibles - net	698	526
Total assets	40,875	38,031

Liabilities
Current liabilities
Notes and loans payable (c)	122	227
Accounts payable and accrued liabilities (a) (note 7)	5,558	3,153
Income taxes payable	269	-
Total current liabilities	5,949	3,380
Long-term debt (d) (note 6)	5,060	4,957
Other long-term obligations (note 7)	4,352	4,100
Deferred income tax liabilities	4,305	4,176
Total liabilities	19,666	16,613

Shareholders’ equity
Common shares at stated value (e) (note 9)	1,286	1,357
Earnings reinvested	21,759	22,050
Accumulated other comprehensive income (loss) (note 10)	(1,836)	(1,989)
Total shareholders’ equity	21,209	21,418

Total liabilities and shareholders’ equity	40,875	38,031
(a)	Accounts receivable - net included net amounts receivable from related parties of $1,064 million (2020 - $384 million).
(b)	Investments and long-term receivables included amounts from related parties of $299 million (2020 - $313 million).
(c)	Notes and loans payable included amounts to related parties of $0 million (2020 - $111 million).
(d)	Long-term debt included amounts to related parties of $4,447 million (2020 - $4,447 million).
(e)	Number of common shares authorized and outstanding were 1,100 million and 696 million, respectively (2020 - 1,100 million and 734 million, respectively).
The information in the notes to consolidated financial statements is an int
e
gral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Common shares at stated value (note 9)
At beginning of p e riod	1,302	1,357	1,357	1,375
Share purchases at stated value	(16)	-	(71)	(18)
At end of period	1,286	1,357	1,286	1,357

Earnings reinvested
At beginning of period	21,336	23,516	22,050	24,812
Net income (loss) for the period	908	3	1,666	(711)
Share purchases in excess of stated value	(297)	-	(1,413)	(256)
Dividends declared	(188)	(161)	(544)	(485)
Cumulative effect of accounting change	-	-	-	(2)
At end of period	21,759	23,358	21,759	23,358

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,869)	(1,957)	(1,989)	(1,911)
Other comprehensive income (loss)	33	34	153	(12)
At end of period	(1,836)	(1,923)	(1,836)	(1,923)

Shareholders’ equity at end of period	21,209	22,792	21,209	22,792
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Operating activities

Net income (loss)	908	3	1,666	(711)
Adjustments for non-cash items:
Depreciation and depletion	488	409	1,432	1,275
Impairment of int a ngible assets (note 11)	-	-	-	20
(Gain) loss on asset sales (note 3)	(12)	(11)	(39)	(28)
Deferred income taxes and other	(120)	(11)	16	(210)
Changes in operating assets and liabilities:
Accounts receivable	(708)	134	(1,952)	967
Inventories, materials, supplies and prepaid expenses	(199)	142	(300)	60
Income taxes payable	227	-	269	(106)
Accounts payable and accrued liabilities	1,123	66	2,362	(1,008)
All other items - net (b)	240	143	390	223
Cash flows from (used in) operating activities	1,947	875	3,844	482

Investing activities
Additions to property, plant and equipment	(276)	(142)	(684)	(657)
Proceeds from asset sales (note 3)	15	19	57	68
Loans to equity companies - net	2	(2)	14	(16)
Cash flows from (used in) investing activities	(259)	(125)	(613)	(605)

Financing activities
Short-term debt - net	(75)	-	(111)	-
Reduction in finance lease obligations (note 6)	(6)	(4)	(14)	(16)
Dividends paid	(195)	(162)	(518)	(488)
Common shares purchased (note 9)	(313)	-	(1,484)	(274)
Cash flows from (used in) financing activities	(589)	(166)	(2,127)	(778)

Increase (decrease) in cash	1,099	584	1,104	(901)
Cash at beginning of period	776	233	771	1,718
Cash at end of period (a)	1,875	817	1,875	817
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included contributions to registered pension plans.	(43)	(59)	(113)	(159)

Income taxes (paid) refunded.	32	107	60	(45)
Interest (paid), net of capitalization.	(5)	(10)	(32)	(46)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)
1.  Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2020 annual report on Form 10-K. In the
o
pinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the nine months ended September 30, 2021, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.  Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income

Revenues (a)	1,015	1,651	8,813	4,061	386	225
Intersegment sales (b)	3,137	658	366	321	91	43
Investment and other income (note 3)	-	(6)	18	24	-	-
	4,152	2,303	9,197	4,406	477	268
Expenses
Exploration	2	2	-	-	-	-
Purchases of crude oil and products (b)	1,902	1,176	7,745	3,322	244	157
Production and manufacturing (note 11)	1,120	863	356	335	49	48
Selling and general	-	-	141	140	21	23
Federal excise tax and fuel charge	-	-	535	470	-	-
Depreciation and depletion (note 11)	439	361	39	37	4	5
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	-	-	-	-	-	-
Total expenses	3,463	2,402	8,816	4,304	318	233
Income (loss) before income taxes	689	(99)	381	102	159	35
Income taxes	165	(25)	88	25	38	8
Net income (loss) (b)	524	(74)	293	77	121	27
Cash flows from (used in) operating activities (b)	2,508	526	(733)	333	157	32
Capital and exploration expenditures (c)	151	78	120	50	2	4

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income

Revenues (a)	-	-	-	-	10,214	5,937
Intersegment sales (b)	-	-	(3,594)	(1,022)	-	-
Investment and other income (note 3)	1	-	-	-	19	18
	1	-	(3,594)	(1,022)	10,233	5,955
Expenses
Exploration	-	-	-	-	2	2
Purchases of crude oil and products (b)	-	-	(3,593)	(1,021)	6,298	3,634
Production and manufacturing (note 11)	-	-	-	-	1,525	1,246
Selling and general	19	(12)	(1)	(1)	180	150
Federal excise tax and fuel charge	-	-	-	-	535	470
Depreciation and depletion (note 11)	6	6	-	-	488	409
Non-service pension and postretirement benefit	11	31	-	-	11	31
Financing (note 5)	5	10	-	-	5	10
Total expenses	41	35	(3,594)	(1,022)	9,044	5,952
Income (loss) before income taxes	(40)	(35)	-	-	1,189	3
Income taxes	(10)	(8)	-	-	281	-
Net income (loss) (b)	(30)	(27)	-	-	908	3
Cash flows from (used in) operating activities (b)	15	(16)	-	-	1,947	875
Capital and exploration expenditures (c)	4	9	-	-	277	141

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $1,803 million (2020 - $1,227 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
In the third quarter of 2021,
 the Downstream segment acquired

a
portion of Upstream crude inventory
for
$444 million.
There
was no

earnings impact
and t
he effects of this transaction have been eliminated for consolidation purp
o
ses.

(c)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other inco m e
Revenues (a)	5,773	4,211	18,355	11,444	1,085	612
Intersegment sales (b)	5,800	1,642	1,927	1,013	223	114
Investment and other income (note 3)	6	4	51	66	1	1
	11,579	5,857	20,333	12,523	1,309	727
Expenses
Exploration	6	6	-	-	-	-
Purchases of crude oil and products (b)	5,780	3,338	16,525	8,987	693	416
Production and manufacturing (note 11)	3,395	2,855	1,039	1,086	145	157
Selling and general	-	-	416	456	68	69
Federal excise tax and fuel charge	-	-	1,404	1,290	-	-
Depreciation and depletion (note 11)	1,283	1,141	117	123	13	13
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	1	-	-	-	-	-
Total expenses	10,465	7,340	19,501	11,942	919	655
Income (loss) before income taxes	1,114	(1,483)	832	581	390	72
Income tax expense (benefit)	264	(357)	187	134	93	17
Net income (loss) (b)	850	(1,126)	645	447	297	55
Cash flows from (used in) operating activities (b)	3,634	22	(135)	443	330	75
Capital and exploration expenditures (c)	366	454	308	177	6	15
Total assets as at September 30 (b) (note 11)	29,540	32,941	8,239	4,590	488	417

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2021	2020	2021	2020	2021	2020
Revenues and other income

Revenues (a)	-	-	-	-	25,213	16,267
Intersegment sales (b)	-	-	(7,950)	(2,769)	-	-
Investment and other income (note 3)	7	17	-	-	65	88
	7	17	(7,950)	(2,769)	25,278	16,355
Expenses
Exploration	-	-	-	-	6	6
Purchases of crude oil and products (b)	-	-	(7,946)	(2,766)	15 , 052	9,975
Production and manufacturing (note 11)	-	-	-	-	4,579	4,098
Selling and general	89	(23)	(4)	(3)	569	499
Federal excise tax and fuel charge	-	-	-	-	1,404	1,290
Depreciation and depletion (note 11)	19	18	-	-	1,432	1,295
Non-service pension and postretirement benefit	32	91	-	-	32	91
Financing (note 5)	31	46	-	-	32	46
Total expenses	171	132	(7,950)	(2,769)	23,106	17,300
Income (loss) before income taxes	(164)	(115)	-	-	2,172	(945)
Income tax expense (benefit)	(38)	(28)	-	-	506	(234)
Net income (loss) (b)	(126)	(87)	-	-	1,666	(711)
Cash flows from (used in) operating activities (b)	15	(58)	-	-	3,844	482
Capital and exploration expenditures (c)	19	33	-	-	699	679
Total assets as at September 30 (b) (note 11)	2,778	1,679	(170)	(245)	40,875	39,382

1
1

IMPERIAL OIL LIMITED

(a)
Included export sales to the United States of $4,916 million (2020 - $3,339 million). Export sales to the United States were recorded in all operating segments, with the largest effects in the Upstream segment.

(b)
In the third quarter of 2021,
 the Downstream segment acquired
a portion of Upstream crude inventory
for
$444 million.
There
was no
earnings impact
and t
he effects of this transaction have been eliminated for consolidation purposes.

(c)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions. CAPEX excludes the purchase of carbon emission credits.

1
2

IMPERIAL OIL LIMITED

3.  Investment and other income
Investment and other income included gains and losses on asset sales as follows:

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2021	2020	2021	2020
Proceeds from asset sales	15	19	57	68
Book value of asset sales	3	8	18	40
Gain (loss) on asset sales, before tax	12	11	39	28
Gain (loss) on asset sales, after tax	10	10	34	25
4.  Employee retirement benefits
The components of net benefit cost were as follows:

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2021	2020	2021	2020
Pension benefits:
Current service cost	81	76	243	229
Interest cost	68	77	204	231
Expected return on plan assets	(107)	(97)	(321)	(293)
Amortization of prior service cost	4	4	12	11
Amortization of actuarial loss (gain)	36	38	108	115
Net periodic benefit cost	82	98	246	293

Other postretirement benefits:
Current service cost	7	6	21	18
Interest cost	6	6	17	18
Amortization of actuarial loss (gain)	4	3	12	9
Net periodic benefit cost	17	15	50	45
5.  Financing costs

			Nine Months
	Third Quarter		to September 30
millions of Canadian dollars	2021	2020	2021	2020
Debt-related interest	9	19	50	79
Capitalized interest	(4)	(9)	(19)	(33)
Net interest expense	5	10	31	46
Other interest	-	-	1	-
Total financing	5	10	32	46
During the second quarter of 2021, the company extended the maturity dates of two of its short-term lines of credit, totalling $750 million, to May 2023 and extended its $300 million committed short-term line of credit to June 2022. The company has not drawn on any of its $1,300 million of available credit facilities.
During the third quarter of 2021, the c
o
mpany repaid the $75 million, non-interest bearing, revolving demand loan originally issued in 2016 under an arrangement with an affiliate company of ExxonMobil.

1
3

IMPERIAL OIL LIMITED

6.  Long-term debt

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2021	2020
Long-term debt	4,447	4,447
Finance leases	613	510
Total long-term debt	5,060	4,957
7.  Other long-term obligations

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2021	2020
Employee retirement benefits (a)	2,013	2,105
Asset retirement obligations and other environmental liabilities (b)	1,711	1,676
Share-based incentive compensation liabilities	94	45
Operating lease liability (c)	164	95
Other obligations	370	179
Total other long-term obligations	4,352	4,100
(a)	Total recorded employee retirement benefits obligations also included $58 million in current liabilities (2020 - $58 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $100 million in current liabilities (2020 - $100 million).
(c)
Total operating lease liability also included $114 million in current liabilities (2020 - $97 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $1 million (2020 - $27 million).

1
4

IMPERIAL OIL LIMITED

8.  Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2021 and December 31, 2020, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company uses commodity-based contracts, including derivative instruments to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated statement of income on a net basis in the line “Revenues”. The company does not designate derivative instruments as a hedge for hedge accounting purposes.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial l
i
mits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments was:

(thousands of barrels)	As at Sept 30 2021	As at Dec 31 2020

Crude	(6,410)	(800)
Products	(1,070)	(390)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Revenues	(21)	1	(30)	(7)
Purchases of crude oil and products	-	-	(33)	(18)
Total	(21)	1	(63)	(25)

1
5

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is a
s
 follows:

millions of Canadian dollars At September 30, 2021
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets

Derivative assets (a)	8	16	-	24	(14)	-	10

Liabilities
Derivative liabilities (b)	29	7	-	36	(14)	(21)	1
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses” and “Accounts receivable - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.

millions of Canadian dollars At December 31, 2020
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	2	-	-	2	(2)	-	-

Liabilities
Derivative liabilities (b)	12	-	-	12	(2)	(10)	-
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses” and “Accounts receivable - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities”.
At September 30, 2021 and December 31, 2020, respectively, the company had $14 million and $5 million of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

1
6

IMPERIAL OIL LIMITED

9.  Common shares

thousands of shares	As of Sept 30 2021	As of Dec 31 2020

Authorized	1,100,000	1,100,000
Common shares outstanding	695,611	734,077
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
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2019	743,902	1,375
Issued under employee share-based awards	7	-
Purchases at stated value	(9,832)	(18)
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	-	-
Purchases at stated value	(38,466)	(71)
Balance as at September 30, 2021	695,611	1,286
The following table provides the calculation of b
a
sic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2021	2020	2021	2020
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	908	3	1,666	(711)
Weighted average number of common shares outstanding (millions of shares)	700.0	734.1	719.4	735.7
Net income (loss) per common share (dollars)	1.30	-	2.32	(0.97)

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	908	3	1,666	(711)
Weighted average number of common shares outstanding (millions of shares)	700.0	734.1	719.4	735.7
Effect of employee share-based awards (millions of shares) (a)	1.9	2.2	1.7	-
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	701.9	736.3	721.1	735.7
Net income (loss) per common share (dollars)	1.29	-	2.31	(0.97)

Dividends per common share - declared (dollars)	0.27	0.22	0.76	0.66
(a)
For nine months to September 30, 2020, the Net income (loss) per common share – diluted excludes the effect of 2.1 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

1
7

IMPERIAL OIL LIMITED

10.  Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2021	2020

Balance at January 1	(1,989)	(1,911)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	54	(114)
Amounts reclassified from accumulated other comprehensive income	99	102
Balance at September 30	(1,836)	(1,923)
Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost (a)	(44)	(45)	(132)	(135)
(a)	This accumulated other comprehensive income component is included in the computation of net periodic benefit cost, (note 4).
Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2021	2020	2021	2020
Postretirement benefits liability adjustments:

Postretirement benefits liability adjustment (excluding amortization)	-	-	17	(37)
Amortization of postretirement benefits liability adjustment included in net periodic benefit cost	11	11	33	33
Total	11	11	50	(4)
11.  Miscellaneous financial information
At March 31, 2021, due to the termination of transportation services agreements related to a third-party pipeline project, the company recognized a liability of $62 million, previously reported as a contingent liability in Note 10 of Imperial’s Form 10-K. In connection with the same project, commitments under “Oth
e
r long-term purchase agreements” as reported in Imperial’s Form 10-K decreased by approximately $2.9 billion. The majority of these commitments related to years 2026 and beyond.
The company has received subsidies as part of the Government of Canada’s COVID-19 Economic Response Plan. It was recognized as a reduction to expense and was included in the Consolidated statement of income, primarily as part of “Production and manufacturing” (2020 –

$
120
million before tax, year-to-date).
In the first quarter of 2020, with the change in economic conditions and the reduction in the company’s market capitalization, the company assessed its goodwill balances for impairment and recogniz
e
d a non-cash goodwill impairment charge of $20 million in the company’s Upstream segment. The goodwill impairment is reflected in “Depreciation and depletion” on the Consolidated statement of income and “Goodwill” on the Consolidated balance sheet. The remaining balance of goodwill is associated with the Downstream segment.

1
8

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
Through 2021, demand for petroleum and petrochemical products has continued to recover, with each of the company’s sequential quarterly financial results benefiting from stronger prices when compared to the prior quarter. The company continues to closely monitor industry and global economic conditions, including recovery from the
COVID-19
pandemic.
Looking beyond the volatility marking recent economic conditions, the company’s annual planning process provides an opportunity to re-affirm
the fundamentals of supply and demand that underpin our businesses. Consideration is given to a diverse set of risks and other factors that may influence future energy supply and demand trends, including technological advancements, regulation and government policies, climate change, greenhouse gas restrictions, and other general economic conditions. The company views climate change risks as a global issue that requires collaboration among governments, private companies, consumers and other stakeholders to create meaningful solutions. These should meet the world’s increasing demand for affordable and reliable energy while creating opportunities to transition to a lower carbon future. The variety of potential transition pathways for society to a lower-carbon future, influenced by assumptions regarding economic growth, technology and governmental policy, indicates a wide range of uncertainty for the types and demand levels of energy.
The board of directors evaluates climate change risk in the context of overall enterprise risk, including other operational, strategic, and financial risks. The company considers the interactions among these factors as it pursues a strategy that is resilient to a wide range of potential pathways for society’s energy transition while continuing to grow shareholder value. It takes into account emerging industry and economic conditions and market and government policy uncertainties in developing its strategic plans and longer-term price views as part of its annual business planning process. The company continues to make progress on its greenhouse gas emission reduction plans and efforts to position the company for success in a lower-carbon energy future. It expects to play an important role in providing energy and products that are critical to economic growth while minimizing environmental impacts and supporting society’s ambition to achieve a lower-carbon energy future. The company continues to analyze internal and external scenarios of future energy markets to create a deeper understanding of what resiliency requires and which opportunities could emerge, but the assumptions and outcome of any given scenario or set of scenarios come with a high degree of uncertainty.
To the extent the planning process results in any significant changes to the company’s current development plans for its portfolio, certain assets could be at risk for impairment. The company will complete any required asset recoverability assessments in connection with the preparation and review of the company’s year-end
financial statements for inclusion in its 2021 Form
10-K.
Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments.
Third quarter 2021 vs. third quarter 2020
The company recorded net income of $908 million or $1.29 per share on a diluted basis in the third quarter of 2021, up from net income of $3 million or $0.00 per share in the same period of 2020.

IMPERIAL OIL LIMITED

Upstream recorded net income of $524 million in the third quarter of 2021, compared to a net loss of $74 million in the same period of 2020. Improved results reflect higher realizations of about $730 million and higher volumes of about $350 million. These items were partially offset by higher operating expenses of about $210 million, higher royalties of about $190 million and unfavourable foreign exchange impacts of about $60 million.
West Texas Intermediate (WTI) averaged US$70.52 per barrel in the third quarter of 2021, up from US$40.93 per barrel in the same quarter of 2020. Western Canada Select (WCS) averaged US$57.08 per barrel and US$31.81 per barrel for the same periods. The WTI / WCS differential averaged approximately US$13 per barrel for the third quarter of 2021, up from around US$9 in the same period of 2020.
The Canadian dollar averaged US$0.79 in the third quarter of 2021, an increase of US$0.04 from the third quarter of 2020.
Imperial’s average Canadian dollar realizations for bitumen increased in the quarter, generally in line with WCS. Bitumen realizations averaged $60.44 per barrel in the third quarter of 2021, up from $35.95 per barrel in the third quarter of 2020. The company’s average Canadian dollar realizations for synthetic crude increased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $85.94 per barrel in the third quarter of 2021, up from $50.79 per barrel in the same period of 2020.
Total gross production of Kearl bitumen averaged 274,000 barrels per day in the third quarter (194,000 barrels Imperial’s share), up from 189,000 barrels per day (134,000 barrels Imperial’s share) in the third quarter of 2020. Higher production was primarily driven by the absence of a prior year third-party pipeline outage, market-demand production balancing, and impacts associated with planned turnaround activities.
Gross production of Cold Lake bitumen averaged 135,000 barrels per day in the third quarter, up from 131,000 barrels per day in the same period of 2020.
The company’s share of gross production from Syncrude averaged 78,000 barrels per day, up from 67,000 barrels per day in the third quarter of 2020. Higher production was primarily driven by the absence of the prior year turnaround.
Downstream recorded net income of $293 million in the third quarter of 2021, compared to net income of $77 million in the same period of 2020. Improved results primarily reflect higher margins of about $280 million.
Refinery throughput averaged 404,000 barrels per day, up from 341,000 barrels per day in the third quarter of 2020. Capacity utilization was 94 percent, up from 81 percent in the third quarter of 2020. Higher throughput was driven by increased demand.
Petroleum product sales were 485,000 barrels per day, up from 449,000 barrels per day in the third quarter of 2020. Improved petroleum product sales were mainly due to increased demand.
Chemical net income was $121 million in the third quarter, up from $27 million in the same quarter of 2020, primarily due to higher polyethylene margins.
Corporate and other expenses were $30 million in the third quarter, up from $27 million in the same period of 2020.

IMPERIAL OIL LIMITED

Nine months 2021 vs. nine months 2020
Net income in the first nine months of 2021 was $1,666 million, or $2.31 per share on a diluted basis, compared to a net loss of $711 million or $0.97 per share in the first nine months of 2020.
Upstream recorded net income of $850 million for the first nine months of the year, compared to a net loss of $1,126 million in 2020. Improved results reflect higher realizations of about $2,570 million and higher volumes of about $620 million. These items were partially offset by higher royalties of about $490 million, higher operating expenses of about $490 million, and unfavourable foreign exchange impacts of about $180 million.
West Texas Intermediate averaged US$65.04 per barrel in the first nine months of 2021, up from US$38.10 per barrel in 2020. Western Canada Select averaged US$52.45 per barrel and US$24.72 per barrel for the same periods. The WTI / WCS differential of approximately US$13 per barrel in the first nine months of 2021, was generally in line with the same period of 2020.
The Canadian dollar averaged US$0.80 in the first nine months of 2021, an increase of US$0.06 from 2020.
Imperial’s average Canadian dollar realizations for bitumen increased in the first nine months of 2021, generally in line with WCS. Bitumen realizations averaged $55.30 per barrel, up from $22.24 per barrel in the same period of 2020. The company’s average Canadian dollar realizations for synthetic crude increased generally in line with WTI, adjusted for changes in exchange rates and transportation costs. Synthetic crude realizations averaged $77.62 per barrel, up from $49.06 per barrel in the same period of 2020.
Total gross production of Kearl bitumen averaged 260,000 barrels per day in the first nine months of 2021 (185,000 barrels Imperial’s share), up from 202,000 barrels per day (143,000 barrels Imperial’s share) in the same period of 2020. Higher production was primarily driven by the absence of prior year production balancing with market demands and the outage of a third-party pipeline.
Gross production of Cold Lake bitumen averaged 139,000 barrels per day in the first nine months of 2021, up from 131,000 barrels per day in the same period of 2020.
During the first nine months of 2021, the company’s share of gross production from Syncrude averaged 68,000 barrels per day, up from 63,000 barrels per day in the same period of 2020.
Downstream net income was $645 million for the first nine months of the year, up from $447 million in the same period of 2020. Results have improved due to higher margins of about $330 million, partially offset by unfavourable foreign exchange impacts of about $120 million.
Refinery throughput averaged 367,000 barrels per day in the first nine months of 2021, up from 334,000 barrels per day in the same period of 2020. Capacity utilization was 86 percent, up from 79 percent in the same period of 2020. Higher throughput was driven by reduced impacts associated with the
COVID-19
pandemic, partially offset by a planned turnaround at Strathcona.
Petroleum product sales were 442,000 barrels per day in the first nine months of 2021, up from 423,000 barrels per day in the same period of 2020. Improved petroleum product sales were mainly due to reduced impacts associated with the
COVID-19
pandemic.
Chemical net income was $297 million in the first nine months of 2021, up from $55 million in the same period of 2020, primarily due to higher polyethylene margins.
Corporate and other expenses were $126 million in the first nine months of 2021, up from $87 million in the same period of 2020, mainly due to higher share-based compensation costs.

IMPERIAL OIL LIMITED

Liquidity and capital resources
Cash flow generated from operating activities was $1,947 million in the third quarter, up from $875 million in the corresponding period in 2020, primarily reflecting higher Upstream realizations and Downstream margins.
Investing activities used net cash of $259 million in the third quarter, compared with $125 million used in the same period of 2020. Full-year 2021 capital and exploration expenditures are now expected to be around $1.1 billion, down from previous guidance of $1.2 billion.
Cash used in financing activities was $589 million in the third quarter, compared with $166 million used in the third quarter of 2020. Dividends paid in the third quarter of 2021 were $195 million. The per share dividend paid in the third quarter was $0.27, an increase of $0.05 from the same period of 2020. During the third quarter, the company, under its share purchase program, purchased about 9.0 million shares for $313 million, including shares purchased from Exxon Mobil Corporation. In the third quarter of 2020, the company did not purchase any shares under its share purchase program.
The company’s cash balance was $1,875 million at September 30, 2021, versus $817 million at the end of third quarter 2020.
During the second quarter of 2021, the company extended the maturity dates of two of its short-term lines of credit, totalling $750 million, to May 2023 and extended its $300 million committed short-term line of credit to June 2022. The company has not drawn on any of its $1,300 million of available credit facilities.
Cash flow generated from operating activities was $3,844 million in the first nine months of 2021, up from $482 million in the same period of 2020, primarily reflecting higher Upstream realizations and Downstream margins.
Investing activities used net cash of $613 million in the first nine months of 2021, up from $605 million used in the same period of 2020. Full-year 2021 capital and exploration expenditures are now expected to be around $1.1 billion, down from previous guidance of $1.2 billion.
Cash used in financing activities was $2,127 million in the first nine months of 2021, up from $778 million used in the same period of 2020. Dividends paid in the first nine months of 2021 were $518 million. The per share dividend paid in the first nine months of 2021 was $0.71, up from $0.66 in the same period of 2020. During the first nine months of 2021, the company, under its share purchase program, purchased about 38.5 million shares for $1,484 million, including shares purchased from Exxon Mobil Corporation. In the first nine months of 2020, the company purchased about 9.8 million shares for $274 million, including shares purchased from Exxon Mobil Corporation.
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

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; the variety of potential transition pathways for society to a lower-carbon future indicating a wide range of uncertainty for types and demand levels of energy; the company’s efforts with respect to climate risk, including the evaluation of climate risk in the context of overall enterprise risk and the ability to pursue a strategy resilient to a wide range of pathways for society’s energy transition while growing shareholder value; progress on greenhouse gas emission reduction plans and efforts to position the company for success in a lower-carbon energy future; and the company’s role in providing products critical to economic growth, minimizing environmental impacts and supporting society’s ambition to achieve a lower-carbon energy future; plans for purchases under the amended share purchase program; and full-year capital and exploration expenditures of $1.1 billion for 2021.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; the adoption and impact of new facilities, technologies or products, including on reductions to greenhouse gases; plans to mitigate climate risk and the resilience of company strategy to a range of pathways for society’s energy transition; applicable laws and government policies, including restrictions in response to
COVID-19
and environmental regulation; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets, including the possible shutdown of facilities due to
COVID-19
outbreaks; and capital and environmental expenditures could differ materially depending on a number of factors.
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
environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; environmental risks inherent in oil and gas exploration and production activities; management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
unanticipated technical or operational difficulties; project management and schedules and timely completion of projects; the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; operational hazards and risks; the receipt, in a timely manner, of regulatory and third-party approvals; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K
and subsequent interim reports on Form
10-Q.
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
Information about market risks for the nine months ended September 30, 2021, does not differ materially from that discussed on page 32 of the company’s annual report on Form
10-K
for the year ended December 31, 2020 and on page 24 of the Form
10-Q
for the quarter ended June 30, 2021.

Item 4.	Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.

Item 2.	Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)

July 2021
(July 1 - July 31)	2,988,970	35.22	2,988,970	32,452,369
August 2021
(August 1 - August 31)	2,988,983	33.38	2,988,983	29,463,386
September 2021
(September 1 - September 30)	2,989,039	35.94	2,989,039	26,474,347

(a)
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

Imperial Oil Limited (Registrant)

Date: November 3, 2021	/s/ Daniel E. Lyons ---------------------------------------------------
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller (Principal accounting officer)

Date: November 3, 2021	/s/ Cathryn Walker ---------------------------------------------------
(Signature)
Cathryn Walker Assistant corporate secretary

27