Form 10-Q
period 2022-03-31
IMPERIAL OIL LTD
filed 2022-05-04
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of March 31, 2022 was 669,143,714.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form
10-K
for the year ended December 31, 2021. Note that numbers may not add due to rounding.
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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION
 Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months
	to March 31
millions of Canadian dollars	2022	2021
Revenues and other income
Revenues (a)	12,657	6,992
Investment and other income (note 3)	29	6
Total revenues and other income	12,686	6,998

Expenses
Exploration	2	2
Purchases of crude oil and products (b)	8,350	3,887
Production and manufacturing (c)	1,659	1,485
Selling and general (c)	225	189
Federal excise tax and fuel charge	479	404
Depreciation and depletion	426	494
Non-service pension and postretirement benefit	4	11
Financing (d) (note 5)	7	14
Total expenses	11,152	6,486

Income (loss) before income taxes	1,534	512

Income taxes	361	120

Net income (loss)	1,173	392

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	1.75	0.53
Net income (loss) per common share - diluted (note 9)	1.75	0.53
(a) Amounts from related parties included in revenues.	3,959	1,508
(b) Amounts to related parties included in purchases of crude oil and products.	650	515
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	118	116
(d) Amounts to related parties included in financing (note 5).	4	11
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)
	Three Months
	to March 31
millions of Canadian dollars	2022	2021
Net income (loss)	1,173	392

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	24	54

Amortization of postretirement benefits liability adjustment included in net benefit costs	21	33
Total other comprehensive income (loss)	45	87

Comprehensive income (loss)	1,218	479
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at	As at
	Mar 31	Dec 31
millions of Canadian dollars	2022	2021
Assets
Current assets
Cash	3,149	2,153
Accounts receivable - net (a)	5,413	3,869
Inventories of crude oil and products	1,374	1,102
Materials, supplies and prepaid expenses	782	689
Total current assets	10,718	7,813
Investments and long-term receivables (b)	754	757
Property, plant and equipment,	56,925	56,762
less accumulated depreciation and depletion	(25,818)	(25,522)
Property, plant and equipment, net	31,107	31,240
Goodwill	166	166
Other assets, including intangibles - net	1,065	806
Total assets	43,810	40,782

Liabilities
Current liabilities
Notes and loans payable	122	122
Accounts payable and accrued liabilities (a) (note 7)	7,364	5,184
Income taxes payable	1,165	248
Total current liabilities	8,651	5,554
Long-term debt (c) (note 6)	5,049	5,054
Other long-term obligations (note 7)	3,426	3,897
Deferred income tax liabilities	4,408	4,542
Total liabilities	21,534	19,047

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,237	1,252
Earnings reinvested	22,171	21,660
Accumulated other comprehensive income (loss) (note 10)	(1,132)	(1,177)
Total shareholders’ equity	22,276	21,735

Total liabilities and shareholders’ equity	43,810	40,782
(a) Accounts receivable - net included net amounts receivable from related parties of $1,632 million (2021 - $1,031 million).
(b) Investments and long-term receivables included amounts from related parties of $297 million (2021 - $298 million).
(c) Long-term debt included amounts to related parties of $4,447 million (2021 - $4,447 million).
(d) Number of common shares authorized and outstanding were 1,100 million and 669 million, respectively (2021 - 1,100 million and 678 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months
	to March 31
millions of Canadian dollars	2022	2021
Common shares at stated value (note 9)
At beginning of period	1,252	1,357
Share purchases at stated value	(15)	-
At end of period	1,237	1,357

Earnings reinvested
At beginning of period	21,660	22,050
Net income (loss) for the period	1,173	392
Share purchases in excess of stated value	(434)	-
Dividends declared	(228)	(161)
At end of period	22,171	22,281

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,177)	(1,989)
Other comprehensive income (loss)	45	87
At end of period	(1,132)	(1,902)

Shareholders’ equity at end of period	22,276	21,736

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Three Months
Inflow (outflow)	to March 31
millions of Canadian dollars	2022	2021
Operating activities
Net income (loss)	1,173	392
Adjustments for non-cash items:
Depreciation and depletion	426	494
(Gain) loss on asset sales (note 3)	(20)	(3)
Deferred income taxes and other	(331)	60
Changes in operating assets and liabilities:
Accounts receivable	(1,544)	(469)
Inventories, materials, supplies and prepaid expenses	(364)	(159)
Income taxes payable	459	21
Accounts payable and accrued liabilities	2,144	584
All other items - net (b)	(29)	125
Cash flows from (used in) operating activities	1,914	1,045

Investing activities
Additions to property, plant and equipment	(304)	(167)
Proceeds from asset sales (note 3)	24	7
Loans to equity companies - net	1	13
Cash flows from (used in) investing activities	(279)	(147)

Financing activities
Short-term debt - net	-	(36)
Reduction in finance lease obligations (note 6)	(5)	(4)
Dividends paid	(185)	(162)
Common shares purchased (note 9)	(449)	-
Cash flows from (used in) financing activities	(639)	(202)

Increase (decrease) in cash	996	696
Cash at beginning of period	2,153	771
Cash at end of period (a)	3,149	1,467
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included contributions to registered pension plans.	(50)	(28)

Income taxes (paid) refunded.	(223)	1
Interest (paid), net of capitalization.	(12)	(13)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1.	Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2021 annual report on Form
10-K.
In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2022, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a)	99	2,142	12,191	4,527	367	323
Intersegment sales	4,431	1,351	1,833	773	104	53
Investment and other income (note 3)	4	-	21	5	-	-
	4,534	3,493	14,045	5,305	471	376
Expenses
Exploration	2	2	-	-	-	-
Purchases of crude oil and products	1,890	1,834	12,512	4,020	315	209
Production and manufacturing	1,249	1,109	356	326	54	50
Selling and general	-	-	147	133	23	25
Federal excise tax and fuel charge	-	-	479	404	-	-
Depreciation and depletion	373	445	41	39	5	4
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	-	1	-	-	-	-
Total expenses	3,514	3,391	13,535	4,922	397	288
Income (loss) before income taxes	1,020	102	510	383	74	88
Income tax expense (benefit)	238	23	121	91	18	21
Net income (loss)	782	79	389	292	56	67
Cash flows from (used in) operating activities	1,447	531	375	462	67	62
Capital and exploration expenditures (b)	222	85	68	68	1	2
Total assets as at March 31	29,182	31,754	10,179	4,909	501	462

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a)	-	-	-	-	12,657	6,992
Intersegment sales	-	-	(6,368)	(2,177)	-	-
Investment and other income (note 3)	4	1	-	-	29	6
	4	1	(6,368)	(2,177)	12,686	6,998
Expenses
Exploration	-	-	-	-	2	2
Purchases of crude oil and products	-	-	(6,367)	(2,176)	8,350	3,887
Production and manufacturing	-	-	-	-	1,659	1,485
Selling and general	56	32	(1)	(1)	225	189
Federal excise tax and fuel charge	-	-	-	-	479	404
Depreciation and depletion	7	6	-	-	426	494
Non-service pension and postretirement benefit	4	11	-	-	4	11
Financing (note 5)	7	13	-	-	7	14
Total expenses	74	62	(6,368)	(2,177)	11,152	6,486
Income (loss) before income taxes	(70)	(61)	-	-	1,534	512
Income tax expense (benefit)	(16)	(15)	-	-	361	120
Net income (loss)	(54)	(46)	-	-	1,173	392
Cash flows from (used in) operating activities	25	(10)	-	-	1,914	1,045
Capital and exploration expenditures (b)	5	8	-	-	296	163
Total assets as at March 31	4,136	2,346	(188)	(464)	43,810	39,007

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $2,504 million (2021 - $1,569 million).
(b)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

3.	Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2022	2021
Proceeds from asset sales	24	7
Book value of asset sales	4	4
Gain (loss) on asset sales, before tax	20	3
Gain (loss) on asset sales, after tax	16	2

4.	Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2022	2021
Pension benefits:
Service cost	70	81
Interest cost	73	68
Expected return on plan assets	(103)	(107)
Amortization of prior service cost	4	4
Amortization of actuarial loss (gain)	22	36
Net benefit cost	66	82

Other postretirement benefits:
Service cost	6	7
Interest cost	6	6
Amortization of actuarial loss (gain)	2	4
Net benefit cost	14	17

5.	Financing costs

	Three Months to March 31
millions of Canadian dollars	2022	2021
Debt-related interest	12	21
Capitalized interest	(5)	(8)
Net interest expense	7	13
Other interest	-	1
Total financing	7	14

IMPERIAL OIL LIMITED

6.	Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2022	2021
Long-term debt	4,447	4,447
Finance leases	602	607
Total long-term debt	5,049	5,054

7.	Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2022	2021
Employee retirement benefits (a)	1,326	1,362
Asset retirement obligations and other environmental liabilities (b)	1,713	1,713
Share-based incentive compensation liabilities	111	79
Operating lease liability (c)	138	147
Other obligations	138	596
Total other long-term obligations	3,426	3,897
(a)	Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2021 - $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $102 million in current liabilities (2021 - $102 million).
(c)
Total operating lease liability also included $95 million in current liabilities (2021 - $102 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $0 million (2021 - $5 million).

IMPERIAL OIL LIMITED

8.	Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2022 and December 31, 2021, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company uses commodity-based contracts, including derivative instruments to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated statement of income on a net basis in the line “Revenues”. The company does not designate derivative instruments as a hedge for hedge accounting purposes.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments was:

	As at Mar 31	As at Dec 31
thousands of barrels	2022	2021
Crude	(620)	7,390
Products	(70)	(560)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Three Months to March 31
millions of Canadian dollars	2022	2021
Revenues	37	-
Purchases of crude oil and products	-	(14)
Total	37	(14)

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

At March 31, 2022
millions of Canadian dollars
	Fair value				Effect of	Effect of	Net
					counterparty	collateral	carrying
	Level 1	Level 2	Level 3	Total	netting	netting	value
Assets
Derivative assets (a)	48	18	-	66	(59)	-	7

Liabilities
Derivative liabilities (b)	53	25	-	78	(59)	(4)	15
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable—net” and “Other assets, including intangibles - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.

At December 31, 2021
millions of Canadian dollars
	Fair value				Effect of	Effect of	Net
					counterparty	collateral	carrying
	Level 1	Level 2	Level 3	Total	netting	netting	value
Assets
Derivative assets (a)	24	17	-	41	(31)	-	10

Liabilities
Derivative liabilities (b)	31	12	-	43	(31)	(7)	5
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable - net” and “Other assets, including intangibles - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.
At March 31, 2022 and December 31, 2021, the company had $47 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED

9.	Common shares

	As of	As of
	Mar 31	Dec 31
thousands of shares	2022	2021
Authorized	1,100,000	1,100,000
Common shares outstanding	669,144	678,080
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
On April 29, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $2,500,000,000 of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	7	-
Purchases at stated value	(56,004)	(105)
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	-	-
Purchases at stated value	(8,936)	(15)
Balance as at March 31, 2022	669,144	1,237

IMPERIAL OIL LIMITED

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months
	to March 31
	2022	2021
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	1,173	392
Weighted average number of common shares outstanding (millions of shares)	670.5	734.1
Net income (loss) per common share (dollars)	1.75	0.53

Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	1,173	392
Weighted average number of common shares outstanding (millions of shares)	670.5	734.1
Effect of employee share-based awards (millions of shares)	1.4	1.6
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	671.9	735.7
Net income (loss) per common share (dollars)	1.75	0.53

Dividends per common share - declared (dollars)	0.34	0.22

IMPERIAL OIL LIMITED

10. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2022	2021
Balance at January 1	(1,177)	(1,989)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	24	54
Amounts reclassified from accumulated other comprehensive income	21	33
Balance at March 31	(1,132)	(1,902)

Amounts reclassified out of accumulated other comprehensive income (loss) - before tax income (expense):

	Three Months
	to March 31
millions of Canadian dollars	2022	2021
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(28)	(44)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months
	to March 31
millions of Canadian dollars	2022	2021
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	8	17
Amortization of postretirement benefits liability adjustment included in net benefit cost	7	11

Total	15	28

IMPERIAL OIL LIMITED

Item 2.	Management’s discussion and analysis of financial condition and results of operations
Non-GAAP
financial measures and other specified financial measures
Certain measures included in this document are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute
“non-GAAP
financial measures” under Securities and Exchange Commission Regulation G, and “specified financial measures” under National Instrument
52-112
Non-GAAP
and Other Financial Measures Disclosure
of the Canadian Securities Administrators.
Reconciliation of these
non-GAAP
financial measures to the most comparable GAAP measure, and other information required by these regulations have been provided.
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
basis.
Reconciliation of net income (loss) excluding identified items
There were no identified items in the first quarter of 2022 and 2021.

IMPERIAL OIL LIMITED

Current business environment
During the
COVID-19
pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. Across late 2021 and early 2022, this dynamic, along with supply chain constraints, and a continuation of demand recovery led to a steady increase in oil and natural gas prices. In the first quarter of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of crude oil and certain regional natural gas indicators increased to levels not seen for several years.
Operating results
First quarter 2022 vs. first quarter 2021

	First Quarter
millions of Canadian dollars, unless noted	2022	2021
Net income (loss) (U.S. GAAP)	1,173	392
Net income (loss) per common share, assuming dilution (dollars)	1.75	0.53
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand and supply chain constraints. Average bitumen realizations increased by $42.17 per barrel generally in line with WCS and synthetic crude oil realizations increased by $49.83 per barrel generally in line with WTI.
Volumes – Lower volumes primarily driven by extreme cold weather and unplanned downtime at Kearl.
Royalty – Higher royalties primarily driven by improved commodity prices.
Marker prices and average realizations

	First Quarter
Canadian dollars, unless noted	2022	2021
West Texas Intermediate (US$)	95.01	58.14
Western Canada Select (US$)	80.46	45.64
WTI/WCS Spread (US$)	14.55	12.50
Bitumen (per barrel)	89.36	47.19
Synthetic crude oil (per barrel)	117.24	67.41
Average foreign exchange rate (US$)	0.79	0.79

IMPERIAL OIL LIMITED

Production

	First Quarter
thousands of barrels per day	2022	2021
Kearl (Imperial’s share)	132	178
Cold Lake	140	140
Syncrude (Imperial’s share) (a)	77	79

Kearl total gross production (thousands of barrels per day)	186	251
(a) In the first quarter of 2022, Syncrude (Imperial’s share) gross production included about 1 thousand barrels per day of bitumen (2021 - rounded to 0 thousand barrels per day) that was exported to the operator’s facilities using an existing interconnect pipeline.
Lower production at Kearl was primarily a result of extreme cold weather and unplanned downtime.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Refinery utilization and petroleum product sales
	First Quarter
thousands of barrels per day, unless noted	2022	2021
Refinery throughput	399	364
Refinery capacity utilization (percent)	93	85
Petroleum product sales	447	414
Improved refinery throughput in the first quarter of 2022 primarily reflects increased demand.
Improved petroleum product sales in the first quarter of 2022 were mainly due to increased demand.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED

Corporate and other

	First Quarter
millions of Canadian dollars	2022	2021
Net income (loss) (U.S. GAAP)	(54)	(46)
Liquidity and capital resources

	First Quarter
millions of Canadian dollars	2022	2021
Cash flow generated from (used in):
Operating activities	1,914	1,045
Investing activities	(279)	(147)
Financing activities	(639)	(202)
Increase (decrease) in cash and cash equivalents	996	696

Cash and cash equivalents at period end	3,149	1,467
Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins, and favourable working capital impacts.
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment.
Cash flow used in financing activities primarily reflects:

	First Quarter
millions of Canadian dollars, unless noted	2022	2021
Dividends paid	185	162
Per share dividend paid (dollars)	0.27	0.22
Share repurchases (a)	449	-
Number of shares purchased (millions) (a)	8.9	-
(a) Share repurchases were made under the company’s normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid.
The company completed share repurchases under its normal course issuer bid on January 31, 2022. The company did not purchase shares during the first quarter of 2021.
On April 29, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $2,500,000,000 of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; the company’s intention to initiate a substantial issuer bid, including the size, timing for determining the terms and pricing, commencement, structure and ExxonMobil’s intent to make a proportionate tender; updated earnings sensitivities; and the company’s continued evaluation of renewal of its normal course issuer bid program.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; commodity prices, foreign exchange rates and general market conditions; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; that the necessary exemptive relief to proceed with the substantial issuer bid under applicable securities laws will be received on the timeline anticipated; ExxonMobil making a proportionate tender in connection with the substantial issuer bid; cash generation, financing sources and capital structure, including the timing and amount of share repurchases; capital and environmental expenditures; the adoption and impact of new facilities or technologies on reductions to GHG emissions intensity; receipt of regulatory approvals; applicable laws and government policies, including with respect to climate change and GHG emissions reductions; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets; the company’s ability to effectively execute on its business continuity plans and pandemic response activities; and commodity prices, foreign exchange rates and general market conditions could differ materially depending on a number of factors.
These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, the impact of
COVID-19
on demand and the occurrence of wars; availability and allocation of capital; the receipt, in a timely manner, of regulatory and third-party approvals; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
operational hazards and risks; availability and performance of third-party service providers, including in light of restrictions related to
COVID-19;
environmental risks inherent in oil and gas exploration and production activities; political or regulatory events, including changes in law or government policy such as tax laws, production curtailment and actions in response to
COVID-19;
the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; cybersecurity incidents, including increased reliance on remote working arrangements; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K.
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

IMPERIAL OIL LIMITED

Item 3.  Quantitative and qualitative disclosures about market risk
Information about market risks for the three months ended March 31, 2022, does not differ materially from that discussed on page 33 of the company’s annual report on Form
10-K
for the year ended December 31, 2021. The following table details those earnings sensitivities that have been updated from the fiscal year-end
to reflect current market conditions.

Earnings Sensitivities (a)

millions of Canadian dollars after tax

One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	105
One dollar (U.S.) per barrel increase (decrease) in light and heavy crude price differentials	+ (-)	35
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	200

(a)	Each sensitivity calculation shows the annual impact on net income resulting from a change in one factor, after tax and royalties and holding all other factors constant. These sensitivities have been updated to reflect current market conditions. They may not apply proportionately to larger fluctuations.
Item 4.  Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 1.  Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.
Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 2022
(January 1 - January 31)	8,936,150	50.30	8,936,150	-
February 2022
(February 1 - February 28)	-	-	-	-
March 2022
(March 1 - March 31)	-	-	-	-
(a)
On June 23, 2021, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 35,583,671 common shares during the period June 29, 2021 to June 28, 2022. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program ended on January 31, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

On April 29, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $2,500,000,000 of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
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

Imperial Oil Limited
(Registrant)

Date:	May 4, 2022	/s/ Daniel E. Lyons

(Signature)
Daniel E. Lyons
Senior vice-president, finance and
administration, and controller
(Principal accounting officer)

Date:	May 4, 2022	/s/ Cathryn Walker

(Signature)
Cathryn Walker
Assistant corporate secretary