Form 10-Q
period 2022-06-30
IMPERIAL OIL LTD
filed 2022-08-03
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
of the Exchange Act of 1934.

Large accelerated file r	✓	Smaller reporting company
Non-accelerated filer		Emerging growth company
Accelerated filer
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act of 1934).
  YES

  NO

✓

The number of common shares outstanding, as of June 30, 2022 was 636,676,182.

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

IMPERIAL OIL LIMITED

PART I. FINANCIAL INFORMATION
Item 1. Financial statements
 Consolidated statement of income (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Revenues and other income
Revenues (a)	17,285	8,007	29,942	14,999
Investment and other income (note 3)	22	40	51	46
Total revenues and other income	17,307	8,047	29,993	15,045

Expenses
Exploration	1	2	3	4
Purchases of crude oil and products (b)	11,021	4,867	19,371	8,754
Production and manufacturing (c)	1,908	1,569	3,567	3,054
Selling and general (c)	191	200	416	389
Federal excise tax and fuel charge	553	465	1,032	869
Depreciation and depletion	451	450	877	944
Non-service pension and postretirement benefit	5	10	9	21
Financing (d) (note 5)	11	13	18	27
Total expenses	14,141	7,576	25,293	14,062

Income (loss) before income taxes	3,166	471	4,700	983

Income taxes	757	105	1,118	225

Net income (loss)	2,409	366	3,582	758

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	3.63	0.51	5.37	1.04
Net income (loss) per common share - diluted (note 9)	3.63	0.50	5.36	1.04
(a) Amounts from related parties included in revenues.	5,175	1,405	9,134	2,913
(b) Amounts to related parties included in purchases of crude oil and products.	1,129	666	1,779	1,181
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	116	106	234	222
(d) Amounts to related parties included in financing (note 5).	13	10	17	21
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of comprehensive income (U.S. GAAP, unaudited)
			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Net income (loss)	2,409	366	3,582	758

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	-	-	24	54

Amortization of postretirement benefits liability adjustment included in net benefit costs	21	33	42	66
Total other comprehensive income (loss)	21	33	66	120

Comprehensive income (loss)	2,430	399	3,648	878
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated balance sheet (U.S. GAAP, unaudited)

	As at	As at
	June 30	Dec 31
millions of Canadian dollars	2022	2021
Assets
Current assets
Cash	2,867	2,153
Accounts receivable - net (a)	6,839	3,869
Inventories of crude oil and products	1,394	1,102
Materials, supplies and prepaid expenses	789	689
Total current assets	11,889	7,813
Investments and long-term receivables (b)	754	757
Property, plant and equipment,	57,222	56,762
less accumulated depreciation and depletion	(26,256)	(25,522)
Property, plant and equipment, net (note 11)	30,966	31,240
Goodwill	166	166
Other assets, including intangibles - net	1,117	806
Total assets	44,892	40,782

Liabilities
Current liabilities
Notes and loans payable	122	122
Accounts payable and accrued liabilities (a) (note 7)	7,947	5,184
Income taxes payable	2,018	248
Total current liabilities	10,087	5,554
Long-term debt (c) (note 6)	5,044	5,054
Other long-term obligations (note 7)	3,453	3,897
Deferred income tax liabilities	4,329	4,542
Total liabilities	22,913	19,047

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,177	1,252
Earnings reinvested	21,913	21,660
Accumulated other comprehensive income (loss) (note 10)	(1,111)	(1,177)
Total shareholders’ equity	21,979	21,735

Total liabilities and shareholders’ equity	44,892	40,782
(a)	Accounts receivable - net included net amounts receivable from related parties of $1,888 million (2021 - $1,031 million).
(b)	Investments and long-term receivables included amounts from related parties of $296 million (2021 - $298 million).
(c)	Long-term debt included amounts to related parties of $4,447 million (2021 - $4,447 million).
(d)	Number of common shares authorized and outstanding were 1,100 million and 637 million, respectively (2021 - 1,100 million and 678 million, respectively).
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Common shares at stated value (note 9)
At beginning of period	1,237	1,357	1,252	1,357
Share purchases at stated value	(60)	(55)	(75)	(55)
At end of period	1,177	1,302	1,177	1,302

Earnings reinvested
At beginning of period	22,171	22,281	21,660	22,050
Net income (loss) for the period	2,409	366	3,582	758
Share purchases in excess of stated value	(2,440)	(1,116)	(2,874)	(1,116)
Dividends declared	(227)	(195)	(455)	(356)
At end of period	21,913	21,336	21,913	21,336

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,132)	(1,902)	(1,177)	(1,989)
Other comprehensive income (loss)	21	33	66	120
At end of period	(1,111)	(1,869)	(1,111)	(1,869)

Shareholders’ equity at end of period	21,979	20,769	21,979	20,769
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

 Consolidated statement of cash flows (U.S. GAAP, unaudited)

			Six Months
Inflow (outflow)	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Operating activities
Net income (loss)	2,409	366	3,582	758
Adjustments for non-cash items:
Depreciation and depletion	451	450	877	944
(Gain) loss on asset sales (note 3)	(4)	(24)	(24)	(27)
Deferred income taxes and other	(149)	76	(480)	136
Changes in operating assets and liabilities:
Accounts receivable	(1,426)	(775)	(2,970)	(1,244)
Inventories, materials, supplies and prepaid expenses	(27)	58	(391)	(101)
Income taxes payable	853	21	1,312	42
Accounts payable and accrued liabilities	499	655	2,643	1,239
All other items - net (c)	76	25	47	150
Cash flows from (used in) operating activities	2,682	852	4,596	1,897

Investing activities
Additions to property, plant and equipment	(333)	(241)	(637)	(408)
Proceeds from asset sales (note 3) (b)	102	35	126	42
Loans to equity companies - net	1	(1)	2	12
Cash flows from (used in) investing activities	(230)	(207)	(509)	(354)

Financing activities
Short-term debt - net	-	-	-	(36)
Reduction in finance lease obligations (note 6)	(6)	(4)	(11)	(8)
Dividends paid	(228)	(161)	(413)	(323)
Common shares purchased (note 9)	(2,500)	(1,171)	(2,949)	(1,171)
Cash flows from (used in) financing activities	(2,734)	(1,336)	(3,373)	(1,538)

Increase (decrease) in cash	(282)	(691)	714	5
Cash at beginning of period	3,149	1,467	2,153	771
Cash at end of period (a)	2,867	776	2,867	776
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included $94 million deposit for the potential sale of XTO Energy Canada (note 11).
(c) Included contributions to registered pension plans.	(46)	(42)	(96)	(70)

Income taxes (paid) refunded.	(52)	27	(275)	28
Interest (paid), net of capitalization.	(10)	(14)	(22)	(27)
The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Notes to consolidated financial statements (unaudited)

1.	Basis of financial statement preparation
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
The results for the six months ended June 30, 2022, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2.	Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	119	2,616	16,752	5,015	414	376
Intersegment sales	5,827	1,312	2,024	788	149	79
Investment and other income (note 3)	3	6	9	28	-	1
	5,949	3,934	18,785	5,831	563	456
Expenses
Exploration	1	2	-	-	-	-
Purchases of crude oil and products	2,357	2,044	16,261	4,760	401	240
Production and manufacturing	1,423	1,166	418	357	67	46
Selling and general	-	-	153	142	22	22
Federal excise tax and fuel charge	-	-	553	465	-	-
Depreciation and depletion	395	399	45	39	4	5
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	1	-	-	-	-	-
Total expenses	4,177	3,611	17,430	5,763	494	313
Income (loss) before income taxes	1,772	323	1,355	68	69	143
Income tax expense (benefit)	426	76	322	8	16	34
Net income (loss)	1,346	247	1,033	60	53	109
Cash flows from (used in) operating activities	2,087	595	641	136	64	111
Capital and exploration expenditures (c)	233	130	69	120	2	2

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	-	-	-	-	17,285	8,007
Intersegment sales	-	-	(8,000)	(2,179)	-	-
Investment and other income (note 3)	10	5	-	-	22	40
	10	5	(8,000)	(2,179)	17,307	8,047
Expenses
Exploration	-	-	-	-	1	2
Purchases of crude oil and products	-	-	(7,998)	(2,177)	11,021	4,867
Production and manufacturing	-	-	-	-	1,908	1,569
Selling and general	18	38	(2)	(2)	191	200
Federal excise tax and fuel charge	-	-	-	-	553	465
Depreciation and depletion	7	7	-	-	451	450
Non-service pension and postretirement benefit	5	10	-	-	5	10
Financing (note 5)	10	13	-	-	11	13
Total expenses	40	68	(8,000)	(2,179)	14,141	7,576
Income (loss) before income taxes	(30)	(63)	-	-	3,166	471
Income tax expense (benefit)	(7)	(13)	-	-	757	105
Net income (loss)	(23)	(50)	-	-	2,409	366
Cash flows from (used in) operating activities	(110)	10	-	-	2,682	852
Capital and exploration expenditures (c)	10	7	-	-	314	259

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $3,871 million (2021 - $1,544 million).
(b)
Includes approximately 13% related to revenue outside the scope of ASC 606 “Revenue from Contracts with Customers” for the three months ended June 30, 2022. Trade receivables in Accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives
. Credit
quality and type of customer are generally similar
between
those revenues and receivables within the scope of ASC 606
 and those outside it
.

(c)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL
LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	218	4,758	28,943	9,542	781	699
Intersegment sales	10,258	2,663	3,857	1,561	253	132
Investment and other income (note 3)	7	6	30	33	-	1
	10,483	7,427	32,830	11,136	1,034	832
Expenses
Exploration	3	4	-	-	-	-
Purchases of crude oil and products	4,247	3,878	28,773	8,780	716	449
Production and manufacturing	2,672	2,275	774	683	121	96
Selling and general	-	-	300	275	45	47
Federal excise tax and fuel charge	-	-	1,032	869	-	-
Depreciation and depletion	768	844	86	78	9	9
Non-service pension and postretirement benefit	-	-	-	-	-	-
Financing (note 5)	1	1	-	-	-	-
Total expenses	7,691	7,002	30,965	10,685	891	601
Income (loss) before income taxes	2,792	425	1,865	451	143	231
Income tax expense (benefit)	664	99	443	99	34	55
Net income (loss)	2,128	326	1,422	352	109	176
Cash flows from (used in) operating activities	3,534	1,126	1,016	598	131	173
Capital and exploration expenditures (c)	455	215	137	188	3	4
Total assets as at June 30 (note 11)	28,961	31,931	11,649	5,352	505	481

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	-	-	-	-	29,942	14,999
Intersegment sales	-	-	(14,368)	(4,356)	-	-
Investment and other income (note 3)	14	6	-	-	51	46
	14	6	(14,368)	(4,356)	29,993	15,045
Expenses
Exploration	-	-	-	-	3	4
Purchases of crude oil and products	-	-	(14,365)	(4,353)	19,371	8,754
Production and manufacturing	-	-	-	-	3,567	3,054
Selling and general	74	70	(3)	(3)	416	389
Federal excise tax and fuel charge	-	-	-	-	1,032	869
Depreciation and depletion	14	13	-	-	877	944
Non-service pension and postretirement benefit	9	21	-	-	9	21
Financing (note 5)	17	26	-	-	18	27
Total expenses	114	130	(14,368)	(4,356)	25,293	14,062
Income (loss) before income taxes	(100)	(124)	-	-	4,700	983
Income tax expense (benefit)	(23)	(28)	-	-	1,118	225
Net income (loss)	(77)	(96)	-	-	3,582	758
Cash flows from (used in) operating activities	(85)	-	-	-	4,596	1,897
Capital and exploration expenditures (c)	15	15	-	-	610	422
Total assets as at June 30 (note 11)	4,016	1,606	(239)	(431)	44,892	38,939

IMPERIAL OIL LIMITED

(a)	Included export sales to the United States of $6,375 million (2021 - $3,113 million).
(b)
Includes approximately 11% related to revenue outside the scope of ASC 606 “Revenue from Contracts with Customers” for the six months ended June 30, 2022. Trade receivables in Accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives
. Credit
quality and type of customer are generally similar
between
those revenues and receivables within the scope of ASC 606
 and those outside it
.

(c)
Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

3.	Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2022	2021	2022	2021
Proceeds from asset sales	8	35	32	42
Book value of asset sales	4	11	8	15
Gain (loss) on asset sales, before tax	4	24	24	27
Gain (loss) on asset sales, after tax	3	22	19	24

4.	Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2022	2021	2022	2021
Pension benefits:
Service cost	70	81	140	162
Interest cost	74	68	147	136
Expected return on plan assets	(103)	(107)	(206)	(214)
Amortization of prior service cost	4	4	8	8
Amortization of actuarial loss (gain)	21	36	43	72
Net benefit cost	66	82	132	164

Other postretirement benefits:
Service cost	5	7	11	14
Interest cost	6	5	12	11
Amortization of actuarial loss (gain)	3	4	5	8
Net benefit cost	14	16	28	33

5.	Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2022	2021	2022	2021
Debt-related interest	20	20	32	41
Capitalized interest	(10)	(7)	(15)	(15)
Net interest expense	10	13	17	26
Other interest	1	-	1	1
Total financing	11	13	18	27

In June 2022, the company reduced its existing $500 million committed long-term line of credit to $250 million and extended the maturity date to June 30, 2023. The company also extended one of its $250 million committed long-term lines of credit to June 30, 2024. The company has not drawn on any of its outstanding $750 million of available credit facilities.

IMPERIAL OIL LIMITED

6.	Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2022	2021
Long-term debt	4,447	4,447
Finance leases	597	607
Total long-term debt	5,044	5,054

7.	Other long-term obligations

	As at June 30	As at Dec 31
millions of Canadian dollars	2022	2021
Employee retirement benefits (a)	1,323	1,362
Asset retirement obligations and other environmental liabilities (b)	1,733	1,713
Share-based incentive compensation liabilities	119	79
Operating lease liability (c)	122	147
Other obligations	156	596
Total other long-term obligations	3,453	3,897
(a)	Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2021 - $56 million).
(b)	Total asset retirement obligations and other environmental liabilities also included $102 million in current liabilities (2021 - $102 million).
(c)
Total operating lease liability also included $86 million in current liabilities (2021 - $102 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $11 million (2021 - $5 million).

IMPERIAL OIL LIMITED

8.	Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2022 and December 31, 2021, the fair value of long-term debt ($4,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at June 30	As at Dec 31
thousands of barrels	2022	2021
Crude	8,680	7,390
Products	(930)	(560)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax
basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2022	2021	2022	2021
Revenues	(51)	(9)	(14)	(9)
Purchases of crude oil and products	-	(19)	-	(33)
Total	(51)	(28)	(14)	(42)

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

At June 30, 2022
millions of Canadian dollars
	Fair value				Effect of	Effect of	Net
					counterparty	collateral	carrying
	Level 1	Level 2	Level 3	Total	netting	netting	value
Assets
Derivative assets (a)	35	25	-	60	(44)	(3)	13

Liabilities
Derivative liabilities (b)	32	47	-	79	(44)	-	35
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable - net” and “Other assets, including intangibles - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.

At December 31, 2021
millions of Canadian dollars
	Fair value				Effect of	Effect of	Net
					counterparty	collateral	carrying
	Level 1	Level 2	Level 3	Total	netting	netting	value
Assets
Derivative assets (a)	24	17	-	41	(31)	-	10

Liabilities
Derivative liabilities (b)	31	12	-	43	(31)	(7)	5
(a)	Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable - net” and “Other assets, including intangibles - net”.
(b)	Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.
At June 30, 2022 and December 31, 2021, the company had $16 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED

9.	Common shares

	As of	As of
	June 30	Dec 31
thousands of shares	2022	2021

Authorized	1,100,000	1,100,000
Common shares outstanding	636,676	678,080
The
12-month
normal course issuer bid program that was in place during the first quarter of 2022 came into effect June 29, 2021. The program enabled the company to purchase up to a maximum of 35,583,671 common shares (5 percent of the total shares on June 15, 2021), which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent. The program completed on January 31, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.
The current
12-month
normal course issuer bid program came into effect June 29, 2022 under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 31,833,809 common shares (5 percent of the total shares on June 15, 2022) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program and anticipates repurchasing all remaining allowable shares by the end of October 2022. Purchase plans may be modified at any time without prior notice.
On May 6, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company taking up and paying for 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares as the close of business on May 2, 2022. This included 22,597,379 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	7	-
Purchases at stated value	(56,004)	(105)
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	-	-
Purchases at stated value	(41,404)	(75)
Balance as at June 30, 2022	636,676	1,177

IMPERIAL OIL LIMITED

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

			Six Months
	Second Quarter		to June 30
	2022	2021	2022	2021
Net income (loss) per common share - basic
Net income (loss) (millions of Canadian dollars)	2,409	366	3,582	758
Weighted average number of common shares outstanding (millions of shares)	663.0	724.1	666.7	729.1
Net income (loss) per common share (dollars)	3.63	0.51	5.37	1.04
Net income (loss) per common share - diluted
Net income (loss) (millions of Canadian dollars)	2,409	366	3,582	758
Weighted average number of common shares outstanding (millions of shares)	663.0	724.1	666.7	729.1
Effect of employee share-based awards (millions of shares)	1.4	1.7	1.4	1.7
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	664.4	725.8	668.1	730.8
Net income (loss) per common share (dollars)	3.63	0.50	5.36	1.04
Dividends per common share - declared (dollars)	0.34	0.27	0.68	0.49

IMPERIAL OIL LIMITED

10. Other comprehensive income (loss) information

  Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2022	2021
Balance at January 1	(1,177)	(1,989)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	24	54
Amounts reclassified from accumulated other comprehensive income	42	66
Balance at June 30	(1,111)	(1,869)
  Amounts reclassified out of accumulated other comprehensive income (loss) -
before-tax
income (expense):

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(27)	(44)	(55)	(88)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).
Income tax expense (credit) for components of other comprehensive income (loss):

			Six Months
	Second Quarter		to June 30
millions of Canadian dollars	2022	2021	2022	2021
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	-	-	8	17
Amortization of postretirement benefits liability adjustment included in net benefit cost	6	11	13	22

Total	6	11	21	39
11. Divestment activities
Jointly with ExxonMobil Canada, Imperial signed an agreement in the second quarter with Whitecap Resources Inc. for the sale of its interests in XTO Energy Canada which include assets in the Montney and Duvernay areas of central Alberta, for approximately $1.9 billion ($0.9 billion Imperial’s share), subject to working capital and other adjustments. The transaction is expected to close prior to the end of the third quarter of 2022, subject to regulatory approvals. Imperial’s net assets held for sale associated with this transaction include about $0.9 billion of total assets (about $0.8 billion of property, plant and equipment) and about $0.1 billion total liabilities in the Upstream segment. The company estimates that total cash flow from the divestment will be approximately $0.9 billion, and expects to recognize a gain at closing of approximately $0.2 billion. Estimated gain and net cash flow could change due to market factors, working capital adjustments, tax impacts and closing dates.

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
Reconciliation of these
non-GAAP
financial measures to the most comparable GAAP measure, and other information required by these regulations, have been provided.
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
basis.
Reconciliation of net income (loss) excluding identified items
There were no identified items in the second quarter or
year-to-date
2022 and 2021.

IMPERIAL OIL LIMITED

Current business environment
During the
COVID-19
pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. Across late 2021 and the first half of 2022, this dynamic, along with supply chain constraints and a continuation of demand recovery, led to a steady increase in oil and natural gas prices and refining margins. In the first half of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of crude oil and certain regional natural gas indicators increased to levels not seen for several years. By the end of the second quarter, high prices had led to a tempering of demand for some products. Commodity and product prices are expected to remain volatile given the current global economic and geopolitical uncertainty affecting supply and demand.
Operating results
Second quarter 2022 vs. second quarter 2021

	Second Quarter
millions of Canadian dollars, unless noted	2022	2021
Net income (loss) (U.S. GAAP)	2,409	366
Net income (loss) per common share, assuming dilution (dollars)	3.63	0.50
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand and supply chain constraints. Average bitumen realizations increased by $55.01 per barrel generally in line with WCS, and synthetic crude oil realizations increased by $63.87 per barrel generally in line with WTI.
Volumes – Higher volumes primarily driven by the timing of turnaround activities at Syncrude, partially offset by downtime at Kearl.
Royalty – Higher royalties primarily driven by improved commodity prices.
Other – Includes higher operating expenses of about $180 million, primarily higher energy prices, partially offset by favourable foreign exchange impacts of about $60 million.
Marker prices and average realizations

	Second Quarter
Canadian dollars, unless noted	2022	2021
West Texas Intermediate (US$ per barrel)	108.52	66.17
Western Canada Select (US$ per barrel)	95.80	54.64
WTI/WCS Spread (US$ per barrel)	12.72	11.53
Bitumen (per barrel)	112.27	57.26
Synthetic crude oil (per barrel)	144.67	80.80
Average foreign exchange rate (US$)	0.78	0.81

IMPERIAL OIL LIMITED

Production

	Second Quarter
thousands of barrels per day	2022	2021
Kearl (Imperial’s share)	159	181
Cold Lake	144	142
Syncrude (a)	81	47

Kearl total gross production (thousands of barrels per day)	224	255
(a) In the second quarter of 2022, Syncrude gross production included about 2 thousand barrels per day of bitumen (2021 - rounded to 0 thousand barrels per day) that was exported to the operator’s facilities using an existing interconnect pipeline.
Lower production at Kearl was primarily a result of downtime.
Higher production at Syncrude was primarily a result of the timing of turnaround activities.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.
Other – Includes lower turnaround impacts of about $130 million, reflecting the absence of turnaround activities at Strathcona refinery, partially offset by higher operating expenses of about $70 million, primarily higher energy costs.

Refinery utilization and petroleum product sales
	Second Quarter
thousands of barrels per day, unless noted	2022	2021
Refinery throughput	412	332
Refinery capacity utilization (percent)	96	78
Petroleum product sales	480	429
Improved refinery throughput in the second quarter of 2022 was primarily driven by reduced turnaround activity and increased demand.
Improved petroleum product sales in the second quarter of 2022 were mainly due to increased demand.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED

Corporate and other

	Second Quarter
millions of Canadian dollars	2022	2021
Net income (loss) (U.S. GAAP)	(23)	(50)
Liquidity and capital resources

	Second Quarter
millions of Canadian dollars	2022	2021
Cash flow generated from (used in):
Operating activities	2,682	852
Investing activities	(230)	(207)
Financing activities	(2,734)	(1,336)
Increase (decrease) in cash and cash equivalents	(282)	(691)

Cash and cash equivalents at period end	2,867	776
Cash flow generated from operating activities primarily reflects higher Upstream realizations and improved Downstream margins.
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment.
Cash flow used in financing activities primarily reflects:

	Second Quarter
millions of Canadian dollars, unless noted	2022	2021
Dividends paid	228	161
Per share dividend paid (dollars)	0.34	0.22
Share repurchases (a)	2,500	1,171
Number of shares purchased (millions) (a)	32.5	29.5
(a) Share repurchases were made under the company’s substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022. Includes shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
On May 6, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company taking up and paying for 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares as the close of business on May 2, 2022. This included 22,597,379 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2023. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares by the end of October 2022. Purchase plans may be modified at any time without prior notice.
In June 2022, the company reduced its existing $500 million committed long-term line of credit to $250 million and extended the maturity date to June 30, 2023. The company also extended one of its $250 million committed long-term lines of credit to June 30, 2024. The company has not drawn on any of its outstanding $750 million of available credit facilities.

IMPERIAL OIL LIMITED

Six months 2022 vs. six months 2021

	Six Months
millions of Canadian dollars, unless noted	2022	2021
Net income (loss) (U.S. GAAP)	3,582	758
Net income (loss) per common share, assuming dilution (dollars)	5.36	1.04
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand and supply chain constraints. Average bitumen realizations increased by $49.08 per barrel generally in line with WCS, and synthetic crude oil realizations increased by $58.99 per barrel generally in line with WTI.
Volumes – Lower volumes primarily driven by downtime at Kearl, partially offset by the timing of turnaround activities at Syncrude.
Royalty – Higher royalties primarily driven by improved commodity prices.
Other – Includes higher operating expenses of about $220 million, primarily higher energy prices, partially offset by favourable foreign exchange impacts of about $60 million.
Average realizations and marker prices

	Six Months
Canadian dollars, unless noted	2022	2021
West Texas Intermediate (US$ per barrel)	101.77	62.22
Western Canada Select (US$ per barrel)	88.13	50.14
WTI/WCS Spread (US$ per barrel)	13.64	12.08
Bitumen (per barrel)	101.53	52.45
Synthetic crude oil (per barrel)	131.41	72.42
Average foreign exchange rate (US$)	0.79	0.80

IMPERIAL OIL LIMITED

Production

	Six Months
thousands of barrels per day	2022	2021
Kearl (Imperial’s share)	146	180
Cold Lake	142	141
Syncrude (a)	79	63

Kearl total gross production (thousands of barrels per day)	205	253
(a) In 2022, Syncrude gross production included about 2 thousand barrels per day of bitumen (2021 - rounded to 0 thousand barrels per day) that was exported to the operator’s facilities using an existing interconnect pipeline.
Lower production at Kearl was primarily a result of downtime.
Higher production at Syncrude was primarily a result of the timing of turnaround activities.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.
Other – Includes lower turnaround impacts of about $130 million, reflecting the absence of turnaround activities at Strathcona refinery, partially offset by higher operating expenses of about $90 million, primarily higher energy costs.

Refinery utilization and petroleum product sales
	Six Months
thousands of barrels per day, unless noted	2022	2021
Refinery throughput	406	348
Refinery capacity utilization (percent)	95	81
Petroleum product sales	464	421
Improved refinery throughput in 2022 was primarily driven by reduced turnaround activity and increased demand.
Improved petroleum product sales in 2022 primarily reflects increased demand.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED

Corporate and other

	Six Months
millions of Canadian dollars	2022	2021
Net income (loss) (U.S. GAAP)	(77)	(96)
Liquidity and capital resources

	Six Months
millions of Canadian dollars	2022	2021
Cash flow generated from (used in):
Operating activities	4,596	1,897
Investing activities	(509)	(354)
Financing activities	(3,373)	(1,538)
Increase (decrease) in cash and cash equivalents	714	5
Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins and favourable working capital impacts.
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment.
Cash flow used in financing activities primarily reflects:

	Six Months
millions of Canadian dollars, unless noted	2022	2021
Dividends paid	413	323
Per share dividend paid (dollars)	0.61	0.44
Share repurchases (a)	2,949	1,171
Number of shares purchased (millions) (a)	41.4	29.5
(a) Share repurchases were made under the company’s normal course issuer bid program and substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022. Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid, and by way of a proportionate tender under the company’s substantial issuer bid.

IMPERIAL OIL LIMITED

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; purchases under the normal course issuer bid, including plans to accelerate completion by the end of October 2022; the sale of XTO Energy Canada and expected closing timing, adjustments and estimated cash flow and gain; and the expectation of commodity and product price volatility.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; production rates, growth and mix; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder and the results of periodic and ongoing evaluation of alternate uses of capital; capital and environmental expenditures; that regulatory approvals related to the sale of XTO Energy Canada will be received in a timely manner and the sale will close as anticipated; the adoption and impact of new facilities or technologies on reductions to GHG emissions intensity; receipt of regulatory approvals; applicable laws and government policies, including with respect to climate change and GHG emissions reductions; progression of
COVID-19
and its impacts on Imperial’s ability to operate its assets; and commodity prices, foreign exchange rates and general market conditions could differ materially depending on a number of factors.
These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, the impact of
COVID-19
on demand and the occurrence of wars; availability and allocation of capital; unanticipated technical or operational difficulties; operational hazards and risks; the receipt, in a timely manner, of regulatory and third-party approvals; project management and schedules and timely completion of projects; management effectiveness and disaster response preparedness, including business continuity plans in response to
COVID-19;
availability and performance of third-party service providers, including in light of restrictions related to
COVID-19;
the results of research programs and new technologies, and ability to bring new technologies to commercial scale on a cost-competitive basis; environmental risks inherent in oil and gas exploration and production activities; political or regulatory events, including changes in law or government policy such as tax laws, production curtailment and actions in response to
COVID-19;
cybersecurity incidents, including increased reliance on remote working arrangements; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form
10-K
and subsequent interim reports.
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

IMPERIAL OIL LIMITED

Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2022, does not differ materially from that discussed on page 33 of the company’s annual report on Form
10-K
for the year ended December 31, 2021 and on page 23 of the Form 10-Q for the quarter ended March 31, 2022.
Item 4.  Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 1.  Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.
Item 2.  Unregistered sales of equity securities and use of proceeds

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b) (c)
April 2022	-	-	-	-
(April 1 - April 30)
May 2022	-	-	-	-
(May 1 - May 31)
June 2022	32,467,532	77.00	32,467,532	-
(June 1 - June 28)
(June 29 - June 30)	-	-	-	31,833,809

(a)
On June 23, 2021, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a normal course issuer bid to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 35,583,671 common shares during the period June 29, 2021 to June 28, 2022. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. Exxon Mobil Corporation participated to maintain its ownership percentage at approximately 69.6 percent. The program ended on January 31, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

(b)
On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares, or on June 28, 2023. Imperial plans to accelerate its share purchases under the normal course issuer bid program and anticipates repurchasing all remaining allowable shares by the end of October 2022.

(c)
On May 6, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company taking up and paying for 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares as the close of business on May 2, 2022. This included 22,597,379 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

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

Imperial Oil Limited
(Registrant)

Date:	August 3, 2022	/s/ Daniel E. Lyons

(Signature)
Daniel E. Lyons
Senior vice-president, finance and
administration, and controller
(Principal accounting officer)

Date:	August 3, 2022	/s/ Cathryn Walker

(Signature)
Cathryn Walker
Assistant corporate secretary