Form 10-Q
period 2022-09-30
IMPERIAL OIL LTD
filed 2022-11-02
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Accelerated filer
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes	No	✓

The number of common shares outstanding, as of September 30, 2022 was 611,515,571.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Revenues and other income
Revenues (a)	15,071	10,214	45,013	25,213
Investment and other income (note 3, 11)	153	19	204	65
Total revenues and other income	15,224	10,233	45,217	25,278

Expenses
Exploration	1	2	4	6
Purchases of crude oil and products (b)	9,478	6,298	28,849	15,052
Production and manufacturing (c)	1,872	1,525	5,439	4,579
Selling and general (c)	209	180	625	569
Federal excise tax and fuel charge	584	535	1,616	1,404
Depreciation and depletion	555	488	1,432	1,432
Non-service pension and postretirement benefit	4	11	13	32
Financing (d) (note 5)	16	5	34	32
Total expenses	12,719	9,044	38,012	23,106

Income (loss) before income taxes	2,505	1,189	7,205	2,172

Income taxes	474	281	1,592	506

Net income (loss)	2,031	908	5,613	1,666

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	3.25	1.30	8.60	2.32
Net income (loss) per common share - diluted (note 9)	3.24	1.29	8.58	2.31
(a) Amounts from related parties included in revenues.	4,454	2,731	13,588	5,644
(b) Amounts to related parties included in purchases of crude oil and products.	1,086	828	2,865	2,009
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	120	95	354	317
(d) Amounts to related parties included in financing, (note 5).	28	4	45	25

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Net income (loss)	2,031	908	5,613	1,666

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	24	54

Amortization of postretirement benefits liability adjustment included in net benefit costs	21	33	63	99
Total other comprehensive income (loss)	21	33	87	153

Comprehensive income (loss)	2,052	941	5,700	1,819

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at Sept 30 2022	As at Dec 31 2021
Assets
Current assets
Cash and cash equivalents	3,576	2,153
Accounts receivable - net (a)	5,179	3,869
Inventories of crude oil and products	1,495	1,102
Materials, supplies and prepaid expenses	755	689
Total current assets	11,005	7,813
Investments and long-term receivables (b)	883	757
Property, plant and equipment,	53,763	56,762
less accumulated depreciation and depletion	(23,750)	(25,522)
Property, plant and equipment, net (note 11)	30,013	31,240
Goodwill	166	166
Other assets, including intangibles - net	919	806
Total assets	42,986	40,782

Liabilities
Current liabilities
Notes and loans payable	122	122
Accounts payable and accrued liabilities (a) (note 7)	6,498	5,184
Income taxes payable	2,314	248
Total current liabilities	8,934	5,554
Long-term debt (c) (note 6)	4,038	5,054
Other long-term obligations (note 7)	3,428	3,897
Deferred income tax liabilities	4,278	4,542
Total liabilities	20,678	19,047

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,129	1,252
Earnings reinvested	22,269	21,660
Accumulated other comprehensive income (loss) (note 10)	(1,090)	(1,177)
Total shareholders’ equity	22,308	21,735

Total liabilities and shareholders’ equity	42,986	40,782
(a) Accounts receivable - net included net amounts receivable from related parties of $1,534 million (2021 - $1,031 million).
(b) Investments and long-term receivables included amounts from related parties of $289 million (2021 - $298 million).
(c) Long-term debt included amounts to related parties of $3,447 million (2021 - $4,447 million).
(d) Number of common shares authorized and outstanding were 1,100 million and 612 million, respectively (2021 - 1,100 million and 678 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Common shares at stated value (note 9)
At beginning of period	1,177	1,302	1,252	1,357
Share purchases at stated value	(48)	(16)	(123)	(71)
At end of period	1,129	1,286	1,129	1,286

Earnings reinvested
At beginning of period	21,913	21,336	21,660	22,050
Net income (loss) for the period	2,031	908	5,613	1,666
Share purchases in excess of stated value	(1,464)	(297)	(4,338)	(1,413)
Dividends declared	(211)	(188)	(666)	(544)
At end of period	22,269	21,759	22,269	21,759

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(1,111)	(1,869)	(1,177)	(1,989)
Other comprehensive income (loss)	21	33	87	153
At end of period	(1,090)	(1,836)	(1,090)	(1,836)

Shareholders’ equity at end of period	22,308	21,209	22,308	21,209

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

Inflow (outflow)	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Operating activities
Net income (loss)	2,031	908	5,613	1,666
Adjustments for non-cash items:
Depreciation and depletion	555	488	1,432	1,432
(Gain) loss on asset sales (note 3, 11)	(131)	(12)	(155)	(39)
Deferred income taxes and other	122	(120)	(358)	16
Changes in operating assets and liabilities:
Accounts receivable	1,648	(708)	(1,322)	(1,952)
Inventories, materials, supplies and prepaid expenses	(70)	(199)	(461)	(300)
Income taxes payable	296	227	1,608	269
Accounts payable and accrued liabilities	(1,328)	1,123	1,315	2,362
All other items - net (b)	(34)	240	13	390
Cash flows from (used in) operating activities	3,089	1,947	7,685	3,844

Investing activities
Additions to property, plant and equipment	(397)	(276)	(1,034)	(684)
Proceeds from asset sales (note 3, 11)	760	15	886	57
Additional investments	(6)	—	(6)	—
Loans to equity companies - net	7	2	9	14
Cash flows from (used in) investing activities	364	(259)	(145)	(613)

Financing activities
Short-term debt - net	—	(75)	—	(111)
Long-term debt - reductions (note 6)	(1,000)	—	(1,000)	—
Reduction in finance lease obligations (note 6)	(5)	(6)	(16)	(14)
Dividends paid	(227)	(195)	(640)	(518)
Common shares purchased (note 9)	(1,512)	(313)	(4,461)	(1,484)
Cash flows from (used in) financing activities	(2,744)	(589)	(6,117)	(2,127)

Increase (decrease) in cash	709	1,099	1,423	1,104
Cash at beginning of period	2,867	776	2,153	771
Cash at end of period (a)	3,576	1,875	3,576	1,875
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less when purchased.
(b) Included contributions to registered pension plans.	(41)	(43)	(137)	(113)

Income taxes (paid) refunded.	(64)	32	(339)	60
Interest (paid), net of capitalization.	(19)	(5)	(41)	(32)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Notes to consolidated financial statements (unaudited)
1.Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2021 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the nine months ended September 30, 2022, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED

2. Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	156	1,015	14,537	8,813	378	386
Intersegment sales (c)	4,665	3,137	1,693	366	142	91
Investment and other income (note 3, 11)	128	—	6	18	—	—
	4,949	4,152	16,236	9,197	520	477
Expenses
Exploration	1	2	—	—	—	—
Purchases of crude oil and products (c)	1,937	1,902	13,686	7,745	354	244
Production and manufacturing	1,381	1,120	419	356	72	49
Selling and general	—	—	174	141	17	21
Federal excise tax and fuel charge	—	—	583	535	1	—
Depreciation and depletion	501	439	44	39	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	—	—	—	—	—
Total expenses	3,820	3,463	14,906	8,816	448	318
Income (loss) before income taxes	1,129	689	1,330	381	72	159
Income tax expense (benefit)	143	165	318	88	18	38
Net income (loss) (c)	986	524	1,012	293	54	121
Cash flows from (used in) operating activities (c)	1,280	2,508	1,532	(733)	109	157
Capital and exploration expenditures (d)	309	151	64	120	2	2

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	—	—	—	—	15,071	10,214
Intersegment sales (c)	—	—	(6,500)	(3,594)	—	—
Investment and other income (note 3, 11)	19	1	—	—	153	19
	19	1	(6,500)	(3,594)	15,224	10,233
Expenses
Exploration	—	—	—	—	1	2
Purchases of crude oil and products (c)	—	—	(6,499)	(3,593)	9,478	6,298
Production and manufacturing	—	—	—	—	1,872	1,525
Selling and general	19	19	(1)	(1)	209	180
Federal excise tax and fuel charge	—	—	—	—	584	535
Depreciation and depletion	6	6	—	—	555	488
Non-service pension and postretirement benefit	4	11	—	—	4	11
Financing (note 5)	16	5	—	—	16	5
Total expenses	45	41	(6,500)	(3,594)	12,719	9,044
Income (loss) before income taxes	(26)	(40)	—	—	2,505	1,189
Income tax expense (benefit)	(5)	(10)	—	—	474	281
Net income (loss) (c)	(21)	(30)	—	—	2,031	908
Cash flows from (used in) operating activities (c)	168	15	—	—	3,089	1,947
Capital and exploration expenditures (d)	17	4	—	—	392	277

IMPERIAL OIL LIMITED

(a)Included export sales to the United States of $3,176 million (2021 - $1,803 million).
(b)Includes approximately 13% and 10% related to revenue outside the scope of ASC 606 “Revenue from Contracts with Customers” for the three months ended September 30, 2022 and September 30, 2021, respectively. Trade receivables in Accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.
(c)In the third quarter of 2021, the Downstream segment acquired a portion of Upstream crude inventory for $444 million. There was no earnings impact and the effects of this transaction have been eliminated for consolidation purposes.
(d)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	374	5,773	43,480	18,355	1,159	1,085
Intersegment sales (c)	14,923	5,800	5,550	1,927	395	223
Investment and other income (note 3, 11)	135	6	36	51	—	1
	15,432	11,579	49,066	20,333	1,554	1,309
Expenses
Exploration	4	6	—	—	—	—
Purchases of crude oil and products (c)	6,184	5,780	42,459	16,525	1,070	693
Production and manufacturing	4,053	3,395	1,193	1,039	193	145
Selling and general	—	—	474	416	62	68
Federal excise tax and fuel charge	—	—	1,615	1,404	1	—
Depreciation and depletion	1,269	1,283	130	117	13	13
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	1	1	—	—	—	—
Total expenses	11,511	10,465	45,871	19,501	1,339	919
Income (loss) before income taxes	3,921	1,114	3,195	832	215	390
Income tax expense (benefit)	807	264	761	187	52	93
Net income (loss) (c)	3,114	850	2,434	645	163	297
Cash flows from (used in) operating activities (c)	4,814	3,634	2,548	(135)	240	330
Capital and exploration expenditures (d)	764	366	201	308	5	6
Total assets as at September 30 (c) (note 11)	28,099	29,540	9,972	8,239	482	488

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2022	2021	2022	2021	2022	2021
Revenues and other income
Revenues (a) (b)	—	—	—	—	45,013	25,213
Intersegment sales (c)	—	—	(20,868)	(7,950)	—	—
Investment and other income (note 3, 11)	33	7	—	—	204	65
	33	7	(20,868)	(7,950)	45,217	25,278
Expenses
Exploration	—	—	—	—	4	6
Purchases of crude oil and products (c)	—	—	(20,864)	(7,946)	28,849	15,052
Production and manufacturing	—	—	—	—	5,439	4,579
Selling and general	93	89	(4)	(4)	625	569
Federal excise tax and fuel charge	—	—	—	—	1,616	1,404
Depreciation and depletion	20	19	—	—	1,432	1,432
Non-service pension and postretirement benefit	13	32	—	—	13	32
Financing (note 5)	33	31	—	—	34	32
Total expenses	159	171	(20,868)	(7,950)	38,012	23,106
Income (loss) before income taxes	(126)	(164)	—	—	7,205	2,172
Income tax expense (benefit)	(28)	(38)	—	—	1,592	506
Net income (loss) (c)	(98)	(126)	—	—	5,613	1,666
Cash flows from (used in) operating activities (c)	83	15	—	—	7,685	3,844
Capital and exploration expenditures (d)	32	19	—	—	1,002	699
Total assets as at September 30 (c) (note 11)	4,704	2,778	(271)	(170)	42,986	40,875

IMPERIAL OIL LIMITED

(a)Included export sales to the United States of $9,551 million (2021 - $4,916 million).
(b)Includes approximately 12% and 5% related to revenue outside the scope of ASC 606 “Revenue from Contracts with Customers” for the nine months ended September 30, 2022 and September 30, 2021, respectively. Trade receivables in Accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.
(c)In the third quarter of 2021, the Downstream segment acquired a portion of Upstream crude inventory for $444 million. There was no earnings impact and the effects of this transaction have been eliminated for consolidation purposes.
(d)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Proceeds from asset sales	854	15	886	57
Book value of asset sales	723	3	731	18
Gain (loss) on asset sales, before tax (a)	131	12	155	39
Gain (loss) on asset sales, after tax (a)	222	10	241	34
(a)The third quarter of 2022 included a gain of $116 million ($208 million, after tax) from the sale of interests in XTO Energy Canada, which included the removal of a deferred tax liability.
4. Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Pension benefits:
Service cost	70	81	210	243
Interest cost	74	68	221	204
Expected return on plan assets	(103)	(107)	(309)	(321)
Amortization of prior service cost	4	4	12	12
Amortization of actuarial loss (gain)	21	36	64	108
Net benefit cost	66	82	198	246

Other postretirement benefits:
Service cost	6	7	17	21
Interest cost	6	6	18	17
Amortization of actuarial loss (gain)	2	4	7	12
Net benefit cost	14	17	42	50

5. Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Debt-related interest	34	9	66	50
Capitalized interest	(18)	(4)	(33)	(19)
Net interest expense	16	5	33	31
Other interest	—	—	1	1
Total financing	16	5	34	32

During the second quarter of 2022, the company reduced its existing $500 million committed long-term line of credit to $250 million and extended the maturity date to June 30, 2023. The company also extended one of its $250 million committed long-term lines of credit to June 30, 2024. The company has not drawn on any of its outstanding $750 million of available credit facilities.

IMPERIAL OIL LIMITED

6. Long-term debt

millions of Canadian dollars	As at Sept 30	As at Dec 31
	2022	2021
Long-term debt (a)	3,447	4,447
Finance leases	591	607
Total long-term debt	4,038	5,054
(a)During the third quarter of 2022, the company decreased its long-term debt by $1 billion by partially repaying an existing facility with an affiliated company of ExxonMobil.
7. Other long-term obligations

	As at Sept 30	As at Dec 31
millions of Canadian dollars	2022	2021
Employee retirement benefits (a)	1,328	1,362
Asset retirement obligations and other environmental liabilities (b)	1,677	1,713
Share-based incentive compensation liabilities	121	79
Operating lease liability (c)	121	147
Other obligations	181	596
Total other long-term obligations	3,428	3,897
(a)Total recorded employee retirement benefits obligations also included $56 million in current liabilities (2021 - $56 million).
(b)Total asset retirement obligations and other environmental liabilities also included $101 million in current liabilities (2021 - $102 million).
(c)Total operating lease liability also included $92 million in current liabilities (2021 - $102 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $49 million (2021 - $5 million).

IMPERIAL OIL LIMITED

8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2022 and December 31, 2021, the fair value of long-term debt ($3,447 million and $4,447 million respectively, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Sept 30	As at Dec 31
thousands of barrels	2022	2021
Crude	2,690	7,390
Products	(1,210)	(560)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Revenues	105	(21)	91	(30)
Purchases of crude oil and products	—	—	—	(33)
Total	105	(21)	91	(63)

IMPERIAL OIL LIMITED

The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

At September 30, 2022
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	55	35	—	90	(27)	(38)	25

Liabilities
Derivative liabilities (b)	17	16	—	33	(27)	—	6
(a)Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable - net” and “Other assets, including intangibles - net”.
(b)Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.

At December 31, 2021
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	24	17	—	41	(31)	—	10

Liabilities
Derivative liabilities (b)	31	12	—	43	(31)	(7)	5
(a)Included in the Consolidated balance sheet line: “Materials, supplies and prepaid expenses”, “Accounts receivable - net” and “Other assets, including intangibles - net”.
(b)Included in the Consolidated balance sheet line: “Accounts payable and accrued liabilities” and “Other long-term obligations”.

At September 30, 2022 and December 31, 2021, the company had $36 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED

9. Common shares

thousands of shares	As of Sept 30 2022	As of Dec 31 2021
Authorized	1,100,000	1,100,000
Common shares outstanding	611,516	678,080
The most recent 12-month normal course issuer bid program came into effect June 29, 2022 under which Imperial continued its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares (5 percent of the total shares on June 15, 2022) which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program during the third quarter and, subsequent to the end of the third quarter, the program completed on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.
On May 6, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company taking up and paying for 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares at the close of business on May 2, 2022. This included 22,597,379 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
On October 28, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	7	—
Purchases at stated value	(56,004)	(105)
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(66,564)	(123)
Balance as at September 30, 2022	611,516	1,129

IMPERIAL OIL LIMITED

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2022	2021	2022	2021
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	2,031	908	5,613	1,666
Weighted average number of common shares outstanding (millions of shares)	625.3	700.0	652.9	719.4
Net income (loss) per common share (dollars)	3.25	1.30	8.60	2.32
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	2,031	908	5,613	1,666
Weighted average number of common shares outstanding (millions of shares)	625.3	700.0	652.9	719.4
Effect of employee share-based awards (millions of shares)	1.6	1.9	1.5	1.7
Weighted average number of common shares outstanding, assuming dilution (millions of shares)	626.9	701.9	654.4	721.1
Net income (loss) per common share (dollars)	3.24	1.29	8.58	2.31
Dividends per common share – declared (dollars)	0.34	0.27	1.02	0.76

IMPERIAL OIL LIMITED

10. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2022	2021
Balance at January 1	(1,177)	(1,989)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	24	54
Amounts reclassified from accumulated other comprehensive income	63	99
Balance at September 30	(1,090)	(1,836)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(28)	(44)	(83)	(132)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2022	2021	2022	2021
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	—	—	8	17
Amortization of postretirement benefits liability adjustment included in net benefit cost	7	11	20	33
Total	7	11	28	50

11. Divestment activities

Jointly with ExxonMobil Canada, Imperial signed an agreement in the second quarter with Whitecap Resources Inc. for the sale of its interests in XTO Energy Canada which included assets in the Montney and Duvernay areas of central Alberta, for total cash consideration of approximately $1.9 billion ($0.9 billion Imperial's share). The transaction closed on August 31, 2022 and the company recognized a gain of approximately $0.2 billion. Imperial’s total assets associated with this transaction include about $0.9 billion (about $0.8 billion of property, plant and equipment) and about $0.2 billion total liabilities in the Upstream segment.

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
Reconciliation of net income (loss) excluding identified items

	Third Quarter		Nine Months
millions of Canadian dollars	2022	2021	2022	2021
From Imperial's Consolidated statement of income
Net income (loss) (U.S. GAAP)	2,031	908	5,613	1,666

Less identified items included in Net income (loss)
Gain/(loss) on sale of assets	208	—	208	—
Subtotal of identified items	208	—	208	—

Net income (loss) excluding identified items	1,823	908	5,405	1,666

IMPERIAL OIL LIMITED

Current business environment

During the COVID-19 pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. Across late 2021 and the first half of 2022, this dynamic, along with supply chain constraints and a continuation of demand recovery, led to a steady increase in oil and natural gas prices and refining margins. In the first half of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of crude oil and certain regional natural gas indicators increased to levels not seen for several years. Across the third quarter of 2022, high prices and economic uncertainty led to a tempering of demand for some products, causing crude oil prices and refining margins to soften relative to first half levels. Commodity and product prices are expected to remain volatile given the current global economic and geopolitical uncertainty affecting supply and demand.
Operating results
Third quarter 2022 vs. third quarter 2021

	Third Quarter
millions of Canadian dollars, unless noted	2022	2021
Net income (loss) (U.S. GAAP)	2,031	908
Net income (loss) per common share, assuming dilution (dollars)	3.24	1.29
Net income (loss) excluding identified items¹	1,823	908

Current quarter results include favourable identified items¹ of $208 million related to the company's gain on the sale of interests in XTO Energy Canada.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand and supply chain constraints. Average bitumen realizations increased by $21.14 per barrel generally in line with WCS, and synthetic crude oil realizations increased by $38.86 per barrel generally in line with WTI.

Volumes – Lower volumes were the result of timing of planned turnaround activities at Syncrude, partially offset by higher volumes at Cold Lake, primarily driven by continued focus on sustained performance and production optimization.

Royalty – Higher royalties primarily driven by improved commodity prices.

Identified Items¹ – Current quarter results include favourable identified items¹ related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Includes higher operating expenses of about $200 million, partially offset by favourable foreign exchange impacts of about $80 million.

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED

Marker prices and average realizations

	Third Quarter
Canadian dollars, unless noted	2022	2021
West Texas Intermediate (US$ per barrel)	91.43	70.52
Western Canada Select (US$ per barrel)	71.53	57.08
WTI/WCS Spread (US$ per barrel)	19.90	13.44
Bitumen (per barrel)	81.58	60.44
Synthetic crude oil (per barrel)	124.80	85.94
Average foreign exchange rate (US$)	0.77	0.79

Production

	Third Quarter
thousands of barrels per day	2022	2021
Kearl (Imperial's share)	193	194
Cold Lake	150	135
Syncrude (a)	62	78

Kearl total gross production (thousands of barrels per day)	271	274
(a) In the third quarter of 2022, Syncrude gross production included about 7 thousand barrels per day of bitumen and other products (2021 - 1 thousand barrels per day) that was exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Cold Lake was primarily driven by continued focus on sustained performance and production optimization.

Lower production at Syncrude was primarily a result of the timing of planned turnaround activities.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Refinery utilization and petroleum product sales

	Third Quarter
thousands of barrels per day, unless noted	2022	2021
Refinery throughput	426	404
Refinery capacity utilization (percent)	100	94
Petroleum product sales	484	485

Improved refinery throughput in the third quarter of 2022 was primarily driven by economic optimization across the downstream supply chain.

IMPERIAL OIL LIMITED

Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker industry polyethylene margins.

Corporate and other

	Third Quarter
millions of Canadian dollars	2022	2021
Net income (loss) (U.S. GAAP)	(21)	(30)
Liquidity and capital resources

	Third Quarter
millions of Canadian dollars	2022	2021
Cash flow generated from (used in):
Operating activities	3,089	1,947
Investing activities	364	(259)
Financing activities	(2,744)	(589)
Increase (decrease) in cash and cash equivalents	709	1,099

Cash and cash equivalents at period end	3,576	1,875

Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins, and favourable working capital impacts.
Cash flow generated from investing activities primarily reflects proceeds from the sale of interests in XTO Energy Canada, partially offset by higher additions to property, plant and equipment.

Cash flow used in financing activities primarily reflects:

	Third Quarter
millions of Canadian dollars, unless noted	2022	2021
Dividends paid	227	195
Per share dividend paid (dollars)	0.34	0.27
Share repurchases (a)	1,512	313
Number of shares purchased (millions) (a)	25.2	9.0
(a)Share repurchases were made under the company's normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid.

During the third quarter of 2022, the company decreased its long-term debt by $1 billion by partially repaying an existing facility with an affiliated company of ExxonMobil.

IMPERIAL OIL LIMITED

Nine months 2022 vs. nine months 2021

	Nine Months
millions of Canadian dollars, unless noted	2022	2021
Net income (loss) (U.S. GAAP)	5,613	1,666
Net income (loss) per common share, assuming dilution (dollars)	8.58	2.31
Net income (loss) excluding identified items¹	5,405	1,666

Current year results include favourable identified items¹ of $208 million related to the company's gain on the sale of interests in XTO Energy Canada.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand and supply chain constraints. Average bitumen realizations increased by $38.71 per barrel generally in line with WCS, and synthetic crude oil realizations increased by $51.90 per barrel generally in line with WTI.

Volumes – Lower volumes were primarily the result of downtime at Kearl in the first half of the year.

Royalty – Higher royalties primarily driven by improved commodity prices.

Identified Items¹ – Current year results include favourable identified items¹ related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Includes higher operating expenses of about $430 million, primarily higher energy prices, partially offset by favourable foreign exchange impacts of about $130 million.
Marker prices and average realizations

	Nine Months
Canadian dollars, unless noted	2022	2021
West Texas Intermediate (US$ per barrel)	98.25	65.04
Western Canada Select (US$ per barrel)	82.60	52.45
WTI/WCS Spread (US$ per barrel)	15.65	12.59
Bitumen (per barrel)	94.01	55.30
Synthetic crude oil (per barrel)	129.52	77.62
Average foreign exchange rate (US$)	0.78	0.80

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED

Production

	Nine Months
thousands of barrels per day	2022	2021
Kearl (Imperial's share)	162	185
Cold Lake	145	139
Syncrude (a)	74	68

Kearl total gross production (thousands of barrels per day)	228	260
(a) In 2022, Syncrude gross production included about 4 thousand barrels per day of bitumen and other products (2021 - 1 thousand barrels per day) that was exported to the operator's facilities using an existing interconnect pipeline.

Lower production at Kearl was primarily a result of downtime in the first half of the year.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Includes lower turnaround impacts of about $140 million, reflecting the absence of turnaround activities at Strathcona refinery and favourable foreign exchange impacts of about $70 million, partially offset by higher operating expenses of about $130 million, primarily from higher energy costs.

Refinery utilization and petroleum product sales

	Nine Months
thousands of barrels per day, unless noted	2022	2021
Refinery throughput	413	367
Refinery capacity utilization (percent)	96	86
Petroleum product sales	471	442
Improved refinery throughput in 2022 was primarily driven by reduced turnaround activity and increased demand.

Improved petroleum product sales in 2022 primarily reflects increased demand.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker industry polyethylene margins.

IMPERIAL OIL LIMITED

Corporate and other

	Nine Months
millions of Canadian dollars	2022	2021
Net income (loss) (U.S. GAAP)	(98)	(126)
Liquidity and capital resources

	Nine Months
millions of Canadian dollars	2022	2021
Cash flow generated from (used in):
Operating activities	7,685	3,844
Investing activities	(145)	(613)
Financing activities	(6,117)	(2,127)
Increase (decrease) in cash and cash equivalents	1,423	1,104

Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins, and favourable working capital impacts.
Cash flow used in investing activities primarily reflects proceeds from the sale of interests in XTO Energy Canada, partially offset by higher additions to property, plant and equipment.
Cash flow used in financing activities primarily reflects:

	Nine Months
millions of Canadian dollars, unless noted	2022	2021
Dividends paid	640	518
Per share dividend paid (dollars)	0.95	0.71
Share repurchases (a)	4,461	1,484
Number of shares purchased (millions) (a)	66.6	38.5
(a)Share repurchases were made under the company’s normal course issuer bid program and substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022. Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid, and by way of a proportionate tender under the company’s substantial issuer bid.

During the third quarter of 2022, the company decreased its long-term debt by $1 billion by partially repaying an existing facility with an affiliated company of ExxonMobil.
On May 6, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company taking up and paying for 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares at the close of business on May 2, 2022. This included 22,597,379 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

Subsequent to the end of the third quarter, the company completed all share repurchases under its normal course issuer bid on October 21, 2022.

On October 28, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.

IMPERIAL OIL LIMITED

Contractual obligations

During the third quarter of 2022, the company entered into a long-term raw material purchase agreement with a third-party, commencing in 2024, which includes a take-or-pay commitment of about $700 million. The company does not believe that this increase in obligation, including prior obligations discussed in Imperial's 2021 annual report on Form 10-K, will have a material adverse effect on the company’s operations, financial conditions, or financial statements taken as a whole.

IMPERIAL OIL LIMITED

Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; the company’s intention to initiate a substantial issuer bid, including the size, timing for determining the terms and pricing, commencement, structure and ExxonMobil’s intent to make a proportionate tender; the continued evaluation of the share purchase program in context of overall capital activities; the company’s belief that the commitment related to the long-term raw material purchase agreement will not have a material adverse effect on the company; and the expectation of commodity and product price volatility.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; production rates, growth and mix; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, that the necessary exemptive relief to proceed with the substantial issuer bid under applicable securities laws will be received on the timeline anticipated, and ExxonMobil making a proportionate tender in connection with the substantial issuer bid; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; capital and environmental expenditures; the adoption and impact of new facilities or technologies on reductions to GHG emissions intensity, and any changes in the scope, terms, or costs of such projects; applicable laws and government policies, including with respect to climate change and GHG emissions reductions; progression of COVID-19 and its impacts on Imperial’s ability to operate its assets; and commodity prices, foreign exchange rates and general market conditions could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, the impact of COVID-19 on demand and the occurrence of wars; availability and allocation of capital; the receipt, in a timely manner, of regulatory and third-party approvals, including for the company’s substantial issuer bid; the results of research programs and new technologies, the ability to bring new technologies to commercial scale on a cost-competitive basis, and the competitiveness of alternative energy and other emission reduction technologies; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; lack of required support from governments and policymakers for adoption of new technologies for emissions reductions; availability and performance of third-party service providers, including in light of restrictions related to COVID-19; environmental risks inherent in oil and gas exploration and production activities; political or regulatory events, including changes in law or government policy, environmental regulation including climate change and greenhouse gas regulation, and actions in response to COVID-19; management effectiveness and disaster response preparedness, including business continuity plans in response to COVID-19; operational hazards and risks; cybersecurity incidents, including increased reliance on remote working arrangements; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form 10-K and subsequent interim reports.

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

The term "project" as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

IMPERIAL OIL LIMITED

Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the nine months ended September 30, 2022, does not differ materially from that discussed on page 33 of the company’s annual report on Form 10-K for the year ended December 31, 2021 and on page 23 of the Form 10-Q for the quarter ended March 31, 2022.

Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED

PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 2022
(July 1 - July 31)	5,082,675	56.85	5,082,675	26,751,134
August 2022
(August 1 - August 31)	10,068,144	60.53	10,068,144	16,682,990
September 2022
(September 1 - September 30)	10,009,792	61.22	10,009,792	6,673,198
(a)On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program during the third quarter and, subsequent to the end of the third quarter, the program completed on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program

On October 28, 2022 the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
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

Imperial Oil Limited
(Registrant)

Date:	November 2, 2022	/s/ Daniel E. Lyons

(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	November 2, 2022	/s/ Cathryn Walker

(Signature)
Cathryn Walker
Assistant corporate secretary