Form 10-K
period 2022-12-31
IMPERIAL OIL LTD
filed 2023-02-22
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 0-12014
IMPERIAL OIL LIMITED
(Exact name of registrant as specified in its charter)

Canada	98-0017682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 Quarry Park Boulevard S.E., Calgary, Alberta, Canada	T2C 5N1
(Address of principal executive offices)	(Postal Code)
1-800-567-3776
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None		None
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

Large accelerated filer	✓	Smaller reporting company……
Accelerated filer.....		Emerging growth company……
Non-accelerated filer.....
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act……
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934). Yes..... No ✓
As of the last business day of the 2022 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $11,744,615,092 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 8, 2023, was 584,152,718.

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. Note that numbers may not add due to rounding.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Similarly, discussion of emission-reduction roadmaps or future plans related to carbon capture, biofuel, hydrogen, plastics recycling and other plans to drive towards net -zero emissions are dependent on future market factors, such as continued technological progress and policy support, and represent forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the improvement of recovery through experimental operations; the infill development drilling program at Cold Lake; the timing, cost, efficiency and production of the Leming and SAGD Grand Rapids Phase 1 and LASER projects at Cold Lake and the Aspen project; the continued evaluation of other oil sands leases and unconventional assets; the upstream focus on key oil sands assets; future activities with respect to Beaufort Sea licences; the impact of the Kearl Boiler Flue Gas heat recovery unit, and progressing plans for application to up to four additional boilers by year end 2023; the ability of rail infrastructure to mitigate pipeline capacity constraints; human capital resources strategy and impact; anticipated capital and operating expenditures, including with respect to environmental protection; continued evaluation of the company’s share purchase program; being well positioned to participate in future investments and reduce commodity price risk; the company’s long-term business outlook including demand, supply and energy mix and pathways related to greenhouse gas emissions; the impact of participation in the Pathways alliance; Imperial’s company-wide net-zero goal by 2050 (Scope 1 and 2) and the company’s greenhouse gas emissions intensity goal for 2030 for its oil sands operations; the extent of ongoing effects of current global economic uncertainty and geopolitical events affecting supply and demand, including inflation, and the company’s ability to mitigate cost impacts and offset inflationary pressure; segment growth, competitive strategies and benefits from an integrated business model; the ability of the company’s current investment strategy of value and select volume growth to deliver robust returns and support long term growth; continued evaluation of opportunities such as rail shipments and pace of the Aspen project; the impact of Downstream strategies and competitive position and the expected volatility of refining margins; potential impacts from environmental risks, carbon policy, climate related regulations and biofuels mandates; the timing and production from the renewable diesel facility at Strathcona; the benefits to the Chemical business from integration with the Sarnia refinery and relationship with ExxonMobil; capital structure and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; expected full year capital expenditures of about $1.7 billion for 2023; earnings sensitivities; risks associated with use of derivative instruments; the impact of any pending litigation, accounting standards and unrecognized tax benefits; standardized measures of discounted future cash flows; the effectiveness of the company’s compensation plan in long term performance and mitigating risk; the progress and impact of various initiatives including with E3 Lithium, Air Products, FLO and Atura Power; and the impact of the Sarnia products pipeline.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix across various assets; production life, resource recoveries and reservoir performance; project plans, timing, costs, technical evaluations and capacities, and the company’s ability to effectively execute on these plans and operate its assets, including its investment in the renewable diesel complex at Strathcona and the Leming, Grand Rapids and LASER projects at Cold Lake; the adoption and impact of new facilities or technologies on reductions to GHG emissions intensity, including technologies using solvents to replace energy intensive steam at Cold Lake, boiler flue gas technology at Kearl, Strathcona renewable diesel, carbon capture and storage including in connection with hydrogen for the renewable diesel project, recovery technologies and efficiency projects and any changes in the scope, terms, or costs of such projects; that any required support from policymakers and other stakeholders for various new technologies such as carbon capture and storage will be provided; for renewable diesel, the availability and cost of locally-sourced and grown feedstock and the supply of renewable diesel to British Columbia in connection with its low-carbon fuel legislation; the amount and timing of emissions reductions, including the impact of lower carbon fuels; performance of third party service providers; receipt of regulatory and third party approvals in a timely manner; applicable laws and government policies, including with respect to climate change, GHG emissions reductions and low carbon fuels; refinery utilization and product sales; the ability to offset any ongoing inflationary pressures; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; progression of COVID-19 and its impacts on Imperial’s ability to operate its assets; capital and environmental expenditures; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; and general market conditions could differ materially depending on a number of factors.
These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions or seasonal fluctuations and resulting demand, price, differential and margin impacts; transportation for accessing markets; political or regulatory events, including changes in law or government policy, applicable royalty rates, tax laws including taxes on share buybacks, and actions in response to COVID-19; environmental risks inherent in oil and gas activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; government policies supporting lower carbon investment opportunities; failure or delay of supportive policy and market development for emerging lower-emission energy technologies; the receipt, in a timely manner, of regulatory and third-party approvals; third-party opposition to company and service provider operations, projects and infrastructure; availability and allocation of capital; availability and performance of third-party service providers; unanticipated technical or operational difficulties; management effectiveness and disaster response preparedness; commercial negotiations; project management and schedules and timely completion of projects; unexpected technological developments; the results of research programs and new technologies, including with respect to greenhouse gas emissions, and the ability to bring new technologies to commercial scale on a cost-competitive basis; reservoir analysis and performance; the ability to develop or acquire additional reserves; operational hazards and risks; cybersecurity incidents; currency exchange rates; the impacts of COVID-19 or other public health crises, including the effects of government responses on people and economies; general economic conditions, including the occurrence and duration of economic recessions or downturns; and other factors discussed in Item 1A Risk factors and Item 7 Management’s discussion and analysis of financial condition and results of operations in this annual report on Form 10-K.
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
Forward-looking and other statements regarding Imperial's environmental, social and other sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in the company's filings with securities regulators. In addition, historical, current and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
Energy demand models are forward-looking by nature and aim to replicate system dynamics of the global energy system, requiring simplifications. The reference to any scenario in this report, including any potential net-zero scenarios, does not imply Imperial views any particular scenario as likely to occur. In addition, energy demand scenarios require assumptions on a variety of parameters. As such, the outcome of any given scenario using an energy demand model comes with a high degree of uncertainty. For example, the International Energy Agency (IEA) describes its Net Zero Emissions (NZE) by 2050 scenario as extremely challenging, requiring unprecedented innovation, unprecedented international cooperation and sustained support and participation from consumers. Third-party scenarios discussed in this report reflect the modeling assumptions and outputs of their respective authors, not Imperial, and their use by Imperial is not an endorsement by the company of their underlying assumptions, likelihood or probability. Investment decisions are made on the basis of Imperial’s separate planning process. Any use of the modeling of a third-party organization within this report does not constitute or imply an endorsement by Imperial of any or all of the positions or activities of such organization.
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
The company is one of Canada’s largest integrated oil companies. It is active in all phases of the petroleum industry in Canada, including the exploration for, and production and sale of, crude oil and natural gas. In Canada, it is a major producer of crude oil, the largest petroleum refiner, a leading marketer of petroleum products, and a major producer of petrochemicals. The company also pursues lower-emission business opportunities including carbon capture and storage, hydrogen and lower-emission fuels.
The company’s operations are conducted in three main segments: Upstream, Downstream and Chemical. Upstream operations include the exploration for, and production of, crude oil, natural gas, synthetic crude oil and bitumen. Downstream operations consist of the transportation and refining of crude oil, blending of refined products and the distribution and marketing of those products. Chemical operations consist of the manufacturing and marketing of various petrochemicals.
Operating data and financial information about the company’s business segments are contained in this report under the following: “Management’s discussion and analysis of financial condition and results of operations” and the “Financial section” under note 2 to the consolidated financial statements: “Business segments”.

Upstream
Disclosure of reserves
Summary of oil and gas reserves at year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2022, as detailed in the “Supplemental information on oil and gas exploration and production activities” part of the “Financial section”, starting on page 41 of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ending December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2022 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	4	60	248	1,691	1,953
Undeveloped	—	12	105	133	240
Total net proved	4	72	353	1,824	2,193
(a)Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
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
Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2022 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 20 years of petroleum industry experience, including 11 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 20 persons with an average of 14 years of relevant technical experience in evaluating reserves, of whom 18 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 15 persons with an average of 11 years of relevant experience in evaluating and managing the evaluation of reserves.
Proved undeveloped reserves
As at December 31, 2022, approximately 11 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 240 million oil-equivalent barrels. Proved undeveloped reserves are associated with Syncrude and Cold Lake. This compared to 386 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2021. The decrease of 146 million oil-equivalent barrels of proved undeveloped reserves includes a decrease of 133 million oil-equivalent barrels at Cold Lake associated with a shift of future development from the traditional Cyclic Steam Stimulation (CSS) to lower emissions intensity, solvent based technologies, a decrease of 7 million oil-equivalent barrels at Syncrude, and a decrease of 6 million oil-equivalent barrels due to the Montney and Duvernay unconventional assets sale. No proved undeveloped reserves were converted into proved developed reserves during 2022.
Proved undeveloped reserves that have remained undeveloped for five years or more represent about 6 percent (14 million oil-equivalent barrels) of proved undeveloped reserves and are associated with ongoing development programs at Cold Lake. These undeveloped reserves are planned to be developed in a staged approach to align with operational capacity and efficient capital spending commitment over the life of the asset. The company is reasonably certain that these proved reserves will be produced; however the timing and amount recovered can be affected by a number of factors including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty frameworks and significant changes in oil and gas price levels.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $167 million during the year to progress the development of proved undeveloped reserves at Cold Lake and Syncrude. These investments represented about 15 percent of the $1,128 million in total reported Upstream capital and exploration expenditures.

Oil and gas production, production prices and production costs
Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 47 of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended
December 31, 2022 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2022	2021	2020
Bitumen:
Kearl:	- gross (b)	172	186	158
	- net (c)	157	178	155
Cold Lake:	- gross (b)	144	140	132
	- net (c)	106	114	124
Total bitumen:	- gross (b)	316	326	290
	- net (c)	263	292	279
Synthetic crude oil (d):	- gross (b)	77	71	69
	- net (c)	63	62	68
Liquids (e):	- gross (b)	9	11	13
	- net (c)	9	10	12
Total:	- gross (b)	402	408	372
	- net (c)	335	364	359
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Net production is gross production less the mineral owners’ or governments’ share or both.
(d)The company’s synthetic crude oil production volumes were from the company’s share of production volumes in the Syncrude joint venture and include immaterial amounts of bitumen and other products exported to the operator's facilities using an existing interconnect pipeline.
(e)Liquids include crude oil, condensate and NGLs.

Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2022 are set forth below. All reported production volumes were from Canada and are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the “Financial section” entitled “Management’s discussion and analysis of financial condition and results of operations” on page 47 of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2022	2021	2020
Gross production (b) (c)	85	120	154
Net production (c) (d) (e)	83	115	150
Net production available for sale (f)	50	81	115
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(d)Net production is gross production less the mineral owners’ or governments’ share or both.
(e)Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

Total average daily oil-equivalent basis production
The company’s total average daily production expressed in an oil-equivalent basis is set forth below, with natural gas converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

thousands of barrels per day (a)	2022	2021	2020
Total production oil-equivalent basis:
- gross (b)	416	428	398
- net (c)	349	383	384
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2022 were as follows.

Canadian dollars per barrel	2022	2021	2020
Bitumen	84.67	57.91	25.69
Synthetic crude oil	125.46	81.61	49.76
Liquids (a)	93.77	59.41	27.40
Canadian dollars per thousand cubic feet
Natural gas	5.69	3.83	1.90
(a)Liquids include crude oil, condensate and NGLs.
In 2022, Imperial's average Canadian dollar realization for bitumen increased generally in line with Western Canada Select (WCS). The company's average Canadian dollar realizations for synthetic crude oil increased generally in line with West Texas Intermediate (WTI), adjusted for changes in exchange rates and transportation costs and reflect a premium over WTI driven by supply and demand.
In 2021, Imperial’s average Canadian dollar realizations for bitumen increased generally in line with Western Canada Select (WCS). The company’s average Canadian dollar realizations for synthetic crude oil increased generally in line with West Texas Intermediate (WTI), adjusted for changes in exchange rates and transportation costs.
Average unit production costs

Canadian dollars per barrel	2022	2021	2020
Bitumen	39.05	29.06	25.73
Synthetic crude oil	68.00	61.97	45.51
Total oil-equivalent basis (a)	44.02	34.32	28.73
(a)Includes liquids, bitumen, synthetic crude oil and natural gas.
In 2022, bitumen unit production costs increased, primarily driven by higher energy costs.
In 2022, synthetic crude oil unit production costs increased, primarily driven by higher energy costs.
In 2021, bitumen unit production costs increased, primarily driven by higher energy costs.
In 2021, synthetic crude oil unit production costs increased, primarily driven by higher maintenance costs and mine tailings spend.

Drilling and other exploratory and development activities
The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2022.

wells	2022	2021	2020
Net productive exploratory	—	—	—
Net dry exploratory	—	—	—
Net productive development	24	13	29
Net dry development	—	—	—
Total	24	13	29
In 2022, wells drilled to add productive capacity include 24 development wells at Cold Lake.
In 2021, wells drilled to add productive capacity include 12 development wells at Cold Lake and 1 well associated with the Montney and Duvernay unconventional assets.
In 2020, wells drilled to add productive capacity include 28 development wells at Cold Lake and 1 well associated with the Montney and Duvernay unconventional assets.
Wells drilling
At December 31, 2022, the company was drilling the following development wells to add productive capacity at Cold Lake. All wells were located in Canada.

	2022
Wells	Gross	Net
Total	21	21
Exploratory and development activities regarding oil and gas resources
Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2022, additional wells were drilled on existing phases. In 2023, an infill development drilling program is planned within the approved development area to add productive capacity. Additionally, in 2022, the company approved the budget for the Leming steam-assisted gravity drainage (SAGD) project that will re-develop the original pilot area of the Cold Lake field, with development activities to commence in 2023 and start-up planned in 2024.
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

In August 2018, Imperial received regulatory approval from the Alberta Energy Regulator for an expansion project at Cold Lake to develop the Grand Rapids interval using SA-SAGD technology, capable of producing 50,000 barrels per day before royalties. Imperial intends to develop the Grand Rapids reservoir through capital-efficient investments that make use of available steam capacity from existing plants, with the initial phase of Grand Rapids development planned as an extension from the Nabiye plant. In April 2022, the Grand Rapids Phase 1 (GRP1) project was approved by the company's board with a forecasted average production of 15,000 barrels per day before royalties. Development activities are planned to be completed by year-end 2023.
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
Montney and Duvernay
The company owned a 50 percent interest in XTO Energy Canada, which included Montney and Duvernay unconventional assets located in central Alberta. On August 31, 2022, jointly with ExxonMobil Canada, Imperial sold its interests in XTO Energy Canada to Whitecap Resources Inc. The sale completed the marketing effort announced in January 2022, and is consistent with Imperial’s strategy to focus upstream resources on key oil sands assets and its commitment to deliver long-term value to shareholders. The assets included 567,000 net acres in the Montney shale, 72,000 net acres in the Duvernay shale and additional acreage in other areas of Alberta. Net production from these assets was about 140 million cubic feet of natural gas per day and about 9,000 barrels of crude, condensate and natural gas liquids per day.

The sale of the assets followed the company's ramp down of drilling activity and adjustment of long-term development plans in 2020 and 2021.
Beaufort Sea
The company holds a 25 percent interest in two exploration licences in the Beaufort Sea. In 2016, the Federal Government of Canada declared Arctic waters off limits to new offshore oil and gas licences for five years subject to review at the end of that period. Existing licences were not impacted. In June 2019, the Federal Government approved selective changes to the Canada Petroleum Resources Act to prohibit and freeze the existing licences through the completion of the Beaufort Regional Strategic Environmental Assessment (BR-SEA) review. In 2022, the prohibition was extended to December 31, 2023 with a second one-year extension. During this time, the Federal Government plans to finalize the BR-SEA for public release which will be subject to a stakeholder review period that will aim to address regional social, environmental, economic and spill response impacts of natural resource development in the Arctic. The company continues to hold the licences while maintaining community engagement and participation in the BR-SEA process.
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
During 2022, the company’s share of Kearl’s net bitumen production was about 157,000 barrels per day and gross production was about 172,000 barrels per day.
Total gross production for Kearl was about 242,000 barrels per day (172,000 barrels Imperial’s share), down 21,000 barrels per day (14,000 barrels Imperial's share) compared to 2021, as a result of extreme cold weather impacts in the first quarter of 2022.
In 2022, the company successfully completed the startup of the second Boiler Flue Gas Unit, incorporating learnings from the first unit's startup in 2021. This technology recovers waste heat from a boiler’s combustion exhaust to pre-heat process water. Each unit has the potential to reduce operating costs and emissions. Imperial is currently progressing plans to apply this innovative technology on up to four additional boilers by year-end 2023.
Cold Lake
Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
During 2022, net bitumen production at Cold Lake was about 106,000 barrels per day and gross production was about 144,000 barrels per day. Gross production increased about 4,000 barrels per day compared to 2021 as a result of improved reliability, production optimizations, and recent capital-efficient infill drilling.
Cold Lake has expanded its commercial application of Liquid Addition to Steam for Enhanced Recovery (LASER), with the technology now being applied to approximately 10 per cent of production, resulting in reduced greenhouse gas emissions compared to traditional CSS technology.
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
In 2022, the company’s share of Syncrude’s net production was about 63,000 barrels per day. The gross production was about 77,000 barrels per day, which is an increase of about 6,000 barrels per day compared to 2021, supported by the interconnect pipeline.
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
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2022 and December 31, 2021, is set forth in the following table. The statistics in the table are determined in part from information received from other operators. The total number of wells decreased in 2022 primarily due to divestment activities and the shut-in of multiple non-economical wells.

	Year ended December 31, 2022				Year ended December 31, 2021
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,277	4,264	2,419	774	4,557	4,509	2,729	885
(a)Gross wells are wells in which the company owns a working interest.
(b)Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.
(c)Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2022, the company had an interest in 12 gross wells with multiple completions (2021 - 12 gross wells).

Land holdings
At December 31, 2022 and December 31, 2021, the company held the following oil and gas rights, and bitumen and synthetic crude oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2022	2021	2022	2021	2022	2021
Western provinces (a):
Liquids and gas	- gross (b)	441	1,059	185	621	626	1,680
	- net (c)	260	517	135	350	395	867
Bitumen	- gross (b)	196	196	584	584	780	780
	- net (c)	182	182	255	255	437	437
Synthetic crude oil	- gross (b)	119	119	100	100	219	219
	- net (c)	30	30	25	25	55	55
Canada lands (d):
Liquids and gas	- gross (b)	2	2	1,803	1,803	1,805	1,805
	- net (c)	2	2	495	495	497	497
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	146	267	211	332
	- net (c)	6	6	22	36	28	42
Total (e):	- gross (b)	823	1,441	2,818	3,375	3,641	4,816
	- net (c)	480	737	932	1,161	1,412	1,898
(a)Western provinces include British Columbia and Alberta.
(b)Gross acres include the interests of others.
(c)Net acres exclude the interests of others.
(d)Canada lands include the Arctic Islands, Beaufort Sea / Mackenzie Delta, and other Northwest Territories.
(e)Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

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
The company’s share of Syncrude joint venture leases covering about 55,000 net acres accounts for the entire synthetic crude oil acreage.
Oil sands leases have an exploration period of 15 years and are continued beyond that point by payment of escalating rentals or by production. The majority of the acreage in Cold Lake, Kearl and Syncrude is continued by production.
The company holds interests in an additional 395,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas. In 2022, the company divested its interest in Horn River totalling about 103,000 net acres and its interest in XTO Energy Canada totalling about 365,000 net acres.
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
The approximate average daily volumes of refinery throughput and utilization during the three years ended December 31, 2022, and the daily rated capacities of the refineries as at December 31, 2022, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2022	2021	2020	2022
Strathcona, Alberta	195	172	170	197
Sarnia, Ontario	113	106	86	123
Nanticoke, Ontario	110	101	84	113
Total	418	379	340	433
Utilization of refinery capacity (percent)	98	89	80
(a)Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

2022
Improved refinery throughput in 2022 was primarily driven by increased demand and reduced turnaround activity.
2021
Improved refinery throughput in 2021 primarily reflects reduced impacts associated with the COVID-19 pandemic, partially offset by a planned turnaround at Strathcona.
Distribution
The company maintains a nationwide distribution system to move petroleum products to market by pipeline, tanker, rail and road transport. The company owns and operates fuel terminals across the country, as well as natural gas liquids and products pipelines in Alberta, Manitoba and Ontario and has interests in the capital stock of two products pipeline companies.

Marketing
The company markets petroleum products throughout Canada under well-known brand names, most notably Esso and Mobil, to all types of customers.
Imperial supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2022, there were about 2,400 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby Imperial supplies fuel to independent third parties.
Imperial also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases / sales contracts with the same counterparty) sold during the three years ended December 31, 2022, are set out in the following table.

thousands of barrels per day	2022	2021	2020
Gasolines	229	224	215
Heating, diesel and jet fuels	176	160	146
Lube oils and other products	47	45	40
Heavy fuel oils	23	27	20
Net petroleum product sales	475	456	421
In 2022, improved petroleum product sales primarily reflects increased demand.
In 2021, improved petroleum product sales primarily reflects reduced impacts associated with the COVID-19 pandemic.
Chemical
The company’s Chemical operations manufacture and market benzene, aromatic and aliphatic solvents, plasticizer intermediates, polyethylene resin, and markets refinery grade propylene. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.
The company’s total petrochemical sales volumes during the three years ended December 31, 2022, were as follows.

thousands of tonnes	2022	2021	2020
Total petrochemical sales	842	831	749
In 2022, sales volumes increased primarily due to higher sales of propylene and polyethylene, partially offset by lower intermediates.
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
The number of regular employees was about 5,300 at the end of 2022 (2021 - 5,400, 2020 - 5,800). Regular employees are defined as active executive, management, professional, technical and wage employees who work full-time or part-time for the company and are covered by the company’s benefit plans and programs.
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
Approval of large energy projects may be impacted by the environmental assessment framework under Canada's Impact Assessment Act (IAA). The IAA includes broader consideration for social, health, and gender-based impacts, the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050), reliance on strategic and regional assessments and adjusted regulatory review timelines.
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
As discussed in Item 1A. “Risk factors” in this report, compliance with existing and potential future government regulations, including environmental regulations, may have material effects on the capital expenditures, earnings, and competitive position of the company. Imperial takes new and ongoing measures throughout its operations each year to prevent and minimize the impact of its operations on air, land and water. These include significant investments in refining infrastructure and technology to manufacture clean fuels, continued evaluation and implementation of new technologies to reduce greenhouse gas emissions, adherence to federal and provincial greenhouse gas emissions reduction and reporting programs, enhanced water and land management, and expenditures for asset retirement obligations. In the past five years, the company has made capital and operating expenditures of about $4.5 billion on environmental protection and facilities. In 2022, the company’s environmental capital and operating expenditures totalled approximately $1.4 billion, which was spent primarily on activities to protect the air, land and water, including remediation projects. Environmental expenditures are expected to increase to approximately $1.8 billion in 2023, with capital expenditures expected to account for approximately 65 percent of the total. Costs for 2024 are anticipated to increase to approximately $2.2 billion, with capital expenditures expected to account for approximately 69 percent of the total.

Crude oil
Production
The maximum allowable gross production of crude oil from wells in Canada is subject to limitations by various regulatory authorities on the basis of engineering and conservation principles.
Additionally, the Government of Alberta has in the past used temporary mandatory production curtailment regulations to impose production limits on large producers in Alberta, such as those implemented in 2019 and repealed in 2021.
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
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2022 gas production rates.
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
Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Kearl, Cold Lake and Syncrude, see “Upstream” section entitled “Present activities” under Item 1 on page 12.

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
The company online
The company’s website www.imperialoil.ca contains a variety of corporate and investor information free of charge, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports. These reports are made available as soon as reasonably practicable after they are filed or furnished to the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, interactive data files, and other information regarding issuers that are submitted and posted electronically with the SEC.

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
Supply and demand
The oil, gas, fuels and petrochemical businesses are fundamentally commodity businesses. This means the company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Commodity prices have been volatile, and the company expects that volatility to continue. Any material decline in crude oil prices could have a material adverse effect on Imperial’s Upstream operations, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on Imperial’s Downstream margins, depending on the market conditions for refined products. The company's pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, and lower-emission fuels also depends on the growth and development of markets for those products and services, including implementation of supportive government policies and developments in technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A. The company may also be impacted by changes in other commodities the company utilizes, such as prices and availability of feedstocks for lower-emission fuels including renewable diesel.
Economic conditions
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that affect general economic conditions such as changes in population growth rates, government regulation or austerity programs, trade tariffs or broader breakdowns in global trade, security or public health issues and responses, the inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, other events or conditions that impair the functioning of financial markets and institutions also pose risks to Imperial.
Other demand-related factors
Factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact Imperial’s results include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for our products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of, or government policy support for, alternative energy sources; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage that make wind and solar more competitive for power generation; changes in consumer preferences for the company’s products, including consumer demand for alternative fueled or electric transportation or alternatives to plastic products; broad-based changes in personal income levels, interest rates and inflation; and security or public health issues and responses such as epidemics and pandemics. See also “Climate change, energy transition and greenhouse gas restrictions” below.

Other supply-related factors
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of and adherence by participating countries or others to production quotas established by OPEC or “OPEC+” and other agreements among sovereigns, government policies that restrict oil and gas production or increase associated costs, including actions intended to reduce greenhouse gas emissions and previous Government of Alberta curtailment regulations, the occurrence of wars, hostile actions, natural disasters, trade tariffs or broader breakdowns in global trade, disruptions in competitors’ operations, or unexpected pipeline or rail constraints that may disrupt and have in the past disrupted supplies. For example, Russia's military action in Ukraine has impacted global crude oil and gas supply levels and prices, and continues to contribute to a volatile commodity environment, the duration of which is uncertain. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
Canadian-specific market factors
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. Increased differentials, have in the past, led the Government of Alberta to enact temporary mandatory production curtailment regulations that imposed production limits on large producers in Alberta such as Imperial. Although the regulatory authority to impose curtailments was repealed at the end of 2021, the use of similar curtailment regulations in the future could have an adverse effect on the company’s business. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Other market factors
Market factors may also result in losses from commodity derivatives and other instruments used to hedge price exposures or for trading purposes. Imperial’s future business results, including cash flows and financing needs, will also be affected by the rate of recovery from the COVID-19 pandemic, as well as the occurrence and severity of future outbreaks, the responsive actions taken by governments and others, and the resulting effects on regional and global markets and economies. If the company’s mitigation and response efforts prove insufficient, then large outbreaks of epidemics, pandemics or other health crises such as COVID-19 at operating sites, particularly in remote locations and where work camps are utilized, could materially impact the company’s personnel and its operations, reducing productivity and increasing costs.
Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, challenges to legislative jurisdiction between different levels of government, third-party opposition to company or infrastructure projects, and duration of regulatory reviews could impact Imperial’s existing operations and planned projects. This includes actions by policy-makers, regulators or other actors to delay or deny necessary licences and permits, restrict the availability of oil and gas leases or the operation of third-party infrastructure that the company relies on, such as pipelines to transport the company’s upstream production to market or that supply feedstock to the company’s refineries. Additionally, changes in environmental regulations, assessment processes or other laws and increasing and expanding stakeholder consultation (including Indigenous stakeholders), may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.
Other government and political factors that could adversely affect the company’s financial results include increases in taxes or government royalty rates (including retroactive claims) and changes in trade policies and agreements. Changes in taxation policy, such as the Government of Canada announcement in 2022 of a tax on share buybacks, could impact the company’s results and ability to return surplus cash to shareholders. Further, the adoption of regulations mandating efficiency standards, and the use of alternative fuels or uncompetitive fuel components could affect the company’s operations. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies.

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
Governments may establish regulations with respect to the control of the company’s production, such as the Government of Alberta's temporary mandatory production curtailment regulations that were in effect from 2019 through 2021, as discussed in the “Supply and demand” section above. Government intervention in free markets may introduce unintended consequences such as market volatility and uncertainty, misallocation of resources, and erosion of investor confidence.
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

Regulation of air, water and land
The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy applicable to the company’s oil sands assets, could restrict development in current and future areas of operation. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed and implemented at the federal and provincial levels, including sulphur dioxide limits for refineries in Ontario, and could impact existing and planned operations and projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.
Regulation of wildlife
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

Regulation of oil sands
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
Environmental assessments
In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. The Government of Canada's environmental assessment framework under the Impact Assessment Act expands assessment considerations beyond the environment to include social, health, economic, and gender-based impacts and the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050). It also includes a reliance on strategic and regional assessments and adjusted regulatory review timelines. The impact of this legislation is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects and project expansions.
Compliance costs
Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the cessation of operations, imposition of fines and penalties, and liability for clean-up costs and damages.
The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental legislation (including, but not limited to, application of regulations related to air, water, land, biodiversity and waste, such as mine tailings and the production or use of new or recycled plastics) may increase the cost of compliance or reduce or delay available business opportunities. Future changes in environmental legislation and the enforcement of regulations could occur and result in stricter standards and enforcement, larger fines, penalties and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.
Risk Management
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

Climate change, energy transition and greenhouse gas restrictions
Net-zero scenarios
Driven by concern over the risks of climate change, the provinces and the Government of Canada have adopted or have revised regulatory frameworks to reduce greenhouse gas emissions including emissions from the production and use of oil and gas, and their products. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties’ summits under which Canada has endorsed objectives to reduce the atmospheric concentration of CO2 over the coming decades, with an ambition ultimately to achieve “net zero”. Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net zero, derive from hypothetical scenarios that reflect many assumptions about the future and reflect substantial uncertainties. The company’s actions with respect to the energy transition, including its announced goal, ultimately, to achieve company-wide net-zero emissions (Scope 1 and 2) from its operated assets, carries risks that the transition, including underlying technologies, policies, and markets as discussed in more detail below, will not develop at the pace or in the manner estimated by current net-zero scenarios. The success of Imperial's strategy for the energy transition will also depend on its ability to recognize key signposts of change in the global energy system on a timely basis, and the corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on the company's competitive strengths.
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

The Government of Alberta obtained federal equivalency for its Technology Innovation and Emissions Reduction Regulation (TIER) that came into effect in 2020 and applies to facilities with CO2 emissions in excess of 100,000 tonnes per year. TIER is designed to reduce emissions by putting a price on nominally 10 percent of a facility’s emissions in 2020. This price increased to 11 percent in 2021 and 12 percent in 2022, with the oil sands mining and upgrading facilities increasing to 17 percent in 2021 and 18 percent in 2022, and these percentages are anticipated to increase by 2 percent per year starting in 2023, followed by an increase of 4 percent in 2029 and 2030 for the oil sands sector. Further, the Alberta Oil Sands Emissions Limit Act sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on the company’s future oil sands operations in Alberta. With respect to other provinces, Ontario obtained federal equivalency for its Emissions Performance System, which puts a price on 8 percent of a facility’s emissions, increasing by 2.4 percent in 2023 followed by 1.5 percent in 2024. British Columbia has carbon pricing in place for all emissions, with pricing expected to meet or exceed the federal carbon pricing schedule in 2023. Increases in carbon pricing could adversely impact the company’s operations and financial results unless the company can adapt its operations through technological innovation and investment in a cost-effective manner or meet compliance through offset credits or other mechanisms.

There are also various low carbon fuel standards being developed or already applicable to the company’s products. In 2022, the Government of Canada finalized draft regulations for the Clean Fuel Regulations, which will require the reduction in carbon intensity of liquid transportation fuels supplied in Canada starting in July 2023. The regulations build upon the existing federal renewable fuels regulations that require fuel producers and importers to have a specified amount of renewable fuel in gasoline and diesel. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement in 2020. Beginning in 2023, the British Columbia government has further increased the carbon intensity reductions to a total of 30 percent by 2030 (compared to the 2010 baseline). Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits.
The Government of Canada's Impact Assessment Act links environmental assessment approvals to climate change-related goals, and has also discussed a goal of establishing legally-binding policies for being carbon-neutral by 2050. Changes and policies related to this act could adversely impact the company’s ability to progress new oil sands projects.
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
Technology and lower-emission solutions
Achieving societal ambitions to reduce greenhouse gas emissions and ultimately achieve net-zero will require new technologies to reduce the cost and increase the scalability of alternative energy sources as well as technologies such as carbon capture and storage (CCS). CCS technologies, focused initially on capturing and sequestering CO2 emissions from high-intensity industrial activities, can assist in meeting society’s objective to mitigate atmospheric greenhouse gas levels while also helping ensure the availability of the reliable and affordable energy the world requires. The company’s future results and ability to succeed through the energy transition while helping meet Canada's emission-reduction goals and meet its own net-zero and emission reduction goals will depend in part on the success of these research and collaboration efforts. It will also rely on the company’s ability to adapt and apply the strengths of its current business model to providing the energy products of the future in a cost-competitive manner.

Policy and market development
The scale of the world’s energy system means that, in addition to developments in technology discussed above, a successful energy transition will require appropriate support from governments and private participants throughout the global economy. The company’s ability to develop and deploy CCS and other lower-emission energy technologies at commercial scale will depend in part on the continued development of supportive government policies and markets. Failure or delay of these policies or markets to materialize or be maintained could adversely impact these investments. Policy and other actions that result in restricting the availability of hydrocarbon products without commensurate reduction in demand may have unpredictable adverse effects, including increased commodity price volatility; periods of significantly higher commodity prices and resulting inflationary pressures; and local or regional energy shortages. Such effects in turn may depress economic growth or lead to rapid or conflicting shifts in policy by different actors, with resulting adverse effects on the company’s business.

In addition, the existence of supportive policies in any jurisdiction is not a guarantee that those policies will continue in the future. See also the discussion of “Supply and demand”, “Government and political factors”, and “Management effectiveness” in this Item 1A.

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
Other business risks
Imperial is reliant on a number of key chemicals, catalysts and third-party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability, capacity or proximity, with respect to pipeline facilities and railcars, could negatively impact Imperial’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining operations and sales volumes. This includes outages of key third-party infrastructure, such as pipelines servicing the company’s oil sands assets or pipelines supplying feedstock to its refineries, which could impact the company’s ability to operate its assets or limit the ability to deliver production and products to market. A third-party utilities outage could have an adverse impact on the company’s operations and ability to produce.
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
Current and future increases in operating costs such as energy, transportation and materials, including through shipping, supply chain disruptions and inflationary cost pressures, could adversely affect the company’s financial results if it is unable to control or offset these costs. In addition to direct potential impacts on the company's costs and revenues, market factors such as rates of inflation may indirectly impact results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under “Supply and demand". Further, with inflation rising in Canada and other countries throughout 2022, governments have increased interest rates which may further impact the company through the availability of financing, cost of debt, and exchange rate fluctuations. Additional information regarding the potential future impact of market factors on our businesses is included or incorporated by reference under Item 7A Quantitative and qualitative disclosures about market risk in this report.
Operational and other factors
In addition to external economic and political factors, Imperial’s future business results also depend on the company’s ability to manage successfully those factors that are at least in part within its control. The extent to which Imperial manages these factors will impact its performance relative to competition. For projects in which the company is not the operator such as Syncrude, Imperial depends on the management effectiveness of one or more co-venturers whom the company does not control.

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
Safety, business controls and environmental risk management
The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures and crude oil spills. Imperial’s operations are also subject to the additional hazards of pollution, releases of toxic gas and environmental hazards and risks, including severe weather (such as extreme cold weather events that impacted the company's oil sands operations in early 2022) and geological events. The company’s results depend on management’s ability to minimize these inherent risks, to effectively control business activities and to minimize the potential for human error. Imperial applies rigorous management systems, including a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. The company also maintains a disciplined framework of internal controls and applies a controls management system for monitoring compliance with this framework. The company’s upstream and downstream operations may experience loss of production, slowdowns or shutdowns and increased costs due to the failure of interdependent systems, and substantial liabilities and other adverse impacts could result if the company’s management systems and controls do not function as intended.
Cybersecurity
Imperial is regularly subject to attempted cybersecurity disruptions from a variety of sources, including state-sponsored actors. Imperial’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions: non-technological measures such as threat information sharing with governmental and industry groups; annual internal training and awareness campaigns including routine testing of employee awareness via mock threats; and an emphasis on resiliency including business response and recovery.
If the measures the company is taking to protect against cybersecurity disruptions prove to be insufficient or if the company’s proprietary data is otherwise not protected, the company, as well as its customers, employees or third parties, could be adversely affected. The company is exposed to potential harm from cybersecurity events that may affect the operations of third parties, including our partners, suppliers, service providers (including providers of cloud-based services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third-party information being compromised; or otherwise disrupt the company’s business operations. Imperial could incur significant costs to remedy the effects of a major cybersecurity disruption, in addition to costs in connection with resulting regulatory actions, litigation or reputational harm.

Preparedness
The company’s operations may be disrupted by severe weather events, natural disasters, human error, and similar events. Our facilities are designed, engineered, constructed, and operated to withstand a variety of extreme climatic and other conditions, with safety factors built in to cover a number of uncertainties, including those associated with permafrost stability, temperature extremes, extreme rainfall events, earthquakes and other events. Our consideration of changing weather conditions and inclusion of safety factors in design covers the engineering uncertainties that climate change and other events may potentially introduce. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its robust facility engineering, rigorous disaster preparedness and response, and business continuity planning.
Reputation
Imperial’s reputation is an important corporate asset. Factors that could have an impact on the company’s reputation including an operating incident or significant cybersecurity disruption; changes in consumer views concerning the company’s products; a perception by investors or others that insufficient progress is being made with respect to the company’s ambition in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; and other adverse events such as those described in this Item 1A. Negative impacts on Imperial’s reputation could, in turn, make it more difficult for the company to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions and environmental impact.
Reserves
The company’s future production and cash flows from bitumen, synthetic crude oil, liquids and natural gas reserves are highly dependent upon the company’s success in exploiting its current reserves. To maintain production and cash flows over the long term, the company must replace produced reserves, which can be accomplished through exploration discovery of new resources, appraisal and investments in developing discovered resources, or acquisition of reserves. To the extent cash flows from operations are insufficient to fund capital expenditures and external sources of capital become limited or unavailable, the company’s ability to make the necessary capital investments to maintain and grow oil and natural gas reserves will be adversely impacted. In addition, the company may be unable to find and develop or acquire additional reserves to replace oil and natural gas production at acceptable costs.

Estimates of economically recoverable oil and natural gas reserves and future net cash flows involve many uncertainties, including factors beyond the company’s control. Key factors with uncertainty include: geological and engineering estimates, including that additional information obtained through seismic and drilling programs, reservoir analysis and production and operational history may result in revisions to reserves; the assumed effects of regulation or changes to regulation by government agencies, including royalty frameworks and environmental regulations (such as the regulation of greenhouse gas emissions, including accelerated timelines and emission reduction stringency to meet government goals, which could impose significant compliance costs on the company, require new technology, or impact the economic viability of certain projects); future commodity prices, where low commodity prices may affect reserves development; abandonment and reclamation costs, including reclamation and tailings requirements for mining operations; and operating costs. Actual production, revenues, taxes and royalties, development costs, abandonment and reclamation costs, and operating expenditures, with respect to reserves, will likely vary from such estimates, and such variances could be material.

Item 1B.     Unresolved staff comments

None.

Item 2.     Properties

Reference is made to Item 1 above.

Item 3.     Legal proceedings
Refer to the relevant portions of note 9. "Litigation and other contingencies" of the “Financial section” of this report for additional information on legal proceedings.
Imperial has elected to use a US $1 million threshold for disclosing environmental proceedings.
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
As of February 8, 2023 there were 9,342 holders of record of common shares of the company.
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
Canada has approved several positions with respect to the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (“MLI”), which may impact the taxability of dividends and capital gains in Canada if the shareholder’s country of residence has also approved these same positions of the MLI.
During the fourth quarter, the company did not issue or sell any unregistered equity securities.
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under the “Company executives and executive compensation”:
•Entitled “Performance graph” within the “Compensation discussion and analysis” section on page 170 of this report; and
•Entitled “Equity compensation plan information”, within the “Compensation discussion and analysis”, on page 176 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
October 2022
(October 1 - October 31)	6,673,198	65.06	6,673,198	—
November 2022
(November 1 - November 30)	—	—	—	—
December 2022
(December 1 - December 31)	20,689,655	72.50	20,689,655	—
(a)On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program, and the program completed on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.
(b)On November 4, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 14, 2022, with the company taking up and paying for 20,689,655 common shares at a price of $72.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial’s issued and outstanding shares at the close of business on October 31, 2022. This included 14,399,985 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

The company will continue to evaluate the renewal of its normal course issuer bid share purchase program in June 2023 in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 7. Management’s discussion and analysis of financial condition and results of operations
Reference is made to the section entitled “Management’s discussion and analysis of financial condition and results of operations” in the “Financial section”, starting on page 47 of this report.

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
•Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID: 271), Calgary, Canada dated February 22, 2023, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” on page 71 and continuing through note 18, “Divestment activities” on page 106;
•“Supplemental information on oil and gas exploration and production activities” (unaudited) starting on page 107.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 70 of this report for “Management’s report on internal control over financial reporting” and page 71 for the “Report of Independent Registered Public Accounting Firm” on the company’s internal control over financial reporting as of December 31, 2022.
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
The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled “Nominees for director” on pages 112 to 116 of this report have been nominated for election at the annual meeting of shareholders to be held May 2, 2023. All of the nominees, with the exception of S.R. Driscoll, J. Floren and G.J. Goldberg, are now directors and have been since the dates indicated. Ms. Driscoll, Mr. Floren and Mr. Goldberg are not currently directors and are being nominated for election as directors at the annual meeting of shareholders for the first time. K.T. Hoeg, J.M. Mintz and D.S. Sutherland are currently directors and are not standing for re-election in 2023 as they have reached the company's mandatory retirement age for directors.
Reference is made to the section under “Nominees for director”:
•“Director nominee tables”, on pages 112 to 116 of this report;
Reference is made to the sections under “Corporate governance disclosure”:
•“Skills and experience of our board members and nominees”, on page 121 of this report.
•“Other public company directorships of our board members and nominees”, on page 125 of this report.
•The table entitled “Audit committee” under “Board and committee structure”, on page 134 of this report;
•“Ethical business conduct”, starting on page 147 of this report; and
•“Largest shareholder”, on page 151 of this report.
Reference is made to the sections under “Company executives and executive compensation”:
•“Named executive officers of the company” and “Other executive officers of the company”, on pages 153 to 154 of this report.

Item 11. Executive compensation
Sections of the company’s management proxy circular are contained in the “Proxy information section”, starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under “Corporate governance disclosure”:
•“Director compensation”, on pages 139 to 146 of this report; and
•“Share ownership guidelines of independent directors and chairman, president and chief executive officer”, on page 146 of this report.
Reference is made to the following sections under “Company executives and executive compensation”:
•“Letter to shareholders from the executive resources committee on executive compensation”, on page 155 of this report; and
•“Compensation discussion and analysis”, on pages 156 to 178 of this report.

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
Reference is made to the section under “Corporate governance disclosure” entitled “Largest shareholder”, on page 151 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year-ended December 31, 2022 is described in the sections under “Nominees for director” starting on page 112, “Director compensation” starting on page 139 and “Company executives and executive compensation” starting on page 153. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares owned and restricted stock units held by each named executive officer, and the incumbent directors and executive officers as a group, as of February 8, 2023.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
B.W. Corson	—	323,600	120,676	73,850
D.E. Lyons	—	94,800	10,419	9,600
S.P. Younger	—	54,400	8,796	13,600
B.A. Jolly	12,506	73,800	—	—
J.R. Wetmore	15,990	60,400	—	—
Incumbent directors and executive officers as a group (16 people)	113,437	807,550	161,155	225,450
(a)No common shares are beneficially owned by reason of exercisable options. None of these individuals owns more than 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation. The directors and officers as a group own approximately 0.02 percent of the outstanding shares of Imperial Oil Limited, and less than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Information not being within the knowledge of the company has been provided by the directors and the executive officers individually.
(b)Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.

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
Reference is made to the section under “Corporate governance disclosure” entitled “Transactions with Exxon Mobil Corporation”, on page 151 of this report.
M.R. Crocker is deemed a non-independent member of the board of directors and the executive resources committee, safety and sustainability committee, nominations and corporate governance committee and community collaboration and engagement committee under the relevant standards. As an employee of Exxon Mobil Corporation, M.R. Crocker is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

Item 14. Principal accountant fees and services
Auditor information
The audit committee of the board of directors recommends that PricewaterhouseCoopers LLP (PwC) be reappointed as the auditor of the company until the close of the next annual meeting. PwC has been the auditor of the company for more than five years and are located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board and the Public Company Accounting Oversight Board (United States) (PCAOB).
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2022 and December 31, 2021 were as follows:

thousands of Canadian dollars	2022	2021
Audit fees	2,190	1,890
Audit-related fees	92	92
Tax fees	—	—
All other fees	—	—
Total fees	2,282	1,982
Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2022. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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
Auditor independence
The audit committee periodically discusses with PwC their independence from the company and from management. PwC have confirmed that they are independent with respect to the company within the meaning of the Rules of Professional Conduct of the Chartered Professional Accountants of Alberta, the PCAOB and the rules of the SEC. The company has concluded that the auditor’s independence has been maintained.

PART IV
Item 15. Exhibits, financial statement schedules
Reference is made to the table of contents in the “Financial section” on page 41 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4)	(vi)	Description of capital stock. (Incorporated herein by reference to Exhibit (4)(vi) of the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 0-12014)).

(10)	(ii)	(1)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement dated June 25, 1984. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(2)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (FileNo. 0-12014)).

(iii)(A)		(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2011 and subsequent years, as amended effective November 14, 2011 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on February 23, 2012 (File No. 0-12014)).
		(4)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).
		(5)	Amended Short Term Incentive Program with respect to awards granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).
		(6)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2020 and subsequent years, as amended effective November 24, 2020 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 0-12014)).
		(7)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2022 and subsequent years, as amended effective November 29, 2022.

(21)	Imperial Oil Resources Limited is incorporated in Alberta, Canada and Canada Imperial Oil Limited is incorporated in Canada, and both are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2022.

(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(101)	Interactive Data Files (formatted as Inline XBRL).

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Copies of Exhibits may be acquired upon written request of any shareholder to the vice president, investor relations, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.
Item 16. Form 10-K summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 22, 2023 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

by /s/ Bradley W. Corson
(Bradley W. Corson)
Chairman, president and chief executive officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bradley W. Corson	Chairman, president and chief executive officer and director (Principal executive officer)
(Bradley W. Corson)

/s/ Daniel E. Lyons	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)
(Daniel E. Lyons)

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Matthew R. Crocker	Director
(Matthew R. Crocker)

/s/ Krystyna T. Hoeg	Director
(Krystyna T. Hoeg)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

/s/ Jack M. Mintz	Director
(Jack M. Mintz)

/s/ David S. Sutherland	Director
(David S. Sutherland)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2022	2021	2020
Revenues	59,413	37,508	22,284

Net income (loss):
Upstream	3,645	1,395	(2,318)
Downstream	3,622	895	553
Chemical	204	361	78
Corporate and other	(131)	(172)	(170)
Net income (loss)	7,340	2,479	(1,857)

Cash and cash equivalents at year-end	3,749	2,153	771
Total assets at year-end	43,524	40,782	38,031

Long-term debt at year-end	4,033	5,054	4,957
Total debt at year-end	4,155	5,176	5,184
Other long-term obligations at year-end	3,467	3,897	4,100

Shareholders’ equity at year-end	22,413	21,735	21,418
Cash flow from operating activities	10,482	5,476	798

Per share information (Canadian dollars)
Net income (loss) per common share - basic	11.47	3.48	(2.53)
Net income (loss) per common share - diluted	11.44	3.48	(2.53)
Dividends per common share - declared	1.46	1.03	0.88

Frequently used terms
Listed below are definitions of several of Imperial’s key business and financial performance measures. The definitions are provided to facilitate understanding of the terms and how they are calculated. Certain measures included in this document are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute “non-GAAP financial measures” under Securities and Exchange Commission Regulation G and Item 10(e) of Regulation S-K, and “specified financial measures” under National Instrument 52-112 Non-GAAP and Other Financial Measures Disclosure of the Canadian Securities Administrators.

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
Reconciliation of capital employed

	millions of Canadian dollars	2022	2021	2020
	From the Consolidated balance sheet

	Business uses: asset and liability perspective
	Total assets	43,524	40,782	38,031
Less:	Total current liabilities excluding notes and loans payable	(8,776)	(5,432)	(3,153)
	Total long-term liabilities excluding long-term debt	(8,180)	(8,439)	(8,276)
	Add: Imperial’s share of equity company debt	25	20	26
	Total capital employed	26,593	26,931	26,628

	Total company sources: Debt and equity perspective
	Notes and loans payable	122	122	227
	Long-term debt	4,033	5,054	4,957
	Shareholders’ equity	22,413	21,735	21,418
	Add: Imperial’s share of equity company debt	25	20	26
	Total capital employed	26,593	26,931	26,628

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
Components of return on average capital employed

millions of Canadian dollars	2022	2021	2020
From the Consolidated statement of income

Net income (loss)	7,340	2,479	(1,857)
Financing (after-tax) including Imperial’s share of equity companies	55	40	52
Net income (loss) excluding financing	7,395	2,519	(1,805)

Average capital employed	26,762	26,780	28,059
Return on average capital employed (percent) – corporate total	27.6	9.4	(6.4)
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
Reconciliation of cash flows from (used in) operating activities and asset sales

millions of Canadian dollars	2022	2021	2020
From the Consolidated statement of cash flows

Cash flows from (used in) operating activities	10,482	5,476	798
Proceeds from asset sales	904	81	82
Total cash flows from (used in) operating activities and asset sales	11,386	5,557	880

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
Reconciliation of operating costs

millions of Canadian dollars	2022	2021	2020
From the Consolidated statement of income
Total expenses	50,186	34,307	24,796
Less:
Purchases of crude oil and products	37,742	23,174	13,293
Federal excise tax and fuel charge	2,179	1,928	1,736
Financing	60	54	64
Subtotal	39,981	25,156	15,093
Imperial's share of equity company expenses	71	61	64
Total operating costs	10,276	9,212	9,767

Components of operating costs

millions of Canadian dollars	2022	2021	2020
From the Consolidated statement of income
Production and manufacturing	7,404	6,316	5,535
Selling and general	882	784	741
Depreciation and depletion (includes impairments)	1,897	1,977	3,293
Non-service pension and postretirement benefit	17	42	121
Exploration	5	32	13
Subtotal	10,205	9,151	9,703
Imperial's share of equity company expenses	71	61	64
Total operating costs	10,276	9,212	9,767

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

Reconciliation of net income (loss) excluding identified items

millions of Canadian dollars	2022	2021	2020
From the Consolidated statement of income

Net income (loss) (U.S. GAAP)	7,340	2,479	(1,857)

Less identified items included in Net income (loss)
Gain/(loss) on sale of assets	208	—	—
Impairments	—	—	(1,171)
Subtotal of identified items	208	—	(1,171)

Net income (loss) excluding identified items	7,132	2,479	(686)

Management’s discussion and analysis of financial condition and results of operations
Overview
The following discussion and analysis of Imperial’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Imperial Oil Limited.
The company’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas, manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products.
Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s operating segments are Upstream, Downstream, Chemicals, and Corporate and other. The company’s integrated business model generally reduces the company’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, Imperial’s investment decisions are grounded on fundamentals reflected in its long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities. The Corporate Plan is a fundamental annual management process that is the basis for setting operating and capital objectives, in addition to providing the economic assumptions used for investment evaluation purposes. The foundation for the assumptions supporting the Corporate Plan is ExxonMobil’s Outlook for Energy, and Corporate Plan volume projections are based on individual field production profiles, which are also updated annually. Price ranges for crude oil, natural gas, including price differentials, refinery and chemical margins, volumes and operating costs including greenhouse gas emissions pricing, and foreign currency exchange rates are based on Corporate Plan assumptions developed annually and are utilized for investment evaluation purposes. Major investment opportunities are evaluated over a range of potential market conditions. Once the company makes major investments, it completes a reappraisal process to ensure that it learns from the investment decision and incorporates the lessons into future projects.
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
The company’s business planning is underpinned by a deep understanding of long-term market fundamentals. These fundamentals include supply and demand trends, the scale and variety of energy needs worldwide; capability, practicality and affordability of energy alternatives including low-carbon solutions; greenhouse gas emission-reduction technologies; and supportive government policies. The Outlook considers these fundamentals to form the basis for the company’s long-term business planning, investment decisions, and research programs. The Outlook reflects the company’s view of global energy demand and supply through 2050. It is a projection based on current trends in technology, government policies, consumer preferences, geopolitics, and economic development.
The Outlook uses projections and scenarios from reputable third parties such as the International Energy Agency (IEA) and the Intergovernmental Panel on Climate Change (IPCC). The IEA describes the Net Zero Emissions by 2050 (NZE) as extremely challenging, requiring all stakeholders - governments, businesses, investors, and citizens - to take immediate, unprecedented action. The IEA acknowledges that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
By 2050, the world’s population is projected at around 9.7 billion people, or about 2 billion more than in 2021. Coincident with this population increase, the Outlook projects worldwide economic growth to average close to 2.5 percent per year, with economic output growing by around 110 percent by 2050 compared to 2021. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by almost 15 percent from 2021 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)).
As expanding prosperity drives global energy demand higher, increasing use of energy-efficient technologies and practices, as well as lower-emission products, will continue to help significantly reduce energy consumption and CO2 emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world’s economy through 2050, affecting energy requirements for power generation, transportation, industrial applications, and residential and commercial needs.
Under the Outlook, global electricity demand is expected to increase over 75 percent from 2021 to 2050, with developing countries likely to account for about 80 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially and approach 15 percent of the world’s electricity in 2050, versus nearly 35 percent in 2021, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2021 to 2050, the amount of electricity supplied using natural gas, nuclear power and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase more than 550 percent, helping total renewables (including other sources, e.g., hydropower) to account for over 80 percent of the increase in electricity supplies worldwide through 2050. Total renewables are expected to reach about 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 25 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors including the cost and availability of various energy supplies and policy developments.

Under the Outlook, energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by over 30 percent from 2021 to 2050. Transportation energy demand is expected to account for around 65 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak by around 2025, and then decline to levels seen in the early-2000s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of almost 70 percent. By 2050, light-duty vehicles are expected to account for around 15 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
Almost half of the world’s energy use is dedicated to industrial activity. As the global middle class continues to grow, demand for durable products, appliances, and consumable goods will increase. Industry uses energy products both as a fuel and as a feedstock for chemicals, asphalt, lubricants, waxes, and other specialty products. The Outlook anticipates technology advances, as well as the increasing shift toward cleaner forms of energy such as electricity and natural gas, with coal declining. Demand for oil will continue to grow as a feedstock for industry.
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, etc. Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use will rise about 75 percent between 2021 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to approximately 110 million oil-equivalent barrels per day, an increase of about 17 percent from 2021. The non-OECD share of global liquid fuels demand is expected to increase to nearly 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by around 20 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids, and biofuels – are expected to grow to help meet rising demand. The world’s resource base is sufficient to meet projected demand through 2050 as technology advances continue to expand the availability of more economic and lower-carbon supply options. However, timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile and practical fuel for a wide variety of applications, and it is expected to grow the most of any primary energy type from 2021 to 2050, meeting about 40 percent of global energy demand growth. Global natural gas demand is expected to rise nearly 25 percent from 2021 to 2050, with around two thirds of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas – the natural gas found in shale and other tight rock formations – will help meet these needs. In total, about 50 percent of the growth in natural gas supplies is expected to be from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. Liquefied natural gas (LNG) trade will expand significantly, meeting about 50 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to remain the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing over 480 percent from 2021 to 2050, when they are projected to be around 10 percent of the world energy mix.

Decarbonization of industry activities will require a suite of nascent or future lower-carbon technologies and supporting policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Low-carbon hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining and petrochemicals.
To meet this projected demand under the Outlook and the IEA's Stated Policies Scenario (STEPS), the company anticipates that the world’s available oil and gas resource base will grow, not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2050 will be significant, and would be needed to meet even the rapidly declining demand for oil and gas envisioned in the IEA's Net Zero Emissions by 2050 scenario.
International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Imperial’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, Imperial uses the Outlook as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the Outlook takes into account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The Outlook reflects an environment with increasingly stringent climate policies and is consistent with the global aggregation of Nationally Determined Contributions (NDCs), submitted by the nations that are signatories to the Paris Agreement, as available at the end of 2021. The Outlook seeks to identify potential impacts of climate related government policies, which often target specific sectors. As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need. The company continues to monitor the updates to the NDCs that nations provided around COP 27 in Egypt in November 2022 as well as other policy developments in light of net-zero ambitions formulated by some nations, including Canada.
The information provided in the Outlook includes ExxonMobil's internal estimates and projections based upon internal data and analyses, as well as publicly available information from external sources including the International Energy Agency.
Progress reducing emissions
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
Imperial and its industry peers launched the Oil Sands Pathways to Net Zero alliance in 2021, with the goal of working collectively with the federal and Alberta governments to achieve net-zero greenhouse gas emissions from oil sands operations by 2050 to help Canada meet its climate goals.

As part of the company’s efforts to provide solutions that lower the greenhouse gas emissions intensity of its operations and provide lower life-cycle emissions products to customers, Imperial has announced a company-wide goal to achieve net zero emissions (Scope 1 and 2) by 2050 in its operated assets through collaboration with government and industry partners. Successful technology development and supportive fiscal and regulatory frameworks will be needed to achieve this goal. This work builds on Imperial’s previously announced net-zero goal for operated oil sands as part of the Pathways Alliance initiative, as well as the company’s emission intensity reduction goal of 30 percent by 2030 for operated oil sands facilities when compared to 2016 levels. The company plans to achieve its net zero goal by applying oil sands recovery technologies that use less steam, implementing carbon capture and storage and implementing efficiency projects including the use of lower carbon fuels at its operations.

Recent business environment
Prior to the COVID-19 pandemic, many companies in the industry invested below the levels needed to maintain or increase production capacity to meet anticipated demand. During the COVID-19 pandemic, this decline in investments accelerated as industry revenue collapsed, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. Across late 2021 and the first half of 2022, these reductions, along with supply chain constraints, and a continuation of demand recovery, led to a steady increase in oil and natural gas prices and refining margins.
Demand for petroleum and petrochemical products grew in 2022, with the company's financial results benefiting from stronger prices and margins. Commodity and product prices are expected to remain volatile given the current global economic uncertainty and geopolitical events affecting supply and demand, including Russia's military action in Ukraine that has impacted global crude oil and gas supply levels and prices.
The general rate of inflation in Canada and many other countries experienced a brief decline in the initial stage of the COVID-19 pandemic, before starting to increase steadily in 2021, due to an imbalance in supply and demand, and continued to increase in 2022. The underlying factors include, but are not limited to, time cycle of capacity investments, supply chain disruptions, shipping bottlenecks, labour constraints, and side effects from monetary and fiscal expansions. The company closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments.
Business results
Consolidated

millions of Canadian dollars	2022	2021	2020
Net income (loss) (U.S. GAAP)	7,340	2,479	(1,857)
Identified items[1] included in Net income (loss)
Gain/(loss) on sale of assets	208	—	—
Impairments	—	—	(1,171)
Subtotal of identified items[1]	208	—	(1,171)

Net income (loss) excluding identified items[1]	7,132	2,479	(686)
2022
Net income in 2022 was $7,340 million, or $11.44 per share on a diluted basis, up from $2,479 million, or $3.48 per share in 2021. Current year results include favourable identified items1 of $208 million after tax, related to the company’s gain on the sale of interests in XTO Energy Canada.
2021
Net income in 2021 was $2,479 million, or $3.48 per share on a diluted basis, compared to a net loss of $1,857 million, or $2.53 per share in 2020. Prior year results include unfavourable identified items1 of $1,171 million after tax, related to the company’s decision to no longer develop a significant portion of its unconventional portfolio.

[1] non-GAAP financial measure - see "Frequently used terms" section on page 43 for definition and reconciliation.

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
Prices for most of the company's crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. Additionally, the market price for WCS is typically lower than light and medium grades of oil, and price differentials between WCS and WTI can fluctuate.
Imperial believes prices over the long term will be driven by market supply and demand, with the demand side largely being a function of general economic activity, alternative energy sources, levels of prosperity, technology advancements, consumer preference and government policies. On the supply side, prices may be significantly impacted by political events, logistics constraints, the actions of OPEC, governments, alternative energy sources, and other factors. To manage the risks associated with price, Imperial tests the resiliency of its annual plans and all major investments across a range of price scenarios.
Key events
Upstream assets demonstrated strong performance in 2022. The company continued to benefit from its actions implemented in prior years to manage the cost structure and improve the reliability of its assets, enabling the Upstream to capture significant value and take advantage of the improving business environment throughout 2022.

Upstream full-year production averaged 416,000 gross oil-equivalent barrels per day.

At Kearl, gross production was about 242,000 barrels per day (172,000 barrels Imperial’s share), down 21,000 barrels per day (14,000 barrels Imperial's share) compared to 2021, as a result of extreme cold weather impacts in Q1 2022.

At Cold Lake, annual production averaged 144,000 gross oil-equivalent barrels per day.

At Syncrude, annual production averaged 77,000 gross oil-equivalent barrels per day, supported by the interconnect pipeline.

On August 31, 2022, jointly with ExxonMobil Canada, Imperial sold its interests in XTO Energy Canada to Whitecap Resources Inc.

As described in more detail in Item 1A. “Risk factors”, environmental risks and climate related regulations could have negative impacts on the upstream business.

Results of operations
2022 Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand. Average bitumen realizations increased by $26.76 per barrel generally in line with WCS, and synthetic crude oil realizations increased by $43.85 per barrel.

Volumes – Lower volumes were primarily the result of downtime at Kearl in the first half of the year, partly offset by higher production at Syncrude and Cold Lake.

Royalty – Higher royalties primarily driven by improved commodity prices.

Identified items1 – Current year results include favourable identified items1 related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Higher operating expenses of about $500 million, primarily from higher energy prices, partially offset by favourable foreign exchange impacts of about $270 million, and higher electricity sales at Cold Lake of about $60 million due to increased prices.
2021 Net income (loss) factor analysis
millions of Canadian dollars

Price – Higher realizations were primarily driven by average bitumen realizations increasing by $32.22 per barrel generally in line with WCS, and synthetic crude oil realizations increasing by $31.85 per barrel generally in line with WTI.

Volumes – Higher volumes primarily driven by the absence of production balancing with market demands that occurred in 2020 increased net income by about $550 million.

Royalty – Higher royalties primarily driven by higher commodity prices.

Identified items1 – Prior year results included unfavourable identified items1 of $1,171 million related to the company's decision to no longer develop a significant portion of its unconventional portfolio.

Other – Higher operating expenses of about $720 million, unfavourable foreign exchange impacts of about $230 million and lower Canada Emergency Wage Subsidy received by the company compared to prior year of about $60 million, which includes Imperial's proportionate share of a joint venture.

[1] non-GAAP financial measure - see "Frequently used terms" section on page 43 for definition and reconciliation.

Marker prices and average realizations

Canadian dollars, unless otherwise noted	2022	2021	2020
West Texas Intermediate (US$) (per barrel)	94.36	68.05	39.26
Western Canada Select (US$) (per barrel)	76.28	54.96	26.87
WTI/WCS Spread (US$) (per barrel)	18.08	13.09	12.39
Bitumen (per barrel)	84.67	57.91	25.69
Synthetic crude oil (per barrel)	125.46	81.61	49.76
Conventional crude oil (per barrel)	97.45	59.84	29.34
Natural gas liquids (per barrel)	64.92	35.87	13.85
Natural gas (per thousand cubic feet)	5.69	3.83	1.90
Average foreign exchange rate (US$)	0.77	0.80	0.75

Crude oil and natural gas liquids (NGL) - production and sales (a)

thousands of barrels per day	2022		2021		2020
	gross	net	gross	net	gross	net
Bitumen	316	263	326	292	290	279
Synthetic crude oil (b)	77	63	71	62	69	68
Conventional crude oil	8	8	10	9	11	10
Total crude oil production	401	334	407	363	370	357
NGLs available for sale	1	1	1	1	2	2
Total crude oil and NGL production	402	335	408	364	372	359
Bitumen sales, including diluent (c)	424		451		401
NGL sales (d)	1		—		2

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2022		2021		2020
	gross	net	gross	net	gross	net
Production (e) (f)	85	83	120	115	154	150
Production available for sale (g)		50		81		115
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period. Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(b)The company’s synthetic crude oil production volumes were from the company’s share of production volumes in the Syncrude joint venture and include immaterial amounts of bitumen and other products exported to the operator's facilities using an existing interconnect pipeline.
(c)Diluent is natural gas condensate or other light hydrocarbons added to crude bitumen to facilitate transportation to market by pipeline and rail.
(d)2021 NGL sales round to 0.
(e)Gross production of natural gas includes amounts used for internal consumption with the exception of the amounts re-injected.
(f)Net production is gross production less the mineral owners’ or governments’ share or both. Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(g)Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

2022
Lower production at Kearl was primarily a result of downtime in the first half of the year.
2021
Higher production at Kearl was primarily driven by the absence of prior year production balancing with market demands.

Downstream
Overview
Imperial’s Downstream serves predominantly Canadian markets with refining, trading, logistics and marketing activities. Imperial’s Downstream business strategies competitively position the company across a range of market conditions. These strategies include targeting industry-leading performance in reliability, safety and operations integrity, as well as maximizing value from advanced technologies, capitalizing on integration across Imperial’s businesses, selectively investing for resilient and advantaged returns, operating efficiently and effectively, and providing quality, valued and differentiated products and services to customers.
Imperial owns and operates three refineries in Canada with aggregate distillation capacity of 433,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply / demand balances, inventory levels, industry refinery operations, import / export balances, currency fluctuations, seasonal demand, weather and political considerations. While industry refining margins significantly impact earnings, strong operations performance, product mix optimization, and disciplined cost control are also critical to the company's strong financial performance. Imperial's integration across the value chain, from refining to marketing, enhances overall value across the fuels business.
Key events
Refining margins increased sharply in 2022 in the face of strengthening demand, low inventory levels, and supply uncertainty. While refining margins are anticipated to remain volatile in the near term, the company continues to closely monitor industry and global economic conditions.

The company progressed the Strathcona renewable diesel project in 2022, culminating in a final investment decision in January 2023 to construct the largest such facility in Canada, designed to produce more than one billion litres of renewable diesel annually.
As described in more detail in Item 1A. “Risk factors”, proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the downstream business.
Imperial supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2022, there were about 2,400 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby Imperial supplies fuel to independent third parties.
Results of operations
2022 Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Lower turnaround impacts of about $140 million, reflecting the absence of turnaround activities at Strathcona refinery, improved volumes of about $130 million, favourable foreign exchange impacts of about $120 million, and absence of the prior year unfavourable out-of-period inventory adjustment of $74 million, partially offset by higher operating expenses of about $190 million.

2021 Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins reflect improved product demand.

Other – Unfavourable foreign exchange impacts of about $150 million and an unfavourable inventory adjustment of $74 million1, partially offset by lower operating expenses of about $50 million.

Refinery utilization

thousands of barrels per day (a)	2022	2021	2020
Total refinery throughput (b)	418	379	340
Rated capacity at December 31 (c)	433	428	428
Utilization of total refinery capacity (percent)	98	89	80
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(c)Rated capacities are based on definite specifications as to types of crude oil and feedstocks that are processed in the refinery atmospheric distillation units, the products to be obtained and the refinery process, adjusted to include an estimated allowance for normal maintenance shutdowns. Accordingly, actual capacities may be higher or lower than rated capacities due to changes in refinery operation and the type of crude oil available for processing.

2022
Improved refinery throughput in 2022 was primarily driven by increased demand and reduced turnaround activity.
2021
Improved refinery throughput in 2021 primarily reflects reduced impacts associated with the COVID-19 pandemic, partially offset by a planned turnaround at Strathcona.

Petroleum product sales

thousands of barrels per day (a)	2022	2021	2020
Gasolines	229	224	215
Heating, diesel and jet fuels	176	160	146
Lube oils and other products	47	45	40
Heavy fuel oils	23	27	20
Net petroleum product sales	475	456	421
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

2022
Improved petroleum product sales in 2022 primarily reflects increased demand.
2021
Improved petroleum product sales in 2021 primarily reflects reduced impacts associated with the COVID-19 pandemic.

1 In 2021, the company recorded an unfavourable $74 million ($82 million, before tax) inventory adjustment (including the proportionate share of LIFO changes) related to reconciliations of additives and products inventory at equity and third-party terminals. The out-of-period impact of $57 million ($63 million, before tax) occurred over a number of years, and has been resolved.

Chemical
Overview
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers.
Key events
In 2022, margins were adversely impacted by increased domestic supply of polyethylene.
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
2022 Net income (loss) factor analysis
millions of Canadian dollars
Margins – Lower margins primarily reflect weaker industry polyethylene margins.
2021 Net income (loss) factor analysis
millions of Canadian dollars
Margins – Improved margins were primarily due to stronger industry polyethylene margins.

Sales

thousands of tonnes	2022	2021	2020
Polymers and basic chemicals	635	599	574
Intermediates	207	232	175
Total petrochemical sales	842	831	749
Corporate and other

millions of Canadian dollars	2022	2021	2020
Net income (loss)	(131)	(172)	(170)

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
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2019. A valuation of the company’s registered retirement plans as at December 31, 2022 is expected to be completed in 2023. The company contributed $174 million to the registered retirement plans in 2022. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

millions of Canadian dollars	2022	2021	2020
Cash provided by (used in)
Operating activities	10,482	5,476	798
Investing activities	(618)	(1,012)	(802)
Financing activities	(8,268)	(3,082)	(943)
Increase (decrease) in cash and cash equivalents	1,596	1,382	(947)

Cash and cash equivalents at end of year	3,749	2,153	771
Cash flow from operating activities
2022
Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins, and favourable working capital impacts.
2021
Cash flow generated from operating activities primarily reflects higher Upstream realizations and stronger Downstream margins.
Cash flow used in investing activities
2022
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment, which were partially offset by proceeds from the sale of interests in XTO Energy Canada.
2021
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment.

Cash flow used in financing activities
2022
At the end of 2022, total debt outstanding was $4,155 million, compared with $5,176 million at the end of 2021.

During the third quarter of 2022, the company decreased its long-term debt by $1 billion by partially repaying an existing facility with an affiliated company of ExxonMobil.
During the second quarter of 2022, the company reduced its existing $500 million committed long-term line of credit to $250 million and extended the maturity date to June 30, 2023. Subsequently in the fourth quarter of 2022, this committed long-term line of credit was cancelled in full. The company also extended one of its $250 million committed long-term lines of credit to June 30, 2024.
In November 2022, the company extended the maturity date of an existing $250 million committed short-term line of credit to November 2023.
The company has not drawn on any of its outstanding $500 million of available credit facilities.
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

In November 2021, the company extended the maturity date of an existing $250 million committed short-term line of credit to November 2022.

The company has not drawn on these facilities.

Share repurchases

millions of Canadian dollars, unless noted	2022	2021	2020
Share repurchases	6,395	2,245	274
Number of shares purchased (millions) (a)	93.9	56.0	9.8
(a)Share repurchases were made under the company’s normal course issuer bid program, and substantial issuer bids that commenced on May 6, 2022 and November 4, 2022, and expired on June 10, 2022 and December 9, 2022, respectively. Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid, and by way of a proportionate tender under the company’s substantial issuer bids.

2022
On June 27, 2022, the company announced that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid. The program enabled the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. The program completed on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

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

On November 4, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 14, 2022, with the company taking up and paying for 20,689,655 common shares at a price of $72.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial's issued and outstanding shares at the close of business on
October 31, 2022. This included 14,399,985 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
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

On June 23, 2021, the company announced that it received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 35,583,671 common shares during the period June 29, 2021 to June 28, 2022. In accordance with the company’s announcement in November 2021 that it intended to accelerate purchases under the normal course issuer bid, the program was subsequently completed on January 31, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

Dividends

millions of Canadian dollars, unless noted	2022	2021	2020
Dividends paid	851	706	649
Per share dividend paid (dollars)	1.29	0.98	0.88
Financial strength
The table below shows Imperial’s consolidated debt-to-capital ratio. The data demonstrates the company’s creditworthiness:

percent
At December 31	2022	2021	2020
Debt to capital (a)	16	19	19
(a)Debt, defined as the sum of “Notes and loans payable” and “Long-term debt” (page 76), divided by capital, defined as the sum of debt and “Total shareholders’ equity” (page 76).
Debt-related interest incurred in 2022, before capitalization of interest, was $111 million, up from $63 million in 2021. The weighted-average interest rate on the company’s debt was 2.2 percent in 2022, up from 1.2 percent in 2021.
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

Other long-term purchase agreements are commitments that are non-cancelable, or cancelable only under certain conditions, as well as long-term commitments, other than unconditional purchase obligations. They include primarily transportation services agreements, raw material supply and community benefits agreements. The total obligation at year-end 2022 was $8.8 billion, of which $783 million is due in 2023, and $670 million is due in 2024.

Litigation and other contingencies
As discussed in note 9 to the consolidated financial statements on page 97, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.
Additionally, as discussed in note 9, Imperial was contingently liable at December 31, 2022, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
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

millions of Canadian dollars	2022	2021
Upstream (a)	1,128	632
Downstream	295	476
Chemical	10	8
Corporate and other	57	24
Total	1,490	1,140
(a)Exploration expenses included.
For the Upstream segment, capital and exploration expenditures were primarily related to sustaining activity in support of the company’s in-situ and oil sands assets.
For the Downstream segment, capital expenditures were primarily for enhancing the company’s distribution network as well as refinery projects to improve environmental performance, reliability, feedstock flexibility, and energy efficiency.
Total capital and exploration expenditures are expected to be approximately $1.7 billion in 2023.
Expected capital and exploration expenditures for 2023 includes firm capital commitments of $407 million for the construction and purchase of fixed assets and other permanent investments. An additional $211 million of firm capital commitments have been made for years 2024 and beyond.
Actual spending could vary depending on the progress of individual projects.

Market risks
Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied.
Imperial’s earnings are influenced by North American crude oil benchmark prices as well as changes in the differentials between these benchmarks and western Canadian prices for light and heavy crude oil. Imperial’s integrated business model reduces the company’s risk from changes in commodity prices. For instance, when differentials between North American crude benchmarks and western Canadian prices widen, Imperial is able to mitigate the impact of widening differentials on the Upstream through integration with Downstream investments in refineries, pipeline commitments and the Edmonton rail terminal.
In the competitive downstream and chemical environments, earnings are primarily determined by margin capture rather than absolute price levels on products sold. Refining margins are a function of the difference between what a refiner pays for its raw materials (primarily crude oil) and the market prices for the range of products produced. These prices, in turn, depend on global and regional supply / demand balances, inventory levels, refinery operations, import / export balances and weather.
Industry crude oil commodity prices and petroleum and chemical product prices are commonly benchmarked in U.S. dollars. The majority of Imperial’s sales and purchases are related to these industry U.S. dollar benchmarks. As the company records and reports its financial results in Canadian dollars, to the extent that the Canadian / U.S. dollar exchange rate fluctuates, the company’s earnings will be affected.
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
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	105
One dollar (U.S.) per barrel increase (decrease) in refining 2-1-1 margins (b)	+ (-)	140
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	170
(a)Each sensitivity calculation shows the annual impact on net income resulting from a change in one factor, after tax and royalties, and holding all other factors constant. These sensitivities have been updated to reflect current market conditions. They may not apply proportionately to larger fluctuations.
(b)The 2-1-1 crack spread is an indicator of the refining margin generated by converting two barrels of crude oil into one barrel of gasoline and one barrel of diesel.

The demand for crude oil, petroleum products and petrochemical products are generally linked closely with economic growth. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s financial results. Although price levels of crude oil may rise and fall significantly over the short to medium-term due to global economic conditions, political events, decisions by OPEC, governments and other factors, industry economics over the long-term will continue to be driven by market supply and demand. The company evaluates investments over a range of prices, including estimated greenhouse gas emission costs.

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
The company has an active asset management program in which nonstrategic assets are considered for divestment. The asset management program includes a disciplined, regular review to ensure that assets are contributing to the company’s strategic objectives.
Risk management
The company’s size, strong capital structure and the complementary nature of its business segments reduces the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company may use commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. The company’s derivatives are not accounted for under hedge accounting. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the company’s financial position, results of operations or liquidity exist as a result of the derivatives described in note 6 on page 94. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates
The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities, including carbon capture and storage, hydrogen and lower-emission fuels. Imperial does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements on page 79.
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
•Proved oil and natural gas reserves are determined in accordance with U.S. Securities and Exchange Commission (SEC) requirements. Proved reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible under existing economic and operating conditions and government regulations. Proved reserves are determined using the average of first-day-of-the-month oil and natural gas prices during the reporting year.
Proved reserves can be further subdivided into developed and undeveloped reserves. Proved developed reserves include amounts which are expected to be recovered through existing wells, facilities, or mining activities with existing equipment and operating methods. Proved undeveloped reserves include amounts expected to be recovered from new wells, existing wells, facilities, or mining activities, where a relatively major capital expenditure is required. Proved undeveloped reserves are recognized when a development plan has been adopted indicating that the reserves are scheduled to be developed within five years, unless specific circumstances support a longer period of time.
The company is reasonably certain that proved reserves will be produced. However, the timing and amount recovered can be affected by a number of factors including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, royalty frameworks and significant changes in oil and natural gas price levels.

•Unproved reserves are quantities of oil and natural gas with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that, together with proved reserves, are as likely as not to be recovered.
Revisions in previously estimated volumes of proved reserves for existing fields can occur due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in the average of first-day-of-the-month oil and natural gas prices and / or costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment and facility capacity.

In 2020, downward revisions of proved bitumen reserves were a result of low prices. The 2.2 billion barrels of bitumen at Kearl and 0.6 billion barrels of bitumen at Cold Lake no longer qualified as proved reserves under the SEC definition of proved reserves. Downward revisions to proved synthetic crude oil reserves were a result of lower prices, offset by the addition of proved undeveloped reserves associated with future development at Syncrude. Changes to the liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
In 2021, upward revisions of proved bitumen reserves were a result of improved prices. The 1.7 billion barrels of bitumen at Kearl and 0.5 billion barrels of bitumen at Cold Lake qualified as proved reserves under the SEC definition of proved reserves. Upward revisions to proved synthetic crude oil reserves were a result of improved prices. Changes to the liquids and natural gas proved reserves were the result of updated development plans and divestments at the Montney and Duvernay unconventional assets.
In 2022, downward revisions of proved bitumen reserves were driven by a decrease of 0.2 billion barrels at Kearl as a result of higher royalty obligations associated with pricing, and a decrease of 0.2 billion barrels at Cold Lake due to an updated development plan. An increase to the bitumen reserves of 0.1 billion barrels is associated with extensions at Cold Lake for the Grand Rapids Phase 1 SA-SAGD and Leming SAGD projects. Downward revisions to proved synthetic crude oil reserves were a result of mine development plan updates and higher royalty obligations at Syncrude associated with pricing. Changes to the liquids and natural gas proved reserves were primarily a result of the sale of the company’s interest in the Montney and Duvernay unconventional assets.
Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company’s operating decisions and its outlook for future production volumes are not impacted by proved reserves as disclosed under the SEC definition.
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
To the extent that proved reserves for a property are substantially de-booked and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2021, with the corresponding effect on depreciation expense being immaterial compared to prior periods. For 2022 and 2023, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets.

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
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments, and technology and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, the company expects that oil and gas prices and industry margins will experience significant volatility. Consequently, these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices and margins.
Outlook for Energy and cash flow assessment
The annual planning and budgeting process, known as the company plan, is the mechanism by which resources (capital, operating expenses and people) are allocated across the company. The foundation for the energy supply and demand assumptions supporting the company plan begins with the Outlook, which contains demand and supply projections based on its assessment of current trends in technology, government policies, consumer preferences, geopolitics, economic development, and other factors.
Reflective of the existing global policy environment, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world or the company, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the company plan, which is reviewed and approved by the board of directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs, including greenhouse gas emissions prices, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. The greenhouse gas emission prices reflect existing or anticipated policy actions of applicable provincial and federal governments. While third-party scenarios, such as the International Energy Agency Net Zero Emissions by 2050, may be used to test the resiliency of company’s businesses or strategies, they are not used as a basis for developing future cash flows for impairment assessments.
Fair value of impaired assets
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the excess of the carrying value over fair value. The assessment of fair value is based on the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, refining and chemical margins, drilling and development costs, operating costs, and discount rates which are reflective of the characteristics of the asset group.

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
Investments accounted for by the equity method are assessed for possible impairment when events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, significant downward revisions to oil and gas reserves, and the financial condition and prospects for the investee’s business segment or geographic region. If the decline in value of the investment is other than temporary, the carrying value of the investment is written down to fair value. In the absence of market prices for the investment, discounted cash flows are used to assess fair value, which requires significant judgment.
Recent impairments
In 2020, the company announced its decision to not further develop a significant portion of its unconventional portfolio in Alberta, resulting in a non-cash, after-tax impairment charge of $1,171 million in the company’s 2020 Upstream results.
Factors which could put further assets at risk of impairment in the future include reductions in the company’s price or margin outlooks, changes in the allocation of capital or development plans, reduced long-term demand for the company’s products and operating cost increases which exceed the pace of efficiencies or the pace of oil and natural gas price increases or margins. However, due to the inherent difficulty in predicting future commodity prices or margins, and the relationship between industry prices and costs, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges related to the company’s long-lived assets.
Supplemental information regarding oil and gas results of operations, capitalized costs and reserves is provided following the notes to consolidated financial statements.
Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 4.3 percent used in 2022 compares to actual returns of 5.6 percent and 6.5 percent achieved over the last 10- and 20-year periods respectively, ending December 31, 2022. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions such as the expected rate of return on plan assets and the discount rate for measuring the pension plan benefits obligation, a reduction of 1 percent in the discount rate would increase the benefits obligation by approximately $1 billion. Similarly, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $95 million before tax. At Imperial, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 1 percent of total expenses in 2022.

Asset retirement obligations
The company is subject to retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; technical assessments of the assets; estimated amounts and timing of settlements; discount rates; and inflation rates. On page 93, note 5 to the consolidated financial statements provides a three-year continuity table detailing the changes in asset retirement obligations.
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

Management’s report on internal control over financial reporting
Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

/s/ Bradley W. Corson

Bradley W. Corson
Chairman, president and chief executive officer
(Principal executive officer)

/s/ Daniel E. Lyons

Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer and principal financial officer)

February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Oil and Natural Gas Reserves on Upstream Property, Plant and Equipment, Net
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s upstream property, plant and equipment (PP&E), net balance was $26,949 million as of December 31, 2022, and the related depreciation and depletion expense for the year ended December 31, 2022 was $1,673 million. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. As further disclosed by management, reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and natural gas reserve volumes, as the reserve volumes are based on engineering assumptions and methods, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserve volumes.

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
February 22, 2023
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2022	2021	2020
Revenues and other income
Revenues (a)	59,413	37,508	22,284
Investment and other income (note 8, 18)	257	82	104
Total revenues and other income	59,670	37,590	22,388

Expenses
Exploration (note 15)	5	32	13
Purchases of crude oil and products (b)	37,742	23,174	13,293
Production and manufacturing (c) (note 11)	7,404	6,316	5,535
Selling and general (c)	882	784	741
Federal excise tax and fuel charge	2,179	1,928	1,736
Depreciation and depletion (includes impairments) (note 2, 11)	1,897	1,977	3,293
Non-service pension and postretirement benefit	17	42	121
Financing (d) (note 12)	60	54	64
Total expenses	50,186	34,307	24,796

Income (loss) before income taxes	9,484	3,283	(2,408)

Income taxes (note 3)	2,144	804	(551)

Net income (loss)	7,340	2,479	(1,857)

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	11.47	3.48	(2.53)
Net income (loss) per common share - diluted (note 10)	11.44	3.48	(2.53)
(a) Amounts from related parties included in revenues, (note 16).	17,042	8,777	5,107
(b) Amounts to related parties included in purchases of crude oil and products, (note 16).	3,795	2,737	2,484
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses, (note 16).	460	420	579
(d) Amounts to related parties included in financing, (note 16).	78	28	61

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2022	2021	2020
Net income (loss)	7,340	2,479	(1,857)

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	582	679	(212)

Amortization of postretirement benefits liability adjustment included in net benefit costs	83	133	134
Total other comprehensive income (loss)	665	812	(78)

Comprehensive income (loss)	8,005	3,291	(1,935)

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2022	2021
Assets
Current assets
Cash and cash equivalents	3,749	2,153
Accounts receivable - net (a)	4,719	3,869
Inventories of crude oil and products (note 11)	1,514	1,102
Materials, supplies and prepaid expenses	754	689
Total current assets	10,736	7,813
Investments and long-term receivables (b)	893	757
Property, plant and equipment,
less accumulated depreciation and depletion (note 2, 18)	30,506	31,240
Goodwill	166	166
Other assets, including intangibles - net	1,223	806
Total assets	43,524	40,782

Liabilities
Current liabilities
Notes and loans payable (note 12)	122	122
Accounts payable and accrued liabilities (a) (note 11)	6,194	5,184
Income taxes payable	2,582	248
Total current liabilities	8,898	5,554
Long-term debt (c) (note 14)	4,033	5,054
Other long-term obligations (note 5)	3,467	3,897
Deferred income tax liabilities (note 3)	4,713	4,542
Total liabilities	21,111	19,047

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (d) (note 10)	1,079	1,252
Earnings reinvested	21,846	21,660
Accumulated other comprehensive income (loss) (note 17)	(512)	(1,177)
Total shareholders’ equity	22,413	21,735

Total liabilities and shareholders’ equity	43,524	40,782
(a)Accounts receivable - net included net amounts receivable from related parties of $1,108 million (2021 – $1,031 million), (note 16).
(b)Investments and long-term receivables included amounts from related parties of $288 million (2021 – $298 million), (note 16).
(c)Long-term debt included amounts to related parties of $3,447 million (2021 – $4,447 million), (note 16).
(d)Number of common shares authorized and outstanding were 1,100 million and 584 million, respectively (2021 – 1,100 million and 678 million, respectively), (note 10).

The information in the notes to consolidated financial statements is an integral part of these statements.

Approved by the directors.

/s/ Bradley W. Corson	/s/ Daniel E. Lyons
Bradley W. Corson	Daniel E. Lyons
Chairman, president and	Senior vice-president
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2022	2021	2020
Common shares at stated value (note 10)
At beginning of year	1,252	1,357	1,375
Share purchases at stated value	(173)	(105)	(18)
At end of year	1,079	1,252	1,357

Earnings reinvested
At beginning of year	21,660	22,050	24,812
Net income (loss) for the year	7,340	2,479	(1,857)
Share purchases in excess of stated value	(6,222)	(2,140)	(256)
Dividends declared	(932)	(729)	(647)
Cumulative effect of accounting change	—	—	(2)
At end of year	21,846	21,660	22,050

Accumulated other comprehensive income (loss) (note 17)
At beginning of year	(1,177)	(1,989)	(1,911)
Other comprehensive income (loss)	665	812	(78)
At end of year	(512)	(1,177)	(1,989)

Shareholders’ equity at end of year	22,413	21,735	21,418

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2022	2021	2020
Operating activities
Net income (loss)	7,340	2,479	(1,857)
Adjustments for non-cash items:
Depreciation and depletion (includes impairments) (note 2)	1,897	1,977	3,273
Impairment of intangible assets (note 11)	—	—	20
(Gain) loss on asset sales (note 8, 18)	(158)	(49)	(35)
Deferred income taxes and other	(77)	91	(521)
Changes in operating assets and liabilities:
Accounts receivable	(862)	(1,950)	780
Inventories, materials, supplies and prepaid expenses	(477)	45	78
Income taxes payable	1,876	248	(106)
Accounts payable and accrued liabilities	948	2,020	(1,087)
All other items - net (b)	(5)	615	253
Cash flows from (used in) operating activities	10,482	5,476	798

Investing activities
Additions to property, plant and equipment	(1,526)	(1,108)	(868)
Proceeds from asset sales (note 8, 18)	904	81	82
Additional investments	(6)	—	—
Loans to equity companies - net	10	15	(16)
Cash flows from (used in) investing activities	(618)	(1,012)	(802)

Financing activities
Short-term debt - net (note 12)	—	(111)	—
Long-term debt - reduction (note 14)	(1,000)	—	—
Finance lease obligations - reduction (note 14)	(22)	(20)	(20)
Dividends paid	(851)	(706)	(649)
Common shares purchased (note 10)	(6,395)	(2,245)	(274)
Cash flows from (used in) financing activities	(8,268)	(3,082)	(943)

Increase (decrease) in cash	1,596	1,382	(947)
Cash and cash equivalents at beginning of year	2,153	771	1,718
Cash and cash equivalents at end of year (a)	3,749	2,153	771
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(174)	(164)	(195)

Income taxes (paid) refunded.	(374)	58	(42)
Interest (paid), net of capitalization.	(60)	(43)	(62)
The information in the notes to consolidated financial statements is an integral part of these statements.

Notes to consolidated financial statements
The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Imperial Oil Limited.
The company’s principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen and lower-emission fuels.
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data have been reclassified in certain cases to conform to the 2022 presentation basis. All amounts are in Canadian dollars unless otherwise indicated.
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
“Revenues” and “Accounts receivable - net” include revenue and receivables both within the scope of ASC 606 Revenue from Contracts with Customers, and those outside the scope of ASC 606. Long-term receivables are primarily from receivables outside the scope of ASC 606. Contract assets are mainly from marketing assistance programs and are not significant. Contract liabilities are mainly customer prepayments and accruals of expected volume discounts, and are not significant.

Consumer taxes
Taxes levied on the consumer and collected by the company are excluded from the Consolidated statement of income. These are primarily provincial taxes on motor fuels, the federal goods and services tax and the federal / provincial harmonized sales tax.
Derivative instruments
Imperial may use derivative instruments for trading purposes and to offset exposures associated with commodity prices, currency exchange rates and interest rates that arise from existing assets, liabilities, firm commitments and forecasted transactions. All derivative instruments, except those designated as normal purchase and normal sale, are recorded at fair value. Derivative assets and liabilities with the same counterparty are netted if the right of offset exists and certain other criteria are met. Collateral payables or receivables are netted against derivative assets and derivative liabilities, respectively.
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
Investments
The company’s interests in the underlying net assets of affiliates it does not control, but over which it exercises significant influence, are accounted for using the equity method. They are recorded at the original cost of the investment plus Imperial’s share of earnings since the investment was made, less dividends received. Imperial’s share of the after-tax earnings of these investments is included in “Investment and other income” in the Consolidated statement of income. Investments in equity securities, other than consolidated subsidiaries and equity method investments, are measured at fair value, with changes in the fair value recognized in net income. The company uses a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions in similar investments of the same issuer. Dividends from these investments are included in “Investment and other income”.
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
To the extent that proved reserves for a property are substantially de-booked and that property continues to produce such that the resulting depreciation charge does not result in an equitable allocation of cost over the expected life, assets will be depreciated using a unit-of-production method based on reserves determined at the most recent SEC price which results in a more meaningful quantity of proved reserves, appropriately adjusted for production and technical changes. This approach was applied in 2021, with the corresponding effect on depreciation expense being immaterial compared to prior periods. For 2022 and 2023, all properties have sufficient reserves at current SEC prices which will enable equitable allocation of cost over the economic lives of the Upstream assets.
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
Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:
•a significant decrease in the market price of a long-lived asset;
•a significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in current and projected reserve volumes;
•a significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;
•an accumulation of project costs significantly in excess of the amount originally expected;
•a current-period operating loss combined with a history and forecast of operating or cash flow losses; and
•a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
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
In general, Imperial does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments, and technology and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, the company expects that oil and gas prices and industry margins will experience significant volatility. Consequently, these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices and margins.
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

Outlook for Energy and cash flow assessment
The annual planning and budgeting process, known as the company plan, is the mechanism by which resources (capital, operating expenses and people) are allocated across the company. The foundation for the energy supply and demand assumptions supporting the company plan begins with Exxon Mobil Corporation’s Outlook for Energy (the Outlook), which contains demand and supply projections based on its assessment of current trends in technology, government policies, consumer preferences, geopolitics, economic development, and other factors.
Reflective of the existing global policy environment, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world or the company, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.

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

Fair value of impaired assets
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the excess of the carrying value over fair value. The assessment of fair value is based on the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, refining and chemical margins, drilling and development costs, operating costs, and discount rates which are reflective of the characteristics of the asset group.
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
Asset retirement obligations for downstream and chemical facilities generally become firm at the time the facilities are permanently shut down and dismantled. These obligations may include the costs of asset disposal and additional soil remediation. However, these sites generally have indeterminate lives based on plans for continued operations, and as such, the fair value of the conditional legal obligations cannot be measured, since it is impossible to estimate the future settlement dates of such obligations. On page 93, note 5 to the consolidated financial statements provides a three-year continuity table detailing the changes in asset retirement obligations.
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
Segment accounting policies are the same as those described in note 1 "Summary of significant accounting policies". Upstream, Downstream and Chemical expenses include amounts allocated from Corporate and other activities. The allocation is based on proportional segment expenses. Transfers of assets between segments are recorded at book amounts. Intersegment sales are made essentially at prevailing market prices. Assets and liabilities that are not identifiable by segment are allocated.

	Upstream			Downstream			Chemical
millions of Canadian dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020
Revenues and other income
Revenues (a) (b)	494	5,863	6,263	57,466	30,207	15,178	1,453	1,438	843
Intersegment sales (c)	19,135	9,956	2,527	7,476	4,520	1,480	523	319	165
Investment and other income (note 8, 18)	135	12	7	43	59	78	—	1	—
	19,764	15,831	8,797	64,985	34,786	16,736	1,976	1,758	1,008
Expenses
Exploration (note 15)	5	32	13	—	—	—	—	—	—
Purchases of crude oil and products (c) (note 11)	7,971	7,492	4,834	55,569	29,505	12,047	1,330	966	579
Production and manufacturing (note 11)	5,491	4,661	3,852	1,640	1,445	1,468	273	210	215
Selling and general	—	—	—	653	572	619	85	90	92
Federal excise tax and fuel charge	—	—	—	2,177	1,928	1,736	2	—	—
Depreciation and depletion (d) (note 11)	1,673	1,775	3,084	179	158	166	18	18	19
Non-service pension and postretirement benefit	—	—	—	—	—	—	—	—	—
Financing (note 12)	5	15	3	1	—	—	—	—	—
Total expenses	15,145	13,975	11,786	60,219	33,608	16,036	1,708	1,284	905
Income (loss) before income taxes (note 11)	4,619	1,856	(2,989)	4,766	1,178	700	268	474	103
Income tax expense (benefit) (note 3)	974	461	(671)	1,144	283	147	64	113	25
Net income (loss) (c) (note 11)	3,645	1,395	(2,318)	3,622	895	553	204	361	78
Cash flows from (used in) operating activities (c)	5,834	4,913	286	4,415	179	470	276	421	114
Capital and exploration expenditures (e)	1,128	632	561	295	476	251	10	8	21
Property, plant and equipment
Cost	45,784	48,200	47,693	6,926	6,772	6,321	995	984	975
Accumulated depreciation and depletion	(18,835)	(20,389)	(18,786)	(4,143)	(4,096)	(3,962)	(741)	(721)	(699)
Net property, plant and equipment (f)	26,949	27,811	28,907	2,783	2,676	2,359	254	263	276
Total assets (c)	28,830	29,416	31,835	9,277	7,945	4,554	491	474	408

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2022	2021	2020	2022	2021	2020	2022	2021	2020
Revenues and other income
Revenues (a) (b)	—	—	—	—	—	—	59,413	37,508	22,284
Intersegment sales (c)	—	—	—	(27,134)	(14,795)	(4,172)	—	—	—
Investment and other income (note 8, 18)	79	10	19	—	—	—	257	82	104
	79	10	19	(27,134)	(14,795)	(4,172)	59,670	37,590	22,388
Expenses
Exploration (note 15)	—	—	—	—	—	—	5	32	13
Purchases of crude oil and products (c) (note 11)	—	—	—	(27,128)	(14,789)	(4,167)	37,742	23,174	13,293
Production and manufacturing (note 11)	—	—	—	—	—	—	7,404	6,316	5,535
Selling and general	150	128	35	(6)	(6)	(5)	882	784	741
Federal excise tax and fuel charge	—	—	—	—	—	—	2,179	1,928	1,736
Depreciation and depletion (d) (note 11)	27	26	24	—	—	—	1,897	1,977	3,293
Non-service pension and postretirement benefit	17	42	121	—	—	—	17	42	121
Financing (note 12)	54	39	61	—	—	—	60	54	64
Total expenses	248	235	241	(27,134)	(14,795)	(4,172)	50,186	34,307	24,796
Income (loss) before income taxes (note 11)	(169)	(225)	(222)	—	—	—	9,484	3,283	(2,408)
Income tax expense (benefit) (note 3)	(38)	(53)	(52)	—	—	—	2,144	804	(551)
Net income (loss) (c) (note 11)	(131)	(172)	(170)	—	—	—	7,340	2,479	(1,857)
Cash flows from (used in) operating activities (c)	(59)	(47)	(64)	16	10	(8)	10,482	5,476	798
Capital and exploration expenditures (e)	57	24	41	—	—	—	1,490	1,140	874
Property, plant and equipment
Cost	863	806	782	—	—	—	54,568	56,762	55,771
Accumulated depreciation and depletion	(343)	(316)	(290)	—	—	—	(24,062)	(25,522)	(23,737)
Net property, plant and equipment (f)	520	490	492	—	—	—	30,506	31,240	32,034
Total assets (c)	5,312	3,196	1,632	(386)	(249)	(398)	43,524	40,782	38,031

(a)Includes export sales to the United States of $12,394 million (2021 - $7,228 million, 2020 - $4,614 million).
(b)Revenues include both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in "Accounts receivable – net" reported on the Consolidated balance sheet include both receivables within the scope of ASC 606 and outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality and type of customer are generally similar between contracts within the scope of ASC 606 and those outside it.

Revenues
millions of Canadian dollars	2022	2021	2020
Revenue from contracts with customers	52,265	34,275	22,199
Revenue outside the scope of ASC 606	7,148	3,233	85
Total	59,413	37,508	22,284
(c)In 2021, the Downstream segment acquired a portion of Upstream crude inventory for $444 million. There was no earnings impact and the effects of this transaction have been eliminated for consolidation purposes.
(d)In 2020, the Upstream segment included a non-cash impairment charge of $1,531 million, before-tax, related to the company’s decision not to further develop a significant portion of its unconventional portfolio.
(e)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(f)Includes property, plant and equipment under construction of $2,676 million (2021 - $2,348 million, 2020 - $1,874 million).
3. Income taxes

millions of Canadian dollars	2022	2021	2020
Current income tax expense (benefit) (a)	2,228	711	(27)
Deferred income tax expense (benefit) (a)	(84)	93	(524)
Total income tax expense (benefit) (a)	2,144	804	(551)
Statutory corporate tax rate (percent)	24.1	24.0	25.0
Increase (decrease) resulting from:
Enacted tax rate change (a)	—	—	0.1
Other (b)	(1.5)	0.5	(2.2)
Effective income tax rate (percent)	22.6	24.5	22.9
(a)On June 28, 2019, the Alberta government enacted a 4 percent decrease in the provincial tax rate, from 12 percent to 8 percent by 2022. On December 9, 2020, the Alberta government enacted an accelerated decrease in the province’s general corporate income tax rate from 10 percent to 8 percent, effective July 1, 2020. The cumulative effect of the 2020 legislative tax changes on the company’s financial statements was immaterial.
(b)Other primarily relates to disposals, prior year adjustments and re-assessments. In 2022, the company's sale of its interests in XTO Energy Canada decreased the effective income tax rate by 1.3 percent.

Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2022	2021	2020
Depreciation and amortization	5,388	5,284	5,319
Successful drilling and land acquisitions	236	331	363
Pension and benefits	(105)	(303)	(534)
Asset retirement obligation	(529)	(418)	(403)
Capitalized interest	127	120	120
LIFO inventory valuation	(454)	(413)	(150)
Tax loss carryforwards	(84)	(42)	(460)
Valuation allowance	73	—	—
Other	(53)	(101)	(154)
Net deferred income tax liabilities	4,599	4,458	4,101

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2022	2021	2020
Balance as of January 1	47	36	35
Additions based on current year’s tax position	12	16	2
Additions for prior years’ tax positions	10	—	—
Settlements with tax authorities	(9)	(5)	(1)
Balance as of December 31	60	47	36
The unrecognized tax benefit balances shown above are predominately related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2022, 2021 and 2020 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2018 to 2022 are subject to examination by the tax authorities. Tax filings from 2007 to 2017 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. Many of these outstanding matters will not be resolved until after 2023. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2022	2021	2022	2021
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	5.10	3.00	5.10	3.00
Long-term rate of compensation increase	4.00	4.00	4.00	4.00

millions of Canadian dollars
Change in benefit obligation
Benefit obligation at January 1	9,850	10,716	818	873
Service cost	280	324	23	28
Interest cost	295	271	24	22
Actuarial loss (gain) (a)	(2,528)	(925)	(248)	(83)
Benefits paid (b)	(523)	(536)	(28)	(22)
Benefit obligation at December 31	7,374	9,850	589	818

Accumulated benefit obligation at December 31	6,820	8,885
(a)Actuarial loss (gain) primarily driven by changes in the year-end discount rate and salary experience. (b)Benefit payments for funded and unfunded plans.
The discount rate for the purpose of calculating year-end postretirement benefits plan obligation is determined by using the Canadian Institute of Actuaries recommended spot yield curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with 6.01 percent in 2023 and gradually decline to 3.57 percent by 2040 and beyond.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2022	2021	2022	2021
Change in plan assets
Fair value at January 1	9,440	9,426
Actual return (loss) gain	(1,594)	319
Company contributions	174	164
Benefits paid (a)	(479)	(469)
Fair value at December 31	7,541	9,440

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	543	89
Unfunded plans	(376)	(499)	(589)	(818)
Total (b)	167	(410)	(589)	(818)
(a)Benefit payments for funded plans only. (b)Fair value of assets less projected benefit obligation shown above.
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2022	2021	2022	2021
Amounts recorded in the Consolidated balance sheet consist of:
Other assets, including intangibles - net	543	190	—	—
Current liabilities	(35)	(26)	(28)	(30)
Other long-term obligations	(341)	(574)	(561)	(788)
Total recorded	167	(410)	(589)	(818)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	666	1,272	(84)	173
Prior service cost	235	252	—	—
Total recorded in accumulated other comprehensive income, before-tax	901	1,524	(84)	173
The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2022 long-term expected return of 4.3 percent used in the calculations of pension expense compares to an actual rate of return of 5.6 percent and 6.5 percent over the last 10- and 20-year periods respectively, ending December 31, 2022.

	Pension benefits			Other postretirement benefits
	2022	2021	2020	2022	2021	2020
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	3.00	2.50	3.10	3.00	2.50	3.10
Long-term rate of return on funded assets	4.30	4.50	4.50	—	—	—
Long-term rate of compensation increase	4.00	4.00	4.50	4.00	4.00	4.50

millions of Canadian dollars
Components of net periodic benefit cost
Service cost	280	324	305	23	28	24
Interest cost	295	271	308	24	22	24
Expected return on plan assets	(412)	(427)	(391)	—	—	—
Amortization of prior service cost	17	17	14	—	—	—
Amortization of actuarial loss (gain)	84	143	153	9	16	13
Net periodic benefit cost	264	328	389	56	66	61

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	(522)	(817)	129	(248)	(83)	152
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(84)	(143)	(153)	(9)	(16)	(13)
Amortization of prior service cost included in net periodic benefit cost	(17)	(17)	(14)	—	—	—
Total recorded in other comprehensive income	(623)	(977)	(38)	(257)	(99)	139
Total recorded in net periodic benefit cost and other comprehensive income, before-tax	(359)	(649)	351	(201)	(33)	200
Costs for defined contribution plans, primarily the employee savings plan, were $43 million in 2022 (2021 - $47 million, 2020 - $47 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2022	2021	2020
(Charge) credit to other comprehensive income, before-tax	880	1,076	(101)
Deferred income tax (charge) credit (note 17)	(215)	(264)	23
(Charge) credit to other comprehensive income, after-tax	665	812	(78)
The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in plan assets and liabilities and broad diversification to reduce the risk of the portfolio. The pension plan assets are primarily invested in passive global equity and domestic fixed income index funds to diversify risk while minimizing costs. The fixed income funds are largely invested in investment grade corporate and government debt securities with interest rate sensitivity designed to approximate the interest rate sensitivity of plan liabilities. The target asset allocation for the pension plan is reviewed periodically and set based on considerations such as risk, diversification and liquidity. The target asset allocation for equity securities is 30 percent with the remainder in fixed-income securities.
The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.
The 2022 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2022, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	96				96
Non-Canadian	2,215				2,215
Debt securities - Canadian
Corporate	1,156				1,156
Government	3,842				3,842
Asset backed	2				2
Equities – Venture capital	199				199
Cash	31	10			21
Total plan assets at fair value	7,541	10			7,531

The 2021 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2021, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	247				247
Non-Canadian	2,539				2,539
Debt securities - Canadian
Corporate	1,496				1,496
Government	4,865				4,865
Asset backed	1				1
Equities – Venture capital	249				249
Cash	43	36			7
Total plan assets at fair value	9,440	36			9,404
A summary of pension plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2022	2021
For funded pension plans with projected benefit obligation in excess of plan assets: (a) (b)
Projected benefit obligation	—	1,132
Fair value of plan assets	—	1,031
Projected benefit obligation less fair value of plan assets	—	101

For unfunded pension plans covered by book reserves:
Projected benefit obligation	376	499
Accumulated benefit obligation	353	461
(a)In 2022, the fair value of plan assets exceeded the projected benefit obligation for both the company sponsored plan and its proportionate share of a joint venture sponsored plan.
(b)In 2021, projected benefit obligation exceeded the fair value of plan assets only for the company’s proportionate share of a joint venture sponsored pension plan.

Cash flows
Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2023	480	29
2024	470	30
2025	470	30
2026	470	31
2027	470	31
2028 - 2032	2,360	166
In 2023, the company expects to make cash contributions of about $180 million to its pension plans.

5. Other long-term obligations

millions of Canadian dollars	2022	2021
Employee retirement benefits (a) (note 4)	902	1,362
Asset retirement obligations and other environmental liabilities (b) (c)	2,150	1,713
Share-based incentive compensation liabilities (note 7)	101	79
Operating lease liability (note 13)	151	147
Other obligations	163	596
Total other long-term obligations	3,467	3,897
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2021 – $56 million).
(b)Total asset retirement obligations and other environmental liabilities also included $116 million in current liabilities (2021 – $102 million).
(c)For 2022, the asset retirement obligations were discounted at 6 percent (2021 - 6 percent). Asset retirement obligations incurred in the current period were level 3 fair value measurements.

The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2022	2021	2020
Balance as at January 1	1,721	1,674	1,400
Additions (deductions)	415	6	265
Accretion	101	99	82
Settlement	(59)	(58)	(73)
Balance as at December 31	2,178	1,721	1,674
Estimated cash payments for asset retirement obligations are $82 million in 2023 and $64 million in 2024.

6. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2022 and December 31, 2021, the fair value of long-term debt ($3,447 million and $4,447 million respectively, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of its business segments reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated statement of income on a net basis in the line “Revenues”. The company does not designate derivative instruments as a hedge for hedge accounting purposes.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
At December 31, the net notional long / (short) position of derivative instruments was:

thousands of barrels	2022	2021
Crude	1,800	7,390
Products	(350)	(560)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

millions of Canadian dollars	2022	2021	2020
Revenues	148	(46)	(13)
Purchases of crude oil and products	—	(33)	(21)
Total	148	(79)	(34)
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement is as follows:

At December 31, 2022 millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	17	32	—	49	(27)	—	22

Liabilities
Derivative liabilities (b)	21	20	—	41	(27)	(4)	10
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

At December 31, 2022 and December 31, 2021, the company had $14 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

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
Restricted stock units and deferred share units
Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon vesting, an amount equal to the value of one common share of the company, based on the five-day average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the vesting dates. For the majority of the units, 50 percent of the units vest on the third anniversary of the grant date, and the remainder vest on the seventh anniversary of the grant date. As a result of an employee stock program expansion implemented in 2022, some new participants will be eligible for awards granted that vest 100 percent after three years. The company may also issue units to the chairman, president and chief executive officer where 50 percent of the units vest on the fifth anniversary of the grant date and the remainder vest on the tenth anniversary of the grant date, except that for awards granted prior to 2020, the vesting of the tenth anniversary portion is delayed until retirement if later than 10 years.
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
The following table summarizes information about these units for the year ended December 31, 2022:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2022	3,950,615	166,665
Granted	884,140	13,219
Vested / Exercised	(787,110)	—
Forfeited and cancelled	(11,290)	—
Outstanding at December 31, 2022	4,036,355	179,884

In 2022, the before-tax compensation expense charged against income for these programs was $113 million (2021 - $96 million expense, 2020 - $2 million benefit). Income tax benefit recognized in income related to compensation expense for the year was $27 million (2021 - $23 million, 2020 - $0 million). Cash payments of $78 million were made for these programs in 2022 (2021 - $52 million, 2020 - $33 million).
As of December 31, 2022, there was $133 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of non-vested restricted stock units is 4.1 years. All units under the deferred share programs have vested as of December 31, 2022.
8. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2022	2021	2020
Proceeds from asset sales	904	81	82
Book value of asset sales	746	32	47
Gain (loss) on asset sales, before tax (a)	158	49	35
Gain (loss) on asset sales, after tax (a)	241	43	32
(a)2022 included a gain of $116 million ($208 million, after tax) from the sale of interests in XTO Energy Canada, which included the removal of a deferred tax liability.
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
As a result of the completed sale of Imperial’s remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2022, for guarantees relating to performance under contracts of other third-party obligations totalling $17 million (2021 - $21 million).

10. Common shares

At December 31
thousands of shares	2022	2021
Authorized	1,100,000	1,100,000
Common shares outstanding	584,153	678,080
The most recent 12-month normal course issuer bid program came into effect June 29, 2022, under which Imperial continued its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares (5 percent of the total shares on June 15, 2022) which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program completed on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.
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
On November 4, 2022, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 14, 2022, with the company taking up and paying for 20,689,655 common shares at a price of $72.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial’s issued and outstanding shares at the close of business on October 31, 2022. This included 14,399,985 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2020	743,902	1,375
Issued under employee share-based awards	7	—
Purchases at stated value	(9,832)	(18)
Balance as at December 31, 2020	734,077	1,357
Issued under employee share-based awards	7	—
Purchases at stated value	(56,004)	(105)
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2022	2021	2020
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	7,340	2,479	(1,857)
Weighted-average number of common shares outstanding (millions of shares)	640.2	711.6	735.3
Net income (loss) per common share (dollars)	11.47	3.48	(2.53)

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	7,340	2,479	(1,857)
Weighted-average number of common shares outstanding (millions of shares)	640.2	711.6	735.3
Effect of employee share-based awards (millions of shares) (a)	1.3	1.6	—
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	641.5	713.2	735.3
Net income (loss) per common share (dollars)	11.44	3.48	(2.53)

Dividends per common share – declared (dollars)	1.46	1.03	0.88
(a)For 2020, the Net income (loss) per common share – diluted excludes the effect of 1.9 million employee share-based awards. Share-based awards have the potential to dilute basic earnings per share in the future.

11. Miscellaneous financial information

LIFO inventory
In 2022, net income included an after-tax gain of $62 million (2021 – $13 million loss, 2020 – $19 million loss) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2022 by about $2 billion (2021 – $1.8 billion). Inventories of crude oil and products at year-end consisted of the following:

millions of Canadian dollars	2022	2021
Crude oil	809	674
Petroleum products	471	310
Chemical products	76	73
Other	158	45
Total	1,514	1,102
In 2021, the company recorded an unfavourable $74 million ($82 million, before tax) inventory adjustment (including the proportionate share of LIFO changes) related to reconciliations of additives and products inventory at equity and third-party terminals. The out-of-period impact of $57 million ($63 million, before tax) occurred over a number of years, and has been resolved. The company determined that the adjustment was not material to the consolidated financial statements for the year ended December 31, 2021, or any of the prior periods related to the adjustment. Accordingly, comparative periods presented in the consolidated financial statements have not been restated.
Research and development
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
Net research and development costs charged to expenses in 2022 were $74 million (2021 – $89 million, 2020 – $105 million). These costs are included in expenses due to the uncertainty of future benefits.
Accounts payable and accrued liabilities
“Accounts payable and accrued liabilities” included accrued taxes other than income taxes of $458 million at December 31, 2022 (2021 – $415 million).
Goodwill impairment
In the first quarter of 2020, the company assessed its goodwill balances for impairment and recognized a non-cash goodwill impairment charge of $20 million in the company’s Upstream segment. The goodwill impairment was reflected in “Depreciation and depletion” on the Consolidated statement of income and “Goodwill” on the Consolidated balance sheet. The remaining balance of goodwill is associated with the Downstream segment.
Government assistance
The company received subsidies as part of the Government of Canada’s COVID-19 Economic Response Plan, which included the company’s proportionate share of a joint venture. It was recognized as a reduction to expense (2020 – $155 million before tax) and was included in the Consolidated statement of income, primarily as part of “Production and manufacturing”.
In 2022, the company prospectively adopted the Financial Accounting Standards Board’s standard, Government Assistance (Topic 832). The standard requires the annual disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. The company receives allowances from governments in the form of emission credits as a result of performing better than facility level expectations for emission targets and records these at a nominal amount in the Consolidated balance sheet. During 2022, government assistance was immaterial to the company’s financial results.

12. Financing and additional notes and loans payable information

millions of Canadian dollars	2022	2021	2020
Debt-related interest (a)	111	63	102
Capitalized interest	(57)	(24)	(41)
Net interest expense	54	39	61
Other interest	6	15	3
Total financing (b)	60	54	64
(a)Includes related party interest with ExxonMobil.
(b)The weighted-average interest rate on short-term borrowings in 2022 was 2.0 percent (2021 – 0.2 percent, 2020 – 0.8 percent) and on long-term borrowings, with ExxonMobil, in 2022 was 1.9 percent (2021 – 0.6 percent, 2020 – 1.4 percent).

 During the second quarter of 2022, the company reduced its existing $500 million committed long-term line of credit to $250 million and extended the maturity date to June 30, 2023. Subsequently, in the fourth quarter of 2022, this committed long-term line of credit was cancelled in full. The company also extended one of its $250 million committed long-term lines of credit to June 30, 2024.
In November 2022, the company extended the maturity date of an existing $250 million committed short-term line of credit to November 2023.
The company has not drawn on any of its outstanding $500 million of available credit facilities.
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
The table below summarizes the total lease cost incurred:

	2022		2021		2020
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	119		123		157
Short-term and other (net of sublease rental income)	40		19		40

Amortization of right of use assets		19		17		29
Interest on lease liabilities		30		33		38
Total lease cost	159	49	142	50	197	67
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet, weighted-average remaining lease term and weighted-average discount rates applied at December 31:

	2022		2021

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles - net	245		245
Included in Property, plant and equipment, less		618		637
accumulated depreciation and depletion
Total right of use assets	245	618	245	637

Lease liability due within one year
Included in Accounts payable and accrued liabilities	100	—	102	—
Included in Notes and loans payable		22		22
Long-term lease liability
Included in Other long-term obligations	151	—	147	—
Included in Long-term debt		586		607
Total lease liability	251	608	249	629

Weighted-average remaining lease term (years)	5	37	4	38
Weighted-average discount rate (percent)	1.1	4.7	1.2	4.8

The maturity analysis of the company’s lease liabilities as at December 31 are summarized below:

	2022

millions of Canadian dollars	Operating leases	Finance leases
Maturity analysis of lease liabilities
2023	102	50
2024	70	49
2025	15	46
2026	10	44
2027	10	43
2028 and beyond	56	900
Total lease payments	263	1,132

Discount to present value	(12)	(524)
Total lease liability	251	608
In addition to the operating lease liabilities in the table immediately above, at December 31, 2022, additional undiscounted commitments for leases not yet commenced totalled $14 million (2021 - $5 million).
Estimated cash payments for operating and finance leases not yet commenced are $5 million in both 2023 and 2024.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2022		2021		2020

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	121	—	122	—	136	15
Cash flows from financing activities		22		20		20

Non-cash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the year	117	—	176	123	63	14

14. Long-term debt

At December 31
millions of Canadian dollars	2022	2021
Long-term debt (a) (b)	3,447	4,447
Finance leases (c)	586	607
Total long-term debt	4,033	5,054
(a)Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until June 30, 2025, cancelable if ExxonMobil provides at least 370 days advance written notice.
(b)During the third quarter of 2022, the company decreased its long-term debt by $1 billion, partially repaying an existing facility with an affiliated company of ExxonMobil.
(c)Finance leases are primarily associated with transportation facilities and services agreements. The average imputed interest rate was 4.7 percent in 2022 (2021 – 4.8 percent). Total finance lease obligations also include $22 million in current liabilities (2021 - $22 million). Principal payments on finance leases of approximately $20 million on average per year are due in each of the next four years after December 31, 2023.

15. Accounting for suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports. The company had no capitalized suspended exploratory well costs as at December 31, 2022, 2021 and 2020.
Exploration activity involves drilling multiple wells, over a number of years, to fully evaluate a project. The company had no projects with exploratory wells costs capitalized as at December 31, 2022, 2021 and 2020.

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
In addition, the company has existing agreements with ExxonMobil:
a)To provide computer and customer support services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems;
b)To operate certain western Canada production properties owned by ExxonMobil, as well as provide for the delivery of management, business and technical services to ExxonMobil in Canada. These agreements are designed to provide organizational efficiencies and to reduce costs. No separate legal entities were created from these arrangements. Separate books of account continue to be maintained for the company and ExxonMobil. The company and ExxonMobil retain ownership of their respective assets, and there is no impact on operations or reserves;
c)To provide for the option of equal participation in new upstream opportunities; and
d)To enter into derivative agreements on each other’s behalf.
The company had an existing agreement with ExxonMobil to provide for the delivery of management, business and technical services to Syncrude Canada Ltd. by ExxonMobil, which was terminated in connection with the transfer of operatorship of Syncrude on September 30, 2021.
Certain charges from ExxonMobil have been capitalized; they are not material in the aggregate.
The amounts of purchases and revenues by Imperial in 2022, with ExxonMobil, were $3,719 million and $17,042 million respectively (2021 - $2,669 million and $8,777 million respectively).
As at December 31, 2022, the company had an outstanding long-term loan of $3,447 million (2021 – $4,447 million) from ExxonMobil (see note 14, "Long-term debt", on page 104 and note 12, "Financing and additional notes and loans payable information", on page 101 for further details). The amount of financing costs with ExxonMobil were $78 million (2021 - $28 million).
Imperial has other related party transactions not detailed above in note 16, as they are not significant.

17. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2022	2021	2020
Balance at January 1	(1,177)	(1,989)	(1,911)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	582	679	(212)
Amounts reclassified from accumulated other comprehensive income	83	133	134
Balance at December 31	(512)	(1,177)	(1,989)
Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

millions of Canadian dollars	2022	2021	2020
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(110)	(176)	(180)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2022	2021	2020
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	188	221	(69)
Amortization of postretirement benefits liability adjustment included in net benefit cost	27	43	46
Total	215	264	(23)

18. Divestment activities

Jointly with ExxonMobil Canada, Imperial signed an agreement in the second quarter of 2022 with Whitecap Resources Inc. for the sale of its interests in XTO Energy Canada which included assets in the Montney and Duvernay areas of central Alberta, for total cash consideration of approximately $1.9 billion ($0.9 billion Imperial's share). The transaction closed on August 31, 2022 and the company recognized a gain of approximately $0.2 billion, after tax. Imperial’s total assets associated with this transaction include about $0.9 billion (about $0.8 billion of property, plant and equipment) and about $0.2 billion total liabilities in the Upstream segment.

Supplemental information on oil and gas exploration and production activities (unaudited)
The information on pages 107 to 108 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic crude oil reserves in the Syncrude joint-venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2022	2021	2020
Revenue
Sales to third parties (a)	7,154	5,081	2,066
Transfers (a) (b)	4,182	3,037	1,777
	11,336	8,118	3,843
Production expenses	5,521	4,728	3,977
Exploration expenses	5	32	13
Depreciation and depletion (includes impairments)	1,467	1,579	2,857
Income taxes	1,030	457	(678)
Results of operations	3,313	1,322	(2,326)
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2022	2021	2020
Property costs (c)
Proved	—	—	—
Unproved	—	—	—
Exploration costs	5	32	13
Development costs	1,602	576	816
Total costs incurred in property acquisitions, exploration and development activities	1,607	608	829
(a)Sales to third parties or transfers do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments or diluent costs. These items are reported gross in note 2 in “Revenues”, “Intersegment sales” and in “Purchases of crude oil and products”.
(b)Sales of crude oil to consolidated affiliates are at market value, using posted field prices. Sales of natural gas liquids to consolidated affiliates are at prices estimated to be obtainable in a competitive, arm’s-length transaction.
(c)“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Capitalized costs

millions of Canadian dollars	2022	2021
Property costs (a)
Proved	1,840	2,045
Unproved	493	2,468
Producing assets	39,075	39,926
Incomplete construction	2,375	1,762
Total capitalized cost	43,783	46,201
Accumulated depreciation and depletion	(18,512)	(20,112)
Net capitalized costs	25,271	26,089
(a)“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

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
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2022	2021	2020
Future cash flows	198,923	161,577	23,911
Future production costs	(104,765)	(101,580)	(18,787)
Future development costs	(23,392)	(21,903)	(6,096)
Future income taxes	(16,872)	(8,192)	(155)
Future net cash flows	53,894	29,902	(1,127)
Annual discount of 10 percent for estimated timing of cash flows	(28,340)	(15,732)	1,065
Discounted future cash flows	25,554	14,170	(62)
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2022	2021	2020
Balance at beginning of year	14,170	(62)	5,511
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(6,113)	(3,841)	(447)
Net changes in prices, development costs and production costs (a)	23,215	7,681	(8,661)
Extensions, discoveries, additions and improved recovery, less related costs	664	52	114
Development costs incurred during the year	1,160	650	563
Revisions of previous quantity estimates	(4,431)	13,482	459
Accretion of discount	1,439	24	623
Net change in income taxes	(4,550)	(3,816)	1,776
Net change	11,384	14,232	(5,573)
Balance at end of year	25,554	14,170	(62)
(a)SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the “Net proved reserves table”.

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2020	41	581	415	2,939	3,492
Revisions	(29)	(348)	(79)	(2,757)	(2,923)
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	(10)	—	—	(2)
Discoveries and extensions	—	—	133	1	134
Production	(5)	(55)	(25)	(102)	(141)
End of year 2020	7	168	444	81	560

Revisions	13	165	17	2,239	2,297
Improved recovery	—	—	—	2	2
(Sale) purchase of reserves in place	—	(10)	—	—	(2)
Discoveries and extensions	—	—	—	—	—
Production	(4)	(42)	(23)	(106)	(140)
End of year 2021	16	281	438	2,216	2,717

Revisions	—	(41)	(62)	(363)	(432)
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	(9)	(141)	—	—	(32)
Discoveries and extensions	—	2	—	67	67
Production	(3)	(29)	(23)	(96)	(127)
End of year 2022	4	72	353	1,824	2,193

Net proved developed reserves included above, as of
January 1, 2020	22	291	415	2,609	3,095
December 31, 2020	7	167	311	76	422
December 31, 2021	14	205	326	1,957	2,331
December 31, 2022	4	60	248	1,691	1,953

Net proved undeveloped reserves included above, as of
January 1, 2020	19	290	—	330	397
December 31, 2020	—	1	133	5	138
December 31, 2021	2	76	112	259	386
December 31, 2022	—	12	105	133	240
(a)Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)Liquids include crude, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)Gas converted to oil-equivalent at six million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2020, 2021 and 2022. The definitions used are in accordance with the SEC Rule 4-10 (a) of Regulation S-X.
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
Revisions in previously estimated volumes of proved reserves for existing fields can occur due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in the average of first-day-of-the-month oil and natural gas prices and / or costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment and facility capacity.

In 2020, downward revisions of proved bitumen reserves were a result of low prices. The 2.2 billion barrels of bitumen at Kearl and 0.6 billion barrels of bitumen at Cold Lake no longer qualified as proved reserves under the SEC definition of proved reserves. Downward revisions to proved synthetic crude oil reserves were a result of lower prices, offset by the addition of proved undeveloped reserves associated with future development at Syncrude. Changes to the liquids and natural gas proved reserves were the result of updated development plans at the Montney and Duvernay unconventional assets and the divestment of conventional properties.
In 2021, upward revisions of proved bitumen reserves were a result of improved prices. The 1.7 billion barrels of bitumen at Kearl and 0.5 billion barrels of bitumen at Cold Lake qualified as proved reserves under the SEC definition of proved reserves. Upward revisions to proved synthetic crude oil reserves were a result of improved prices. Changes to the liquids and natural gas proved reserves were the result of updated development plans and divestments at the Montney and Duvernay unconventional assets.
In 2022, downward revisions of proved bitumen reserves were driven by a decrease of 0.2 billion barrels at Kearl as a result of higher royalty obligations associated with pricing, and a decrease of 0.2 billion barrels at Cold Lake due to an updated development plan. An increase to the bitumen reserves of 0.1 billion barrels is associated with extensions at Cold Lake for the Grand Rapids Phase 1 SA-SAGD and Leming SAGD projects. Downward revisions to proved synthetic crude oil reserves were a result of mine development plan updates and higher royalty obligations at Syncrude associated with pricing. Changes to the liquids and natural gas proved reserves were primarily a result of the sale of the company’s interest in the Montney and Duvernay unconventional assets.
Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to Imperial. The company’s operating decisions and its outlook for future production volumes are not impacted by proved reserves as disclosed under the SEC definition.
Net proved reserves are determined by deducting the estimated future share of mineral owners or governments or both. For liquids and natural gas, net proved reserves are based on estimated future royalty rates as of the date the estimate is made incorporating the applicable governments’ oil and gas royalty regimes. For bitumen, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of each of the Cold Lake and Kearl fields, and they incorporate the Alberta government’s oil sands royalty regime. For synthetic crude oil, net proved reserves are based on the company’s best estimate of average royalty rates over the remaining life of the project, and they incorporate the Alberta government’s oil sands royalty regime. In all cases, actual future royalty rates may vary with production, price and costs.
Net proved developed reserves are those volumes that are expected to be recovered through existing wells, facilities, or mining activities with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well or facility. Net proved undeveloped reserves are those volumes that are expected to be recovered as a result of future investments to drill new wells, to recomplete existing wells and / or to install facilities to collect and deliver the production from existing and future wells, facilities, or mining activities.

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees, with the exception of S.R. Driscoll,
J. Floren and G.J. Goldberg, are now directors and have been since the dates indicated. K.T. Hoeg, J.M. Mintz and D.S. Sutherland are currently directors and are not standing for re-election in 2023 as they have all reached the company's mandatory retirement age for directors. Ms. Driscoll, Mr. Floren and Mr. Goldberg are not currently directors and are being nominated for election as directors for the first time.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, standing committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 8, 2023, the effective date of this circular, unless otherwise indicated.
For more information on our director nominees, please see the Statement of corporate governance practice starting on page 119.
Director nominee tables

David W. Cornhill
Calgary, Alberta, Canada
Nonemployee director (independent)
Age: 69
Director since: November 29, 2017
Skills and experience: Leadership of large organizations, Operations/technical, Project management, Strategy development, Environment and sustainability, Audit committee financial expert, Financial expertise, Executive compensation, Risk management

Mr. Cornhill is a director of AltaGas Ltd., and is the chairman of the board of directors of TriSummit Utilities Inc. (formerly
AltaGas Canada Inc.), a privately owned corporation. Mr. Cornhill is a founding shareholder of AltaGas (and its predecessors). He was chief executive officer of AltaGas from 1994 to 2016 and served as interim co-chief executive officer from July to December 2018. Prior to forming AltaGas, Mr. Cornhill served in various capacities with Alberta and Southern Gas Co. Ltd, including vice-president, finance and administration, treasurer and president and chief operating officer. Mr. Cornhill is an experienced leader in the business community and is a strong supporter of communities and community collaboration, investment and enhancement. He is a member of the Ivey Advisory Board at Western University. Mr. Cornhill holds a BSc (Hons.) degree and a MBA degree from Western University, and he was awarded an honorary Doctor of Laws degree by the University in 2015.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	12,500 (<0.01%)	13,308	25,808	16,900	42,708
Total market value as at February 8, 2023 ($)	869,625	925,838	1,795,463	1,175,733	2,971,196
Year over year change (#)	0	2,355	2,355	2,000	4,355
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board	8 of 8 (100%)	–AltaGas Ltd. (2010 – present)
Audit committee	5 of 5 (100%)	–AltaGas Canada Inc. (2018 – 2020)
Executive resources committee	6 of 7 (86%)	–Alterra Power Corp. (2008 – 2018)
Safety and sustainability committee	3 of 4 (75%)
Nominations and corporate governance committee (Chair)	6 of 6 (100%)	*no public board interlocks
Community collaboration and engagement committee	1 of 1 (100%)

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour:	Votes Withheld:	–AltaGas Ltd., Chairman of the board (1994 – 2019)
540,497,248 (89.79%)	61,434,933 (10.21%)	–AltaGas Ltd., Interim co-CEO (July to December 2018)

Bradley W. Corson
Calgary, Alberta, Canada
Non-independent director
Age: 61
Director since: September 17, 2019
Skills and experience: Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Environment and sustainability, Financial expertise, Government relations, Executive compensation, Risk management

Mr. Corson was appointed as president and a director of Imperial Oil Limited on September 17, 2019, and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson has worked for Exxon Mobil Corporation and its predecessor companies since 1983 in various upstream and downstream assignments, with responsibilities in the United States, Hong Kong and London. In his previous position, Mr. Corson was vice-president of Exxon Mobil Corporation and president of ExxonMobil Upstream Ventures, a division of Exxon Mobil Corporation.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	0	0	323,600	323,600
Total market value as at February 8, 2023 ($)	0	0	0	22,512,852	22,512,852
Year over year change (#)	0	0	0	89,000	89,000
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board (Chair)	8 of 8 (100%)	None
Community collaboration and engagement committee	1 of 1 (100%)	*no public board interlocks

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour:	Votes Withheld:	–President, Imperial Oil Limited (2019 – present)
586,247,361 (97.39%)	15,684,820 (2.61%)	–President, ExxonMobil Upstream Ventures (2015 – 2019) (Affiliate)

Matthew R. Crocker
Spring, Texas, United States of America
Non-independent director
Age: 49
Director since: May 4, 2021
Skills and experience: Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Environment and sustainability, Financial expertise, Government relations, Executive compensation, Risk management

Mr. Crocker is senior vice-president, product, strategy and new assets for ExxonMobil's Low Carbon Solutions business since
April, 2022 and is responsible for product development across the portfolio, creation and alignment on business strategies and has oversight for product execution and start-up of new assets. Mr. Crocker has also held leadership positions within refining, upstream business development, chemicals and controllers. Prior to his current position, Mr. Crocker was senior vice-president, fuels, at ExxonMobil Fuels and Lubricants Company, responsible for the global fuels value chain, from crude to customer.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	0	0	0	0
Total market value as at February 8, 2023 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*No share ownership guidelines apply

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board	8 of 8 (100%)	None
Executive resources committee	7 of 7 (100%)	*no public board interlocks
Safety and sustainability committee	4 of 4 (100%)
Nominations and corporate governance committee	6 of 6 (100%)
Community collaboration and engagement committee	1 of 1(100%)

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour:	Votes Withheld:	–Senior vice president, fuels, ExxonMobil Fuels & Lubricants Company, (2020 – Present) (Affiliate)
577,063,393 (95.87%)	24,868,788 (4.13%)	–Vice-president, strategy and portfolio management, ExxonMobil Upstream Business Development Company (2019 – 2020) (Affiliate)
–Special assignment, strategy and portfolio management, ExxonMobil Upstream Business Development Company (2019) (Affiliate)
–Vice-president, intermediates, performance derivatives, ExxonMobil Chemical Company (2017 – 2019) (Affiliate)

Sharon R. Driscoll
Vancouver, British Columbia, Canada
Nonemployee director (independent)
Age: 61
Director since: Not currently a member of the board; first nomination for election as director
Skills and experience: Leadership of large organizations, Project management, Global experience, Strategy development, Environment and sustainability, Audit committee financial expert, Financial expertise, Executive compensation, Risk management

Sharon Driscoll is the executive vice-president and advisor to the chief executive officer of Ritchie Bros. Auctioneers Incorporated.
Ms. Driscoll joined Ritchie Bros. in July 2015 as the chief financial officer where she led global financial operations including capital allocation, financing strategies, treasury operations, risk management, investor relations and regulatory compliance. Ms. Driscoll also served as Co-CEO in 2019 to support the company's planned CEO transition. Prior to joining Ritchie Bros., Ms. Driscoll served as the executive vice-president and chief financial officer for Katz Group Canada Ltd. from 2013 to 2015 and senior vice-president and chief financial officer at Sears Canada Inc. from 2008 to 2013. Ms. Driscoll is a Chartered Professional Accountant and has a Bachelor of Commerce (Honours) degree from Queen’s University. Ms. Driscoll also serves as a director of Empire Company Limited.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	0	0	0	0
Total market value as at February 8, 2023 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Not currently a member of the board or any of its committees	n/a	–Empire Company Limited (2018 – Present)
*no public board interlocks

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: n/a	Votes Withheld: n/a	–Ritchie Bros. Auctioneers Incorporated, Executive vice-president and advisor to CEO (2022 – present)
–Ritchie Bros. Auctioneers Incorporated, Chief financial officer (2015 - 2022)
–Ritchie Bros. Auctioneers Incorporated, Chief financial officer and Co-chief executive officer (2019)

John Floren
Oakville, Ontario, Canada
Nonemployee director (independent)
Age: 64
Director since: Not currently a member of the board; first nomination for election as director
Skills and experience: Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Environment and sustainability, Financial expertise, Government relations, Information technology/cybersecurity oversight, Executive compensation, Risk management

Mr. Floren is the former president and chief executive officer of Methanex Corporation, and prior to that appointment held the positions of senior vice-president, global marketing and logistics and regional director, marketing and logistics, North America. Mr. Floren was an employee of Methanex for approximately 22 years and has worked in the chemical industry for over 37 years. He currently serves as a director of West Fraser Timber Co. Ltd. Mr. Floren holds a Bachelor of Arts in Economics from the University of Manitoba and attended the Harvard Business School’s Program for Management Development, the International Executive Program at INSEAD and completed the Directors Education Program at the Institute of Corporate Directors.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	0	0	0	0
Total market value as at February 8, 2023 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Not currently a member of the board or any of its committees	n/a	–West Fraser Timber Co. Ltd. (2016 – present)
–Methanex Corporation (2013 - 2022)
*no public board interlocks

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour: n/a	Votes Withheld: n/a	–Methanex Corporation, President and chief executive officer (2013 – 2022)

Gary J. Goldberg
Castle Pines, Colorado, United States of America
Nonemployee director (independent)
Age: 63
Director since: Not currently a member of the board; first nomination for election as director
Skills and experience: Leadership of large organizations, Operations/technical, Project management, Global experience, Strategy development, Environment and sustainability, Financial expertise, Government relations, Executive compensation, Risk management

Mr. Goldberg has more than 35 years of global experience in the mining industry, including in executive, operational and strategic roles, and currently serves as a non-executive director of BHP Group Limited. Mr. Goldberg served as the chief executive officer of Newmont Corporation from 2013 to 2019, and prior to that, was president and chief executive officer of Rio Tinto Minerals. Mr. Goldberg was also a non-executive director of Port Waratah Coal Services Limited and Rio Tinto Zimbabwe, and served as vice-chair of the World Gold Council, treasurer of the International Council on Mining and Metals, and chair of the National Mining Association in the United States.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	0	0	0	0
Total market value as at February 8, 2023 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Not currently a member of the board or any of its committees	n/a	–BHP Group Limited (2020 – present)
–Newmont Corporation (previously Newmont Mining Corporation) (2013 – 2019)
*no public board interlocks

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour:	Votes Withheld:	–Newmont Corporation, Executive advisor (2019 – 2020)
n/a	n/a	–Newmont Corporation, Chief executive officer (2018 – 2019)
–Newmont Corporation, President and chief executive officer (2013 – 2018)

 Miranda C. Hubbs
Toronto, Ontario, Canada
Nonemployee director (independent)
Age: 56
Director since: July 26, 2018
Skills and experience: Global experience, Strategy development, Environment and sustainability, Audit committee financial expert, Financial expertise, Information technology/cybersecurity oversight, Executive compensation, Risk management

Ms. Hubbs is currently an independent director of Nutrien Ltd. and also serves as a director of PSP Investments (Public Sector
Pension Investment Board), New Self-Regulatory Organization of Canada and serves as vice-chair of the board of the Canadian Red Cross. Prior to retirement in 2011, Ms. Hubbs was executive vice president and managing director of McLean Budden, one of Canada’s leading investment managers. Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder. Ms. Hubbs serves on the ICD Climate Strategy Advisory Board and the Global Risk Institute Sustainable Finance Advisory Committee, holds the Fundamentals of Sustainability Accounting credential from the Sustainability Accounting Standards Board, and has received her CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University.

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings * (Common + DSU + RSU)
Holdings as at February 8, 2023 (#)	0	16,735	16,735	15,600	32,335
Total market value as at February 8, 2023 ($)	0	1,164,254	1,164,254	1,085,292	2,249,546
Year over year change (#)	0	2,352	2,352	3,300	5,652
*Meets the necessary share ownership requirements

Board and Standing Committee Membership	Meeting Attendance 2022	Public Company Directorships in the Past Five Years*
Imperial Oil Limited board	8 of 8 (100%)	–Nutrien Ltd. (2018 – present)
Audit committee	5 of 5 (100%)	–Agrium Inc. (2016 – 2018)
Executive resources committee	7 of 7 (100%)	*no public board interlocks
Safety and sustainability committee	4 of 4 (100%)
Nominations and corporate governance committee	6 of 6 (100%)
Community collaboration and engagement committee (Chair)	1 of 1 (100%)

Voting Results of 2022 Annual General Meeting:		Other Positions in the Past Five Years: (position, date office held, and status of employer)
Votes in Favour:	Votes Withheld:	None
596,301,725 (99.06%)	5,630,456 (0.94%)

Footnotes to director nominee tables on pages 112 through 115:
(a)The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)The company’s plan for restricted stock units for nonemployee directors is described on page 142. The company’s plan for deferred share units for nonemployee directors is described on page 141. The company’s plan for restricted stock units for selected employees is described on page 163.
(c)The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2016 through 2022 and deferred share units received since directors’ appointment.
(d)The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $69.57 on February 8, 2023.
Director and nominee holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#) (b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($) (c)

B.W. Corson	120,676	73,850	194,526	29,759,204

M.R. Crocker	15,534	128,400	143,934	22,019,479

D.S. Sutherland	5,730	—	5,730	876,594

(a)Holdings as at February 8, 2023. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees and directors individually. None of these individuals own more than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Current directors D.W. Cornhill, K.T. Hoeg, M.C. Hubbs and J.M. Mintz, and nominees S.R. Driscoll, J. Floren, G.J. Goldberg, do not own common shares or hold restricted stock of Exxon Mobil Corporation.
(b)The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(c)The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $113.92 U.S., which is converted to Canadian dollars at the daily rate of exchange of $1.3429 provided by the Bank of Canada for February 8, 2023.
Majority voting policy
In 2022, amendments to the Canada Business Corporations Act came into force implementing majority voting requirements for uncontested director elections. These amendments provide for the election of a director only if the number of “for” votes represents a majority of the votes cast both “for” and “against” the director. Following the implementation of these amendments, the company’s existing majority voting policy was rendered redundant and was revoked by the board.

Corporate governance disclosure

2022 Corporate governance highlights
•Five of seven of our directors and our director nominees are independent and meet the criteria for independence set by Canadian securities regulators, the SEC and the NYSE American LLC
•The directors are highly qualified with diversity of gender, background, experience and skill
•The company’s independent directors have significant stock ownership requirements, all of which have been met. The independent directors collectively have more than $23.3 million in shareholdings in the company
•The independent directors regularly meet in executive sessions without management present
•Shares of the company are listed on the TSX and trade on the NYSE American LLC and our corporate governance practices comply with applicable policies and practices of each exchange
•96% average vote in favour for the election of our directors at the 2022 annual meeting
•Two of seven or 29% of the directors and director nominees, and 11 of 24 or 46% of the executive officers of the company and its major subsidiaries are women

Corporate governance at a glance

Controlled company	Yes
Size of board	7
Number of independent directors (board and nominees)	5
Women on board (board and nominees)	2
Average attendance of directors at board and committee meetings	99%
Independent chair of the executive sessions	Yes
In camera sessions of independent directors at every board meeting	Yes
Independent status of audit committee	100%
Audit committee members financially literate	All
Independent status of executive resources committee	83%
Independent status of nominations and corporate governance committee	83%
Majority of independent directors on all committees	Yes
Individual director elections	Yes
Average tenure of director nominees (approximate)	2 years
Average age of director nominees (approximate)	60 years
Mandatory retirement age	72 years
Separate board chair and CEO	No
Number of board interlocks	None
No director serves on more than two boards of another reporting issuer	Yes
Share ownership requirements for independent directors	Yes
Share ownership requirements for chairman and chief executive officer	Yes
Board orientation and education program	Yes
Code of business conduct and ethics	Yes
Board and committee charters	Yes
Position descriptions for the chairman and chief executive officer and the chair of each committee	Yes
Skills matrix for directors	Yes
Annual board evaluation process	Yes
Annual advisory vote on executive compensation	No
Dual-class shares	No
Change of control agreements	No

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
Composition of our board nominees
More information on diversity, including on the board and among executive officers of the company, can be found at page 148.

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

K.T. Hoeg, J.M. Mintz and D.S. Sutherland are not standing for re-election in 2023 as they have reached the company’s mandatory retirement age for directors. In anticipation of these retirements, the board undertook an extensive director recruitment process resulting in S.R. Driscoll, J. Floren and G.J. Goldberg being nominated for election to the board for the first time.

The following chart shows the current years of service of the nominees for the board of directors and the year they would normally be expected to retire from the board.

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors
D.W. Cornhill	5 years	2026
B.W. Corson	3 years	-
M.R. Crocker	2 years	-
S.R. Driscoll (a)	-	2034
J. Floren (a)	-	2031
G.J. Goldberg (a)	-	2031
M.C. Hubbs	4 years	2039
(a)S.R. Driscoll, J. Floren, and G.J. Goldberg are being nominated for election as directors at the annual meeting of shareholders and are not currently directors.

Skills and experience of our board members and nominees

Our directors bring a wide range of skills, diversity and experience.
The current directors and director nominees collectively have the experience and expertise required to ensure effective oversight, stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the nominees tables on pages 112 through 116 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director and nominee that led the board to conclude that such person should serve as a director of the company.

	D.W. Cornhill	B.W. Corson	M.R. Crocker	S.R. Driscoll (a)	J. Floren (a)	G.J. Goldberg (a)	K.T. Hoeg (b)	M.C. Hubbs	J.M. Mintz (b)	D.S. Sutherland (b)

Leadership of large organizations	✓	✓	✓	✓	✓	✓	✓			✓
Operations / technical	✓	✓	✓		✓	✓				✓
Project management	✓	✓	✓	✓	✓	✓	✓
Global experience		✓	✓	✓	✓	✓	✓	✓	✓	✓
Strategy development	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Environment and sustainability	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Audit committee financial expert	✓			✓			✓	✓		✓
Financial expertise	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Government relations		✓	✓		✓	✓			✓	✓
Information technology / cybersecurity oversight					✓			✓
Executive compensation	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Risk management	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
(a)S.R. Driscoll, J. Floren and G.J. Goldberg are being nominated for election as directors at the annual meeting of shareholders and are not currently directors.
(b)K.T. Hoeg, J.M. Mintz and D.S. Sutherland are currently directors but are not standing for re-election at the annual meeting of shareholders.

Independence of our board members and nominees

Five out of seven of the director nominees are independent.
The board is currently composed of seven directors, four of whom will be standing for re-election at the annual meeting of shareholders on May 2, 2023. K.T. Hoeg, J.M. Mintz and D.S. Sutherland will not stand for re-election in 2023 as they have reached the company's mandatory retirement age for directors. S.R. Driscoll, J. Floren and G.J. Goldberg are being nominated for election as directors at the annual meeting of shareholders and are not currently directors. The majority of the board and nominees (five out of seven) are independent. The independent directors and nominees are not employees of the company.
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

Name of director and nominee	Management	Independent	Not independent	Reason for non-independent status

D.W. Cornhill		✓
B.W. Corson	✓		✓	B.W. Corson is a director and chairman, president and chief executive officer of Imperial Oil Limited.
M.R. Crocker			✓	M.R. Crocker is an employee of Exxon Mobil Corporation.
S.R. Driscoll (a)		✓
J. Floren (a)		✓
G G.J. Goldberg (a)		✓
K.T. Hoeg (b)		✓
M.C. Hubbs		✓
J.M. Mintz (b)		✓
D.S. Sutherland (b)		✓
(a)S.R. Driscoll, J. Floren and G.J. Goldberg are being nominated for election as directors at the annual meeting of shareholders and are not currently directors.
(b)K.T. Hoeg, J.M. Mintz and D.S. Sutherland are current directors, but are not standing for re-election at the annual meeting of shareholders.

Committee membership of our board

Each standing committee is chaired by a different independent director and all of the independent directors are members of each committee.
The chart below shows the company’s current standing committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Safety and sustainability committee	Executive resources committee	Community collaboration and engagement committee

D.W. Cornhill (c)	✓ Chair	✓	✓	✓	✓
B.W. Corson (a)	—	—	—	—	✓
M.R. Crocker (a)	✓	—	✓	✓	✓
K.T. Hoeg (c)	✓	✓ Chair	✓	✓	✓
M.C. Hubbs (c)	✓	✓	✓	✓	✓ Chair
J.M. Mintz	✓	✓	✓ Chair	✓	✓
D.S. Sutherland (c)	✓	✓	✓	✓ Chair	✓
(a)Not independent directors.
(b)All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)Audit committee financial experts under U.S. regulatory requirements.
In addition to its standing committees, the board may establish ad hoc committees or special committees from time to time. Two special committees of independent directors were active during 2022; one that was established in September, 2021, and one that was established in September, 2022, both for the purposes of considering certain matters. The special committees were chaired by D.W. Cornhill and consisted of the five independent directors.
Number of meetings
The chart below shows the number of board and standing committee meetings held in 2022. This includes seven regular meetings and one additional special meeting of the board. With restrictions related to COVID-19 easing throughout the year, the majority of the board meetings in 2022 returned to an in-person format. More information on the board’s activities in relation to COVID-19 can be found in the Risk oversight section starting on page 130.
Meetings of the board and standing committees in 2022:

		Board 8
Audit committee	Executive resources committee	Safety and sustainability committee	Nominations and corporate governance committee	Community collaboration and engagement committee
5	7	4	6	1

Attendance of our board members in 2022

99% board and standing committee meeting attendance from all members.
The following chart provides a summary of the attendance record of each of the directors in 2022. The attendance record of each director nominee is also set out in his or her biographical information on pages 112 through 116. The attendance chart also provides an overall view of the attendance per standing committee. Senior management directors and other members of management periodically attend standing committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Safety and sustainability committee (a)	Nominations and corporate governance committee	Community collaboration and engagement committee	Annual meeting	Total	Percentage by director

D.W. Cornhill	8 of 8	5 of 5	6 of 7	3 of 4	6 of 6 (chair)	1 of 1	1 of 1	30 of 32	94%
B.W. Corson	8 of 8 (chair)	—	—	—	—	1 of 1	1 of 1	10 of 10	100%
M.R. Crocker	8 of 8	—	7 of 7	4 of 4	6 of 6	1 of 1	1 of 1	27 of 27	100%
K.T. Hoeg	8 of 8	5 of 5 (chair)	7 of 7	4 of 4	6 of 6	1 of 1	1 of 1	32 of 32	100%
M.C. Hubbs	8 of 8	5 of 5	7 of 7	4 of 4	6 of 6	1 of 1 (chair)	1 of 1	32 of 32	100%
J.M. Mintz	8 of 8	5 of 5	7 of 7	4 of 4 (chair)	6 of 6	1 of 1	1 of 1	32 of 32	100%
D.S. Sutherland	8 of 8	5 of 5	7 of 7 (chair)	4 of 4	6 of 6	1 of 1	1 of 1	32 of 32	100%
Percentage by committee	100%	100%	98%	96%	100%	100%	100%	195 of 197	Overall attendance 99%
(a)In 2023, the public policy and corporate responsibility committee was changed to the safety and sustainability committee.

Other public company directorships of our board members and nominees

No director or nominee serves on more than two boards of another reporting issuer.
The following table shows which directors and nominees serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director or nominee	Other reporting issuers of which director or nominee is also a director	Type of company	Stock symbol: Exchange	Committee appointments

D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	No committees
B.W. Corson	—	—	—	—
M.R. Crocker	—	—	—	—
S.R. Driscoll	Empire Company Limited	Food retailing	EMP.A:TSX	Audit committee (chair), Nominating and governance committee, and Corporate governance and social responsibility committee
J. Floren	West Fraser Timer Co. Ltd	Basic Materials- Forest Products	WFG:TSX	Health, safety and environment committee (chair), and Human resources and compensation committee, and Governance and nominating committee
G.J. Goldberg	BHP Group Limited	Basic Materials- Other industrial Metals and mining	BHP:ASX	Sustainability committee (chair) and Nominations and governance committee
K.T. Hoeg	New Flyer Industries Inc.	Manufacturer of heavy duty transit buses	NFI:TSX	Audit committee
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Human resources and compensation committee and Safety and sustainability committee (chair)
J.M. Mintz	—	—	—	—
D.S. Sutherland	GATX Corporation	Commercial rail vehicles and aircraft engines – shipping	GMT:NYSE	Compensation committee (chair)
	United States Steel Corporation	Iron and steel	X:NYSE	Chairman of the board
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
Work experience
•Experience in leadership of businesses or other large organizations (Leadership of large organizations)
•Operations/technical experience (Operations / technical)
•Project management experience (Project management)
•Experience in working in a global work environment (Global experience)
•Experience in development of business strategy (Strategy development)
•Experience with environmental, health, community relations and/or safety policy, practices and management (Environment and sustainability)
Other expertise
•Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 134)
•Expertise in financial matters (Financial expertise)
•Expertise in managing relations with government (Government relations)
•Expertise in information technology and cybersecurity oversight (Information technology / cybersecurity oversight)
•Expertise in executive compensation policies and practices (Executive compensation)
•Expertise in oversight of risk management policies and practices (Risk management)
The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:
•possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
•individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
•providing diversity of age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).
The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether the candidate is able to fill any gaps in such experience, expertise and diversity of age, regional association, gender and other diversity elements. More detailed information on diversity of the board, including in connection with the director recruitment process in 2022, can be found at page 148. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest.
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
In anticipation of K.T. Hoeg, J.M. Mintz and D.S. Sutherland reaching mandatory retirement age, the board and nominations and corporate governance committee began an extensive director recruitment process in 2021, including engaging executive search firms to cultivate a diverse selection of potential nominees. The board reviewed the recruitment process on a regular basis, including discussing numerous candidates, conducting extensive interviews and ensuring that all board members had the opportunity to meet the candidates to ensure a strong fit for the board. This process has resulted in three new nominees for the 2023 annual meeting, S.R. Driscoll, J. Floren and G.J. Goldberg, to replace Ms. Hoeg, Mr. Mintz and Mr. Sutherland upon their retirement.
Ms. Driscoll brings extensive chief financial officer, chief executive officer and board experience through various roles at Ritchie Bros. Auctioneers Incorporated, service as a director of Empire Company Limited and other corporate experience. Mr. Floren is the former president and chief executive officer of Methanex Corporation, with over 37 years experience in the chemicals industry and currently serving on the board of West Fraser Timber Co. Mr. Goldberg has more than 35 years of global experience including substantial chief executive officer experience in the mining industry, has served on various mining industry councils and organizations and is currently a nonemployee director of BHP Group Limited. The board is pleased to welcome these highly experienced and successful individuals as nominees, and looks forward to their leadership and oversight for the company.
Director orientation, education and development

The company regularly provides in-depth presentations to the directors on relevant and emerging issues and encourages continuing education opportunities.
The corporate secretary organizes an orientation program for all new directors. In a series of meetings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, organizational structure, security, information technology management and on critical planning and reserves processes. They also receive key governance and disclosure documents and a comprehensive board manual which contains a record of historical information about the company, by-laws, company policies, the charters of the board and its committees, other relevant company business information, information on directors’ duties and additional board related activities and calendars. With S.R. Driscoll, J. Floren and G.J. Goldberg being nominated for election for the first time this year, the corporate secretary plans to commence an extensive orientation program shortly after their election to the board.
Continuing education is provided to board and committee members through regular presentations by management, which focus on providing more in-depth information about key aspects of the business. Subject to exceptional circumstances, each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. These site visits help directors better understand the strengths and business opportunities unique to various operations and markets across the country, and enhance the board’s perspective of the integrated nature of the company’s business. In September 2022, the board visited the Sarnia refinery, chemical plant and research centre for a tour of the facilities and presentations specific to the operations and research at Sarnia.
Throughout 2022, the board and its committees received regular presentations and updates that focused on performance, strategy and opportunities for the business. Some of these presentations included ongoing reviews of upstream and downstream performance, plans and strategies, internal audit reviews, a pension management review, a review of harassment in workplace policy stewardship, community engagement strategy, litigation reviews, conflict of interest and ethics reviews and a competition and anti-corruption review. Recognizing the importance of cybersecurity oversight for the company, the board was also provided an information technology and cybersecurity update including strategic cybersecurity priorities, key security initiatives and mitigation efforts and system improvements throughout the year. The board continued to engage with management on pandemic specific topics throughout 2022, such as response and mitigation plans and actions, health and safety initiatives, strategic business actions and the company’s response to the gradual lessening of restrictions across Canada over the year.

With strong market conditions and business performance throughout the year, the board focused on strategic direction, operational priorities, capital allocation and prioritizing shareholder returns. This included reviews and approval of the acceleration of the company's normal course issuer bid and the completion of two substantial issuer bids during the year, as well as the sale of the company’s interests in XTO Energy Canada with proceeds used to reduce the company’s outstanding debt.
The board also reviewed and discussed the company’s various environmental, social and governance initiatives throughout the year, including the publication of the company’s advancing climate solutions and sustainability reports. There was a continued focus by the board on the company’s progress with emissions reduction initiatives, including the company’s founding membership in the Oil Sands Pathways to Net Zero initiative and setting and tracking emissions reduction goals. The board also undertook reviews of disclosure and emissions performance, safety performance and Canada climate policy updates. More information on the board’s role in relation to the environment can be found in the Risk oversight section starting on page 130.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2022, the directors received a presentation on ExxonMobil’s cybersecurity update, as well as an overview of ExxonMobil’s corporate strategy and the ExxonMobil Outlook for Energy.
Members of the board receive an extensive package of materials prior to each board meeting that provides a comprehensive summary on each agenda item to be discussed. Similarly, the committee members also receive a comprehensive summary on each agenda item to be discussed by that particular committee. Informational communications and other written publications or reports of interest to the directors are also forwarded routinely.
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
Board performance assessment
The board and its committees, as well as the performance of the directors, are assessed on an annual basis. For 2022, the directors engaged in a performance assessment with the chairman, president and chief executive officer, which includes discussion and evaluation of the board and each committee’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discuss a summary of these assessment outcomes in the first quarter of each year.
Board and committee structure
Leadership structure
The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position. Through more than 39 years of experience with ExxonMobil and Imperial, the current chief executive officer possesses an in-depth knowledge of the evolving energy industry supply and demand fundamentals and the array of challenges to be faced by the company. The board believes that the extensive experience and other insights put the chief executive officer in the best position to provide broad leadership for the board as it considers strategy and exercises its fiduciary responsibilities. Further, the board has demonstrated its commitment and ability to provide independent oversight of management.
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

Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2022. The purposes of the executive sessions of the board include the following:
•raising substantive issues that are more appropriately discussed in the absence of management;
•discussing the need to communicate to the chairman of the board any matter of concern raised by any committee or director;
•addressing issues raised but not resolved at meetings of the board and assessing any follow-up needs with the chairman of the board;
•discussing the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties, and advising the chairman of the board of any changes required; and
•seeking feedback about board processes.

In camera sessions of the board committees
Various committees also regularly hold in camera sessions without management present. The audit committee regularly holds private sessions of the committee members as well as private meetings of the committee with each of the external auditor, the internal auditor and senior management as part of every regularly scheduled committee meeting.
Committee structure
The board has created five standing committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. M.R. Crocker is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. B.W. Corson is also a member of the community collaboration and engagement committee. In 2023, the name of the public policy and corporate responsibility committee was changed to the safety and sustainability committee.
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
The company’s risk management system includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. The system is implemented at multiple levels of the business through various policies, guidelines, processes and systems, including:
•energy outlook scenarios;
•strategic planning;
•risk management guidelines;
•code of ethics and standards of business conduct;
•delegation of authority guidelines;
•credit risk assessment guidelines;
•controls and operations integrity management systems;
•capital project management systems;
•IT risk management (including information technology, systems and cybersecurity);
•guidelines for the management and protection of information; and
•business continuity plans.
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
The safety and sustainability committee oversees the policies and practices that manage environment, health, safety and security risk. This includes reviews of compliance with legislation and the assessment of public policy impacts on corporate performance, health and safety systems and performance, and the risks, actions and disclosure associated with climate change and the energy transition. As part of this assessment, the committee reviews the company’s commitments to environmental sustainability priorities such as progressive reclamation, decommissioning and remediation, water conservation and use, air quality improvement, waste management and land use and biodiversity. Additionally, the committee and board provides oversight over the company's emission reduction goals, including the company's announcement in 2022 to reduce greenhouse gas emissions intensity (Scope 1, 2) for its operated oil sands facilities by 30 percent by 2030 relative to 2016 levels. As part of the company’s efforts to provide solutions that lower the greenhouse gas emissions intensity of its operations and to provide lower life-cycle emission products to its customers, Imperial has also implemented a company-wide goal to achieve net-zero emissions (Scope 1, 2) by 2050 in its operated assets through collaboration with government and other industry partners. The board of directors evaluates climate change risk in the context of overall enterprise risk, including other operational, strategic, and financial risks. Imperial's board is actively engaged and committed to overseeing the company's efforts as it pursues a strategy that is resilient to a wide range of potential pathways for society’s energy transition while continuing to grow shareholder value.
The COVID-19 pandemic and market conditions within the energy industry starting in 2020 has placed a significant emphasis on the board’s role in risk oversight. Throughout 2022, the board remained fully engaged on the company’s business and emergency response plans, health and safety protocols, market conditions and the company’s response to the gradual lessening of restrictions across Canada over the year.

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
The tables on the following pages provides additional oversight and other information about the board and its five standing committees:

Board of directors
The board of directors is responsible for the stewardship of the corporation. The stewardship process is carried out by the board directly or through one or more of the committees of the board. The formal mandate of the board can be found within the Board of Directors Charter in Appendix A of this circular. The board is satisfied that its activities over the year have fulfilled its mandate.

Directors	● B.W. Corson (chair)	● M.C. Hubbs
	● D.W. Cornhill	● J.M. Mintz
	● M.R. Crocker	● D.S. Sutherland
● K.T. Hoeg

Number of meetings
Eight meetings of the board of directors were held in 2022, which included one special meeting of the board. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2022.

Board highlights in 2022
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
●   Implemented various mechanisms for enhancing shareholder returns, such as increasing the dividend, renewing and accelerating the company’s normal course issuer bid program, and two substantial issuer bids.
●   Provided oversight in support of safety, environmental performance and sustainability.
●   Regularly discussed climate change policies, risks, opportunities and the company’s climate strategy, including the company’s founding partnership in the Oil Sands Pathways to Net Zero initiative.
●   Reviewed various stages of key projects such as Strathcona’s renewable diesel, Kearl in-pit tailings, Kearl autonomous haul vehicles and Cold Lake Grand Rapids Phase 1.
●   Approved the sale of the company's interest in XTO Energy Canada.
●   Conducted site visit to Sarnia including refinery, chemical plant and research centre.

Role in risk oversight
The company’s financial, execution and operational risk rests with management and the company is governed by well-established risk management systems. The board of directors are responsible for reviewing the company’s principal risks and overseeing the implementation of the appropriate systems to manage these risks. The board carefully considers these risks in evaluating the company’s strategic plans and specific proposals for capital expenditures and budget additions. It also approves and monitors compliance with the code of ethics and business conduct, and ensures that executive officers create a culture of integrity throughout the company. The board reviews the company’s information technology, systems and cybersecurity to ensure they adequately protect corporate information and assets. In 2022, the board’s role in risk oversight included the company’s continued response to the COVID-19 pandemic and adaptation to the gradual lessening of restrictions across Canada over the year.

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

Audit committee
The role of the audit committee includes selecting and overseeing the independent auditor, reviewing the scope and results of the audit conducted by the independent auditor, and assisting the board in overseeing the integrity of the company’s financial statements. In addition, the committee’s role includes overseeing the company’s compliance with legal and regulatory requirements and the quality and effectiveness of internal controls, approving any changes in accounting principles and practices, and reviewing the results of monitoring activity under the company’s business ethics compliance program. The formal mandate of the committee can be found within the Audit Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● K.T. Hoeg (chair)	● J.M. Mintz
	● M.C. Hubbs (vice-chair)	● D.S. Sutherland
● D.W. Cornhill

Number of meetings
Five meetings of the audit committee were held in 2022. The committee members met in camera without management present and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2022
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
●   Ensured the effectiveness of controls and procedures and integrity of financial statements was maintained.

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
Independence
The audit committee is composed entirely of independent directors. All members met board approved independence standards, as that term is defined in National Instrument 52-110 Audit Committees, the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC.

Executive resources committee
The executive resources committee is responsible for corporate policy on compensation and for specific decisions on the compensation of the chief executive officer and key senior executives and officers reporting directly to that position. In addition to compensation matters, the committee is also responsible for succession plans and appointments to senior executive and officer positions, including the chief executive officer. The formal mandate of the committee can be found within the Executive Resources Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● D.S. Sutherland (chair)	● K.T. Hoeg
	● D.W. Cornhill (vice-chair)	● M.C. Hubbs
	● M.R. Crocker	● J.M. Mintz
None of the members of the executive resources committee currently serves as a chief executive officer of another company.
Number of meetings	Seven meetings of the executive resources committee were held in 2022.
Committee highlights in 2022
●   Reviewed performance and approved compensation for CEO and other executive officers
●   Approved overall compensation budget and incentive program for the company
●   Approved changes to non-executive restricted stock unit program
●   Reviewed a number of workforce and organizational changes
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

Safety and sustainability committee
The role of the safety and sustainability committee is to review and monitor the company’s policies and practices in matters of the environment, health, safety, security and sustainability. The committee monitors the company’s compliance with legislative, regulatory and corporate standards in these areas, and reviews trends and current and emerging public policy. It also assesses the potential impacts of public policy on corporate performance.
The committee reviews safety and environmental performance, incidents and trends on a regular basis to ensure the company’s focus on the safety of its employees, contractors and stakeholders and on operating in an environmentally responsible manner. It also provides oversight over sustainability and climate risk, including regular reviews and assessment of sustainability performance and initiatives, as well as climate risk within the company’s risk management system and the strategies to address these risks. The formal mandate of the committee can be found within the Safety and Sustainability Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● J.M. Mintz (chair)	● M.R. Crocker
	● D.S. Sutherland (vice-chair)	● K.T. Hoeg
	● D.W. Cornhill	● M.C. Hubbs

Number of meetings	Four meetings of the safety and sustainability committee were held in 2022.
Committee highlights in 2022
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
●   Review of Imperial’s Advancing Climate Solutions and Sustainability Reports and related environmental, social and corporate governance disclosures and Imperial’s disclosure strategy and plans.

Role in risk oversight
The safety and sustainability committee reviews and monitors the company’s policies and practices in matters of environment, health, personnel and process safety and security, which policies and practices are intended to mitigate and manage risk in these areas. This includes specific reviews with respect to climate risk and the company’s strategies to address these risks. It also includes pandemic and emergency response and continuity planning, which is a significant focus of reviews and discussions in relation to the COVID-19 pandemic. The committee receives regular reports from management on these matters.

Independence	The members of the safety and sustainability committee are independent, with the exception of M.R. Crocker.

Nominations and corporate governance committee
The role of the nominations and corporate governance committee is to oversee issues of corporate governance as they apply to the company, including the overall performance of the board, review potential nominees for directorship and review the charters of the board and any of its committees. The formal mandate of the committee can be found within the Nominations and Corporate Governance Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● D.W. Cornhill (chair)	● K.T. Hoeg
	● J.M. Mintz (vice-chair)	● M.C. Hubbs
	● M.R. Crocker	● D.S. Sutherland

Number of meetings	Six meetings of the nominations and corporate governance committee were held in 2022.
Committee highlights in 2022
●   Approval of the statement of corporate governance practices.
●   Engagement in board and committee self-assessment.
●   Recommendation of director compensation and increase to share ownership requirements.
●  Continued oversight of director recruitment process.
●  Recommendation for special committees to consider certain matters.

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

Community collaboration and engagement committee
The role of the community collaboration and engagement committee is to oversee all of the company’s community investment activities, including charitable donations. The formal mandate of the committee can be found within the Community Collaboration and Engagement Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● M.C. Hubbs (chair)	● M.R. Crocker
	● K.T. Hoeg (vice-chair)	● J.M. Mintz
	● D.W. Cornhill	● D.S. Sutherland
● B.W. Corson

Number of meetings	One meeting of the community collaboration and engagement committee was held in 2022.
Committee highlights in 2022	● Imperial invested more than $17M in Canadian communities in 2021 as reported using the London Benchmark Group model – a global standard for measuring and reporting community investment.
● In 2022, Imperial paid more than $18M through community benefit agreements to Indigenous communities.
● Imperial surpassed $4 billion in spending with Indigenous business since 2008 and achieved its highest annual Indigenous business spent in 2022.

●   In response to growing stakeholder expectations to demonstrate ESG in action and related reporting standards, we further focused our social investment strategy and relationships to align with our sustainability pillars: climate, Reconciliation, inclusion and diversity, mental health and land conservation and water protection.

● Contributed $150K over three years to Quest Canada to support net-zero pathways for Indigenous communities in our operating areas.
● Donated $300,000 to KidSport to improve access to sport and drive positive mental health as part of our Fuel What Matters 3.0 campaign.
● Planted more than 25,000 trees in urban areas of Southern Ontario.
● Grew employee giving and volunteer matching ImpACT program – more than $550,000 given to nearly 850 charities and non-profits across Canada in 2022.
● Raised nearly $2.7M in United Way campaign from employee/annuitant and corporate donations.
Independence	The majority of the members of the community collaboration and engagement committee are independent (five out of seven) with the exception of B.W. Corson and M.R. Crocker.

Director compensation
Director compensation discussion and analysis

Directors’ compensation is intended to align the long-term financial interests of the directors with those of the shareholders.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The committee relied on an internally-led assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internally-led assessment included a review of industry survey data, with this data being provided by an independent external consultant. The internal assessment maintained the compensation design philosophy, objectives and principles, and was consistent with previous methodology used in this analysis.
Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 141.

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
Compensation details
Board retainer
The compensation of the nonemployee directors is assessed annually, and currently consists of a cash retainer for board membership and a grant of restricted stock units.
In 2021, the nominations and corporate governance committee reviewed and recommended a change to the annual grant of restricted stock units, increasing the grant from 3,000 to 3,300, with the annual retainer for board membership remaining at $110,000 per year. The board subsequently approved this recommendation. During 2022, the committee recommended and the board approved no changes to nonemployee director compensation.

The following table summarizes the compensation terms for the nonemployee directors in 2022:

Director compensation
Annual retainer terms: (a)
Cash retainer:
Board membership	$110,000 annually
Committee chair	None
Equity based compensation:
Restricted stock units	3,300 units
(50% vests on each of the 5th and 10th anniversary dates of the grant)
(a)The nonemployee directors may elect to take all or a portion of the cash retainer in the form of deferred share units. Nonemployee directors who are appointed to the board during any given year receive the full restricted stock unit grant and a prorated cash retainer based on the date of appointment.
In addition to compensation for board membership, the board determines the compensation for special committee membership when the committee is established. For the special committee established in September, 2021, the board approved a 2022 cash retainer of $15,000 for the chair and $10,000 for members. There was no cash retainer in connection with the special committee established in September, 2022.
Equity based compensation
Deferred share units
In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2022.

Director	Election for 2022 director’s fees in cash (%)	Election for 2022 director’s fees in deferred share units (%)
D.W. Cornhill	0	100
K.T. Hoeg	0	100
M.C. Hubbs	0	100
J.M. Mintz	50	50
D.S. Sutherland	0	100
The number of deferred share units granted to a nonemployee director is determined at the end of each calendar quarter for that year, according to the following calculation:
(i)the dollar amount of the nonemployee director’s fees for that calendar quarter that the director elected to receive as deferred share units;
divided by
(ii)the average of the closing price of the company’s shares on the Toronto Stock Exchange for the five consecutive trading days (“average closing price”) immediately prior to the last day of that calendar quarter.

Those deferred share units are granted effective the last day of that calendar quarter.

A nonemployee director is also granted additional deferred share units to represent dividends on unexercised deferred share units. These additional units are granted on the dividend payment dates for the company’s common shares, according to the following calculation:
(i)the cash dividend payable for a common share of the company divided by the average closing price immediately prior to the payment date for that dividend;
multiplied by
(ii)the number of unexercised deferred share units held by the nonemployee directors on the dividend record date.
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
The number of restricted stock units granted annually was increased in 2016 from 2,000 units to 2,600 units, in 2018 to 3,000 units, and in 2021 to 3,300 units. Up until 2015, the vesting period for restricted stock units was 50 percent vesting on the third anniversary of the grant date (received in cash) and the remaining 50 percent vesting on the seventh anniversary of the grant date (with an option to receive in cash or common shares). In 2016, in order to better align the long-term financial interests of the directors with those of the shareholders, the vesting period was increased such that 50 percent vests on the fifth anniversary of the grant date and the remaining 50 percent vests on the tenth anniversary of the grant date. For all the units to be vested, directors may elect to receive one common share for each unit or a cash payment for the units. The vesting periods are not accelerated upon separation or retirement from the board, except in the event of death.
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
(i)the cash dividend payable for a common share divided by the average closing price immediately prior to the payment date for that dividend;
multiplied by
(ii)the number of unvested restricted stock units held by the nonemployee directors on the dividend record date.
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2022.

Director (a)	Annual retainer for board membership and special committee ($) (b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compensation ($)
D.W. Cornhill	125,000	3,300	—	125,000	239,646	35,844	400,490
K.T. Hoeg	120,000	3,300	—	120,000	239,646	98,580	458,226
M.C. Hubbs	120,000	3,300	—	120,000	239,646	37,448	397,094
J.M. Mintz	120,000	3,300	55,000	65,000	239,646	91,213	450,859
D.S. Sutherland	120,000	3,300	—	120,000	239,646	87,492	447,138
(a)As directors employed by the company or Exxon Mobil Corporation in 2022, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors.
(b)D.W. Cornhill was chair of the special committees.
(c)“Total fees paid in cash” is the portion of the “Annual retainer for board membership and special committee” that the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 144.
(d)“Total value of deferred share units” is the portion of the “Annual retainer for board membership and special committee” that the director elected to receive as deferred share units, as set out in the previous table on page 141. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 144.
(e)The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, December 5, 2022 ($72.62).
(f)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2022, D.W. Cornhill received $18,330 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $17,514 in lieu of dividends on deferred share units. K.T. Hoeg received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $76,662 in lieu of dividends on deferred share units. M.C. Hubbs received $14,976 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $22,472 in lieu of dividends on deferred share units. J.M. Mintz received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $69,295 in lieu of dividends on deferred share units. D.S. Sutherland received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $65,574 in lieu of dividends on deferred share units.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2022 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)
D.W. Cornhill	—	364,646	—	—	—	35,844	400,490
K.T. Hoeg	—	359,646	—	—	—	98,580	458,226
M.C. Hubbs	—	359,646	—	—	—	37,448	397,094
J.M. Mintz	55,000	304,646	—	—	—	91,213	450,859
D.S. Sutherland	—	359,646	—	—	—	87,492	447,138
(a)As directors employed by the company or Exxon Mobil Corporation in 2022, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors.
(b)Represents all fees awarded, earned, paid or payable in cash for services as a director. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.
(c)Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership and special committee” that the director elected to receive as deferred share units as noted on page 141).
(d)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units and the value of additional deferred share units granted in lieu of dividends on unvested deferred share units. In 2022, D.W. Cornhill received $18,330 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $17,514 in lieu of dividends on deferred share units. K.T. Hoeg received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $76,662 in lieu of dividends on deferred share units. M.C. Hubbs received $14,976 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $22,472 in lieu of dividends on deferred share units. J.M. Mintz received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $69,295 in lieu of dividends on deferred share units. D.S. Sutherland received $21,918 in dividend equivalent payments on restricted stock units and additional deferred share units valued at $65,574 in lieu of dividends on deferred share units.

Five-year look back at total compensation paid to nonemployee directors
Year	Amount ($)
2018	1,500,739
2019	1,251,395
2020	1,073,527
2021	1,557,202
2022	2,153,807

Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2022 and does not include common shares owned by the director.

		Option-based awards			Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)
D.W. Cornhill	—	—	—	—	30,208	1,992,218
K.T. Hoeg	—	—	—	—	72,602	4,788,102
M.C. Hubbs	—	—	—	—	32,335	2,132,493
J.M. Mintz	—	—	—	—	66,945	4,415,023
D.S. Sutherland	—	—	—	—	64,894	4,279,759
(a)As directors employed by the company or Exxon Mobil Corporation in 2022, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors.
(b)Represents restricted stock units and deferred share units held as of December 31, 2022.
(c)Value is based on the closing price of the company’s shares on December 31, 2022 ($65.95).
Incentive plan awards for directors – Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2022.

Name (a)	Option-based awards –Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)
D.W. Cornhill	—	99,190	—
K.T. Hoeg	—	175,490	—
M.C. Hubbs	—	—	—
J.M. Mintz	—	175,490	—
D.S. Sutherland	—	175,490	—

(a)As directors employed by the company or Exxon Mobil Corporation in 2022, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors.
(b)Represents restricted stock units granted in 2015 and 2017, which vested in 2022. Value is based on the average of the weighted-average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date.

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
The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 335,484 shares which is more than three times the required guideline.

	Minimum share ownership requirement	Time to fulfill
Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment
Independent directors	16,500 shares	Within 5 years of initial appointment
The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 8, 2023, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 16, 2022 to February 8, 2023) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met
D.W. Cornhill	November 29, 2017	4,355	42,708	2,971,196	16,500	Yes
B.W. Corson	September 17, 2019	89,000	323,600	22,512,852	Five times base salary	Yes
K.T. Hoeg	May 1, 2008	4,241	72,602	5,050,921	16,500	Yes
M.C. Hubbs	July 26, 2018	5,652	32,335	2,249,546	16,500	Yes
J.M. Mintz	April 21, 2005	3,215	67,945	4,726,934	16,500	Yes
D.S. Sutherland	April 29, 2010	4,058	119,894	8,341,026	16,500	Yes
Total accumulated holdings (#) and value of directors’ holdings ($)			659,084	45,852,475

(a)The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 8, 2023 ($69.57).
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
Management provides the board of directors with a review of corporate ethics and conflicts of interest on an annual basis. The company’s internal auditors audit each business line’s compliance with the program and report to the audit committee. Directors, officers and employees review the company’s standards of business conduct (which includes the Code) on an annual basis, with independent directors and all employees being required to sign a declaration confirming that they have read and are familiar with the standards of business conduct. In addition, every four years a business practices review is conducted in which managers review the standards of business conduct with all employees in their respective work units.
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

The independent directors conduct executive sessions in the absence of members of management. These meetings are chaired by K.T. Hoeg, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2022.
The company’s delegation of authority guide provides that certain matters of the company are reviewed by functional contacts within ExxonMobil. The company’s employees are regularly reminded that they are expected to act in the best interests of the company, and are reminded of their obligation to identify any instances where the company’s general interest may not be consistent with ExxonMobil’s priorities. If such situations occur, employees are expected to escalate such issues with successive levels of the company’s management. Final resolution of any such issues is made by the company’s chairman, president and chief executive officer.
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
Board diversity
The company has a longstanding commitment to diversity amongst its directors. Imperial has had at least one woman on its board continuously since 1977, and 40 percent of the independent directors of the current board and nominees for election at the annual meeting are women.

The company does not have a formal written policy relating to the identification and nomination of directors who are women, Aboriginal peoples, persons with disabilities or members of visible minorities (the “designated groups”, as defined under the Canada Business Corporations Regulations, 2001), and has not adopted a target regarding members of the designated groups on its board. With the objective of fostering a diversity of expertise, viewpoint and competencies, the board charter provides that the nominations and corporate governance committee may consider a number of factors, including gender and membership in other designated groups, in assessing potential nominees.
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

The board considers diversity through the annual nomination process, board assessment and other discussions. The board and nominations and corporate governance committee also specifically consider diversity through targeted director recruitment processes. With three of the company’s current directors retiring in 2023, the board and nominations and corporate governance committee has been engaged in an extensive director recruitment process since 2021. Diversity and the composition of the board has been a key consideration throughout this process and the review of potential candidates, with the company instructing executive search firms to cultivate a diverse selection of potential nominees. The result of this process is the nomination of three new directors, S.R. Driscoll, J. Floren and G.J. Goldberg, bringing further experience and diverse perspectives to the board and maintaining 40 percent of the independent directors being women.

As of the date of this proxy circular, the number and percentage of directors and nominees who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	2 of 7 (board and nominees)	29
	2 of 5 (independent directors and nominees)	40
Aboriginal peoples	0 of 7	0
Persons with disabilities	0 of 7	0
Members of visible minorities	0 of 7	0
(a)Defined under the Employment Equity Act (Canada)
The above diversity disclosure relies on voluntary self-identification by directors and nominees, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company. The board nominee composition charts on page 119 show the diversity of our board nominees with respect to gender, experience and regional association, but do not reflect membership in other designated groups.
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
The company’s internal training programs emphasize the value of collaboration, appreciating differences and sustaining an inclusive work environment, keeping inclusion and diversity top-of-mind with all employees. Imperial also values external perspective and expertise. The company supports educational development and recruiting practices that facilitate the employment of Indigenous peoples, and in 2021 achieved Silver Certification in the Progressive Aboriginal Relations (PAR) program managed by the Canadian Council for Aboriginal Business. Imperial maintains a supportive work environment though a range of development and networking programs, including employee-led diversity networks that are focused on common interests. These programs are conducted in both virtual and in-person formats to reach a broad range of employees.
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

As of the date of this proxy circular, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	11 of 24	46
Aboriginal peoples	0 of 24	0
Persons with disabilities	0 of 24	0
Members of visible minorities	4 of 24	17
(a)Defined under the Employment Equity Act (Canada)
The above diversity disclosure relies on voluntary self-identification by executive officers, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company.
Shareholder engagement

Shareholder engagement strategy focuses on wide-ranging dialogue between shareholders and management.
The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. In response to COVID-19 and to ensure the health and safety of our employees, investors and shareholders, these meetings were held predominantly in a virtual format for the balance of 2021. In 2022, these shifted in large part, back to in-person engagements. Pertinent materials from these conferences and hosted events are available on the company’s website.
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

Communicating with the board
Shareholders, employees and others can contact the board directly by writing to:
Chair of the Board of Directors
c/o Corporate Secretary
Imperial Oil Limited
505 Quarry Park Blvd SE
Calgary, AB, Canada T2C 5N1

Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.
To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 8, 2023, owned beneficially, or exercised control or direction over, directly or indirectly, more than five percent of the outstanding common shares of the company is Exxon Mobil Corporation, 5959 Las Colinas Boulevard, Irving, Texas 75039-2298, which owns beneficially 406,569,870 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.
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

The company undertook a number of issuer bid transactions during 2022 that involved ExxonMobil. On June 29, 2021, the company implemented a 12-month “normal course” share purchase program, allowing the company to purchase up to five percent of its outstanding common shares as of June 15, 2021, or a maximum of 35,583,671 shares. The program ended on January 31, 2022 upon the company purchasing the maximum allowable number of shares, with 10,822,142 common shares purchased on the open market and a corresponding 24,761,529 common shares purchased from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent.

On May 6, 2022, the company commenced a substantial issuer bid that offered to purchase up to $2.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on June 15, 2022, with the company purchasing 32,467,532 common shares at a price of $77.00 per share, for an aggregate purchase of $2.5 billion and 4.9 percent of Imperial’s issued and outstanding shares (as of the close of business on May 2, 2022). This included 22,597,379 shares purchased from ExxonMobil by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

On June 29, 2022, a further normal course issuer bid was implemented, enabling the company to purchase up to five percent of its outstanding common shares as of June 15, 2022, or a maximum of 31,833,809 common shares. Purchases under the program were accelerated and the program ended on October 21, 2022 upon the company purchasing the maximum allowable number of shares, with 9,677,500 common shares purchased on the open market and a corresponding 22,156,309 common shares purchased from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent.

On November 4, 2022, the company commenced a second substantial issuer bid in 2022 which offered to purchase up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 14, 2022, with the company purchasing 20,689,655 common shares at a price of $72.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial’s issued and outstanding shares (as of the close of business on October 31, 2022). This included 14,399,985 shares purchased from ExxonMobil by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

The amounts of purchases and revenues by the company and its subsidiaries for other transactions in 2022 with ExxonMobil and its affiliates were $3,719 million and $17,042 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes.
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
As at December 31, 2022, the company had an outstanding loan of $3,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2025, cancellable if ExxonMobil provides at least 370 days advance written notice.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company at year end 2022 are listed below, all of whom remain in their positions as of February 8, 2023.

Bradley W. Corson, 61
Calgary, Alberta, Canada

Position held at the end of 2022 (date office held):
Chairman, president and chief executive officer
(2020 – Present)

Other positions in the past five years (position, date office held and status of employer):
President
(2019 – Present)

President, ExxonMobil Upstream Ventures
(2015 – 2019) (Affiliate)

Daniel E. Lyons, 60
Calgary, Alberta, Canada

Position held at the end of 2022 (date office held):
Senior vice-president, finance and administration, and controller
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president, downstream business services and downstream treasurer, Exxon Mobil Corporation
(2015 – 2018) (Affiliate)

Simon P. Younger, 47
Calgary, Alberta, Canada

Position held at the end of 2022 (date office held):
Senior vice-president, upstream
(2020 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president, production, upstream
(2019 – 2020)

Senior planning advisor, corporate strategic planning, upstream, Exxon Mobil Corporation
(2017 – 2019) (Affiliate)

Bruce A. Jolly, 55
Calgary, Alberta, Canada

Position held at the end of 2022 (date office held):
Assistant controller
(2019 – Present)

Other positions in the past five years (position, date office held and status of employer):
Upstream controller
(2018 – 2019)

Controller, United States upstream production, Exxon Mobil Corporation
(2016 – 2018) (Affiliate)

Jonathan R. Wetmore, 50
Calgary, Alberta, Canada

Position held at the end of 2022 (date office held):
Vice-president, downstream, chemicals and Western Canada fuels manager
(2022 – Present)

Other positions in the past five years (position, date office held and status of employer):
Vice-president, downstream and Western Canada fuels manager
(2018 – 2022)

Other executive officers of the company
In addition to the named executive officers listed on the previous page, the following individuals are executive officers of the company as of February 8, 2023.

Sherri L. Evers, 46
Position held (date office held):
Vice-president, commercial and corporate development
(2021 – Present)

Other positions in the past five years (position, date office held and status of employer):
Fuels manager, Central and Eastern Canada, fuels and lubricants
(2018 – 2020)

Calgary, Alberta, Canada

Kitty Lee, 46
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

Calgary, Alberta, Canada

Kristi L. Desjardins, 49
Calgary, Alberta, Canada
Position held (date office held):
Vice-president, human resources
(2020 – Present)

Other positions in the past five years (position, date office held and status of employer):
Human resources services manager, global human resources operations, Exxon Mobil Corporation
(2018 – 2020) (Affiliate)

Manager, human resources services
(2017 – 2018)

Constance D. Gemmell, 56
Calgary, Alberta, Canada
Position held (date office held):
Director, corporate tax
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
Manager, income tax planning and advice
(2013 – 2018)

Ian R. Laing, 49
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
The executive resources committee (“committee”) continues to support the design of Imperial's executive compensation program in that it achieves the goal of maximizing long-term shareholder value, while positioning the company for long-term success in a lower-emissions future.
Business Perspective
Imperial's business involves investments that create shareholder value over long periods of time, requiring executives to maintain a long-term view when making decisions across a broad range of business investments.

In 2022, Imperial delivered exceptional business results across a wide range of performance dimensions. The company has remained focused on delivering long-term shareholder value and laying the foundation for future success with strong financial and operating performance, and a demonstrated commitment to sustainability. For more information on the 2022 key business results see page 167.
Compensation Decisions
The committee exercises oversight of a compensation program that aligns executives' pay with the results of their decisions and the returns of our shareholders over the long term. The program design is aligned with the core elements of the majority shareholder's compensation program, and is designed to drive long-term accountability, reward the highest standard of performance, and promote retention.
The compensation discussion and analysis ("CD&A") section that follows describes the compensation program for the company's named executive officers and how the program supports the business goals of the company.
Key decisions approved by the committee, reflective of strong business results in 2022, are as follows:
•The committee granted base salary increases to named executive officers, consistent with the salary program for all executives.
•The 2022 bonus program awards were approved at higher levels than 2021, reflective of strong business performance.
•The committee granted restricted stock unit awards in keeping with program design, with the value of awards having increased year-over-year in line with increases in stock price.
The committee has reviewed and discussed the CD&A with management of the company and has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2023 annual meeting of shareholders and annual report of Form 10-K. On behalf of the committee, I encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.
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

The compensation program design aligns with the long-term sustainability of the business and supports key business strategies to maximize shareholder value:
Canadian business environment
•Large, accessible upstream resources;
•Mature, competitive downstream markets;
•Evolving environmental, fiscal, and energy policies impacting global competitiveness; and
•Market access limitations and uncertainties.
Business model
•Long-life, competitively advantaged assets;
•Disciplined investment and cost management;
•Value-chain integration and synergies;
•High-impact technologies and innovation; and
•Operational excellence and responsible growth.
Key business strategies
•Deliver industry-leading performance in safety, emissions reductions, environmental performance and reliability;
•Grow profitable production and sales volumes;
•Disciplined and long-term focus on improving the productivity of the company’s asset mix; and
•Best-in-class cost structure to support industry-leading returns on capital and cash flow.

Key elements of the compensation program
The key elements of the company’s compensation program align with the business model and support key business strategies.

Element	Base salary	Annual bonus	Restricted stock units
Percent of total direct compensation (a)	• 10 to 30 percent	•10 to 25 percent	•50 percent or more
Intent	• Provide competitive base pay	• Link pay to annual company earnings performance • Provide near-term performance payment	• Link pay to returns of long-term shareholders •Encourages long-term view through commodity price cycle
Key design features	•Increase determined by individual performance, experience, and pay grade •Ties directly to long-term benefits (pension & savings plans)	•Paid in year of grant •Bonus award pool reflective of business performance • Individual award determined by performance and pay grade • Full award subject to clawback
• Granted in the form of stock units
•CEO: 50 percent vests in 5 years from grant date; 50 percent in 10 years
•All other executives: 50 percent vests in 3 years from grant date; 50 percent in 7 years
• Long restriction periods coupled with performance considerations applied at grant
• Significant portion of pay at risk of forfeiture for an extended period of time

Pay at risk	• Fixed pay	•Variable pay at risk	•Variable pay at risk
(a)Total direct compensation includes salary, the annual bonus, and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.
The above programs are underpinned by our pension and savings plans which provides for financial security after employment.
Risk and governance
The company is governed by a comprehensive and well-established risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework. The company operates in an industry in which effective risk management is critical. The company’s risk management framework includes a process for identifying, prioritizing, measuring, and managing the principal risks across the company, as well as assessing the company’s response to these risks. For further discussion on the company’s risk management system and oversight, see “Risk oversight” within the “Statement of corporate governance practice” on page 130.
The company’s long-term orientation and compensation program design encourage the highest performance standards and discourage inappropriate risk taking. The compensation program design features described below are designed to incent effective management of current and future operating and financial risks associated with the company’s business, including risks related to climate change, in order to:

•protect the safety and security of our employees, the communities, and the environment in which we operate;
•manage risk and operate the business with effective business controls;
•create sustainable value for shareholders by increasing shareholder return, net income, and return on average capital employed*; while positioning the company for long-term success in a lower-emission future; and
•advance the long-term strategic direction of the company.

*non-GAAP financial measure – see Frequently used terms section on page 171 for definition.

The table below outlines the design features of our compensation programs that discourage inappropriate risk taking:

Design feature	Risk management
Common programs
•All executives employed by the company, including the named executive officers, participate in common programs (the same salary, incentive, and retirement programs). Similar compensation design features and allocation of awards within the programs discourage inappropriate risk taking. Compensation is differentiated based on individual performance assessment, experience and pay grade.
•All executives on assignment from an affiliate of the company, including the named executive officers on assignment from Exxon Mobil Corporation and Esso Australia Pty Ltd., also participate in common programs that are administered by Exxon Mobil Corporation or such affiliates. The named executive officers on assignment receive restricted stock units from Imperial.
•The executive resources committee ("committee") reviews and approves annual compensation recommendations for each named executive officer prior to implementation.

Executive stock ownership
•Long holding periods on restricted stock units (RSUs) results in executives maintaining significant stock ownership during employment and for 7 years into retirement, with a longer holding period for the chairman, president and chief executive officer up to 10 years into retirement.

Significant pay at risk	•Uniquely long restriction periods on RSUs substantially increase the percentage of career compensation at risk well into retirement. •Unvested RSUs cannot be used as collateral for any purpose.
Strong forfeiture provisions	•Unvested RSUs are at risk of forfeiture for resignation or detrimental activity, even if such detrimental activity occurs or is discovered after resignation or retirement.
Clawback policy
•The entire annual bonus is subject to recoupment (clawback) in the event of a material negative restatement of the company's reported financial or operating results. This reinforces the importance of the company's financial controls and compliance programs. Clawback provisions also apply if an executive resigns or engages in detrimental activity.

No guaranteed bonuses	•Bonus is subject to year-on-year changes in business performance; remains at risk •Demonstrated by bonus program suspension in 2020; no award granted.
No additional stock grants to balance losses in value
•The committee does not support a practice of offsetting a loss or gain in the value of prior restricted share units by the value of current year grants.
•Such a practice would minimize the risk/reward profile of stock-based awards and undermine the long-term view that executives are expected to adopt.

No accelerated vesting at retirement	•RSUs are not subject to acceleration, not even at retirement, except in the case of death. •Unvested RSUs cannot be used as collateral for any purpose.

For more details about the aforementioned compensation components, see the “Compensation program design” section.

Other supporting compensation and staffing practices
•The company's defined benefit pension plan and supplemental pension arrangements are highly dependent on executives remaining with the company for a career and performing at the highest levels until retirement. This dimension of total compensation encourages executives to take a long-term view when making business decisions and to focus on achieving sustainable growth for shareholders.
•The use of perquisites at the company is very limited, and mainly composed of financial planning for senior executives and the selective use of club memberships which are largely tied to building business relationships.
•Tax assistance is provided for employees on expatriate assignment. This assistance consists primarily of a tax equalization component designed to maintain the employees’ overall income tax burden at approximately the same level had they remained in their home country. The expatriate relocation program is broad-based and applies to all executive, management, professional and technical transferred employees.
•The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change of control or termination of employment.

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
•safety, health, and environmental performance;
•risk management;
•total shareholder return;
•net income;
•return on average capital employed*;
•cash flow from operations and asset sales*;
•operating performance of the upstream, downstream, and chemical businesses; and
•progress on advancing government relations and long-term strategic interests.

*non-GAAP financial measure – see Frequently used terms section on page 171 for definition.
The performance assessment program includes a comparative assessment of employee performance using a standard approach throughout the organization and at all levels. It is integrated with the compensation program, which results in significant pay differentiation based on performance. The performance assessment program is also integrated with the executive development process. Both have been in place for many years and are the basis for planning individual development and succession for management positions.
Succession planning
A long established program of management development and succession planning is in place to reinforce a career orientation and ensure continuity of leadership. The committee is responsible for approving specific succession plans for the position of chairman, president and chief executive officer, and key senior executive positions, including all officers of the company. It considers candidates for these positions from within the company and certain candidates from Exxon Mobil Corporation and its affiliates. This in-depth review of succession plans includes the consideration of various aspects of diversity as well as plans to address gaps, if any, for key executives. The company has a long-standing practice of reviewing with senior management the diversity of the organization with focus on women, Indigenous people, persons with disabilities, and visible minorities. These reviews include recruitment, attrition, training and development. For more information regarding executive officer diversity see page 149.
The chairman, president and chief executive officer also discusses the strengths, progress, and development needs of key succession candidates regularly. This provides the board an opportunity to confirm a pipeline of highly skilled and diverse talent exists to enable achievement of long-term strategic objectives. The committee makes recommendations to the board of directors for selection of all officers of the company, as well as other key senior executive positions reporting to the chairman, president and chief executive officer.

Compensation program design

The company’s compensation program is designed to reward performance, promote retention, and encourage long-term business decisions.
Approach to executive compensation
The decisions that the company’s executives make and the risks they manage play out over multi-year time horizons. Executives are required to carefully consider current and future risks, such as those related to climate change, and to make decisions across a broad range of business investments that generate sustainable shareholder value over the long term.

The company's executive compensation program design aligns executives' pay with the results of their decisions and shareholder returns over the long term. The program is designed to drive long-term accountability, reward the highest standard of performance, and promote retention.

Drive long-term accountability
The company's strategic objectives have been established to drive sustainable value while positioning the company for long-term success in a lower-emissions future. These objectives are translated into annual plan goals, which are reviewed and approved by the Board and provides the framework for the company's commitments.

Reward outstanding performance
Performance is foundational to the company's executive compensation program design. The extent to which executives achieve pre-established goals, assessed over near- and long-term horizons, is a key differentiating factor in executives' pay deliberations. Performance evaluation directly impacts level of base salary, bonus, and long-term incentive awards.
Promote retention
This long-term orientation also underpins how the company develops talent. It begins with recruiting exceptional people, and continues with individually planned experiences and training, which leads to broad development and a deep understanding of our business across the business cycle.
The compensation program is designed to attract and retain talent for a career through compensation that is market competitive, highly differentiated by individual performance, and with long restriction periods that promote retention. Career orientation among a dedicated and highly skilled workforce, combined with the highest performance standards, contributes to the company's leadership in the industry and serves the interests of shareholders in the long term. The average service of the named executive officers is 32 years which reflects this on-going career orientation strategy.
The company’s executive compensation program is composed of base salaries, as well as near-term cash bonus and long-term incentive compensation.
Base salary
Base salary represents 10 to 30 percent of total direct compensation, and is intended to provide competitive base pay. It also directly affects the level of retirement benefits.
The company’s overall salary program is determined by annual benchmarking. Individual salary increases are the result of individual performance, experience, and changes to pay grade, and reflects market analysis and competitiveness at the time of the decision.
2022 decisions
•For 2022, the executive resources committee ("committee") granted salary increases to named executive officers consistent with the salary program for all executives.

Annual bonus
The company’s annual bonus program represents 10 to 25 percent of total direct compensation, and is intended to link executive pay to annual company earnings performance. The bonus program is established annually by the committee based on earnings, and can be highly variable depending on these results.
In establishing the annual bonus program, the committee:
•considers input from the chairman, president and chief executive officer on performance of the company and from the company’s internal compensation advisors regarding compensation trends as obtained from external consultants;
•considers the linkage to the majority shareholder’s bonus program given the company’s working interest is included in Exxon Mobil Corporation earnings;
•considers annual net income of the company; and
•uses judgment to manage the overall size of the annual bonus program taking into consideration the cyclical nature and long-term orientation of the business.
2022 decisions
•2022 bonus program awards were approved at higher levels than 2021, reflective of strong business performance.
•This resulted in 53 executives receiving an annual bonus in 2022.
•The cost of the 2022 annual bonus program was $8.5 million versus $4.2 million in 2021 and $0 in 2020.
Starting in 2021, bonus awards are paid in full in the year of grant, rather than as a combination of cash and earnings bonus units, consistent with market practice and resulting in a stronger link to earnings performance and individual performance differentiation. While no earnings bonus units were granted in 2022, the company’s executives, including the named executive officers, had outstanding earnings bonus units that vested in 2022.
•Earnings bonus units are cash awards that are tied to future cumulative earnings per share.
•Earnings bonus units pay out when a specified level of cumulative earnings per share (or trigger) is achieved or in three years at a reduced level. The trigger is intentionally set at a level that is expected to be achieved within the three-year period and reinforces the company’s principle of sustained improvement in the company’s business performance and aligns the interests of executives with those of long-term shareholders; and
•If cumulative earnings per share do not reach the trigger within three years, the payment with respect to the earnings bonus units will be reduced to an amount equal to the number of units multiplied by the actual cumulative earnings per share over the three-year period. The amount of the award, once vested, will never exceed the original grant value. The delayed payout of the earnings bonus units puts part of the annual bonus at risk of forfeiture and thus reinforces the performance basis of the annual bonus grant.
Forfeiture and claw-back
The annual bonus, including earnings bonus units, are subject to forfeiture and claw-back if:
•An executive retires before normal retirement time.
•The company has indicated its intention not to forfeit outstanding awards of employees who retire at age 65. In other circumstances, where a recipient retires before age 65, the company may determine that awards shall not be forfeited.
•An executive’s employment with the company terminates (for any reason, whether at initiative of employee, the company or otherwise), with forfeiture and claw-back at the company's discretion.
•An executive, without the consent of the company, engages in any activity, during employment or after retirement or termination of employment, which is detrimental to the company, including working for a competitor; or
•There is a material negative restatement of the company’s reported financial or operating results. For executive officers of the company, some or all of any unvested earnings bonus units granted in the three years prior to the restatement are subject to forfeiture. In addition, any cash amounts received from bonus or earnings bonus units that were paid out up to five years prior to the restatement are subject to claw-back.

Restricted stock units

The vesting periods of the company’s long-term incentive program are greater than those in use by comparator companies.
Restricted stock units represent over 50 percent of total direct compensation, and are intended to link executive pay to the returns of long-term shareholders and encourage a long-term view through the commodity price cycle. Restricted stock units are granted to select employees of the company, select employees of a designated affiliate, and nonemployee directors of the company.

Employee group	Vesting On the anniversary of the date of grant
For the chairman, president and chief executive officer	50 percent in 5 years and 50 percent in 10 years
For all other executives	50 percent in 3 years and 50 percent in 7 years
The vesting periods, which are typically greater than those in use by other companies, reinforce the company’s focus on growing shareholder value over the long term by linking a large percentage of executive compensation and the shareholding net worth of executives to the value of the company’s stock. The long vesting periods ensure that a substantial portion of the compensation received by the chairman, president and chief executive officer, as well as other key senior executives, will be received after retirement. The value of this compensation is at risk in the event that their decisions prior to retirement negatively impact share market value after retirement, with the objective to hold senior executives accountable for many years into the future, and even into retirement, for investment and operating decisions made today. The design of our program removes employee discretion in the timing of exercising restricted stock units, reinforces retention objectives, and supports alignment with the long-term interests of shareholders.
The basis for the grant includes an annual assessment of individual performance including a review of business performance results as noted on page 167. The amount granted is intended to provide an incentive to promote individual contribution to the company’s performance and to retain employees. Grants may be adjusted periodically based on an assessment of the program’s competitive orientation. An individual’s grant amount may be reduced at time of grant, if recent performance is deemed to have changed significantly at that time. As a matter of principle, the company does not offset losses on prior grants with higher share awards in subsequent grants, nor does the company re-price restricted stock units. Restricted stock units are not included in pension calculations. Restricted stock units cannot be assigned.
The number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time or as issued in any one year.
The company’s directors and officers as a group hold approximately 16 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.05 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 345,250 common shares, which is about 0.06 percent of the outstanding common shares.
Consistent with the program documentation, the board of directors may amend the plan without shareholder approval for RSUs previously issued or to be issued in the future, unless the amendment is with respect to:
•increasing the shares served for issuance;
•increasing the vesting price;
•extending eligibility to participate in the plan to persons not included in the plan;
•extending the right of a grantee to transfer or assign RSUs; or
•adjusting the vesting date for any RSUs previously granted.

2022 decisions
•The committee granted awards in keeping with program design.
•The value of long-term awards increased year-over-year, in line with increases in stock price; changes in award grants for named executive officers reflect individual performance and/or change in pay grade.
•In 2022, 1,020 recipients, including 62 executives, were granted 867,640 restricted stock units.
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
Forfeiture and claw-back
Restricted stock units are subject to forfeiture and claw-back if:
•A recipient retires before normal retirement time.
•The company has indicated its intention not to forfeit restricted stock units of employees who retire at age 65. In other circumstances where a recipient retires before age 65, the company may determine that restricted stock units shall not be forfeited.
•A recipient’s employment with the company terminates (for any reason, whether at initiative of employee, the company or otherwise), with forfeiture and claw-back at the company's discretion.
•A recipient, without the consent of the company, engages in any activity, during employment or after retirement or termination of employment, which is detrimental to the company, including working for a competitor.
•With respect to executives, at any time prior to vesting of the outstanding awards.
•With respect to all other employees, for a period of up to three years after retirement or the termination of employment.
Vesting of restricted stock units
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

Amendments to the restricted stock unit plan
In 2016, the restricted stock unit plan was amended to update provisions regarding forfeiture of restricted stock units in the event of detrimental activity, extending the period from two years to the current periods noted above. Further, the amendments provided a new vesting option in addition to the existing vesting options previously described, such that the second 50 percent of the restricted stock units may vest on the tenth anniversary following the grant date.
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

As a result of an employee stock program expansion implemented in 2022, the restricted stock unit plan was amended to include an additional vesting schedule, in which some new non-executive participants will be eligible for awards granted that vest 100 percent after 3 years.
Retirement plans
The company's approach to talent development stems from the need to develop future leaders broadly and deeply given the complexity and long-term nature of the business. Retirement plans support the company's talent management approach and are designed to attract and retain talent for a career. Retirement plans include:

•A company savings plan that is attractive to new hires who can begin building an account balance immediately upon achieving eligibility; and
•Defined benefit plans, such as the company's pension plans, that help retain mid- and late-career employees until retirement eligibility. These are viewed as the primary vehicle for retirement planning.

Named executive officers participate in the same pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except for B.W. Corson, D.E. Lyons and S.P. Younger who participate in Exxon Mobil Corporation or respective affiliates’ pension plans.

Below are brief descriptions of the company's plans.

Plan	Description
Savings plan
•Employees with more than one year of service may contribute between 1 and 30 percent of normal earnings via payroll deductions.
•The company provides matching contributions up to 6% which vary depending on the amount of employee contributions and which defined benefit pension arrangement the employee participates
•Employee and company contributions can be allocated in any combination to a non-registered (tax-paid) account, or a registered (tax-deferred) group retirement savings plan (RRSP), subject to contribution limits under the Income Tax Act.

Registered pension plan
•The company provides a registered defined pension benefit when leaving the company if age, service, and other provisions under the plan are met.
•Pension is subject to income tax regulations that impose limits on the amounts that can be paid from a registered plan.
•The pension plan provides for pension benefits accrual only until December 1st in the year the employee reaches the age of 71.
•The company does not grant additional pension service credit.

Supplemental pension arrangement (SPA)
•SPA addresses any portions of the defined benefit that cannot be paid from the registered plan due to income tax regulations.
•For executive officers who receive an annual bonus, the company's SPA can also provide an annual benefit tied to annual bonus.
•SPA may be taken as a lump sum or an annuity.
•No SPA amounts are payable if an employee resigns or is terminated with cause before reaching retirement eligibility.

The estimated benefits that would be payable upon retirement to each named executive officer under the company’s pension plan and the supplemental pension arrangements can be found in the pension plan benefits table starting on page 177.

B.A. Jolly and J.R. Wetmore participate in the 1.6 percent provision of the company’s pension plan. Key features of this plan for these executives include:
•An annual benefit equal to 1.6 percent multiplied by final average earnings multiplied by years of service, with a partial offset for applicable government pension benefits. Final average earnings consists of base salary over the highest 36 consecutive months in the 10 years of service prior to retirement.
•An option to forego a portion of the company’s matching contributions to the savings plan in order to receive an additional 0.4 percent of final average earnings.

Key features of the SPA plan for the 1.6 percent provision of the pension plan include:
•Executive officers who receive an annual bonus, and meet the criteria of the SPA, can also receive an annual benefit of 1.6 percent of final average bonus earnings multiplied by years of service.
•Final average bonus earnings include the average bonus for the three highest grants of the last five bonus years awarded prior to retirement for eligible executives.
•Annual bonus could include the cash amounts that are paid at grant and the maximum settlement value of any earnings bonus units received, as described starting on page 162. The value of the earnings bonus units is expected to pay out, subject to forfeiture provisions, and are therefore included for supplemental pension arrangement purposes in the year of grant rather than the year of payment.

B.W. Corson, D.E. Lyons and S.P. Younger are not participants in the company’s pension plan, but are participants in the Exxon Mobil Corporation or respective affiliates’ pension and savings plans:
•Mr. Corson and Mr. Lyons participate in the Exxon Mobil Pension Plan (EMPP). Under this plan, the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement. They are also eligible for the ExxonMobil Supplemental Pension Plan (SPP) for pension benefits that cannot be paid from the EMPP due to IRS limitations. The ExxonMobil Additional Payment Plan (APP) provides a pension based on the average annual bonus for the three highest grants of the last five awarded prior to retirement. The SPP and APP are paid as a lump sum.
•Mr. Younger participates in the Esso Australia Pty Ltd. defined benefit plan. Under this plan, the pension is payable in Australian dollars and is calculated based on final average base salary over the highest 12 consecutive months in the 10 years of service prior to retirement.

Compensation decision making process and considerations for named executive officers
Benchmarking
In addition to the assessment of business and individual performance, the executive resources committee ("committee") relies on market comparisons to a group of major Canadian companies.
Comparator companies
The following criteria are used to select comparator companies:
•Canadian companies or Canadian affiliates;
•large operating scope and complexity;
•capital intensive; and
•proven sustainability over time.
List of comparator companies:
•Energy: Canadian Natural Resources Limited, Cenovus Energy Inc., CNOOC International, ConocoPhillips Canada, Crescent Point Energy, Enbridge Inc., Gibson Energy, Irving Oil Ltd., MEG Energy, NOVA Chemicals Corporation, Nutrien Ltd., Ovintiv Inc., Parkland Corporation, Repsol Oil & Gas Canada Inc., Shell Canada Limited, Suncor Energy Inc., TC Energy Corporation, Valero Energy
•Non-energy: BCE Inc., Canadian Pacific Railway Limited, Canadian Tire Corporation, Limited, General Electric Canada, IBM Canada Ltd., Proctor & Gamble Inc., Royal Bank of Canada, Teck Resources

The company is a national employer drawing from a wide range of disciplines. Compensation trends based on survey data are prepared annually by an independent external consultant with additional analysis and recommendation provided by the company’s internal compensation advisors. Rather than targeting a specific percentile, the committee applies well-informed judgment, using a broader and more flexible orientation, generally a range around the median of the comparator energy companies’ compensation. This approach applies to salaries and the annual incentive program that includes annual bonus and restricted stock units, which are also considered in relation to the majority shareholder program.
This overall approach provides the company with the ability to:
•better respond to changing business conditions;
•manage salaries based on a career orientation;
•minimize potential for automatic increasing of salaries, which could occur with an inflexible and narrow target among benchmarked companies; and
•differentiate executives’ salaries based on performance and experience levels.
The elements of Exxon Mobil Corporation and respective affiliates’ compensation programs for B.W. Corson, D.E. Lyons and S.P. Younger, including salary, annual bonus and restricted stock units (long-term) compensation considerations, are generally similar to those of the company.
Business performance results for consideration
The operating and financial performance results listed below and the company’s continued maintenance of sound business controls and a strong corporate governance environment formed the basis for the salary and incentive award decisions made by the committee in 2022. The committee considered the results over multiple years, relative to the company’s proven business model and strategies, to deliver long-term shareholder value.

2022 key business results

In 2022, Imperial delivered exceptional business results across a wide range of performance dimensions.

•Delivered strong safety performance and effective enterprise risk management.
•Recognized as one of Canada’s top employers by Mediacorp Canada Inc. for the third consecutive year.
•Demonstrated clear commitment to sustainability:
◦Published Imperial’s Advancing Climate Solutions and Corporate Sustainability Reports.
◦Established the company's goal to reduce emissions intensity at its operated oil sands by 30% by 2030 compared with 2016 levels.
◦Progressed Pathways initiatives including technical design studies, field environmental studies and securing pore space for the Alliance to continue exploratory work to safely and permanently store CO2.
◦Entered into two of Imperial’s largest ever contracts with Indigenous-owned companies to provide large-scale earthwork, land reclamation and mining support at our Kearl asset.
◦Continued deployment of boiler flue gas emissions reduction technology at Kearl, starting up 1 additional boiler unit, and fully funding remaining additional units.
◦Entered into a strategic collaboration with E3 Lithium to advance a lithium extraction pilot in Alberta.
◦Signed agreement with Atura Power to study the potential for green hydrogen production in Nanticoke, Ontario.
◦Entered long-term contract with Air Products to supply low-carbon hydrogen for Imperial’s planned renewable diesel complex near Edmonton, Alberta.
◦Entered into a unique collaboration with FLO that will support Canada’s net-zero emissions goals by expanding FLO’s charging network for electric vehicles.
◦Progressed startup of world scale battery technology at Sarnia to optimize electricity consumption.
◦Continued to progress a feasibility study for advanced plastic recycling at our Sarnia site.
•Strong financial performance:
◦Record operating performance allowed Imperial to take advantage of high commodity prices to realize record earnings and cash flow from operating activities for the year.
◦Achieved net income of $7,340 million.
◦Generated robust cash flow from operating activities of $10.5 billion and free cash flow1 of about $9.9 billion, driven by portfolio optimization and disciplined capital spending.

◦Increased quarterly dividend declared to $0.34 per share in the first quarter, and to $0.44 per share in the fourth quarter of 2022, increasing the annual dividend paid for the 28th consecutive year. The quarterly dividend of $0.44 per share represents a 63% increase year over year.
◦Record shareholder returns of over $7.2 billion; including dividends of over $0.8 billion and share repurchases of about $6.4 billion under two substantial issuer bids of $2.5 billion and $1.5 billion respectively, and the accelerated completion of the company's normal course issuer bid.
◦Reduced outstanding debt by $1 billion, further enhanced by the company's industry leading balance sheet and improved financial flexibility.
•Strong Upstream operational performance:
◦Produced 416,000 gross oil-equivalent barrels per day of full-year upstream production; driven by strong operations and a continued focus on low capital high return investments.
◦Kearl’s second half production was the highest in the asset’s history, bringing full-year production to 242,000 gross oil-equivalent barrels per day.
◦Achieved best-ever single-day production at Kearl of 360,000 gross oil-equivalent barrels per day on December 29, 2022, and matched best-ever quarterly production in the fourth quarter.
◦Produced 144,000 gross oil-equivalent barrels per day of full-year production at Cold Lake, the highest full-year production since 2018, which was driven by higher reliability and production enhancement initiatives including field optimizations and drilling.
◦Progressed construction of the Cold Lake Grand Rapids expansion project and accelerated phase 1 start-up to year-end 2023.
◦Syncrude produced 77,000 gross oil-equivalent barrels per day (Imperial’s share) of full-year production, the highest annual production in its history, supported by the interconnect pipeline.
◦Optimized and focused portfolio by completing, together with ExxonMobil Canada, the sale of XTO Energy Canada for total cash consideration of approximately $1.9 billion ($0.9 billion Imperial’s share).
•Strong Downstream and Chemical operational performance:
◦Achieved highest full-year capacity utilization in company history, increasing refinery capacity utilization by 9 percent to 98 percent with monthly crude throughput records achieved at all three refineries.
◦Achieved highest ever distillate production as a percentage of our total refining crude capacity.
◦Completed the Sarnia Products Pipeline project increasing capacity, improving reliability of supply, lowering logistics costs, and increasing sales in the high-value Toronto market.
◦Continued to progress plans to construct a world-class renewable diesel complex at Strathcona refinery, with a final investment decision announced in January, 2023.
◦Reliable operational performance supported Chemicals net income of $204 million.

1non-GAAP financial measure – see Frequently used terms section on page 171 for definition.

Performance assessment considerations
The company's business results form the context in which the committee assesses the individual performance of each senior executive. Annually, the chairman, president, and chief executive officer reviews the performance of the senior executives with the committee. Performance is evaluated based on accomplishments versus plan goals and objectives, with performance results informing level of pay, including salary, bonus, and long-term incentive awards.
The same long-term key business strategies noted on page 157 and the company’s business performance results are key elements in the assessment of the chairman, president, and chief executive officer’s performance by the executive resources committee.
In addition to the formal annual evaluation, the performance of all named executive officers is assessed by the board of directors throughout the year during specific business reviews and board committee meetings that provide information on strategy development, operating and financial results, safety, health, and environmental results, business controls, and other areas pertinent to the general performance of the company.
The committee does not use quantitative targets or formulae to assess individual executive performance or determine compensation. The committee does not assign weights to the factors considered. Formula-based performance assessments and compensation typically require emphasis on two or three business metrics. For the company to be an industry leader and effectively manage the technical complexity and integrated scope of its operations, senior executives must advance multiple strategies and objectives in parallel, versus emphasizing one or two at the expense of others that require equal attention.
Senior executives and officers are expected to perform at the highest level or they are replaced. If it is determined that another executive is ready and would make a stronger contribution than one of the current incumbents, a replacement plan is implemented.
2022 chief executive officer compensation assessment
B.W. Corson was appointed to the board and as president of the company on September 17, 2019 and assumed the additional roles of chairman and chief executive officer on January 1, 2020. Mr. Corson worked for Exxon Mobil Corporation and its predecessor companies since 1983. His level of salary in 2022 was determined by the committee based on his individual performance and to align with that of his peers in ExxonMobil. For 2022, the committee approved an increase of $31,000 U.S. to $804,000 U.S. For 2023, the committee approved a salary increase of $80,000 U.S. to $884,000 U.S. effective January 1, 2023.
Mr. Corson’s 2022 annual bonus was based on his performance as assessed by the committee. His long-term incentive award was granted in the form of Imperial restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Corson’s shareholding net worth to the performance of the company. As such, the realized value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on company performance at time of future vesting. During these vesting periods, the awards are subject to risk of forfeiture based on detrimental activity even after retirement.
The committee has determined that the total compensation of Mr. Corson was appropriate based on the company’s financial and operating performance, and its assessment of his effectiveness in leading the organization relative to the business performance measures outlined on page 160. Taking all factors into consideration, the committee’s decisions on compensation of the chief executive officer reflect judgment, rather than the application of formulae or targets.

Pay awarded to other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2022 incentive awards and salary adjustments align with:
•performance of the company;
•individual performance;
•long-term strategic plan of the business; and
•annual compensation of comparator companies.
Taking all factors into consideration, the committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 172.
Independent consultant
In fulfilling its responsibilities during 2022, the committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives. The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees of the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president and chief executive officer or other senior executives.

Performance graph
The following graph shows changes over the past 5 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 39 oil and gas companies including integrated oil companies, oil and gas producers, and oil and gas service companies.
The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.
During the past 5 years, the company’s cumulative total shareholder return was 92 percent, for an average annual return of 14 percent. Total direct compensation for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders. Total direct compensation includes salary, the annual bonus grant, and the grant date fair value of the restricted stock unit award which is equal to the price of the company’s common shares on the date of grant.

Five-Year Cumulative Total Returns
(Value of $100 Invested on December 31, 2017)

200
175
150
125
100
75
50
25
0
IMPERIAL OIL
S&P/TSX COMP INDEX
S&P/TSX COMPOSITE ENERGY INDEX

	Dec 31 '17	Dec 31 '18	Dec 31 '19	Dec 31 '20	Dec 31 '21	Dec 31 '22
IMPERIAL OIL	$100	$90	$91	$67	$130	$192
S&P/TSX COMP INDEX	$100	$91	$112	$118	$148	$139
S&P/TSX COMPOSITE ENERGY INDEX	$100	$82	$99	$73	$109	$142

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

•Cash flow from operating activities and asset sales is a non-GAAP financial measure that is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the consolidated statement of cash flows.
•Return on average capital employed is a non-GAAP financial measure that is a measure of capital productivity, and equals net income excluding the after-tax cost of financing divided by total average capital employed. Capital employed is property, plant and equipment, and other assets, less liabilities, excluding both short-term and long-term debt, plus the company’s share of equity company debt.
•Free cash flow is a non-GAAP financial measure that is cash flows from operating activities less additions to property, plant and equipment and equity company investments plus proceeds from asset sales. The most directly comparable financial measure that is disclosed in the financial statements is cash flows from (used in) operating activities within the company’s consolidated statement of cash flows. This measure is used to evaluate cash available for financing activities (including but not limited to dividends and share purchases) after investment in the business.

Reconciliation of free cash flow

millions of Canadian dollars	2022
From the Consolidated statement of cash flows
Cash flows from (used in) operating activities	10,482
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(1,526)
Proceeds from asset sales	904
Additional investments	(6)
Loans to equity companies - net	10
Free cash flow	9,864

Executive compensation tables and narratives
Summary compensation table
The following table shows the compensation for the chairman and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as of the end of 2022.
The information in the Summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards and earnings bonus unit payments, long-term incentive compensation and certain other compensation. Amounts in the table pertain to the named executive officers’ respective periods of assignment with the company.

Name and principal position at the end of 2022	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long-term incentive plans (f)
B.W. Corson (a) Chairman, president and chief executive officer (since September 17, 2019)	2022	1,046,245	6,463,180	—	2,223,922	727,427	4,905,567	1,975,182	17,341,523
	2021	968,956	3,447,056	—	956,421	0	1,200,091	2,178,025	8,750,549
	2020	996,734	1,897,132	—	—	0	(340,046)	1,945,980	4,499,800
D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2022	688,388	1,917,168	—	890,089	298,642	1,850,528	1,798,933	7,443,748
	2021	646,806	1,163,712	—	439,979	0	463,757	784,104	3,498,358
	2020	689,307	553,128	—	—	0	(207,474)	1,516,702	2,551,663
S.P. Younger (a) Senior vice-president, upstream (since July 1, 2019)	2022	574,345	1,597,640	—	565,155	170,133	346,566	709,862	3,963,701
	2021	545,996	714,096	—	250,449	0	81,762	415,505	2,007,808
	2020	527,126	393,012	—	—	0	(299,441)	555,097	1,175,794
B.A. Jolly Assistant controller (since August 1, 2019)	2022	472,500	1,234,540	—	469,657	140,448	1,306,400	118,315	3,741,860
	2021	450,000	749,360	—	237,332	0	268,900	91,487	1,797,079
	2020	444,500	393,012	—	—	0	23,300	76,767	937,579
J.R. Wetmore Vice-president, downstream, chemicals and Western Canada fuels manager (since June 1, 2022)	2022	453,700	958,584	—	311,755	93,370	449,200	80,057	2,346,666
	2021	432,100	581,856	—	157,555	0	56,200	59,028	1,286,739
	2020	427,100	320,232	—	—	0	87,500	50,885	885,717

Footnotes to the Summary compensation table for named executive officers
(a)The compensation for B.W. Corson, D.E. Lyons, and S.P. Younger is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates’ employee benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.
(b)The amounts listed in the “Salary” column for each named executive officer on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger) are paid in their local currency, but disclosed in Canadian dollars. Mr. Corson’s and Mr. Lyons’ salaries are paid in U.S. dollars and were converted to Canadian dollars at the average 2022 exchange rate of 1.3013. In 2021 and 2020, the average exchange rate was 1.2535 and 1.3415 respectively. Mr. Younger’s salary is paid in Australian dollars and was converted to Canadian dollars at the average 2022 exchange rate 0.9032. In 2021 and 2020, the average exchange rate was 0.9421 and 0.9247.
(c)The grant date fair value equals the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant. The closing price of the company’s shares on the grant date in 2022 was $72.62, which is the same as the accounting fair value for the restricted stock units on the date of grant. The closing price of the company’s shares on the grant date in 2021 was $44.08 and in 2020 was $24.26, which is the same as the accounting fair value for the restricted stock units on the date of grant. The company chose this method of valuation as it believes it results in the most accurate representation of fair value.
(d)The company has not granted stock options since 2002. The stock option plan expired in 2012.
(e)The amounts listed in the “Annual incentive plans” column for each named executive officer represent their cash bonus. In 2021 and 2022, the bonus award was paid in full as a cash bonus in the year of grant rather than a combination of cash and earnings bonus units. In 2020, the company suspended the annual cash bonus program, and therefore no cash payment was made. B.W. Corson, D.E. Lyons, and S.P. Younger participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan, and is paid in U.S. dollars, but disclosed in Canadian dollars. In 2021 and 2022, Exxon Mobil Corporation’s bonus award was also paid in full as a cash bonus in the year of grant rather than a combination of cash and earnings bonus units. In 2020, Exxon Mobil Corporation’s annual bonus program was also suspended. For amounts paid in 2022 and 2021 in U.S. dollars, they were converted to Canadian dollars at the average exchange rate of 1.3013 and 1.2535 respectively.
(f)The amounts listed in the “Long-term incentive plans” column represent earnings bonus units related to prior year grants that paid out in year. In 2020 and 2021, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made. B.W. Corson, D.E. Lyons, and S.P. Younger participate in Exxon Mobil Corporation’s program, which is similar to the company’s program, and is paid in U.S. dollars, but disclosed in Canadian dollars. Under the Exxon Mobil Corporation’s program, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made in 2020 and 2021. For amounts paid in 2022 in U.S. dollars, they were converted to Canadian dollars at the average exchange rate of 1.3013.
(g)“Pension value” is the “Compensatory change” in pensions as of December 31, 2022 as set out in the “Pension plan benefits” table on page 177.
(h)The amounts listed in the “All other compensation” column include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs, parking and the cost of perquisites including financial planning and business club memberships, as well as security costs and costs associated with participation in Exxon Mobil Corporation’s executive life insurance benefit plan, as applicable.
•In 2022, B.W. Corson received $33,039 of senior executive life insurance premiums, $14,185 for financial planning services, and $3,372 for club membership. For all other named executive officers, the aggregate value of perquisites received in 2022 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.
•It is noted that in 2022, the actual dividend equivalent payments on the company restricted stock units were $281,520 for B.W. Corson, $96,084 for D.E. Lyons, $37,422 for S.P. Younger, $87,023 for B.A. Jolly, and $72,578 for J.R. Wetmore. The dividend equivalent payments on Exxon Mobil Corporation’s restricted stock were $406,526 for Mr. Corson, $66,522 for Mr. Lyons and $91,930 for Mr. Younger; these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2022 exchange rate of 1.3013.
•For the named executive officers on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.
(i)“Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”.

Outstanding share-based awards and option-based awards for named executive officers
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2022.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
B.W. Corson (a)	—	—	—	—	323,600	21,341,420	—
D.E. Lyons (b)	—	—	—	—	94,800	6,252,060	—
S.P. Younger (c)	—	—	—	—	54,400	3,587,680	—
B.A. Jolly	—	—	—	—	73,800	4,867,110	—
J.R. Wetmore	—	—	—	—	60,400	3,983,380	—
(a)B.W. Corson was granted restricted stock units from 2019 to 2022 under the company’s plan. With respect to previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Corson held 73,850 Exxon Mobil Corporation restricted stock whose value on December 31, 2022 was $11,032,475 based on a closing price for Exxon Mobil Corporation shares on December 31, 2022 of $110.30 U.S., which was converted to Canadian dollars at the December 31, 2022 close rate of 1.3544 provided by the Bank of Canada.
(b)D.E. Lyons was granted restricted stock units from 2018 to 2022 under the company’s plan. With respect to previous years, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons held 9,600 Exxon Mobil Corporation restricted stock whose value on December 31, 2022 was $1,434,147 based on a closing price for Exxon Mobil Corporation shares on December 31, 2022 of $110.30 U.S., which was converted to Canadian dollars at the December 31, 2022 close rate of 1.3544 provided by the Bank of Canada.
(c)S.P. Younger was granted restricted stock units from 2020 to 2022 under the company’s plan. With respect to previous years, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Younger held 13,600 Exxon Mobil Corporation restricted stock whose value on December 31, 2022 was $2,031,708 based on a closing price for Exxon Mobil Corporation shares on December 31, 2022 of $110.30 U.S., which was converted to Canadian dollars at the December 31, 2022 close rate of 1.3544 provided by the Bank of Canada.
(d)Represents the total of the outstanding restricted stock units received from the company plan in 2015 through 2022. The value is based on the closing price of the company’s shares on December 31, 2022 of $65.95.

Incentive plan awards for named executive officers – Value vested or earned during the year
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)
B.W. Corson (a)	—	—	—
D.E. Lyons (b)	—	732,480	—
S.P. Younger (c)	—	—	—
B.A. Jolly	—	900,340	610,105
J.R. Wetmore	—	740,110	405,125
(a)Although B.W. Corson received restricted stock units under the company’s plan from 2019 to 2022, these restricted stock units have not vested. In previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2022, restrictions were removed on 14,150 Exxon Mobil Corporation restricted stock having a value of $2,040,020 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date that the restrictions lapsed. B.W. Corson participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2022, B.W. Corson received $2,223,922 with respect to the annual cash bonus. B.W. Corson also received $727,427 for earnings bonus units granted in 2018 and 2019. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2022 exchange rate of 1.3013.
(b)Prior to 2018, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2022, restrictions were removed on 4,800 Exxon Mobil Corporation restricted stock having a value of $706,887 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date that the restrictions lapsed. D.E. Lyons participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2022, D.E. Lyons received $890,089 with respect to the annual cash bonus. D.E. Lyons also received $298,642 for earnings bonus units granted 2018 and 2019. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2022 exchange rate of 1.3013.
(c)Although S.P. Younger received restricted stock units under the company’s plan from 2020 to 2022, these restricted stock units have not vested. In previous years, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2022, restrictions were removed on 6,300 Exxon Mobil Corporation restricted stock having a value of $930,991 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date that the restrictions lapsed. S.P. Younger participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2022, S.P. Younger received $565,155 with respect to the annual cash bonus. S.P. Younger also received $170,133 for earnings bonus units granted in 2018 and 2019. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2022 exchange rate of 1.3013.
(d)These values show restricted stock units granted by the company that vested in 2022. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For D.E. Lyons, the values represent restricted stock units granted in 2019. For B.A. Jolly and J.R. Wetmore, the values represent restricted stock units granted in 2015 and 2019, which vested in 2022.
(e)This column represents amounts paid by the company with respect to the annual cash bonus and earnings bonus units granted in prior years that paid out in the current year. In 2022, the company granted an annual cash bonus and the maximum settlement value (trigger) or cumulative earnings per share was achieved for earnings bonus units granted in 2018 and 2019.

Equity compensation plan information
The following table provides information on the common shares of the company that may be issued as of the end of 2022 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	—	—	—
Equity compensation plans not approved by security holders (b)	1,762,425	—	8,705,612
Total	1,762,425	—	8,705,612
(a)The company’s stock option plan expired in 2012.
(b)This is a restricted stock unit plan, which is described starting on page 163.
(c)The Number of securities to be issued represents the total number of restricted stock units issued since 2012 and still outstanding (4,036,355) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,273,930). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (6,431,682) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,273,930).
Restricted stock units as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2022.

	Maximum number of restricted stock units issuable under the plan (b)	Total number of restricted stock units awarded and outstanding	Total number of restricted stock units available for grant
Number (#)	10,468,037	4,036,355	6,431,682
Percent of outstanding common shares (%) (a)	1.79	0.69	1.10
(a)As of December 31, 2022, the number of common shares outstanding was 584,152,718.
(b)The maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2021 (10,468,037) minus the common shares issued in 2022 pursuant to the vesting of restricted stock units under the plan (0 common shares).

Annual burn rate
The following table provides the annual burn rate associated with the restricted stock unit plan for each of the company’s three most recent fiscal years. The annual burn rate is the number of restricted stock units granted as a percentage of the weighted-average number of outstanding shares of the company, which provides a measure of how quickly a company is using its available shares for incentive purposes.

	Number of restricted stock units granted under the plan (#) (a)	Weighted-average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2022	884,140	640,160,028	0.14
2021	680,720	711,602,150	0.10
2020	747,040	735,285,422	0.10
(a)The number of restricted stock units granted under the plan in the applicable fiscal year.
(b)The weighted-average number of securities outstanding during the period is the number of securities outstanding at the beginning of the period, adjusted by the number of securities bought back or issued during the period multiplied by a time-weighting factor.
(c)The annual burn rate percent is calculated as the number of restricted stock units granted under the plan divided by the weighted-average number of securities outstanding.

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

Name	Number of years credited service (as of December 31, 2022) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
B.W. Corson	—	—	—	—	—	—	—
D.E. Lyons	—	—	—	—	—	—	—
S.P. Younger (g)	—	—	—	—	—	—	—
B.A. Jolly	31.5	310,500	409,400	5,747,500	1,306,400	(1,189,400)	5,864,500
J.R. Wetmore	28.5	269,500	426,100	5,036,900	449,200	(1,511,600)	3,974,500

Footnotes to the Pension plan benefits table for named executive officers
(a)B.W. Corson and D.E. Lyons participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified and non-qualified plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2022 exchange rate of 1.3013. Under this plan, Mr. Corson had 39.5 years of credited service and Mr. Lyons had 32.5 years of credited service. S.P. Younger participates in the Esso Australia Pty Ltd. defined benefit and defined contribution pension plans. Benefits under these plans are payable in Australian dollars and have been converted to Canadian dollars at the average 2022 exchange rate of 0.9032. Under these plans, Mr. Younger had 25.8 years of credited service.
(b)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans. For B.W. Corson this value was $1,451,751. For D.E. Lyons this value was $624,804. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the Esso Australia Pty Ltd.defined benefit plan, benefits are payable as lump-sum equivalent or annual lifetime pension upon retirement for participants age 55 and older. For S.P Younger, this is not applicable as his age is under 55 years, and therefore he is not currently entitled to pension if leaving service.
(c)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2022. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2022. For B.W. Corson, this value was $1,594,323. For D.E. Lyons, this value was $717,072. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the Esso Australia Pty. Ltd. defined benefit plan, benefits are payable as an annual lifetime pension or a lump-sum equivalent upon retirement or a combination of both, as elected by the participant upon leaving service. For S.P. Younger, the annual lifetime pension that would be earned to age 65, assuming final average earnings as of December 31, 2022 was $375,224.
(d)For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. Generally Accepted Accounting Principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plan respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For B.W. Corson, the opening value was $16,009,185 and the closing value was $16,672,819. For D.E. Lyons the opening value was $7,460,087 the closing value was $7,313,921. For S.P. Younger, the opening value was $2,981,299 and the closing value was $2,592,841.
(e)The value for “Compensatory change” includes service cost for 2022 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2022 and the actual salary and bonus received in 2022. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plans, these values are calculated using the individual’s additional pensionable service in 2022 and earnings as described previously. For B.W. Corson, this value was $4,905,567. For D.E. Lyons, this value was $1,850,528. For S.P. Younger, this value was $349,752.
(f)The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company’s pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2022 increased to 5.1 percent, from 3.0 percent at the end of 2021, which had a negative impact on the non-compensatory change element. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd., the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. For the Exxon Mobil Corporation’s plan, this includes the effect of interest based on a discount rate of 5.6 percent at the end of 2022, up from 3.0 percent at the end of 2021. For the Esso Australia Pty Ltd. Plan, this includes the effect of interest based on a discount rate of 6.2 percent at the end of 2022, up from 3.0 percent at the end of 2021. For B.W. Corson, this value was $(4,241,933). For D.E. Lyons, this value was $(1,996,694). For S.P. Younger, this value was ($738,210).
(g)S.P. Younger participates in the Esso Australia Pty Ltd. defined contribution plan. Contribution limits under this plan have been reached. The “Accumulated value at start of year” was $45,903, the “Compensatory value” was ($3,186) reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end” was $42,717.

Appendix A – Board of director and committee charters

Board of Directors Charter
The structure, process and responsibilities of the board of directors of the corporation shall include the following items and matters:
1.Responsibility
The directors shall be responsible for the stewardship of the corporation.
2.Duty of care
The directors, in exercising their powers and discharging their duties, shall:
(a)act honestly and in good faith with a view to the best interests of the corporation; and
(b)exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.
3.Stewardship process
In order to carry out their responsibility for stewardship within their duty of care, the directors shall, directly or through one or more committees of directors,
(a)contribute to the formulation of and approve strategic plans on at least an annual basis;
(b)identify the principal risks of the corporation’s business where identifiable and oversee the implementation of appropriate systems to manage such risks;
(c)oversee succession planning for senior management, including the appointing, training and monitoring thereof;
(d)approve the corporate disclosure guidelines and monitor the external communications of the corporation;
(e)monitor the integrity of the corporation’s internal control and management information systems;
(f)monitor the integrity of the corporation’s information technology and systems to ensure the security and integrity of the corporation’s electronic information, systems and assets;
(g)consider management’s recommendations regarding major corporation decisions and actions, which have significant societal implications;
(h)monitor compliance with major corporate policies;
(i)charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;
(j)monitor the performance of the chief executive officer;
(k)satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;
(l)annually review and approve the corporation’s code of ethics and business conduct;
(m)monitor compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer’s directors or executive officers should be granted by the board only;
(n)determine appropriate measures are in place for receiving feedback from stakeholders;

(o)by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, safety and sustainability and community collaboration and engagement committees of the board with specific duties defined and the corporation provide each board committee with sufficient funds to discharge its responsibilities in accordance with its charter;
(p)determine membership of each committee, including its chair and vice-chair, after receiving the recommendation of the nominations and corporate governance committee;
(q)direct the distribution to the board by management of information that will enhance their familiarity with the corporation’s activities and the environment in which it operates, as set out in section 5;
(r)review the corporation’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof;
(s)review the mandates of the board and of the committees and their effectiveness at least annually; and
(t)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
4.Range of items to be considered by the board
The following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:
Organization/legal
•fixing of the number of directors
•director appointments to fill interim vacancies
•director slate for election by the shareholders
•officer appointments
•board governance processes
•by-laws and administrative resolutions
•changes in fundamental structure of the corporation
•shareholder meeting notice and materials
•non-employee director compensation
•policies adopted by the board
•investigations and litigation of a material nature
Financial
•equity or debt financing
•dividend declarations
•financial statements and the related management discussion and analysis, annual and quarterly
•status of the corporation’s retirement plan and employee savings plan
Strategic/investment/operating plans/performance
•near-term and long-range outlooks
•capital, lease, loan and contributions budgets annually
•budget additions over $250 million individually
•quarterly updates of actual and projected capital expenditures
•capital expenditures or dispositions in excess of $250 million individually
•entering into any venture that is outside of the corporation’s existing businesses
•financial and operating results quarterly
•Canadian and world economic outlooks
•regional socio-economic reviews
•corporate reputation reviews
•risk management reviews
•environment and sustainability reviews
•personnel and process safety systems and performance reviews
•information technology, systems and cybersecurity

In addition to the items which are specific to the categories identified above, the chief executive officer shall refer to the board for information or decision all other items of corporate significance; and any member of the board may request a review of any such item. Items to be referred to the committees of the board are specified in their respective charters.
5.Information to be received by the board
Material shall be distributed to directors through the office of the corporate secretary. Corporate policies, board calendars, contact information and other company processes, are updated on the board portal site and accessible to all directors.
Material under the following general headings, including the specific items listed below and only other similar items, shall be distributed to directors on a regular basis:
Organization/legal
•articles of incorporation, by-laws and administrative resolutions
•corporate policies
•corporate data
•board and management processes
•financial and operating report
•organization outline
Social/political/economic environment
•public issues updates
•economic outlook
•external communications packages
•information technology, systems and cybersecurity updates
Major announcements
•press releases
•speeches by management
•organization changes
Communications to shareholders
Other significant submissions, studies and reports
6.Meetings of the board
(a)The board normally holds seven (7) regular meetings per year. Additional meetings may be scheduled as required to consider the range of items charged for consideration by the board.
(b)An agenda for each board meeting and briefing materials will, to the extent practicable in light of the timing of matters that require board attention, be distributed to each director approximately five to seven days prior to each meeting. The chairman, in consultation with the chair of the executive sessions will normally set the agenda for board meetings. Any director may request the inclusion of specific items.
(c)It is expected that each director will make every effort to attend each board meeting and each meeting of any committee on which he or she serves. Attendance in person is preferred but attendance by teleconference is permitted if necessary.
(d)Each director should be familiar with the agenda for each meeting, have carefully reviewed all other materials distributed in advance of the meeting, and be prepared to participate meaningfully in the meeting, and to discuss all scheduled items of business.
(e)The proceedings and deliberations of the board and its committees are confidential. Each director will maintain the confidentiality of information received in connection with his or her service as a director, and the chief executive officer, or those whom he or she has designated, will speak for the corporation.

7.Independent directors
(a)The board shall be composed of a majority of independent directors. The board may also include one or more directors who are not independent, but who, as officers of the majority shareholder, may be viewed as independent of the company’s management.
(b)In respect of each director to be appointed to fill a vacancy and each director to be nominated for election or re-election by the shareholders, the board shall make an express determination as to whether he or she is an independent director and, for a director who may become a member of the audit committee, whether he or she is an audit committee financial expert or financially literate.
(c)The term “independent”, shall have the meaning as set out in applicable law, including on the basis of the standards specified by National Instrument 52-110 Audit Committees, the US. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC.
(d)Independent directors will have full access to senior management of the corporation and other employees on request to discuss the business and affairs of the corporation. The board expects that there will be regular opportunities for directors to meet with the chief executive officer, and other members of management in board and committee meetings and in other formal or informal settings.
(e)Compensation for independent directors will be determined by the board on the recommendation of the nominations and corporate governance committee and will be reviewed annually. Non-employee director compensation will be set at a level that is consistent with market practice, taking into account the size and scope of the corporation’s business and the responsibilities of its directors. A substantial portion of the compensation paid to independent directors for service on the board will be paid in restricted stock units of the corporation.
8.Independent legal or other advice
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
9.Meetings of the independent directors in the absence of members of management
(a)Meetings of the independent directors (“executive sessions of the board”) shall be held in conjunction with all board meetings including unscheduled telephonic board meetings. Additional executive sessions may be convened by the chair or the executive sessions at his or her discretion and will be convened if requested by any other director. Any independent director may raise issues for discussion at an executive session.
(b)The chair of the executive sessions of the board shall be chosen by the independent directors.
(c)The chair of the executive sessions of the board, or in the chair’s absence an independent director chosen by the independent directors, shall
(i)preside at executive sessions of the board;
(ii)ensure that meetings of the independent directors are held in accordance with this charter;
(iii)review, and modify if necessary the agenda of the meetings of the board in advance to ensure that the board may successfully carry out its duties; and
(iv)act as a liaison with the chairman, including providing feedback from the executive sessions to the chairman, provided that each director will also be afforded direct and complete access to the chairman at any time as such director deems necessary or appropriate.

(d)The purposes of the executive sessions of the board shall include the following:
(i)to raise substantive issues that are more appropriately discussed in the absence of management;
(ii)to discuss the need to communicate to the chairman of the board any matter of concern raised by any committee or any director;
(iii)to address issues raised but not resolved at meetings of the board and assess any follow-up needs with the chairman of the board;
(iv)to discuss the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to effectively and responsibly perform their duties, and advise the chairman of the board of any changes required; and
(v)to seek feedback about board processes.
10.Selection and tenure of directors
The nominations and corporate governance committee shall recommend to the board a slate of director candidates for election at each annual meeting of shareholders and shall recommend to the board directors to fill vacancies, including vacancies created as a result of any increase of the size of the board.
The guidelines for selection and tenure of directors shall be as follows:

(a)Selection
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
Work Experience
•Experience in leadership of businesses or other large organizations (Leadership of large organizations)
•Operations/technical experience (Operations / technical)
•Project management experience (Project management)
•Experience in working in a global work environment (Global experience)
•Experience in development of business strategy (Strategy development)
•Experience with environmental, health, community relations and/or safety policy, practices and management (Environment and sustainability)
Other Expertise
•Audit committee financial expert
•Expertise in financial matters (Financial expertise)
•Expertise in managing relations with government (Government relations)
•Expertise in information technology and cybersecurity oversight (Information technology / Cybersecurity oversight)
•Expertise in executive compensation policies and practices (Executive compensation)
•Expertise in oversight of risk management policies and practices (Risk management)
In addition, the nominations and corporate governance committee may consider the following additional factors:
•possessing expertise in any of the following areas: law, science, marketing, administration, social/political environment or community and civic affairs;
•individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
•providing diversity in age, regional association, gender and other diversity elements (including Aboriginal peoples, persons with disabilities and members of visible minorities).

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
A candidate may be nominated for directorship after consideration has been given as to his or her degree of compatibility with the following criteria, i.e., as to whether he or she:
•will not adversely affect the requirements with respect to citizenship and residency for the directors imposed by the Canada Business Corporations Act;
•will not adversely affect the corporation’s status as a foreign private issuer under U.S. securities legislation;
•possesses the ability to contribute to the broad range of issues with which the directors and any one or all of the committees of directors must deal;
•will serve on the boards of other public companies only to the extent that such services do not detract from the director’s ability to devote the necessary time and attention as a director;
•is able to devote the necessary amount of time to prepare for and attend all meetings of the directors and committees of directors, and to keep abreast of significant corporate developments;
•is free of any present or apparent potential legal impediment or conflict of interest, such as:
◦serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;
◦serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;
◦serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;
•is expected to remain qualified to serve for a minimum of five years;
•will not, at the time that he or she stands for election or appointment, have attained the age of 72;
•if an independent director, is, or will become within a period of five years of becoming a director, the beneficial owner, directly or indirectly, of not less than 16,500 common shares, deferred share units or restricted stock units of the corporation.
(b)Tenure
(i) Re-nomination
An incumbent director shall be supported for re-nomination as long as he or she:
•does not suffer from any disability that would prevent the effective discharge of his or her responsibilities as a director;
•makes a positive contribution to the effective performance of the directors;
•regularly attends directors’ and committee meetings;
•has not made a change with respect to principal position or thrust of involvement or regional association that would significantly detract from his or her value as a director of the corporation;

•is not otherwise, to a significant degree, incompatible with the criteria established for use in the selection process;
•in a situation where it is known that a director will become incompatible with the criteria established for use in the selection process within a three-month period of election, such as retirement from principal position at age 65, this information would be included in the management proxy circular, and where possible, information regarding the proposed replacement would also be included;
•will not, at the time that he or she stands for re-election, have attained the age of 72; however, under exceptional circumstances, at the request of the chairman, the nominations and corporate governance committee may continue to support the nomination.
(ii) Resignation
An incumbent director will resign in the event that he or she:
•experiences a change in circumstances such as a change in his or her principal occupation, including an officer of the corporation ceasing to hold that position, but not merely a change in geographic location;
•displays a change in the exercise of his or her powers and in the discharge of duties that, in the opinion of at least 75 percent of the directors, is incompatible with the duty of care of a director as defined in the Canada Business Corporations Act;
•has made a change in citizenship or residency that will adversely affect the requirements for directors with respect to those areas imposed by the Canada Business Corporations Act;
•has made a change in citizenship or residency that adversely affects the corporation’s status as a foreign private issuer under U.S. securities legislation;
•develops a conflict of interest, such as
◦assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;
◦assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;
◦assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;
◦becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.
11.Director Orientation and Continuing Education
(a)Orientation
New non-employee directors will receive a comprehensive orientation from appropriate executives regarding the corporation’s business and affairs.
(b)Continuing Education
Reviews of aspects of the corporation’s operations will be presented by appropriate employees from time to time as part of the agenda of regular board meetings. The board will also normally conduct an on-site visit to a location other than the corporation’s headquarters in conjunction with one or more regular board meetings every year.

12.Chairman and chief executive officer
The board currently believes that it is appropriate and efficient for the corporation’s chief executive officer to also act as chairman of the board. However, the board retains the authority to separate those functions if it deems such action appropriate in the future.
(a)Position description
The chairman and chief executive officer shall:
•plan and organize all activities of the board of directors;
•ensure that the board receives sufficient, timely information on all material aspects of the corporation’s operations and financial affairs;
•chair annual and special meetings of the shareholders;
•conduct the general management and direction of the business and affairs of the corporation;
•recommend to the board of directors a strategic plan for the corporation’s business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;
•develop and implement operational policies to guide the corporation within the limits prescribed by the corporation’s by-laws and the directions adopted by the board of directors;
•identify, for review with the board of directors, the principal risks of the corporation’s business, where identifiable, and develop appropriate systems to manage such risks;
•under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;
•ensure compliance with the corporation’s code of ethics and business conduct so as to foster a culture of integrity throughout the company; and
•ensure effective internal controls and management information systems are in place.
(b)Minimum shareholding requirements
The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter
1.Purpose of the Committee
The primary purpose of the audit committee (the “committee”) is oversight. The committee shall assist the board of directors (the “board”) in fulfilling its responsibility to oversee:
•management’s conduct of the corporation’s financial reporting process,
•the integrity of the financial statements and other financial information provided by the corporation to Canadian securities regulators, the United States Securities and Exchange Commission (the “SEC”) and the public,
•the corporation’s system of internal accounting and financial controls,
•the corporation’s compliance with legal and regulatory requirements,
•the performance of the corporation’s internal audit function,
•the independent auditors’ qualifications, performance, and independence, and
•the annual independent audit of the corporation’s financial statements.
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
2.Committee Membership
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
3.Committee Structure and Operation
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

The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:
(a)preside at committee meetings;
(b)ensure that meetings of the committee are held in accordance with this charter; and
(c)review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.
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
4.Committee Activities
The following shall be the common recurring activities of the committee in carrying out its purposes. These activities are set forth as a guide with the understanding that the committee may diverge from this guide as appropriate given the circumstances.
The committee shall:
(a)recommend the external auditors to be appointed by the shareholders, review and recommend their remuneration to the board, approve advances on such remuneration, which shall be paid by the corporation, and oversee their work, including the resolution of disagreements between management and the external auditor regarding financial reporting.
(b)approve the proposed current year audit program of the external auditors and assess the results of the program after the end of the program period.
(c)approve in advance any non-audit services that are permitted by applicable law to be performed by the external auditors after considering the effect of such services on their independence.
(d)receive from the external auditors a formal written statement delineating all relationships between the external auditor and the corporation consistent with Independence Standards Board Standard 1, and shall actively engage in a dialogue with the external auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the external auditor and shall recommend that the board take any appropriate action to oversee the independence of the external auditor.
(e)maintain hiring policies for employees and former employees of the independent auditors.
(f)establish procedures for the receipt, retention and treatment of complaints received by the corporation regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by employees of the corporation of concerns regarding questionable accounting or auditing matters.
(g)approve the proposed current year audit program of the internal auditors and assess the results of the program after the end of each quarter.
(h)review the adequacy of the corporation’s system of internal controls and auditing procedures.
(i)review the accounting and financial reporting processes of the corporation.

(j)approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.
(k)review the quarterly news release of financial and operating results, the annual and quarterly financial statements of the corporation, any accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such news release and financial statements by the board of directors.
(l)review the results of the corporation’s business ethics compliance program.
(m)review annually a summary of senior management expense accounts.
(n)evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.
(o)require attendances at its meetings by members of management, as the committee may direct.
(p)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
6.Resources and Authority of the Committee
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

Safety and Sustainability Committee Charter
1.Purpose of the Committee
The primary purpose of the safety and sustainability committee (the ‘committee’) is to review and provide advice, as the committee deems appropriate, regarding the corporation’s policies, programs and practices on public issues of significance including their effects on safety, security, health and the environment. This includes environmental, health, personnel and process safety, security and sustainability risks and performance, including the risks associated with climate change. It also includes compliance with legislation and the assessment of long term impacts of public policy, climate change and sustainable business practices on corporate performance.

2.Committee Membership
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
3.Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.

The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:
(a)preside at committee meetings;
(b)ensure that meetings of the committee are held in accordance with this charter; and
(c)review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.
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
4.Committee Activities
The following shall be the common recurring activities of the committee in carrying out its purpose. These activities are set forth as a guide with the understanding that the committee may diverge from this guide as appropriate given the circumstances.
The committee shall:
(a)review and monitor the effectiveness of the corporation’s policies, programs and practices on environment, health, safety, security and sustainability, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and make such recommendations to the board with respect thereto as it may deem advisable.
(b)monitor the corporation’s compliance with legislative, regulatory and corporation standards for environmental, health, safety, security and sustainability practices and matters, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and advise the directors on the results and adequacy thereof.
(c)monitor trends and review current and emerging public policy issues relating to matters of significance to the corporation, including environment, health, safety, security and sustainability issues and the impact, risks and disclosure associated with climate change and greenhouse gas emissions, as they may impact the corporation’s operations.
(d)review the impact of proposed legislation relating to matters of significance to the corporation, including the impact of the environment, health, safety and security on the operations of the corporation and to advise the directors and management as to the appropriate response of the corporation thereto.
(e)recommend to the directors and management desirable policies and actions arising from its review and monitoring activity.
(f)require attendances at its meetings by members of management, as the committee may direct.
(g)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.

6.Resources and Authority of the Committee
The committee has the authority to retain such outside advisors, including legal counsel or other experts, as it deems appropriate, and to approve the fees and expenses of such advisors.

Executive Resources Committee Charter
1.Purpose of the Committee
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
2.Committee Membership
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
3.Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.
The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:
(a)preside at committee meetings;
(b)ensure that meetings of the committee are held in accordance with this charter; and
(c)review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.

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
4.Committee Activities
The following shall be the common recurring activities of the committee in carrying out its purposes. These activities are set forth as a guide with the understanding that the committee may diverge from this guide as appropriate given the circumstances.

The committee shall:
(a)review and approve the corporate goals and objectives relevant to the compensation of the CEO.
(b)review data on competitive compensation practices and review and evaluate policies and programs through which the corporation compensates its employees.
(c)at least annually evaluate the CEO’s performance as measured against the goals and objectives outlined above.
(d)approve salaries and other compensation (including supplemental compensation such as cash bonuses and incentive bonus units, long-term incentive compensation such as restricted stock units, and any other payments for service), for the CEO and other key senior executive management positions reporting directly to the CEO, including all officers of the corporation.
(e)at least annually review succession planning and development strategies for the CEO and key senior executive management positions reporting directly to the CEO, including all officers of the corporation.
(f)review the executive development system to ensure that it foresees the corporation’s senior management requirements and provides for early identification and development of key resources.
(g)review and approve an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.
(h)make recommendations to the board with respect to incentive compensation plans and equity-based plans.
(i)review proposed terms of any new incentive program and any major amendment of an existing program, and make such recommendations to the board with respect thereto as it may deem advisable.
(j)review and report on risks arising from the corporation’s compensation policies and practices for employees as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.
(k)consider factors that could affect the independence or represent a conflict of interest on the part of any compensation consultant, independent legal counsel, or other adviser the committee may retain and report thereon as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.
(l)require attendances at its meetings by members of management, as the committee may direct.
(m)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
6.Resources and Authority of the Committee
The committee and, with the approval of the committee, any member, may engage independent counsel, compensation consultants or other advisors at the expense of the corporation. The committee shall be directly responsible for the appointment, compensation and oversight of the work of any independent legal counsel, compensation consultant or other advisor retained by the committee. The committee may select outside legal counsel, a compensation consultant or other advisor (an “Advisor”) to the committee only after taking into consideration all factors relevant to the Advisor’s independence from management, including the following:
•the provision of other services to the corporation by the person that employs the Advisor;
•the amount of fees received from the corporation by the person that employs the Advisor as a percentage of such that person’s total revenue;
•the policies and procedures of the person that employs the Advisor that are designed to prevent conflicts of interest;

•any business or personal relationship of the Advisor with a member of the committee;
•any stock of the corporation owned by the Advisor; and
•any business or personal relationship of the Advisor or the person employing the Advisor with an executive officer of the corporation.

Nominations and Corporate Governance Committee Charter
1.Purpose of the Committee
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
2.Committee Membership
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

3.Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.
The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:
(a)preside at committee meetings;
(b)ensure that meetings of the committee are held in accordance with this charter; and
(c)review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.
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

4.Committee Activities
The following shall be the common recurring activities of the committee in carrying out its purpose. These activities are set forth as a guide with the understanding that the committee may diverge from this guide as appropriate given the circumstances.
The committee shall:
(a)oversee issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, and the board’s relationship with management, and report to the board on such matters.
(b)oversee the annual assessment of the effectiveness and contribution of the board, its committees and each individual director.
(c)make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.
(d)review and recommend to the board of directors any modifications to the charters of the board or any of its committees.
(e)review qualifications of existing directors and individuals suggested as potential candidates for director of the corporation, including candidates suggested by shareholders, and consider for nomination any of such individuals who are deemed qualified pursuant to the provisions of the board charter.
(f)recommend to the board the nominees to be proposed by the board for election as directors of the corporation at the annual meeting of shareholders.
(g)recommend to the board candidates for election as directors of the corporation to fill open seats on the board between annual meetings, including vacancies created by an increase in the authorized number of directors.
(h)consider resignations tendered by directors in the event of a change of circumstance as described in section 10(b)(ii) of the board charter.
(i)review the remuneration of independent directors and make such recommendations to the board with respect thereto as it may deem advisable.
(j)review present plans, programs or arrangements, and any proposed terms of any new plans, programs or arrangements, for the benefit of independent directors, and make such recommendations to the board with respect thereto as it may deem advisable.
(k)review and recommend to the board guidelines to be adopted relating to tenure of independent directors.
(l)provide recommendations to the board concerning committee structure of the board, committee operations, committee member qualifications, and committee member appointment.
(m)review any allegation that an executive officer or director may have violated the corporation’s Standards of Business Conduct and report its findings to the board and the general auditor.
(n)require attendances at its meetings by members of management, as the committee may direct.
(o)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
6.Resources and Authority of the Committee
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
1.Purpose of the Committee
The primary purpose of the community collaboration and engagement committee (the ‘committee’) is to review and provide advice on the corporation’s guidelines, procedures and performance supporting public awareness and consultation efforts, government, community and Indigenous relations, and community partnership and investment programs.
2.Committee Membership
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
3.Committee Structure and Operation
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
The chair, or in that person’s absence, the vice-chair or in the vice-chair’s absence, an alternate designated by the committee, shall:
(a)preside at committee meetings;
(b)ensure that meetings of the committee are held in accordance with this charter; and
(c)review, and modify if necessary the agenda of the meetings of this committee in advance to ensure that the committee may effectively carry out its duties.
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

4.Committee Activities
The following shall be the common recurring activities of the committee in carrying out its purpose. These activities are set forth as a guide with the understanding that the committee may diverge from this guide as appropriate given the circumstances.
The committee shall:
(a)review and monitor the effectiveness of the corporation’s programs and practices supporting public awareness and consultation activities.
(b)monitor trends and review current and emerging issues related to government, stakeholder and Indigenous relations.
(c)review and provide advice on the corporation’s overall community investment strategies and programs, which consists of:
(i)charitable contributions;
(ii)local community contributions by business units on community-serving projects that also benefit the corporation, which are charitable in nature;
(iii)funding for public policy groups;
(iv)university research awards;
(v)sponsorships whose primary purpose is to promote community support and corporate recognition; and
(vi)expenditures required under socio-economic agreements to support the development of mutually-beneficial long-term relationships.
(d)approve all grants or contributions for charitable contributions and local community contributions; as described in section 4(c)(i) above, in excess of $300,000.
(e)require attendances at its meetings by members of management, as the committee may direct.
(f)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
6.Resources and Authority of the Committee
The committee has the authority to retain such outside advisors, including legal counsel or other experts, as it deems appropriate, and to approve the fees and expenses of such advisors.