Form 10-Q
period 2023-03-31
IMPERIAL OIL LTD
filed 2023-05-02
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The number of common shares outstanding, as of March 31, 2023 was 584,152,718.

IMPERIAL OIL LIMITED

In this report all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2022. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2023	2022
Revenues and other income
Revenues (a)	12,057	12,657
Investment and other income (note 3)	64	29
Total revenues and other income	12,121	12,686

Expenses
Exploration	1	2
Purchases of crude oil and products (b)	7,478	8,350
Production and manufacturing (c)	1,756	1,659
Selling and general (c)	186	225
Federal excise tax and fuel charge	529	479
Depreciation and depletion	490	426
Non-service pension and postretirement benefit	20	4
Financing (d) (note 5)	16	7
Total expenses	10,476	11,152

Income (loss) before income taxes	1,645	1,534

Income taxes	397	361

Net income (loss)	1,248	1,173

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.14	1.75
Net income (loss) per common share - diluted (note 9)	2.13	1.75
(a) Amounts from related parties included in revenues.	3,136	3,959
(b) Amounts to related parties included in purchases of crude oil and products.	1,078	650
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	135	118
(d) Amounts to related parties included in financing, (note 5).	39	4

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2023	2022
Net income (loss)	1,248	1,173

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	21	24

Amortization of postretirement benefits liability adjustment included in net benefit costs	10	21
Total other comprehensive income (loss)	31	45

Comprehensive income (loss)	1,279	1,218

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at Mar 31 2023	As at Dec 31 2022
Assets
Current assets
Cash and cash equivalents	2,243	3,749
Accounts receivable - net (a)	4,283	4,719
Inventories of crude oil and products	1,757	1,514
Materials, supplies and prepaid expenses	989	754
Total current assets	9,272	10,736
Investments and long-term receivables (b)	995	893
Property, plant and equipment,	54,991	54,568
less accumulated depreciation and depletion	(24,549)	(24,062)
Property, plant and equipment, net	30,442	30,506
Goodwill	166	166
Other assets, including intangibles - net	1,240	1,223
Total assets	42,115	43,524

Liabilities
Current liabilities
Notes and loans payable	122	122
Accounts payable and accrued liabilities (a) (note 7)	5,930	6,194
Income taxes payable	505	2,582
Total current liabilities	6,557	8,898
Long-term debt (c) (note 6)	4,027	4,033
Other long-term obligations (note 7)	3,409	3,467
Deferred income tax liabilities	4,687	4,713
Total liabilities	18,680	21,111

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,079	1,079
Earnings reinvested	22,837	21,846
Accumulated other comprehensive income (loss) (note 10)	(481)	(512)
Total shareholders’ equity	23,435	22,413

Total liabilities and shareholders’ equity	42,115	43,524
(a) Accounts receivable - net included net amounts receivable from related parties of $908 million (2022 - $1,108 million).
(b) Investments and long-term receivables included amounts from related parties of $287 million (2022 - $288 million).
(c) Long-term debt included amounts to related parties of $3,447 million (2022 - $3,447 million).
(d) Number of common shares authorized and outstanding were 1,100 million and 584 million, respectively (2022 - 1,100 million and 584 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2023	2022
Common shares at stated value (note 9)
At beginning of period	1,079	1,252
Share purchases at stated value	—	(15)
At end of period	1,079	1,237

Earnings reinvested
At beginning of period	21,846	21,660
Net income (loss) for the period	1,248	1,173
Share purchases in excess of stated value	—	(434)
Dividends declared	(257)	(228)
At end of period	22,837	22,171

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(512)	(1,177)
Other comprehensive income (loss)	31	45
At end of period	(481)	(1,132)

Shareholders’ equity at end of period	23,435	22,276

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2023	2022
Operating activities
Net income (loss)	1,248	1,173
Adjustments for non-cash items:
Depreciation and depletion	490	426
(Gain) loss on asset sales (note 3)	(9)	(20)
Deferred income taxes and other	(56)	(331)
Changes in operating assets and liabilities:
Accounts receivable	436	(1,544)
Inventories, materials, supplies and prepaid expenses	(479)	(364)
Income taxes payable	(2,077)	459
Accounts payable and accrued liabilities	(255)	2,144
All other items - net (b)	(119)	(29)
Cash flows from (used in) operating activities	(821)	1,914

Investing activities
Additions to property, plant and equipment	(429)	(304)
Proceeds from asset sales (note 3)	14	24
Loans to equity companies - net	1	1
Cash flows from (used in) investing activities	(414)	(279)

Financing activities
Finance lease obligations - reduction (note 6)	(5)	(5)
Dividends paid	(266)	(185)
Common shares purchased (note 9)	—	(449)
Cash flows from (used in) financing activities	(271)	(639)

Increase (decrease) in cash and cash equivalents	(1,506)	996
Cash and cash equivalents at beginning of period	3,749	2,153
Cash and cash equivalents at end of period (a)	2,243	3,149
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(42)	(50)

Income taxes (paid) refunded.	(2,632)	(223)
Interest (paid), net of capitalization.	(21)	(12)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Notes to consolidated financial statements (unaudited)
1.Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2022 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2023, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2. Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	76	99	11,639	12,191	342	367
Intersegment sales	3,622	4,431	1,823	1,833	91	104
Investment and other income (note 3)	2	4	20	21	—	—
	3,700	4,534	13,482	14,045	433	471
Expenses
Exploration	1	2	—	—	—	—
Purchases of crude oil and products	1,543	1,890	11,196	12,512	274	315
Production and manufacturing	1,287	1,249	411	356	58	54
Selling and general	—	—	157	147	26	23
Federal excise tax and fuel charge	—	—	528	479	1	—
Depreciation and depletion	434	373	45	41	4	5
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	—	—	—	—	—
Total expenses	3,265	3,514	12,337	13,535	363	397
Income (loss) before income taxes	435	1,020	1,145	510	70	74
Income tax expense (benefit)	105	238	275	121	17	18
Net income (loss)	330	782	870	389	53	56
Cash flows from (used in) operating activities	(398)	1,447	(419)	375	(32)	67
Capital and exploration expenditures (c)	321	222	74	68	4	1
Total assets as at March 31	29,059	29,182	9,535	10,179	477	501

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	12,057	12,657
Intersegment sales	—	—	(5,536)	(6,368)	—	—
Investment and other income (note 3)	42	4	—	—	64	29
	42	4	(5,536)	(6,368)	12,121	12,686
Expenses
Exploration	—	—	—	—	1	2
Purchases of crude oil and products	—	—	(5,535)	(6,367)	7,478	8,350
Production and manufacturing	—	—	—	—	1,756	1,659
Selling and general	4	56	(1)	(1)	186	225
Federal excise tax and fuel charge	—	—	—	—	529	479
Depreciation and depletion	7	7	—	—	490	426
Non-service pension and postretirement benefit	20	4	—	—	20	4
Financing (note 5)	16	7	—	—	16	7
Total expenses	47	74	(5,536)	(6,368)	10,476	11,152
Income (loss) before income taxes	(5)	(70)	—	—	1,645	1,534
Income tax expense (benefit)	—	(16)	—	—	397	361
Net income (loss)	(5)	(54)	—	—	1,248	1,173
Cash flows from (used in) operating activities	28	25	—	—	(821)	1,914
Capital and exploration expenditures (c)	30	5	—	—	429	296
Total assets as at March 31	3,815	4,136	(771)	(188)	42,115	43,810

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,375 million (2022 - $2,504 million).
(b)Revenues include both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in "Accounts receivable – net" reported on the Consolidated balance sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality, and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

Revenues	Three Months to March 31
millions of Canadian dollars	2023	2022
Revenue from contracts with customers	10,520	10,864
Revenue outside the scope of ASC 606	1,537	1,793
Total	12,057	12,657
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2023	2022
Proceeds from asset sales	14	24
Book value of asset sales	5	4
Gain (loss) on asset sales, before tax	9	20
Gain (loss) on asset sales, after tax	8	16
4. Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2023	2022
Pension benefits:
Service cost	41	70
Interest cost	93	73
Expected return on plan assets	(93)	(103)
Amortization of prior service cost	4	4
Amortization of actuarial loss (gain)	11	22
Net benefit cost	56	66

Other postretirement benefits:
Service cost	3	6
Interest cost	7	6
Amortization of actuarial loss (gain)	(2)	2
Net benefit cost	8	14

5. Financing costs

	Three Months to March 31
millions of Canadian dollars	2023	2022
Debt-related interest	46	12
Capitalized interest	(30)	(5)
Net interest expense	16	7
Other interest	—	—
Total financing	16	7

IMPERIAL OIL LIMITED
6. Long-term debt

millions of Canadian dollars	As at Mar 31	As at Dec 31
	2023	2022
Long-term debt	3,447	3,447
Finance leases	580	586
Total long-term debt	4,027	4,033
7. Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2023	2022
Employee retirement benefits (a)	875	902
Asset retirement obligations and other environmental liabilities (b)	2,158	2,150
Share-based incentive compensation liabilities	99	101
Operating lease liability (c)	137	151
Other obligations	140	163
Total other long-term obligations	3,409	3,467
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2022 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $116 million in current liabilities (2022 - $116 million).
(c)Total operating lease liability also included $100 million in current liabilities (2022 - $100 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $13 million (2022 - $14 million).

IMPERIAL OIL LIMITED
8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2023 and December 31, 2022, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Mar 31	As at Dec 31
thousands of barrels	2023	2022
Crude	3,490	1,800
Products	(400)	(350)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Three Months to March 31
millions of Canadian dollars	2023	2022
Revenues	(23)	37

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement was as follows:

At March 31, 2023
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	13	26	—	39	(25)	—	14

Liabilities
Derivative liabilities (b)	17	47	—	64	(25)	(3)	36
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

At March 31, 2023 and December 31, 2022, the company had $9 million and $14 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9. Common shares

thousands of shares	As of Mar 31 2023	As of Dec 31 2022
Authorized	1,100,000	1,100,000
Common shares outstanding	584,153	584,153
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079
Issued under employee share-based awards	—	—
Purchases at stated value	—	—
Balance as at March 31, 2023	584,153	1,079
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2023	2022
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,248	1,173
Weighted average number of common shares outstanding (millions of shares)	584.2	670.5
Net income (loss) per common share (dollars)	2.14	1.75

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,248	1,173
Weighted average number of common shares outstanding (millions of shares)	584.2	670.5
Effect of employee share-based awards (millions of shares)	1.2	1.4
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	585.4	671.9
Net income (loss) per common share (dollars)	2.13	1.75
Dividends per common share – declared (dollars)	0.44	0.34

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2023	2022
Balance at January 1	(512)	(1,177)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	21	24
Amounts reclassified from accumulated other comprehensive income	10	21
Balance at March 31	(481)	(1,132)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2023	2022
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(13)	(28)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2023	2022
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	7	8
Amortization of postretirement benefits liability adjustment included in net benefit cost	3	7
Total	10	15

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
Net income (loss) excluding identified items
Net income (loss) excluding identified items is a non-GAAP financial measure that is total net income (loss) excluding individually significant non-operational events with an absolute corporate total earnings impact of at least $100 million in a given quarter. The net income (loss) impact of an identified item for an individual segment in a given quarter may be less than $100 million when the item impacts several segments or several periods. The most directly comparable financial measure that is disclosed in the financial statements is "Net income (loss)" within the company’s Consolidated statement of income. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The company believes this view provides investors increased transparency into business results and trends, and provides investors with a view of the business as seen through the eyes of management. Net income (loss) excluding identified items is not meant to be viewed in isolation or as a substitute for net income (loss) as prepared in accordance with U.S. GAAP. All identified items are presented on an after-tax basis.
Reconciliation of net income (loss) excluding identified items
There were no identified items in the first quarter of 2023 and 2022.

IMPERIAL OIL LIMITED
Recent business environment

During the first quarter of 2023, the price of crude oil decreased as the global oil market saw higher inventory levels. The increase in inventory levels was followed by announcements early in the second quarter of decreased production in certain key oil-producing countries. In addition, the Canadian WTI/WCS spread continued to widen in January and February before beginning to recover in March. Refining margins remained high due to low inventory levels of petroleum products.
Operating results
First quarter 2023 vs. first quarter 2022

	First Quarter
millions of Canadian dollars, unless noted	2023	2022
Net income (loss) (U.S. GAAP)	1,248	1,173
Net income (loss) per common share, assuming dilution (dollars)	2.13	1.75
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Lower bitumen realizations were primarily driven by lower marker prices and the widening WTI/WCS spread. Average bitumen realizations decreased by $39.03 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $14.79 per barrel, generally in line with WTI.

Volumes – Higher volumes were primarily driven by the absence of extreme cold weather, and reduced unplanned downtime at Kearl as a result of the successful rollout of the winterization strategy.

Royalty – Lower royalties primarily driven by weakened commodity prices.

Other – Includes favourable foreign exchange impacts of about $150 million, partly offset by higher operating expenses of about $80 million.

Marker prices and average realizations

	First Quarter
Canadian dollars, unless noted	2023	2022
West Texas Intermediate (US$ per barrel)	75.98	95.01
Western Canada Select (US$ per barrel)	51.42	80.46
WTI/WCS Spread (US$ per barrel)	24.56	14.55
Bitumen (per barrel)	50.33	89.36
Synthetic crude oil (per barrel)	102.45	117.24
Average foreign exchange rate (US$)	0.74	0.79

IMPERIAL OIL LIMITED
Production

	First Quarter
thousands of barrels per day	2023	2022
Kearl (Imperial's share)	184	132
Cold Lake	141	140
Syncrude (a)	76	77

Kearl total gross production (thousands of barrels per day)	259	186
(a) In the first quarter of 2023, Syncrude gross production included about 2 thousand barrels per day of bitumen and other products (2022 - 2 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by the absence of extreme cold weather, and reduced unplanned downtime as a result of the successful rollout of the winterization strategy.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Improved volumes of about $90 million and favourable foreign exchange impacts of about $80 million.

Refinery utilization and petroleum product sales

	First Quarter
thousands of barrels per day, unless noted	2023	2022
Refinery throughput	417	399
Refinery capacity utilization (percent)	96	93
Petroleum product sales	455	447

Improved refinery throughput in the first quarter of 2023 was primarily driven by lower planned maintenance.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	First Quarter
millions of Canadian dollars	2023	2022
Net income (loss) (U.S. GAAP)	(5)	(54)
Liquidity and capital resources

	First Quarter
millions of Canadian dollars	2023	2022
Cash flow generated from (used in):
Operating activities	(821)	1,914
Investing activities	(414)	(279)
Financing activities	(271)	(639)
Increase (decrease) in cash and cash equivalents	(1,506)	996

Cash and cash equivalents at period end	2,243	3,149

Cash flow used in operating activities primarily reflects unfavourable working capital impacts including, an income tax catch-up payment of $2.1 billion and lower Upstream realizations, partly offset by improved Downstream margins.

Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment.

Cash flow used in financing activities primarily reflects:

	First Quarter
millions of Canadian dollars, unless noted	2023	2022
Dividends paid	266	185
Per share dividend paid (dollars)	0.44	0.27
Share repurchases (a)	—	449
Number of shares purchased (millions) (a)	—	8.9
(a)The company did not purchase shares during the first quarter of 2023. In the first quarter of 2022, share repurchases were made under the company's normal course issuer bid program, and included shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid.

Contractual obligations

In the second quarter of 2023, the company entered into a long-term purchase agreement with a third party for about $3 billion. It has no impact on the 2023 and 2024 obligations disclosed in Imperial's 2022 annual report on Form 10-K. The company does not believe that the increased obligation will have a material effect on Imperial's operations, financial condition or financial statements.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; the company’s belief that the commitment related to long-term purchase agreement will not have a material adverse effect on the company.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; production rates, growth and mix; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; capital and environmental expenditures; and commodity prices, foreign exchange rates and general market conditions could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, the impact of COVID-19 on demand and the occurrence of wars; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers; environmental risks inherent in oil and gas exploration and production activities; political or regulatory events, including changes in law or government policy; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents, including increased reliance on remote working arrangements; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form 10-K and subsequent interim reports.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk

Information about market risks for the three months ended March 31, 2023, does not differ materially from that discussed on page 32 of the company’s annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a US $1 million threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 2023
(January 1 - January 31)	—	—	—	—
February 2023
(February 1 - February 28)	—	—	—	—
March 2023
(March 1 - March 31)	—	—	—	—
(a)On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program ended on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

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

Imperial Oil Limited
(Registrant)

Date:	May 2, 2023	/s/ Daniel E. Lyons

(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	May 2, 2023	/s/ Cathryn Walker

(Signature)
Cathryn Walker
Assistant corporate secretary