Form 10-Q
period 2023-06-30
IMPERIAL OIL LTD
filed 2023-08-01
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The number of common shares outstanding, as of June 30, 2023 was 584,152,718.

IMPERIAL OIL LIMITED

In this report, all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2022. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Revenues and other income
Revenues (a)	11,764	17,285	23,821	29,942
Investment and other income (note 3)	55	22	119	51
Total revenues and other income	11,819	17,307	23,940	29,993

Expenses
Exploration	1	1	2	3
Purchases of crude oil and products (b)	7,856	11,021	15,334	19,371
Production and manufacturing (c)	1,785	1,908	3,541	3,567
Selling and general (c)	206	191	392	416
Federal excise tax and fuel charge	598	553	1,127	1,032
Depreciation and depletion	453	451	943	877
Non-service pension and postretirement benefit	20	5	40	9
Financing (d) (note 5)	16	11	32	18
Total expenses	10,935	14,141	21,411	25,293

Income (loss) before income taxes	884	3,166	2,529	4,700

Income taxes	209	757	606	1,118

Net income (loss)	675	2,409	1,923	3,582

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	1.16	3.63	3.29	5.37
Net income (loss) per common share - diluted (note 9)	1.15	3.63	3.29	5.36
(a) Amounts from related parties included in revenues.	3,556	5,175	6,692	9,134
(b) Amounts to related parties included in purchases of crude oil and products.	964	1,129	2,042	1,779
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	125	116	260	234
(d) Amounts to related parties included in financing.	41	13	80	17

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Net income (loss)	675	2,409	1,923	3,582

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	21	24

Amortization of postretirement benefits liability adjustment included in net benefit costs	10	21	20	42
Total other comprehensive income (loss)	10	21	41	66

Comprehensive income (loss)	685	2,430	1,964	3,648

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

millions of Canadian dollars	As at June 30 2023	As at Dec 31 2022
Assets
Current assets
Cash and cash equivalents	2,376	3,749
Accounts receivable - net (a)	4,585	4,719
Inventories of crude oil and products	1,460	1,514
Materials, supplies and prepaid expenses	869	754
Total current assets	9,290	10,736
Investments and long-term receivables (b)	998	893
Property, plant and equipment,	55,424	54,568
less accumulated depreciation and depletion	(24,945)	(24,062)
Property, plant and equipment, net	30,479	30,506
Goodwill	166	166
Other assets, including intangibles - net	1,193	1,223
Total assets	42,126	43,524

Liabilities
Current liabilities
Notes and loans payable	122	122
Accounts payable and accrued liabilities (a) (note 7)	5,923	6,194
Income taxes payable	184	2,582
Total current liabilities	6,229	8,898
Long-term debt (c) (note 6)	4,022	4,033
Other long-term obligations (note 7)	3,418	3,467
Deferred income tax liabilities	4,629	4,713
Total liabilities	18,298	21,111

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,079	1,079
Earnings reinvested	23,220	21,846
Accumulated other comprehensive income (loss) (note 10)	(471)	(512)
Total shareholders’ equity	23,828	22,413

Total liabilities and shareholders’ equity	42,126	43,524
(a) Accounts receivable - net included net amounts receivable from related parties of $1,029 million (2022 - $1,108 million).
(b) Investments and long-term receivables included amounts from related parties of $286 million (2022 - $288 million).
(c) Long-term debt included amounts to related parties of $3,447 million (2022 - $3,447 million).
(d) Number of common shares authorized and outstanding were 1,100 million and 584 million, respectively (2022 - 1,100 million and 584 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Common shares at stated value (note 9)
At beginning of period	1,079	1,237	1,079	1,252
Share purchases at stated value	—	(60)	—	(75)
At end of period	1,079	1,177	1,079	1,177

Earnings reinvested
At beginning of period	22,837	22,171	21,846	21,660
Net income (loss) for the period	675	2,409	1,923	3,582
Share purchases in excess of stated value	—	(2,440)	—	(2,874)
Dividends declared	(292)	(227)	(549)	(455)
At end of period	23,220	21,913	23,220	21,913

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(481)	(1,132)	(512)	(1,177)
Other comprehensive income (loss)	10	21	41	66
At end of period	(471)	(1,111)	(471)	(1,111)

Shareholders’ equity at end of period	23,828	21,979	23,828	21,979

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Operating activities
Net income (loss)	675	2,409	1,923	3,582
Adjustments for non-cash items:
Depreciation and depletion	453	451	943	877
(Gain) loss on asset sales (note 3)	(13)	(4)	(22)	(24)
Deferred income taxes and other	(15)	(149)	(71)	(480)
Changes in operating assets and liabilities:
Accounts receivable	(302)	(1,426)	134	(2,970)
Inventories, materials, supplies and prepaid expenses	420	(27)	(59)	(391)
Income taxes payable	(321)	853	(2,398)	1,312
Accounts payable and accrued liabilities	(48)	499	(303)	2,643
All other items - net (c)	36	76	(83)	47
Cash flows from (used in) operating activities	885	2,682	64	4,596

Investing activities
Additions to property, plant and equipment	(499)	(333)	(928)	(637)
Proceeds from asset sales (note 3) (b)	9	102	23	126
Loans to equity companies - net	1	1	2	2
Cash flows from (used in) investing activities	(489)	(230)	(903)	(509)

Financing activities
Finance lease obligations - reduction (note 6)	(6)	(6)	(11)	(11)
Dividends paid	(257)	(228)	(523)	(413)
Common shares purchased (note 9)	—	(2,500)	—	(2,949)
Cash flows from (used in) financing activities	(263)	(2,734)	(534)	(3,373)

Increase (decrease) in cash and cash equivalents	133	(282)	(1,373)	714
Cash and cash equivalents at beginning of period	2,243	3,149	3,749	2,153
Cash and cash equivalents at end of period (a)	2,376	2,867	2,376	2,867
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) In the second quarter of 2022, a deposit of $94 million was received for the pending sale of XTO Energy Canada.
(c) Included contributions to registered pension plans.	(44)	(46)	(86)	(96)

Income taxes (paid) refunded.	(557)	(52)	(3,189)	(275)
Interest (paid), net of capitalization.	(16)	(10)	(37)	(22)

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
The results for the six months ended June 30, 2023, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2.    Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	61	119	11,355	16,752	348	414
Intersegment sales	3,519	5,827	1,365	2,024	89	149
Investment and other income (note 3)	10	3	15	9	—	—
	3,590	5,949	12,735	18,785	437	563
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,432	2,357	11,133	16,261	263	401
Production and manufacturing	1,256	1,423	475	418	54	67
Selling and general	—	—	160	153	22	22
Federal excise tax and fuel charge	—	—	597	553	1	—
Depreciation and depletion	398	395	44	45	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	1	—	—	—	—
Total expenses	3,087	4,177	12,409	17,430	344	494
Income (loss) before income taxes	503	1,772	326	1,355	93	69
Income tax expense (benefit)	119	426	76	322	22	16
Net income (loss)	384	1,346	250	1,033	71	53
Cash flows from (used in) operating activities	573	2,087	228	641	55	64
Capital and exploration expenditures (c)	303	233	152	69	5	2

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	11,764	17,285
Intersegment sales	—	—	(4,973)	(8,000)	—	—
Investment and other income (note 3)	30	10	—	—	55	22
	30	10	(4,973)	(8,000)	11,819	17,307
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(4,972)	(7,998)	7,856	11,021
Production and manufacturing	—	—	—	—	1,785	1,908
Selling and general	25	18	(1)	(2)	206	191
Federal excise tax and fuel charge	—	—	—	—	598	553
Depreciation and depletion	7	7	—	—	453	451
Non-service pension and postretirement benefit	20	5	—	—	20	5
Financing (note 5)	16	10	—	—	16	11
Total expenses	68	40	(4,973)	(8,000)	10,935	14,141
Income (loss) before income taxes	(38)	(30)	—	—	884	3,166
Income tax expense (benefit)	(8)	(7)	—	—	209	757
Net income (loss)	(30)	(23)	—	—	675	2,409
Cash flows from (used in) operating activities	29	(110)	—	—	885	2,682
Capital and exploration expenditures (c)	33	10	—	—	493	314

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,034 million (2022 - $3,871 million).
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

Revenues	Second Quarter
millions of Canadian dollars	2023	2022
Revenue from contracts with customers	10,922	15,871
Revenue outside the scope of ASC 606	842	1,414
Total	11,764	17,285
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	137	218	22,994	28,943	690	781
Intersegment sales	7,141	10,258	3,188	3,857	180	253
Investment and other income (note 3)	12	7	35	30	—	—
	7,290	10,483	26,217	32,830	870	1,034
Expenses
Exploration	2	3	—	—	—	—
Purchases of crude oil and products	2,975	4,247	22,329	28,773	537	716
Production and manufacturing	2,543	2,672	886	774	112	121
Selling and general	—	—	317	300	48	45
Federal excise tax and fuel charge	—	—	1,125	1,032	2	—
Depreciation and depletion	832	768	89	86	8	9
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	1	—	—	—	—
Total expenses	6,352	7,691	24,746	30,965	707	891
Income (loss) before income taxes	938	2,792	1,471	1,865	163	143
Income tax expense (benefit)	224	664	351	443	39	34
Net income (loss)	714	2,128	1,120	1,422	124	109
Cash flows from (used in) operating activities	175	3,534	(191)	1,016	23	131
Capital and exploration expenditures (c)	624	455	226	137	9	3
Total assets as at June 30	28,603	28,961	9,629	11,649	482	505

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	23,821	29,942
Intersegment sales	—	—	(10,509)	(14,368)	—	—
Investment and other income (note 3)	72	14	—	—	119	51
	72	14	(10,509)	(14,368)	23,940	29,993
Expenses
Exploration	—	—	—	—	2	3
Purchases of crude oil and products	—	—	(10,507)	(14,365)	15,334	19,371
Production and manufacturing	—	—	—	—	3,541	3,567
Selling and general	29	74	(2)	(3)	392	416
Federal excise tax and fuel charge	—	—	—	—	1,127	1,032
Depreciation and depletion	14	14	—	—	943	877
Non-service pension and postretirement benefit	40	9	—	—	40	9
Financing (note 5)	32	17	—	—	32	18
Total expenses	115	114	(10,509)	(14,368)	21,411	25,293
Income (loss) before income taxes	(43)	(100)	—	—	2,529	4,700
Income tax expense (benefit)	(8)	(23)	—	—	606	1,118
Net income (loss)	(35)	(77)	—	—	1,923	3,582
Cash flows from (used in) operating activities	57	(85)	—	—	64	4,596
Capital and exploration expenditures (c)	63	15	—	—	922	610
Total assets as at June 30	3,915	4,016	(503)	(239)	42,126	44,892

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $4,409 million (2022 - $6,375 million).
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

Revenues	Six Months to June 30
millions of Canadian dollars	2023	2022
Revenue from contracts with customers	21,442	26,735
Revenue outside the scope of ASC 606	2,379	3,207
Total	23,821	29,942
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
3.    Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Proceeds from asset sales	9	8	23	32
Book value of asset sales	(4)	4	1	8
Gain (loss) on asset sales, before tax	13	4	22	24
Gain (loss) on asset sales, after tax	10	3	18	19
4.    Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Pension benefits:
Service cost	40	70	81	140
Interest cost	93	74	186	147
Expected return on plan assets	(93)	(103)	(186)	(206)
Amortization of prior service cost	4	4	8	8
Amortization of actuarial loss (gain)	11	21	22	43
Net benefit cost	55	66	111	132

Other postretirement benefits:
Service cost	3	5	6	11
Interest cost	7	6	14	12
Amortization of actuarial loss (gain)	(2)	3	(4)	5
Net benefit cost	8	14	16	28
5.    Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Debt-related interest	49	20	95	32
Capitalized interest	(33)	(10)	(63)	(15)
Net interest expense	16	10	32	17
Other interest	—	1	—	1
Total financing	16	11	32	18

IMPERIAL OIL LIMITED
6.    Long-term debt

	As at June 30	As at Dec 31
millions of Canadian dollars	2023	2022
Long-term debt	3,447	3,447
Finance leases	575	586
Total long-term debt	4,022	4,033
7.    Other long-term obligations

	As at June 30	As at Dec 31
millions of Canadian dollars	2023	2022
Employee retirement benefits (a)	875	902
Asset retirement obligations and other environmental liabilities (b)	2,165	2,150
Share-based incentive compensation liabilities	107	101
Operating lease liability (c)	127	151
Other obligations	144	163
Total other long-term obligations	3,418	3,467
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2022 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $116 million in current liabilities (2022 - $116 million).
(c)Total operating lease liability also included $106 million in current liabilities (2022 - $100 million). In addition to the total operating lease liability, additional undiscounted commitments for leases not yet commenced totalled $60 million (2022 - $14 million).

IMPERIAL OIL LIMITED
8.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2023 and December 31, 2022, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at June 30	As at Dec 31
thousands of barrels	2023	2022
Crude	8,040	1,800
Products	(670)	(350)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Revenues	10	(51)	(13)	(14)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At June 30, 2023
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	11	31	—	42	(11)	—	31

Liabilities
Derivative liabilities (b)	13	26	—	39	(11)	(2)	26
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

At June 30, 2023 and December 31, 2022, the company had $8 million and $14 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9.    Common shares

thousands of shares	As at June 30 2023	As at Dec 31 2022
Authorized	1,100,000	1,100,000
Outstanding	584,153	584,153
The current 12-month normal course issuer bid program came into effect June 29, 2023 under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 29,207,635 common shares (5 percent of the total shares on June 15, 2023) which includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079
Issued under employee share-based awards	—	—
Purchases at stated value	—	—
Balance as at June 30, 2023	584,153	1,079
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2023	2022	2023	2022
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	675	2,409	1,923	3,582
Weighted average number of common shares outstanding (millions of shares)	584.2	663.0	584.2	666.7
Net income (loss) per common share (dollars)	1.16	3.63	3.29	5.37
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	675	2,409	1,923	3,582
Weighted average number of common shares outstanding (millions of shares)	584.2	663.0	584.2	666.7
Effect of employee share-based awards (millions of shares)	1.1	1.4	1.1	1.4
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	585.3	664.4	585.3	668.1
Net income (loss) per common share (dollars)	1.15	3.63	3.29	5.36
Dividends per common share – declared (dollars)	0.50	0.34	0.94	0.68

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2023	2022
Balance at January 1	(512)	(1,177)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	21	24
Amounts reclassified from accumulated other comprehensive income	20	42
Balance at June 30	(471)	(1,111)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(13)	(27)	(26)	(55)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2023	2022	2023	2022
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	—	—	7	8
Amortization of postretirement benefits liability adjustment included in net benefit cost	3	6	6	13
Total	3	6	13	21

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
Reconciliation of net income (loss) excluding identified items
There were no identified items in the second quarter or year-to-date 2023 and 2022.

IMPERIAL OIL LIMITED
Recent business environment

During the first half of 2023, the price of crude oil decreased as the global oil market saw higher inventory levels. In addition, the Canadian WTI/WCS spread continued to recover in the second quarter, but remains weaker than the first half of 2022. Refining margins declined on steady supply of diesel.
Operating results
Second quarter 2023 vs. second quarter 2022

	Second Quarter
millions of Canadian dollars, unless noted	2023	2022
Net income (loss) (U.S. GAAP)	675	2,409
Net income (loss) per common share, assuming dilution (dollars)	1.15	3.63
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Lower bitumen realizations were primarily driven by lower marker prices and the widening WTI/WCS spread. Average bitumen realizations decreased by $43.63 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $43.75 per barrel, generally in line with WTI.

Volumes – Lower volumes were primarily driven by the timing of planned turnaround activities at Syncrude, and production and steam cycle timing at Cold Lake.

Royalty – Lower royalties were primarily driven by weakened commodity prices.

Other – Includes favourable foreign exchange impacts of about $180 million, and lower operating expenses of about $130 million, resulting primarily from lower energy prices.

Marker prices and average realizations

	Second Quarter
Canadian dollars, unless noted	2023	2022
West Texas Intermediate (US$ per barrel)	73.56	108.52
Western Canada Select (US$ per barrel)	58.49	95.80
WTI/WCS Spread (US$ per barrel)	15.07	12.72
Bitumen (per barrel)	68.64	112.27
Synthetic crude oil (per barrel)	100.92	144.67
Average foreign exchange rate (US$)	0.74	0.78

IMPERIAL OIL LIMITED
Production

	Second Quarter
thousands of barrels per day	2023	2022
Kearl (Imperial's share)	154	159
Cold Lake	132	144
Syncrude (a)	66	81

Kearl total gross production (thousands of barrels per day)	217	224
(a)In the second quarter of 2023, Syncrude gross production included about 0 thousand barrels per day of bitumen and other products (2022 - 2 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Lower production at Cold Lake was primarily driven by timing of production and steam cycles.

Lower production at Syncrude was primarily driven by the timing of the annual coker turnaround.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Includes higher turnaround impacts of about $230 million, reflecting the planned turnaround activities at Strathcona refinery, partially offset by favourable foreign exchange impacts of about $110 million.
Refinery utilization and petroleum product sales

	Second Quarter
thousands of barrels per day, unless noted	2023	2022
Refinery throughput	388	412
Refinery capacity utilization (percent)	90	96
Petroleum product sales	475	480

Lower refinery throughput in the second quarter of 2023 reflects the impact of planned turnaround activities at the Strathcona refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Second Quarter
millions of Canadian dollars	2023	2022
Net income (loss) (U.S. GAAP)	(30)	(23)
Liquidity and capital resources

	Second Quarter
millions of Canadian dollars	2023	2022
Cash flow generated from (used in):
Operating activities	885	2,682
Investing activities	(489)	(230)
Financing activities	(263)	(2,734)
Increase (decrease) in cash and cash equivalents	133	(282)

Cash and cash equivalents at period end	2,376	2,867

Cash flow generated from operating activities primarily reflects lower Upstream realizations and Downstream margins.

Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash flow used in financing activities primarily reflects:

	Second Quarter
millions of Canadian dollars, unless noted	2023	2022
Dividends paid	257	228
Per share dividend paid (dollars)	0.44	0.34
Share repurchases (a)	—	2,500
Number of shares purchased (millions) (a)	—	32.5
(a)The company did not purchase shares during the second quarter of 2023. In the second quarter of 2022, share repurchases were made under the company's substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022, and included shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or on June 28, 2024. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

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

IMPERIAL OIL LIMITED
Six months 2023 vs. six months 2022

	Six Months
millions of Canadian dollars, unless noted	2023	2022
Net income (loss) (U.S. GAAP)	1,923	3,582
Net income (loss) per common share, assuming dilution (dollars)	3.29	5.36
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Lower bitumen realizations were primarily driven by lower marker prices and the widening WTI/WCS spread. Average bitumen realizations decreased by $42.59 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $29.68 per barrel, generally in line with WTI.

Volumes – Lower volumes were primarily driven by the timing of planned turnaround activities at Syncrude, and production and steam cycle timing at Cold Lake, partially offset by the absence of extreme cold weather and reduced unplanned downtime at Kearl.

Royalty – Lower royalties were primarily driven by weakened commodity prices.

Other – Includes favourable foreign exchange impacts of about $330 million, and lower operating expenses of about $50 million.
Marker prices and average realizations

	Six Months
Canadian dollars, unless noted	2023	2022
West Texas Intermediate (US$ per barrel)	74.77	101.77
Western Canada Select (US$ per barrel)	54.92	88.13
WTI/WCS Spread (US$ per barrel)	19.85	13.64
Bitumen (per barrel)	58.94	101.53
Synthetic crude oil (per barrel)	101.73	131.41
Average foreign exchange rate (US$)	0.74	0.79

IMPERIAL OIL LIMITED
Production

	Six Months
thousands of barrels per day	2023	2022
Kearl (Imperial's share)	169	146
Cold Lake	137	142
Syncrude (a)	71	79

Kearl total gross production (thousands of barrels per day)	238	205
(a)In 2023, Syncrude gross production included about 1 thousand barrels per day of bitumen and other products (2022 - 2 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by the absence of extreme cold weather, and reduced unplanned downtime as a result of the successful rollout of the winterization strategy.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Favourable foreign exchange impacts of about $190 million and improved volumes of about $110 million, partially offset by higher turnaround impacts of about $250 million, reflecting the planned turnaround activities at Strathcona refinery.
Refinery utilization and petroleum product sales

	Six Months
thousands of barrels per day, unless noted	2023	2022
Refinery throughput	403	406
Refinery capacity utilization (percent)	93	95
Petroleum product sales	465	464

Lower refinery throughput in 2023 reflects the impact of planned turnaround activities at the Strathcona refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Six Months
millions of Canadian dollars	2023	2022
Net income (loss) (U.S. GAAP)	(35)	(77)
Liquidity and capital resources

	Six Months
millions of Canadian dollars	2023	2022
Cash flow generated from (used in):
Operating activities	64	4,596
Investing activities	(903)	(509)
Financing activities	(534)	(3,373)
Increase (decrease) in cash and cash equivalents	(1,373)	714

Cash flow generated from operating activities primarily reflects unfavourable working capital impacts, including an income tax catch-up payment of $2.1 billion, as well as lower Upstream realizations and Downstream margins.

Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment, and lower proceeds from asset sales.

Cash flow used in financing activities primarily reflects:

	Six Months
millions of Canadian dollars, unless noted	2023	2022
Dividends paid	523	413
Per share dividend paid (dollars)	0.88	0.61
Share repurchases (a)	—	2,949
Number of shares purchased (millions) (a)	—	41.4
(a)The company did not purchase shares during the six months ended June 30, 2023. In the six months ended June 30, 2022, share repurchases were made under the company's normal course issuer bid program and substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022. Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid, and by way of a proportionate tender under the company's substantial issuer bid.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation; The company’s purchases under the normal course issuer bid and plans to accelerate completion prior to year end; and the company’s belief that the commitment related to long-term purchase agreement will not have a material adverse effect on the company.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2023, does not differ materially from that discussed on page 32 of the company’s annual report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
April 2023
(April 1 - April 30)	—	—	—	—
May 2023
(May 1 - May 31)	—	—	—	—
June 2023
(June 1 - June 30)	—	—	—	—
(a)On June 27, 2022, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 31,833,809 common shares during the period June 29, 2022 to June 28, 2023. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program ended on October 21, 2022 as a result of the company purchasing the maximum allowable number of shares under the program.

(b)On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum includes shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or on June 28, 2024. Imperial plans to accelerate its share purchases under the normal course issuer bid program and anticipates repurchasing all remaining allowable shares prior to year end.

The company will continue to evaluate its share purchase program in the context of its overall capital activities. Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended June 30, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	August 1, 2023	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	August 1, 2023	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary