Form 10-Q
period 2023-09-30
IMPERIAL OIL LTD
filed 2023-10-31
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The number of common shares outstanding, as of September 30, 2023 was 566,667,118.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Revenues and other income
Revenues (a)	13,873	15,071	37,694	45,013
Investment and other income (note 3)	47	153	166	204
Total revenues and other income	13,920	15,224	37,860	45,217

Expenses
Exploration	1	1	3	4
Purchases of crude oil and products (b)	8,748	9,478	24,082	28,849
Production and manufacturing (c)	1,666	1,872	5,207	5,439
Selling and general (c)	237	209	629	625
Federal excise tax and fuel charge	654	584	1,781	1,616
Depreciation and depletion	475	555	1,418	1,432
Non-service pension and postretirement benefit	20	4	60	13
Financing (d) (note 5)	19	16	51	34
Total expenses	11,820	12,719	33,231	38,012

Income (loss) before income taxes	2,100	2,505	4,629	7,205

Income taxes	499	474	1,105	1,592

Net income (loss)	1,601	2,031	3,524	5,613

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.77	3.25	6.05	8.60
Net income (loss) per common share - diluted (note 9)	2.76	3.24	6.04	8.58
(a) Amounts from related parties included in revenues.	3,553	4,454	10,245	13,588
(b) Amounts to related parties included in purchases of crude oil and products.	1,228	1,086	3,270	2,865
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	121	120	381	354
(d) Amounts to related parties included in financing.	44	28	124	45

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Net income (loss)	1,601	2,031	3,524	5,613

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	21	24

Amortization of postretirement benefits liability adjustment included in net benefit costs	9	21	29	63
Total other comprehensive income (loss)	9	21	50	87

Comprehensive income (loss)	1,610	2,052	3,574	5,700

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2023	2022
Assets
Current assets
Cash and cash equivalents	2,716	3,749
Accounts receivable - net (a)	5,390	4,719
Inventories of crude oil and products	1,744	1,514
Materials, supplies and prepaid expenses	910	754
Total current assets	10,760	10,736
Investments and long-term receivables (b)	1,048	893
Property, plant and equipment,	55,780	54,568
less accumulated depreciation and depletion	(25,399)	(24,062)
Property, plant and equipment, net	30,381	30,506
Goodwill	166	166
Other assets, including intangibles - net	1,231	1,223
Total assets	43,586	43,524

Liabilities
Current liabilities
Notes and loans payable	121	122
Accounts payable and accrued liabilities (a) (note 7)	7,234	6,194
Income taxes payable	418	2,582
Total current liabilities	7,773	8,898
Long-term debt (c) (note 6)	4,017	4,033
Other long-term obligations (note 7)	3,462	3,467
Deferred income tax liabilities	4,526	4,713
Total liabilities	19,778	21,111

Shareholders’ equity
Common shares at stated value (d) (note 9)	1,047	1,079
Earnings reinvested	23,223	21,846
Accumulated other comprehensive income (loss) (note 10)	(462)	(512)
Total shareholders’ equity	23,808	22,413

Total liabilities and shareholders’ equity	43,586	43,524
(a) Accounts receivable - net included net amounts receivable from related parties of $1,139 million (2022 - $1,108 million).
(b) Investments and long-term receivables included amounts from related parties of $285 million (2022 - $288 million).
(c) Long-term debt included amounts to related parties of $3,447 million (2022 - $3,447 million).
(d) Number of common shares authorized and outstanding were 1,100 million and 567 million, respectively (2022 - 1,100 million and 584 million, respectively).

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Common shares at stated value (note 9)
At beginning of period	1,079	1,177	1,079	1,252
Share purchases at stated value	(32)	(48)	(32)	(123)
At end of period	1,047	1,129	1,047	1,129

Earnings reinvested
At beginning of period	23,220	21,913	21,846	21,660
Net income (loss) for the period	1,601	2,031	3,524	5,613
Share purchases in excess of stated value	(1,310)	(1,464)	(1,310)	(4,338)
Dividends declared	(288)	(211)	(837)	(666)
At end of period	23,223	22,269	23,223	22,269

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(471)	(1,111)	(512)	(1,177)
Other comprehensive income (loss)	9	21	50	87
At end of period	(462)	(1,090)	(462)	(1,090)

Shareholders’ equity at end of period	23,808	22,308	23,808	22,308

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Operating activities
Net income (loss)	1,601	2,031	3,524	5,613
Adjustments for non-cash items:
Depreciation and depletion	475	555	1,418	1,432
(Gain) loss on asset sales (note 3)	3	(131)	(19)	(155)
Deferred income taxes and other	(168)	122	(239)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(805)	1,648	(671)	(1,322)
Inventories, materials, supplies and prepaid expenses	(330)	(70)	(389)	(461)
Income taxes payable	234	296	(2,164)	1,608
Accounts payable and accrued liabilities	1,314	(1,328)	1,011	1,315
All other items - net (b)	35	(34)	(48)	13
Cash flows from (used in) operating activities	2,359	3,089	2,423	7,685

Investing activities
Additions to property, plant and equipment	(387)	(397)	(1,315)	(1,034)
Proceeds from asset sales (note 3)	6	760	29	886
Additional investments	—	(6)	—	(6)
Loans to equity companies - net	1	7	3	9
Cash flows from (used in) investing activities	(380)	364	(1,283)	(145)

Financing activities
Long-term debt - reduction (note 6)	—	(1,000)	—	(1,000)
Finance lease obligations - reduction (note 6)	(5)	(5)	(16)	(16)
Dividends paid	(292)	(227)	(815)	(640)
Common shares purchased (note 9)	(1,342)	(1,512)	(1,342)	(4,461)
Cash flows from (used in) financing activities	(1,639)	(2,744)	(2,173)	(6,117)

Increase (decrease) in cash and cash equivalents	340	709	(1,033)	1,423
Cash and cash equivalents at beginning of period	2,376	2,867	3,749	2,153
Cash and cash equivalents at end of period (a)	2,716	3,576	2,716	3,576
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(43)	(41)	(129)	(137)

Income taxes (paid) refunded.	(438)	(64)	(3,627)	(339)
Interest (paid), net of capitalization.	(15)	(19)	(52)	(41)

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
The results for the nine months ended September 30, 2023, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2.    Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	43	156	13,540	14,537	290	378
Intersegment sales	4,768	4,665	1,560	1,693	92	142
Investment and other income (note 3)	(4)	128	12	6	—	—
	4,807	4,949	15,112	16,236	382	520
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,852	1,937	13,061	13,686	254	354
Production and manufacturing	1,187	1,381	405	419	74	72
Selling and general	—	—	177	174	21	17
Federal excise tax and fuel charge	—	—	653	583	1	1
Depreciation and depletion	418	501	46	44	2	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	3	—	—	—	—	—
Total expenses	3,461	3,820	14,342	14,906	352	448
Income (loss) before income taxes	1,346	1,129	770	1,330	30	72
Income tax expense (benefit)	318	143	184	318	7	18
Net income (loss)	1,028	986	586	1,012	23	54
Cash flows from (used in) operating activities	1,771	1,280	378	1,532	74	109
Capital and exploration expenditures (c)	244	309	103	64	2	2

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	13,873	15,071
Intersegment sales	—	—	(6,420)	(6,500)	—	—
Investment and other income (note 3)	39	19	—	—	47	153
	39	19	(6,420)	(6,500)	13,920	15,224
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(6,419)	(6,499)	8,748	9,478
Production and manufacturing	—	—	—	—	1,666	1,872
Selling and general	40	19	(1)	(1)	237	209
Federal excise tax and fuel charge	—	—	—	—	654	584
Depreciation and depletion	9	6	—	—	475	555
Non-service pension and postretirement benefit	20	4	—	—	20	4
Financing (note 5)	16	16	—	—	19	16
Total expenses	85	45	(6,420)	(6,500)	11,820	12,719
Income (loss) before income taxes	(46)	(26)	—	—	2,100	2,505
Income tax expense (benefit)	(10)	(5)	—	—	499	474
Net income (loss)	(36)	(21)	—	—	1,601	2,031
Cash flows from (used in) operating activities	136	168	—	—	2,359	3,089
Capital and exploration expenditures (c)	38	17	—	—	387	392

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,180 million (2022 - $3,176 million).
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

Revenues	Third Quarter
millions of Canadian dollars	2023	2022
Revenue from contracts with customers	12,271	13,223
Revenue outside the scope of ASC 606	1,602	1,848
Total	13,873	15,071
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	180	374	36,534	43,480	980	1,159
Intersegment sales	11,909	14,923	4,748	5,550	272	395
Investment and other income (note 3)	8	135	47	36	—	—
	12,097	15,432	41,329	49,066	1,252	1,554
Expenses
Exploration	3	4	—	—	—	—
Purchases of crude oil and products	4,827	6,184	35,390	42,459	791	1,070
Production and manufacturing	3,730	4,053	1,291	1,193	186	193
Selling and general	—	—	494	474	69	62
Federal excise tax and fuel charge	—	—	1,778	1,615	3	1
Depreciation and depletion	1,250	1,269	135	130	10	13
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	3	1	—	—	—	—
Total expenses	9,813	11,511	39,088	45,871	1,059	1,339
Income (loss) before income taxes	2,284	3,921	2,241	3,195	193	215
Income tax expense (benefit)	542	807	535	761	46	52
Net income (loss)	1,742	3,114	1,706	2,434	147	163
Cash flows from (used in) operating activities	1,946	4,814	187	2,548	97	240
Capital and exploration expenditures (c)	868	764	329	201	11	5
Total assets as at September 30	28,356	28,099	10,912	9,972	441	482

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2023	2022	2023	2022	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	37,694	45,013
Intersegment sales	—	—	(16,929)	(20,868)	—	—
Investment and other income (note 3)	111	33	—	—	166	204
	111	33	(16,929)	(20,868)	37,860	45,217
Expenses
Exploration	—	—	—	—	3	4
Purchases of crude oil and products	—	—	(16,926)	(20,864)	24,082	28,849
Production and manufacturing	—	—	—	—	5,207	5,439
Selling and general	69	93	(3)	(4)	629	625
Federal excise tax and fuel charge	—	—	—	—	1,781	1,616
Depreciation and depletion	23	20	—	—	1,418	1,432
Non-service pension and postretirement benefit	60	13	—	—	60	13
Financing (note 5)	48	33	—	—	51	34
Total expenses	200	159	(16,929)	(20,868)	33,231	38,012
Income (loss) before income taxes	(89)	(126)	—	—	4,629	7,205
Income tax expense (benefit)	(18)	(28)	—	—	1,105	1,592
Net income (loss)	(71)	(98)	—	—	3,524	5,613
Cash flows from (used in) operating activities	193	83	—	—	2,423	7,685
Capital and exploration expenditures (c)	101	32	—	—	1,309	1,002
Total assets as at September 30	4,346	4,704	(469)	(271)	43,586	42,986

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $6,589 million (2022 - $9,551 million).
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

Revenues	Nine Months to September 30
millions of Canadian dollars	2023	2022
Revenue from contracts with customers	33,713	39,958
Revenue outside the scope of ASC 606	3,981	5,055
Total	37,694	45,013
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
3.    Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Proceeds from asset sales	6	854	29	886
Book value of asset sales	9	723	10	731
Gain (loss) on asset sales, before tax (a)	(3)	131	19	155
Gain (loss) on asset sales, after tax (a)	(2)	222	16	241
(a)The third quarter of 2022 included a gain of $116 million ($208 million, after tax) from the sale of interests in XTO Energy Canada, which included the removal of a deferred tax liability.
4.    Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Pension benefits:
Service cost	41	70	122	210
Interest cost	94	74	280	221
Expected return on plan assets	(94)	(103)	(280)	(309)
Amortization of prior service cost	5	4	13	12
Amortization of actuarial loss (gain)	10	21	32	64
Net benefit cost	56	66	167	198

Other postretirement benefits:
Service cost	3	6	9	17
Interest cost	7	6	21	18
Amortization of actuarial loss (gain)	(2)	2	(6)	7
Net benefit cost	8	14	24	42
5.    Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Debt-related interest	53	34	148	66
Capitalized interest	(37)	(18)	(100)	(33)
Net interest expense	16	16	48	33
Other interest	3	—	3	1
Total financing	19	16	51	34

IMPERIAL OIL LIMITED
6.    Long-term debt

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2023	2022
Long-term debt	3,447	3,447
Finance leases	570	586
Total long-term debt	4,017	4,033
7.    Other long-term obligations

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2023	2022
Employee retirement benefits (a)	876	902
Asset retirement obligations and other environmental liabilities (b)	2,189	2,150
Share-based incentive compensation liabilities	130	101
Operating lease liability (c)	122	151
Other obligations	145	163
Total other long-term obligations	3,462	3,467
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2022 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $116 million in current liabilities (2022 - $116 million).
(c)Total operating lease liability also included $107 million in current liabilities (2022 - $100 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totalled $55 million (2022 - $14 million).

IMPERIAL OIL LIMITED
8.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2023 and December 31, 2022, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of its business segments reduce the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated statement of income on a net basis in the line “Revenues” and in the Consolidated statement of cash flows in "Cash flow from (used in) operating activities". The company does not designate derivative instruments as a hedge for hedge accounting purposes.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments was:

	As at Sep 30	As at Dec 31
thousands of barrels	2023	2022
Crude	3,280	1,800
Products	(850)	(350)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Revenues	6	105	(7)	91

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At September 30, 2023
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	24	33	—	57	(23)	(1)	33

Liabilities
Derivative liabilities (b)	24	39	—	63	(23)	—	40
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

At September 30, 2023 and December 31, 2022, the company had $21 million and $14 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9.    Common shares

thousands of shares	As at Sep 30 2023	As at Dec 31 2022
Authorized	1,100,000	1,100,000
Outstanding	566,667	584,153
The most recent 12-month normal course issuer bid program came into effect June 29, 2023 under which Imperial continued its existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares (5 percent of the total shares on June 15, 2023) which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated its share purchases under the normal course issuer bid program during the third quarter and, subsequent to the end of the third quarter, the program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
On October 27, 2023, the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079
Issued under employee share-based awards	—	—
Purchases at stated value	(17,486)	(32)
Balance as at September 30, 2023	566,667	1,047

IMPERIAL OIL LIMITED
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2023	2022	2023	2022
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,601	2,031	3,524	5,613
Weighted-average number of common shares outstanding (millions of shares)	578.0	625.3	582.1	652.9
Net income (loss) per common share (dollars)	2.77	3.25	6.05	8.60
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,601	2,031	3,524	5,613
Weighted-average number of common shares outstanding (millions of shares)	578.0	625.3	582.1	652.9
Effect of employee share-based awards (millions of shares)	1.3	1.6	1.2	1.5
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	579.3	626.9	583.3	654.4
Net income (loss) per common share (dollars)	2.76	3.24	6.04	8.58
Dividends per common share – declared (dollars)	0.50	0.34	1.44	1.02

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2023	2022
Balance at January 1	(512)	(1,177)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	21	24
Amounts reclassified from accumulated other comprehensive income	29	63
Balance at September 30	(462)	(1,090)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(13)	(28)	(39)	(83)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2023	2022	2023	2022
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	—	—	7	8
Amortization of postretirement benefits liability adjustment included in net benefit cost	4	7	10	20
Total	4	7	17	28

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
Reconciliation of net income (loss) excluding identified items

	Third Quarter		Nine Months
millions of Canadian dollars	2023	2022	2023	2022
From Imperial's Consolidated statement of income
Net income (loss) (U.S. GAAP)	1,601	2,031	3,524	5,613

Less identified items included in Net income (loss)
Gain/(loss) on sale of assets	—	208	—	208
Subtotal of identified items	—	208	—	208

Net income (loss) excluding identified items	1,601	1,823	3,524	5,405

IMPERIAL OIL LIMITED
Recent business environment

During the first quarter of 2023, the price of crude oil declined, impacted by higher inventory levels, and the price of crude oil remained relatively flat during the second quarter. In the third quarter, crude oil prices increased as demand exceeded supply after OPEC+ oil producers further reduced oil output. In addition, the Canadian WTI/WCS spread continued to recover in the third quarter, but remains weaker than 2022 on an annual basis. Similarly, 2023 refining margins remain strong but fall short of 2022 levels on an annual basis.
Operating results
Third quarter 2023 vs. third quarter 2022

	Third Quarter
millions of Canadian dollars, unless noted	2023	2022
Net income (loss) (U.S. GAAP)	1,601	2,031
Net income (loss) per common share, assuming dilution (dollars)	2.76	3.24
Net income (loss) excluding identified items¹	1,601	1,823

Prior year third quarter results included favourable identified items1 of $208 million related to the company's gain on the sale of interests in XTO Energy Canada.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Synthetic crude oil realizations decreased by $11.82 per barrel, generally in line with WTI. Average bitumen realizations increased by $4.47 per barrel. Higher bitumen realizations were primarily driven by the narrowing of the WTI/WCS spread, partially offset by lower marker prices.

Volumes – Higher volumes were primarily driven by increased plant capacity utilization and mine equipment productivity at Kearl, and annual turnaround timing and duration at Syncrude, partially offset by steam cycle timing and planned turnaround activity at Cold Lake.

Identified Items1 – Prior year third quarter results included favourable identified items1 related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Includes lower operating expenses of about $160 million, and favourable foreign exchange impacts of about $80 million.

[1] non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Marker prices and average realizations

	Third Quarter
Canadian dollars, unless noted	2023	2022
West Texas Intermediate (US$ per barrel)	82.32	91.43
Western Canada Select (US$ per barrel)	69.39	71.53
WTI/WCS Spread (US$ per barrel)	12.93	19.90
Bitumen (per barrel)	86.05	81.58
Synthetic crude oil (per barrel)	112.98	124.80
Average foreign exchange rate (US$)	0.75	0.77
Production

	Third Quarter
thousands of barrels per day	2023	2022
Kearl (Imperial's share)	209	193
Cold Lake	128	150
Syncrude (a)	75	62

Kearl total gross production (thousands of barrels per day)	295	271
(a)In the third quarter of 2023, Syncrude gross production included about 0 thousand barrels per day of bitumen and other products (2022 - 7 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by increased plant capacity utilization and mine equipment productivity.

Lower production at Cold Lake was primarily driven by steam cycle timing and planned turnaround activity.

Higher production at Syncrude was primarily driven by annual turnaround timing and duration.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Includes favourable foreign exchange impacts of about $50 million, partially offset by higher turnaround impacts of about $50 million reflecting the planned turnaround activities at Sarnia refinery.

IMPERIAL OIL LIMITED
Refinery utilization and petroleum product sales

	Third Quarter
thousands of barrels per day, unless noted	2023	2022
Refinery throughput	416	426
Refinery capacity utilization (percent)	96	100
Petroleum product sales	478	484

Lower refinery throughput in the third quarter of 2023 reflects the impact of planned turnaround activities at Sarnia refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars
Corporate and other

	Third Quarter
millions of Canadian dollars	2023	2022
Net income (loss) (U.S. GAAP)	(36)	(21)
Liquidity and capital resources

	Third Quarter
millions of Canadian dollars	2023	2022
Cash flows from (used in):
Operating activities	2,359	3,089
Investing activities	(380)	364
Financing activities	(1,639)	(2,744)
Increase (decrease) in cash and cash equivalents	340	709

Cash and cash equivalents at period end	2,716	3,576

Cash flows from operating activities primarily reflect lower Downstream margins.

Cash flows used in investing activities primarily reflect the absence of proceeds from the sale of interests in XTO Energy Canada.

Cash flows used in financing activities primarily reflect:

	Third Quarter
millions of Canadian dollars, unless noted	2023	2022
Dividends paid	292	227
Per share dividend paid (dollars)	0.50	0.34
Share repurchases (a)	1,342	1,512
Number of shares purchased (millions) (a)	17.5	25.2
(a)Share repurchases were made under the company's normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid.

IMPERIAL OIL LIMITED
Nine months 2023 vs. nine months 2022

	Nine Months
millions of Canadian dollars, unless noted	2023	2022
Net income (loss) (U.S. GAAP)	3,524	5,613
Net income (loss) per common share, assuming dilution (dollars)	6.04	8.58
Net income (loss) excluding identified items¹	3,524	5,405

Prior year results included favourable identified items1 of $208 million related to the company's gain on the sale of interests in XTO Energy Canada.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Lower bitumen realizations were primarily driven by lower marker prices and the widening WTI/WCS spread. Average bitumen realizations decreased by $25.31 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $23.87 per barrel, generally in line with WTI.

Volumes – Lower volumes were primarily driven by steam cycle timing at Cold Lake, and the absence of XTO Energy Canada production, partially offset by improved reliability and absence of extreme cold weather at Kearl.

Royalty – Lower royalties were primarily driven by weakened commodity prices.

Identified Items1 – Prior year results included favourable identified items1 related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Includes favourable foreign exchange impacts of about $400 million, and lower operating expenses of about $220 million, primarily due to lower energy prices.
Marker prices and average realizations

	Nine Months
Canadian dollars, unless noted	2023	2022
West Texas Intermediate (US$ per barrel)	77.29	98.25
Western Canada Select (US$ per barrel)	59.67	82.60
WTI/WCS Spread (US$ per barrel)	17.62	15.65
Bitumen (per barrel)	68.70	94.01
Synthetic crude oil (per barrel)	105.65	129.52
Average foreign exchange rate (US$)	0.74	0.78

[1] non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Production

	Nine Months
thousands of barrels per day	2023	2022
Kearl (Imperial's share)	182	162
Cold Lake	134	145
Syncrude (a)	72	74

Kearl total gross production (thousands of barrels per day)	257	228
(a)In 2023, Syncrude gross production included about 1 thousand barrels per day of bitumen and other products (2022 - 4 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by improved reliability as a result of the successful rollout of the winterization strategy, the absence of extreme cold weather, increased plant capacity utilization, and mine equipment productivity.

Lower production at Cold Lake was primarily driven by steam cycle timing.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Favourable foreign exchange impacts of about $240 million and improved volumes of about $140 million, partially offset by higher turnaround impacts of about $300 million, associated with the planned turnaround activities at the Strathcona and Sarnia refineries.
Refinery utilization and petroleum product sales

	Nine Months
thousands of barrels per day, unless noted	2023	2022
Refinery throughput	407	413
Refinery capacity utilization (percent)	94	96
Petroleum product sales	469	471
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Nine Months
millions of Canadian dollars	2023	2022
Net income (loss) (U.S. GAAP)	(71)	(98)
Liquidity and capital resources

	Nine Months
millions of Canadian dollars	2023	2022
Cash flows from (used in):
Operating activities	2,423	7,685
Investing activities	(1,283)	(145)
Financing activities	(2,173)	(6,117)
Increase (decrease) in cash and cash equivalents	(1,033)	1,423

Cash flows from operating activities primarily reflect unfavourable working capital impacts, including an income tax catch-up payment of $2.1 billion, as well as lower Upstream realizations and Downstream margins.

Cash flows used in investing activities primarily reflect the absence of proceeds from the sale of interests in XTO Energy Canada, and higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Nine Months
millions of Canadian dollars, unless noted	2023	2022
Dividends paid	815	640
Per share dividend paid (dollars)	1.38	0.95
Share repurchases (a)	1,342	4,461
Number of shares purchased (millions) (a)	17.5	66.6
(a)Share repurchases were made under the company's normal course issuer bid program. In the second quarter of 2022, share repurchases were made under the company's substantial issuer bid that commenced on May 6, 2022 and expired on June 10, 2022. Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid, and by way of a proportionate tender under the company's substantial issuer bid.

On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program during the third quarter and, subsequent to the end of the third quarter, the program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.

On October 27, 2023, the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.

IMPERIAL OIL LIMITED
Contractual obligations

As previously communicated, in the second quarter of 2023, the company entered into a long-term purchase agreement with a third party for about $3 billion. It has no impact on the 2023 and 2024 obligations disclosed in Imperial's 2022 annual report on Form 10-K. The company does not believe that the increased obligation will have a material effect on Imperial's operations, financial condition or financial statements.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, the company’s intention to initiate a substantial issuer bid, including the size, structure, timing for determining the terms, pricing and commencement, and ExxonMobil’s intent to make a proportionate tender; the continued evaluation of the share purchase program in context of overall capital activities; references to the use of derivative instruments and effectiveness of risk mitigation; and the company’s belief that the commitment related to the long-term purchase agreement will not have a material effect on the company’s operations, financial condition or financial statements.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning demand growth and energy source, supply and mix; production rates, growth and mix; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, that the necessary exemptive relief to proceed with the substantial issuer bid under applicable securities laws will be received on the timeline anticipated, and ExxonMobil making a proportionate tender in connection with the substantial issuer bid; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; capital and environmental expenditures; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, and the occurrence of wars; the receipt, in a timely manner, of regulatory and third-party approvals, including for the company’s substantial issuer bid;availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers; environmental risks inherent in oil and gas exploration and production activities; political or regulatory events, including changes in law or government policy; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents, including increased reliance on remote working arrangements; currency exchange rates; general economic conditions; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form 10-K and subsequent interim reports.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the nine months ended September 30, 2023, does not differ materially from that discussed on page 32 of the company’s annual report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
July 2023
(July 1 - July 31)	2,283,731	66.72	2,283,731	26,923,904
August 2023
(August 1 - August 31)	5,923,101	74.12	5,923,101	21,000,803
September 2023
(September 1 - September 30)	9,278,768	80.91	9,278,768	11,722,035
(a)On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated its share purchases under the normal course issuer bid program during the third quarter and, subsequent to the end of the third quarter, the program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.
On October 27, 2023, the company announced its intention to launch a substantial issuer bid pursuant to which the company will offer to purchase for cancellation up to $1.5 billion of its common shares. The substantial issuer bid will be made through a modified Dutch auction, with a tender price range to be determined by the company at the time of commencement of the offer. Shares may also be tendered by way of a proportionate tender, which will result in a shareholder maintaining their proportionate share ownership. ExxonMobil has advised Imperial that it intends to make a proportionate tender in connection with the offer in order to maintain its proportionate share ownership at approximately 69.6 percent following completion of the offer. Nothing in this report shall constitute an offer to purchase or a solicitation of an offer to sell any shares.
The company will continue to evaluate its share purchase program in the context of its overall capital activities. Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended September 30, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	October 31, 2023	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	October 31, 2023	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary