Form 10-K
period 2023-12-31
IMPERIAL OIL LTD
filed 2024-02-28
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Common Shares (without par value)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
As of the last business day of the 2023 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $12,036,565,437 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 15, 2024, was 535,836,803.

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. Note that numbers may not add due to rounding.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, biofuel, hydrogen, and other future plans to reduce emissions and emission intensity of the company, its affiliates and third parties are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the improvement of recovery through experimental operations; the development drilling program at Cold Lake; the timing, cost, efficiency and production of the Leming SAGD and Grand Rapids Phase 1 projects at Cold Lake, and associated emissions intensity reductions; the evaluation and pace of the Aspen project; the timing, pace and results from the EBRT field pilot; the continued evaluation of other oil sands leases; future activities with respect to Beaufort Sea licences; the ability for autonomous operations at Kearl to continue capturing productivity improvements, reducing cost and enhancing safety; the impact of the Kearl Boiler Flue Gas heat recovery unit on reducing greenhouse gas emissions; reduced greenhouse gas emissions from LASER technology at Cold Lake; the ability of rail infrastructure to mitigate pipeline capacity constraints; human capital resources strategy and impact; the measures required to comply with environmental regulations; anticipated capital and operating expenditures, including with respect to environmental protection; the structure and effectiveness of the cybersecurity program; continued evaluation of the company’s share purchase program; being well positioned to participate in substantial investments to develop Canadian energy supplies and reduce commodity price risk; the company’s long-term business outlook including demand, supply and energy mix and pathways related to greenhouse gas emissions; the impact of participation in the Pathways alliance; Imperial’s company-wide net-zero goal by 2050 (Scope 1 and 2) and the company’s greenhouse gas emissions intensity goal for 2030 for its oil sands operations; the extent of ongoing effects of global events affecting supply and demand, including inflation, and the company’s ability to mitigate cost impacts in all price environments; upstream focus on optimization within existing assets, cost reduction opportunities and productivity enhancements; the ability of the company’s current investment strategy of value and select volume growth to deliver robust returns and support long term growth; continued evaluation of opportunities such as rail shipments and pace of the Aspen project; segment growth, competitive strategies and benefits from an integrated business model; the impact of Downstream strategies and competitive position; the timing, production and emissions reductions from the renewable diesel facility at Strathcona; potential impacts from environmental risks, carbon policy, climate related regulations and biofuels mandates; Chemical competitive position and the benefits from integration with the Sarnia refinery and relationship with ExxonMobil; capital structure and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; expected full year capital expenditures of about $1.7 billion for 2024; earnings sensitivities; risks associated with use of derivative instruments; the impact of any pending litigation, accounting standards and unrecognized tax benefits; the effectiveness of the company’s compensation plan in long term performance and mitigating risk; standardized measures of discounted future cash flows; the effectiveness of the company's corporate governance practices, including with respect to risk management and oversight; and the progress and impact of various initiatives including with E3 Lithium and using renewable diesel at Kearl.
Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; commodity prices and foreign exchange rates; production rates, growth and mix across various assets; production life, resource recoveries and reservoir performance; project plans, timing, costs, technical evaluations and capacities, and the company’s ability to effectively execute on these plans and operate its assets, including its investment in the renewable diesel complex at Strathcona, the Leming, Grand Rapids and LASER projects at Cold Lake, and autonomous operations at Kearl; the adoption and impact of new facilities or technologies on reductions to GHG emissions intensity, including technologies using solvents to replace energy intensive steam at Cold Lake, the EBRT project, boiler flue gas technology at Kearl, Strathcona renewable diesel, carbon capture and storage including in connection with hydrogen for the renewable diesel project, recovery technologies and efficiency projects, and any changes in the scope, terms, or costs of such projects; that any required support from policymakers and other stakeholders for various new technologies such as carbon capture and storage will be provided; for renewable diesel, the availability and cost of locally-sourced and grown feedstock and the supply of renewable diesel to British Columbia in connection with its low-carbon fuel legislation; the amount and timing of emissions reductions, including the impact of lower carbon fuels; performance of third party service providers;

receipt of regulatory and third party approvals in a timely manner, especially with respect to large scale emissions reduction projects; applicable laws and government policies, including with respect to climate change, GHG emissions reductions and low carbon fuels; refinery utilization and product sales; the ability to offset any ongoing inflationary pressures; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; progression of COVID-19 and its impacts on Imperial’s ability to operate its assets; capital and environmental expenditures; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; and general market conditions could differ materially depending on a number of factors.
These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws including taxes on share repurchases; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; environmental risks inherent in oil and gas activities; government policies supporting lower carbon investment opportunities; failure, delay or uncertainty regarding supportive policy and market development for the adoption of emerging lower-emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies that will help the company meet its lower emissions goals; third-party opposition to company and service provider operations, projects and infrastructure; availability and allocation of capital; availability and performance of third-party service providers; unanticipated technical or operational difficulties; management effectiveness and disaster response preparedness; project management and schedules and timely completion of projects; transportation for accessing markets; commercial negotiations; unexpected technological developments; the results of research programs and new technologies, the ability to bring new technologies to commercial scale on a cost-competitive basis, and the competitiveness of alternative energy and other emission reduction technologies; reservoir analysis and performance; the ability to develop or acquire additional reserves; operational hazards and risks; cybersecurity incidents; currency exchange rates; the occurrence, pace, rate of recovery and effects of public health crises, including the responses from governments; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in "Item 1A Risk factors" and "Item 7 Management’s discussion and analysis of financial condition and results of operations" in this annual report on Form 10-K.
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
Forward-looking and other statements regarding Imperial's environmental, social and other sustainability efforts and aspirations are not an indication that these statements are material to investors or require disclosure in the company's filings with securities regulators. In addition, historical, current and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
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
Actions needed to advance the company’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on the ExxonMobil’s Global Outlook (the Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. However, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world or the company, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and the Company’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by the company. Individual projects or opportunities may advance based on a number of factors, including availability of supportive policy, permitting, technological advancement for cost-effective abatement, insights from the company planning process, and alignment with partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our corporate plan; however, actual investment levels will be subject to the availability of the opportunity set, public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

PART I
Item 1. Business

Imperial Oil Limited was incorporated under the laws of Canada in 1880 and was continued under the Canada Business Corporations Act (the "CBCA") by certificate of continuance dated April 24, 1978. The head and principal office of the company is located at 505 Quarry Park Boulevard S.E., Calgary, Alberta, Canada T2C 5N1. Exxon Mobil Corporation ("ExxonMobil") owns approximately 69.6 percent of the outstanding shares of the company. In this report, unless the context otherwise indicates, reference to the "company" or "Imperial" includes Imperial Oil Limited and its subsidiaries, and reference to ExxonMobil includes Exxon Mobil Corporation and its affiliates, as appropriate.
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
Operating data and financial information about the company’s business segments are contained in this report under the following: "Management’s discussion and analysis of financial condition and results of operations" and the "Financial section" under note 2 to the consolidated financial statements: "Business segments".

Upstream
Disclosure of reserves
Summary of oil and gas reserves at year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2023, as detailed in the "Supplemental information on oil and gas exploration and production activities" in the "Financial section" of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ended December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2023 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	—	53	242	1,706	1,957
Undeveloped	—	8	112	105	218
Total net proved	—	61	354	1,811	2,175
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
Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2023 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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

Preparation of reserves estimates
Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with the U.S. Securities and Exchange Commission rules and regulations, review of annual changes in reserves estimates and the reporting of the company’s proved reserves. This group also maintains the official reserves estimates for Imperial’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.
The reserves management group maintains a central database containing the company’s official reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations, commercial and market assessments, analysis of well and field performance, and long-standing approval guidelines. No changes may be made to reserves estimates in the central database, including the addition of any new initial reserves estimates or subsequent revisions, unless those changes have been thoroughly reviewed and evaluated by duly authorized personnel within the base operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and endorsement by the operating organization and the reserves management group, culminating in reviews with and approval by senior management and the company’s board of directors.
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 21 years of petroleum industry experience, including 12 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 18 persons with an average of 14 years of relevant technical experience in evaluating reserves, of whom 17 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 15 persons with an average of 9 years of relevant experience in evaluating and managing the evaluation of reserves.
Proved undeveloped reserves
As at December 31, 2023, approximately 10 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 218 million oil-equivalent barrels. Proved undeveloped reserves are associated with Syncrude, Kearl and Cold Lake. This compared to 240 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2022. The decrease of 22 million oil-equivalent barrels of proved undeveloped reserves is mainly attributed to the migration of Cold Lake proved undeveloped reserves to proved developed reserves following infill development drilling and the start-up of the Grand Rapids Phase 1 project.
As at December 31, 2023 there were no proved undeveloped reserves that have remained undeveloped for five years or more.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $391 million during the year to progress the development of proved undeveloped reserves at Cold Lake, Kearl and Syncrude. These investments represented about 35 percent of the $1,108 million in total reported Upstream capital and exploration expenditures.

Oil and gas production, production prices and production costs
Reference is made to the portion of the "Financial section" entitled "Management’s discussion and analysis of financial condition and results of operations" of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended December 31, 2023 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2023	2022	2021
Bitumen:
Kearl:	- gross (b)	191	172	186
	- net (c)	177	157	178
Cold Lake:	- gross (b)	135	144	140
	- net (c)	106	106	114
Total bitumen:	- gross (b)	326	316	326
	- net (c)	283	263	292
Synthetic crude oil (d):	- gross (b)	76	77	71
	- net (c)	67	63	62
Liquids (e):	- gross (b)	5	9	11
	- net (c)	5	9	10
Total:	- gross (b)	407	402	408
	- net (c)	355	335	364
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

Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2023 are set forth below. All reported production volumes were from Canada and are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit. Reference is made to the portion of the "Financial section" entitled "Management’s discussion and analysis of financial condition and results of operations" of this report for a narrative discussion on the material changes.

millions of cubic feet per day (a)	2023	2022	2021
Gross production (b) (c)	33	85	120
Net production (c) (d) (e)	32	83	115
Net production available for sale (f)	11	50	81
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

thousands of barrels per day (a)	2023	2022	2021
Total production oil-equivalent basis:
–gross (b)	413	416	428
–net (c)	360	349	383
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2023 were as follows.

Canadian dollars per barrel	2023	2022	2021
Bitumen	67.42	84.67	57.91
Synthetic crude oil	105.57	125.46	81.61
Liquids (a)	59.30	93.77	59.41
Canadian dollars per thousand cubic feet
Natural gas	2.58	5.69	3.83
(a)Liquids include crude oil, condensate and NGLs.
In 2023, Imperial's average Canadian dollar realization for bitumen decreased generally in line with Western Canada Select (WCS). The company's average Canadian dollar realizations for synthetic crude oil decreased generally in line with West Texas Intermediate (WTI), adjusted for changes in exchange rates and transportation costs and reflect a premium over WTI driven by supply and demand.
In 2022, Imperial’s average Canadian dollar realization for bitumen increased generally in line with Western Canada Select (WCS). The company’s average Canadian dollar realizations for synthetic crude oil increased generally in line with West Texas Intermediate (WTI), adjusted for changes in exchange rates and transportation costs and reflect a premium over WTI driven by supply and demand.
Average unit production costs

Canadian dollars per barrel	2023	2022	2021
Bitumen	32.41	39.05	29.06
Synthetic crude oil	62.57	68.00	61.97
Total oil-equivalent basis (a)	38.51	44.02	34.32
(a)Includes liquids, bitumen, synthetic crude oil and natural gas.
In 2023, bitumen unit production costs decreased, primarily driven by lower energy costs and higher Kearl production due to improved reliability, plant capacity utilization, and mine equipment productivity.
In 2023, synthetic crude oil unit production costs decreased, primarily driven by higher net production.
In 2022, bitumen unit production costs increased, primarily driven by higher energy costs.
In 2022, synthetic crude oil unit production costs increased, primarily driven by higher energy costs.

Drilling and other exploratory and development activities
The company has been involved in the exploration for and development of crude oil and natural gas in Canada only.
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2023.

wells	2023	2022	2021
Net productive exploratory	—	—	—
Net dry exploratory	—	—	—
Net productive development	32	24	13
Net dry development	—	—	—
Total	32	24	13
In 2023, wells drilled to add productive capacity include 32 development wells at Cold Lake.
In 2022, wells drilled to add productive capacity include 24 development wells at Cold Lake.
Wells drilling
At December 31, 2023, the company was drilling the following development wells to add productive capacity at Cold Lake. All wells were located in Canada.

	2023
Wells	Gross	Net
Total	11	11
Exploratory and development activities regarding oil and gas resources

Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2023, additional wells were drilled on existing phases, as well as development drilling to add productive capacity. In 2024, a development drilling program is planned within the approved development area to add productive capacity. Additionally, in 2022, the company approved the budget for the Leming Steam-Assisted Gravity Drainage (SAGD) project that will re-develop the original pilot area of the Cold Lake field, with development activities having commenced in 2023 and start-up planned in 2025.
In August 2018, Imperial received regulatory approval from the Alberta Energy Regulator for an expansion project at Cold Lake to develop the Grand Rapids interval using Solvent Assisted - Steam Assisted Gravity Drainage (SA-SAGD) technology, capable of producing 50,000 barrels per day before royalties. The company is developing the Grand Rapids reservoir through capital-efficient investments that make use of available steam capacity from existing plants, with the initial phase of Grand Rapids development planned as an extension from the Nabiye plant. In April 2022, the Grand Rapids Phase 1 (GRP1) project was approved by the company's board with a forecasted average production of 15,000 barrels per day before royalties. The initial steam injection phase started in December 2023 and is expected to last until the end of the first quarter of 2024, with production ramping up over the following months.
The company also conducts experimental pilot operations to improve recovery of bitumen from wells by means of new drilling, production or recovery techniques.

Aspen and other in-situ oil sands activities
In October 2018, the company received regulatory approval for the Aspen SA-SAGD project from the Alberta Energy Regulator. Development was proposed to occur in two phases, each producing about 75,000 barrels per day, before royalties. The first phase of the project was approved by the company’s board, and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018. In March 2019, the company slowed the pace of development given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. Although the Government of Alberta repealed the regulatory authority for imposing temporary production curtailments at the end of 2021, major investment remains on hold due to continued market uncertainty. Aspen’s project pace will continue to be evaluated and remains an important opportunity for Imperial. The Enhanced Bitumen Recovery Technology (EBRT) field pilot on the Aspen lease received funding approval in 2023, with development work underway for pilot startup by 2027. The pilot will test technology that has the potential to deliver higher bitumen production rates and lower greenhouse gas emissions as compared to industry average SAGD operations.

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
Beaufort Sea
The company holds a 25 percent interest in two exploration licences in the Beaufort Sea. In 2016, the Federal Government of Canada declared Arctic waters off limits to new offshore oil and gas licences for five years subject to review at the end of that period. Existing licences were not impacted. In June 2019, the Federal Government approved selective changes to the Canada Petroleum Resources Act to prohibit and freeze the existing licences. In 2023, the Western Arctic - Tariuq (Offshore) Accord was signed and prohibition was extended to December 31, 2028. The Federal Government plans to co-develop a climate and marine science-based review of the moratorium. The company continues to hold the licences while maintaining community engagement and participation in the process.
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
During 2023, the company’s share of Kearl’s net bitumen production was about 177,000 barrels per day and gross production was about 191,000 barrels per day.
Total gross production for Kearl was about 270,000 barrels per day (191,000 barrels Imperial’s share), up 28,000 barrels per day (19,000 barrels Imperial's share) compared to 2022, as a result of improved reliability, plant capacity utilization, and mine equipment productivity.
In 2023, Kearl completed its multiyear program to convert its 81 haul trucks to autonomous operation. Imperial is now one of the largest autonomous mine fleet operators in the world and continues to capture productivity improvements while also reducing costs and further enhancing operational safety.
In 2023, the company successfully completed its multiyear program to install six Boiler Flue Gas units. This technology recovers waste heat from a boiler’s combustion exhaust to preheat process water and reduce greenhouse gas emissions.
Cold Lake
Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
In 2023, net bitumen production at Cold Lake was about 106,000 barrels per day. The gross production was about 135,000 barrels per day, which is a decrease of about 9,000 barrels per day compared to 2022.
Cold Lake continues to utilize its commercial application of Liquid Addition to Steam for Enhanced Recovery (LASER), with the technology now being applied to approximately 15 percent of production, resulting in reduced greenhouse gas emissions compared to traditional Cyclic Steam Stimulation (CSS) technology.
Grand Rapids Phase 1 (GRP1) will be the first SA-SAGD project in the industry and is expected to reduce greenhouse gas emissions intensity by up to 40 percent compared to existing CSS technology. The initial steam injection phase started in December 2023 and is expected to last until the end of the first quarter of 2024, with production ramping up over the following months.
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
In 2023, the company’s share of Syncrude’s net production was about 67,000 barrels per day. The gross production was about 76,000 barrels per day, which is a decrease of about 1,000 barrels per day compared to 2022.
The Province of Alberta, in its capacity as lessor of Kearl, Cold Lake, and Syncrude oil sands leases, is entitled to a royalty on production. Royalties are subject to the oil sands royalty regulations which are based upon a sliding scale determined largely by the price of crude oil.

Oil and gas properties, wells, operations and acreage
Production wells
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2023 and December 31, 2022, is disclosed in the following table. The statistics in the table are determined in part from information received from other operators. The total number of wells decreased in 2023 primarily due to the shut-in of multiple non-economical wells.

	Year ended December 31, 2023				Year ended December 31, 2022
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,084	4,080	2,411	770	4,277	4,264	2,419	774
(a)Gross wells are wells in which the company owns a working interest.
(b)Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.
(c)Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2023, the company had an interest in 12 gross wells with multiple completions (2022 - 12 gross wells).

Land holdings
At December 31, 2023 and December 31, 2022, the company held the following oil and gas rights, and bitumen and synthetic crude oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2023	2022	2023	2022	2023	2022
Western provinces (a):
Liquids and gas	- gross (b)	422	441	185	185	607	626
	- net (c)	253	260	135	135	388	395
Bitumen	- gross (b)	196	196	584	584	780	780
	- net (c)	182	182	255	255	437	437
Synthetic crude oil	- gross (b)	119	119	100	100	219	219
	- net (c)	30	30	25	25	55	55
Canada lands (d):
Liquids and gas	- gross (b)	2	2	1,803	1,803	1,805	1,805
	- net (c)	2	2	496	495	498	497
Atlantic offshore:
Liquids and gas	- gross (b)	65	65	146	146	211	211
	- net (c)	6	6	22	22	28	28
Total (e):	- gross (b)	804	823	2,818	2,818	3,622	3,641
	- net (c)	473	480	933	932	1,406	1,412
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
The company holds interests in an additional 388,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas.
Crude oil and natural gas leases and licences from the western provinces have exploration periods ranging from 2 to 15 years and are continued beyond that point by proven production capability.
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
Transportation
The company currently transports its crude oil production and third-party crude oil required to supply refineries by contracted pipelines, common carrier pipelines and rail. The company has rail infrastructure to mitigate pipeline capacity constraints.
Refining
The company owns and operates three refineries, which process predominantly Canadian crude oil. The company purchases finished products to supplement its refinery production.
The approximate average daily volumes of refinery throughput and utilization during the three years ended December 31, 2023, and the daily rated capacities of the refineries as at December 31, 2023, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2023	2022	2021	2023
Strathcona, Alberta	186	195	172	197
Sarnia, Ontario	110	113	106	123
Nanticoke, Ontario	111	110	101	113
Total	407	418	379	433
Utilization of refinery capacity (percent)	94	98	89
(a)Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(b)Refining capacity data is based on 100 percent of rated refinery process unit stream-day capacities to process inputs to atmospheric distillation units under normal operating conditions, less the impact of shutdowns for regular repair and maintenance activities, averaged over an extended period of time.

2023
Lower refinery throughput in 2023 primarily reflects the impact of planned turnaround activities at Strathcona and Sarnia refineries.
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
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2023, there were about 2,500 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
The company also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases / sales contracts with the same counterparty) sold during the three years ended December 31, 2023, are set out in the following table.

thousands of barrels per day	2023	2022	2021
Gasolines	228	229	224
Heating, diesel and jet fuels	176	176	160
Lube oils and other products	43	47	45
Heavy fuel oils	24	23	27
Net petroleum product sales	471	475	456
In 2023, lower petroleum product sales were primarily driven by lower wholesale customer volume.
In 2022, improved petroleum product sales primarily reflects increased demand.
Chemical
The company’s Chemical operations manufacture and market benzene, aromatic and aliphatic solvents, plasticizer intermediates, polyethylene resin, and markets refinery grade propylene. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.
The company’s total petrochemical sales volumes during the three years ended December 31, 2023, were as follows.

thousands of tonnes	2023	2022	2021
Total petrochemical sales	820	842	831
In 2023, sales volumes decreased primarily due to planned maintenance activities.
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
Talent development begins with recruiting exceptional candidates and continues with individually planned experiences and training designed to facilitate broad development and a deep understanding of the company's business across the business cycle. The company’s compensation is market competitive, long-term oriented, and highly differentiated by individual performance. In addition, benefits and workplace programs support the company’s talent management approach, and are designed to attract and retain employees for a long-term career. Overall, this multifaceted approach has resulted in strong employee retention.
Imperial views diversity as an opportunity. The company encourages and respects diversity of thought, ideas, and perspective in its workforce. The company considers diversity through all stages of employment including recruitment, training and development of its employees. The company’s goal is to reflect the mix and diversity of the communities where it operates, and it continues to focus on diverse representation at all levels of the organization.
The number of regular employees was about 5,300 at the end of 2023 (2022 - 5,300, 2021 - 5,400). Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full-time or part-time for the company and are covered by the company’s benefit plans and programs.
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
Approval of large energy projects may be impacted by the environmental assessment framework under Canada's Impact Assessment Act (IAA). The IAA includes broader consideration for social, health, and gender-based impacts, the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050), reliance on strategic and regional assessments and adjusted regulatory review timelines. In October 2023, the Supreme Court of Canada ruled that the new federal assessment scheme was unconstitutional in part. Legislative and regulatory amendments have yet to be made to address this decision. The impact of this legislation and its expected amendments is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects and project expansions.
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
As discussed in "Item 1A. Risk factors” in this report, compliance with existing and potential future government regulations, including environmental regulations, may have material effects on the capital expenditures, earnings, and competitive position of the company. Imperial takes new and ongoing measures throughout its operations each year to prevent and minimize the impact of its operations on air, land and water. These include significant investments in refining infrastructure and technology to manufacture clean fuels, continued evaluation and implementation of new technologies to reduce greenhouse gas emissions, adherence to federal and provincial greenhouse gas emissions reduction and reporting programs, enhanced water and land management, and expenditures for asset retirement obligations. In the past five years, the company has made capital and operating expenditures of about $5.6 billion on environmental protection and facilities. In 2023, the company’s environmental capital and operating expenditures totalled approximately $1.7 billion, which was spent primarily on activities to protect the air, land and water, including remediation projects. Environmental expenditures are expected to increase to approximately $1.9 billion in 2024, with capital expenditures expected to account for approximately 52 percent of the total. Costs for 2025 are anticipated to be approximately $1.5 billion, with capital expenditures expected to account for approximately 43 percent of the total.

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
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2023 gas production rates.
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
Different royalties are imposed by the Government of Canada and each of the producing provinces. Royalties imposed on crude oil, natural gas and natural gas liquids vary depending on a number of parameters, including well production volumes, selling prices and recovery methods. For information with respect to royalties for Kearl, Cold Lake and Syncrude, see "Upstream" section entitled "Present activities" under Item 1.

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
Supply and demand
The oil, gas, fuels and petrochemical businesses are fundamentally commodity businesses. This means the company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Commodity prices have been volatile, and the company expects that volatility to continue. Any material decline in crude oil prices could have a material adverse effect on the company’s Upstream operations, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on the company's Downstream margins, depending on the market conditions for refined products. The company's pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, and lower-emission fuels also depends on the growth and development of markets for those products and services, including implementation of supportive government policies and developments in technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A. The company may also be impacted by changes in other commodities the company utilizes, such as prices and availability of feedstocks for lower-emission fuels including renewable diesel.
Economic conditions
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that affect general economic conditions such as changes in population growth rates, government regulation or austerity programs, trade tariffs or broader breakdowns in global trade, security or public health issues and responses, the inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, other events or conditions that impair the functioning of financial markets and institutions also pose risks to the company.
Other demand-related factors
Factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact the company’s results include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for the company's products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of, or government policy support for, alternative energy sources; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage or other critical areas that make wind, solar, hydrogen, nuclear or other alternatives more competitive for power generation; changes in consumer preferences for the company’s products, including consumer demand for alternative fueled or electric transportation or alternatives to plastic products; broad-based changes in personal income levels, interest rates and inflation; and security or public health issues and responses such as epidemics and pandemics. See also "Climate change, energy transition and greenhouse gas restrictions" below.

Other supply-related factors
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of and adherence by participating countries or others to production quotas established by OPEC or "OPEC+" and other agreements among sovereigns; government policies that restrict oil and gas production or exports, or increase associated costs, including actions intended to reduce greenhouse gas emissions and previous Government of Alberta curtailment regulations; the occurrence of wars or hostile actions, including disruption of land or sea transportation routes; natural disasters; trade tariffs or broader breakdowns in global trade; disruptions in competitors’ operations; and unexpected pipeline or rail constraints that may disrupt and have in the past disrupted supplies. For example, Russia's military action in Ukraine has impacted global crude oil and gas supply levels and prices, and continues to contribute to a volatile commodity environment, the duration of which is uncertain. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
Canadian-specific market factors
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. In the past, increased differentials have led the Government of Alberta to enact temporary mandatory production curtailment regulations that imposed production limits on large producers in Alberta such as Imperial. Although the regulatory authority to impose curtailments was repealed at the end of 2021, the use of similar curtailment regulations in the future could have an adverse effect on the company’s business. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Other market factors
Market factors may also result in losses from commodity derivatives and other instruments used to hedge price exposures or for trading purposes. Imperial’s future business results, including cash flows and financing needs, may also be affected by the occurrence, severity, pace and rate of recovery of future public health epidemics or pandemics, the responsive actions taken by governments and others, and the resulting effects on regional and global markets and economies. If the company’s mitigation and response efforts prove insufficient, then large outbreaks of epidemics, pandemics or other health crises at operating sites, particularly in remote locations and where work camps are utilized, could materially impact the company’s personnel and its operations, reducing productivity and increasing costs.
Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, challenges to legislative jurisdiction between different levels of government, third-party opposition to company or infrastructure projects, and duration of regulatory reviews could impact the company’s existing operations and planned projects. This includes actions by policy makers, regulators or other actors to delay or deny necessary licences and permits, or restrict the availability of oil and gas leases or the operation of third-party infrastructure that the company relies on, such as pipelines to transport the company’s upstream production to market or that supply feedstock to the company’s refineries. Additionally, changes in environmental regulations, assessment processes or other laws (including but not limited to in respect of climate change and greenhouse gas emissions), regulatory interpretations that exclude or disfavour the company's products under government policies or programs intended to support new or developing markets or technologies or that are otherwise not technology-neutral, and increasing and expanding consultation with stakeholders and Indigenous communities, may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.
Other government and political factors that could adversely affect the company’s financial results include increases in taxes or government royalty rates (including retroactive claims or punitive taxes on oil, gas and petrochemical operations) and changes in trade policies and agreements. Changes in taxation policy, such as the Government of Canada's proposed tax on repurchases of equity effective from January 1, 2024, could impact the company’s financial results and ability to return surplus cash to shareholders. Further, the adoption of regulations mandating efficiency standards, and the use of alternative fuels or uncompetitive fuel components could affect the company’s operations. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also introducing bans on certain technologies that could impact demand for products, such as the Government of Canada’s regulations to gradually reduce the proportion of permitted sales of new internal combustion engine cars and light trucks from 2026-2034 and ban such sales beginning in 2035. Governments and others are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources, and the success of these initiatives may decrease demand for the company’s products. Actions by policy makers, regulators or others may require changes in the company’s business or strategy that could result in reduced returns.
Governments may establish regulations with respect to the control of the company’s production, such as the Government of Alberta's temporary mandatory production curtailment regulations that were in effect from 2019 through 2021, as discussed in the "Supply and demand" section above. Government intervention in free markets may introduce unintended consequences such as market volatility and uncertainty, misallocation of resources, and erosion of investor confidence.
Environmental risks
All phases of the Upstream, Downstream and Chemical businesses are subject to environmental regulation pursuant to a variety of Canadian federal, provincial, territorial and municipal laws and regulations, as well as international conventions (collectively, "environmental legislation").
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

Regulation of air, water and land
The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy applicable to the company’s oil sands assets, could restrict development in current and future areas of operation. Of note, the first of two court cases brought against the government by Indigenous groups regarding the assessment of cumulative impacts and infringement on exercise of treaty rights in Alberta is scheduled to be heard in 2024. These cases may inform future government decisions and policies regarding land use planning and resource development, and could impact the requirements or willingness to grant regulatory licenses or approvals. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, regional drought, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed or have been implemented at the federal and provincial levels, including sulphur dioxide limits for refineries in Ontario, and could impact existing and planned operations and projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.

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
Regulation of oil sands
The company’s mining operations are subject to tailings management regulations that establish approval, monitoring, reporting and performance criteria for tailings ponds and management plans. A failure or perceived failure to satisfy the requirements or if the company’s tailings management operations do not operate in the manner anticipated by the company or third parties such as the events relating to the environmental protection order at the company’s Kearl operations in 2023 could impact the company's ability to operate its assets, and such impact could be material. Further, the absence or evolving nature of policies and regulations for the timing and closure of tailings ponds, including the approved technologies and methods for closure (such as the use of end pit lakes and water capped tailings), and dam safety directives, regulations, guides and abandonment requirements could have a material impact on conditions for approvals and ultimate mine closure costs. Additionally, successful management and closure requires the release of water to the environment, and although an Alberta water release policy and federal oil sands effluent regulations are being developed, the timing and impact of these regulations is uncertain and the absence of effective regulation could negatively impact the company’s operations and financial results.
Environmental assessments
In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. The Government of Canada's environmental assessment framework under the Impact Assessment Act expands assessment considerations beyond the environment to include social, health, economic, and gender-based impacts and the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050). It also includes a reliance on strategic and regional assessments and adjusted regulatory review timelines. In October 2023, the Supreme Court of Canada ruled that the new federal assessment scheme was unconstitutional in part. Legislative and regulatory amendments have yet to be made to address this decision. The impact of this legislation and its expected amendments is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects and project expansions.
Compliance costs
Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the cessation of operations, imposition of fines and penalties, and liability for clean-up costs and damages.
The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental legislation (including, but not limited to, application of regulations related to air, water, land, biodiversity and waste, such as mine tailings and the production or use of new or recycled plastics) may increase the cost of operation or compliance or reduce or delay available business opportunities. Future changes in environmental legislation and the enforcement of regulations could occur and result in stricter standards and enforcement, larger fines, penalties and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.
Risk Management
There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities, if the company does not manage those risks effectively. Environmental hazards and risks, including severe weather, drought, forest fires and geological events, may impact the company’s operational performance. For example, the company's oil sands operations were particularly affected by extreme cold weather in 2022 and wildfires in 2016. The ability to insure risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts.

Climate change, energy transition and greenhouse gas restrictions
Net-zero scenarios
Driven by concern over the risks of climate change, the provinces and the Government of Canada have adopted or have revised regulatory frameworks to reduce greenhouse gas emissions including emissions from the production and use of oil and gas and their products as well as the use or support for different emission-reduction technologies. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties’ summits under which Canada has endorsed objectives to reduce the atmospheric concentration of carbon dioxide (CO2) over the coming decades, with an ambition ultimately to achieve "net zero". Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net zero, derive from hypothetical scenarios that reflect many assumptions about the future and reflect substantial uncertainties. The company’s actions with respect to the energy transition, including its announced goal, ultimately, to achieve company-wide net-zero emissions (Scope 1 and 2) from its operated assets with continued technology development and policy support, carries risks that the transition, including underlying technologies, policies, and markets as discussed in more detail below, will not be available or develop at the pace or in the manner estimated by current net-zero scenarios. The success of Imperial's strategy for the energy transition will also depend on its ability to recognize key signposts of changes in the global energy system on a timely basis, and the corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on the company's competitive strengths. Imperial’s results may be impacted if the implementation pace and uncertainty of policy reduces the global competitiveness of the Canadian oil and gas industry and the company’s crude oil and refined products.
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

The Government of Alberta obtained federal equivalency for its Technology Innovation and Emissions Reduction Regulation (TIER) that came into effect in 2020 and applies to facilities with CO2 emissions in excess of 100,000 tonnes per year. TIER is designed to reduce emissions by putting a price on nominally 10 percent of a facility’s emissions in 2020. This percentage of priced emissions increased nominally to 11 percent in 2021 and 12 percent in 2022, with the oil sands mining and upgrading facilities increasing to 17 percent in 2021 and 18 percent in 2022. These percentages increase by 2 percent per year for 2023 to 2028 (inclusive), followed by an increase of 4 percent in 2029 and 2030 for the oil sands sector. Further, the Alberta Oil Sands Emissions Limit Act sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on the company’s future oil sands operations in Alberta. With respect to other provinces, Ontario obtained federal equivalency for its Emissions Performance System, which put a price on 8 percent of a facility’s emissions in 2022. The price increased by 2.4 percent in 2023 and will increase by 1.5 percent per year starting in 2024. British Columbia has carbon pricing in place for all industrial emissions, with pricing that matches the federal carbon pricing schedule since 2022. Increases in carbon pricing could adversely impact the company’s operations and financial results unless the company can adapt its operations through technological innovation and investment in a cost-effective manner or meet compliance through offset credits or other mechanisms.
There are also various low carbon fuel standards being developed or already applicable to the company’s products. In 2022, the Government of Canada finalized the Clean Fuel Regulations, which require the reduction in carbon intensity of liquid transportation fuels supplied in Canada starting in July 2023. The regulations require fuel suppliers to reduce the carbon intensity of gasoline and diesel by reducing the GHG emissions within the fossil fuel life cycle, blending in low carbon intensity renewables or fuel switching away from fossil fuels. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement in 2020. Beginning in 2023, the British Columbia government has further increased the carbon intensity reductions to a total of 30 percent by 2030 (compared to the 2010 baseline). Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits.
The Government of Canada's Impact Assessment Act links environmental assessment approvals to climate change-related goals, and has also discussed a goal of establishing legally-binding policies for being carbon-neutral by 2050. Changes and policies related to this act could adversely impact the company’s ability to progress new oil sands projects. Uncertainty exists regarding federal overreach into provincial jurisdiction to implement such changes and policies. In October 2023, the Supreme Court of Canada ruled that the Impact Assessment Act was unconstitutional in part. Legislative and regulatory amendments have yet to be made to address this decision, and the impact of this legislation and its expected amendments is not fully apparent.
International accords and underlying regional and national regulations covering climate change and greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Such laws and policies could make Imperial’s products more expensive and less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current and pending greenhouse gas regulations or policies may also increase compliance and abatement costs including taxes and levies, increase abandonment and reclamation obligations and impact decommissioning timelines, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the market place, could negatively affect the company's returns and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products. Governments may also impose restrictions on production of, or emissions from, oil and gas to the extent they view such measures as a viable approach for pursuing national and global energy and climate policies. For example, in December 2023, the Government of Canada published a regulatory framework to pursue a cap on greenhouse gas emissions from upstream oil and gas activities by 2030. Concern over the risks of climate change may lead governments to make laws applicable to the energy industry progressively more stringent over time. Political and other actors and their agents are also increasingly seeking to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. These actions include delaying or blocking needed infrastructure, utilizing shareholder governance mechanisms against companies or their shareholders or financial institutions in an effort to deter investments in oil and gas activities, and taking other actions intended to promote changes in business strategy for oil and gas companies.
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

In addition, the existence of supportive policies in any jurisdiction is not a guarantee that those policies will continue in the future. The company's operations and planned projects that have been developed with regard to current or anticipated policies may become uneconomic or otherwise adversely impacted if such policies change or are not adopted as anticipated. See also the discussion of "Supply and demand", "Government and political factors" and "Management effectiveness" in this Item 1A.
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
Other business risks
Imperial is reliant on a number of key chemicals, catalysts and third-party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability, capacity or proximity, with respect to pipeline facilities and railcars, could negatively impact the company’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining operations and sales volumes. This includes outages of key third-party infrastructure, such as pipelines servicing the company’s oil sands assets or pipelines supplying feedstock to its refineries, which could impact the company’s ability to operate its assets or limit the ability to deliver production and products to market. A third-party utilities outage could have an adverse impact on the company’s operations and ability to produce.
The company also enters into contractual relationships with suppliers, partners and other counterparties to procure and sell goods and services, and the company’s operations, market position and financial condition may be adversely impacted if these counterparties do not fulfil their obligations. The company may also be adversely affected by the outcome of litigation resulting from its operations or by government enforcement proceedings alleging non-compliance with applicable laws or regulations. Litigation is subject to uncertainty and success is not guaranteed, and the company may incur significant expenses and devote significant resources in defending litigation.
Current and future increases in operating costs such as energy, transportation and materials, including through shipping, supply chain disruptions and inflationary cost pressures, could adversely affect the company’s financial results if it is unable to control or offset these costs. In addition to direct potential impacts on the company's costs and revenues, market factors such as rates of inflation may indirectly impact results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under "Supply and demand". Further, as underlying inflationary pressures remained in Canada and other countries throughout 2023, governments maintained elevated interest rates which may further impact the company through the availability of financing, cost of debt, and exchange rate fluctuations. Additional information regarding the potential future impact of market factors on the company's businesses is included or incorporated by reference under Item 7A Quantitative and qualitative disclosures about market risk in this report.
Operational and other factors
In addition to external economic and political factors, Imperial’s future business results also depend on the company’s ability to manage successfully those factors that are at least in part within its control, including its capital allocation into existing and new businesses. The extent to which the company manages these factors will impact its performance relative to competition. For projects in which the company is not the operator such as Syncrude, Imperial depends on the management effectiveness of one or more co-venturers whom the company does not control.

Project management
The nature of the company’s Upstream, Downstream and Chemical businesses depend on complex, long-term, and capital intensive projects that require a high degree of project management expertise to maximize efficiency. This includes development, engineering, construction, commissioning and ongoing operational activities and expertise. The company’s results are affected by its ability to develop and operate projects and facilities as planned, and by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the company’s ability to obtain the necessary environmental and other regulatory approvals; changes in regulations; the ability to negotiate successfully with joint venturers, partners, governments, suppliers, customers and others; the ability to model and optimize reservoir performance; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the ability to qualify for certain incentives available under supportive government policies for emerging markets and technologies; the impact of general economic, business and market conditions; and the company’s ability to prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project start-up or cause unscheduled downtime.
Operational efficiency
An important component of Imperial’s competitive performance, especially given the commodity-based nature of the company’s business, is the ability to operate efficiently, including the company’s ability to manage expenses and improve production yields on an ongoing basis. This requires continuous management focus, including technological integration and improvements, cost control, productivity enhancements and regular reappraisal of the company’s asset portfolio. The company’s operations and results also depend on key personnel and subject matter expertise, the recruitment, development and retention of high caliber employees, and the availability of skilled labour.
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
Safety, business controls and environmental risk management
The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures and crude oil spills. Imperial’s operations are also subject to the additional hazards of pollution, releases of toxic gas and environmental hazards and risks, including severe weather (such as extreme cold weather events that impacted the company's oil sands operations in early 2022), drought, forest fires and geological events. The company’s results depend on management’s ability to minimize these inherent risks, to effectively control business activities and to minimize the potential for human error. The company applies rigorous management systems, including a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. The company also maintains a disciplined framework of internal controls and applies a controls management system for monitoring compliance with this framework. The company’s upstream and downstream operations may experience loss of production, slowdowns or shutdowns and increased costs due to the failure of interdependent systems, and substantial liabilities and other adverse impacts could result if the company’s management systems and controls do not function as intended.
Cybersecurity
The company is regularly subject to attempted cybersecurity disruptions from a variety of sources, including state-sponsored actors. The company’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions: non-technological measures such as threat information sharing with governmental and industry groups; annual internal training and awareness campaigns including routine testing of employee awareness via mock threats; and an emphasis on resiliency including business response and recovery. See "Item 1C. Cybersecurity" for information on the company's program for managing cybersecurity risks.

The company has limited ability to influence third parties, including the company's partners, suppliers, service providers (including providers of cloud-based services for the company's data or applications) and customers, to implement strong cybersecurity controls, and the company is exposed to potential harm from cybersecurity events that may affect their operations. During 2023, the company responded to several cyber-attacks on suppliers and joint venture partners, none of which caused a material impact to Imperial. The company’s response included giving technical assistance, loaning equipment, and taking additional defensive measures.
If the measures the company is taking to protect against cybersecurity disruptions prove to be insufficient or if the company’s proprietary data is otherwise not protected, the company, as well as its customers, employees or third parties, could be adversely affected. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost or stolen; result in employee, customer or third-party information being compromised; or otherwise disrupt the company’s business operations. The company could incur significant costs to remedy the effects of a major cybersecurity disruption, in addition to costs in connection with resulting regulatory actions, litigation or reputational harm.
Preparedness
The company’s operations have been and in the future may be disrupted by severe weather events, natural disasters, human error, and similar events. The company's facilities are designed, engineered, constructed, and operated to withstand a variety of extreme climatic and other conditions, with safety factors built in to cover a number of uncertainties, including those associated with permafrost stability, temperature extremes, extreme rainfall events, earthquakes and other events. The company's consideration of changing weather conditions and inclusion of safety factors in design covers the engineering uncertainties that climate change and other events may potentially introduce. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its robust facility engineering, rigorous disaster preparedness and response, and business continuity planning.
Reputation
Imperial’s reputation is an important corporate asset. Factors that could have an impact on the company’s reputation include an operating incident or significant cybersecurity disruption; changes in consumer views concerning the company’s products; a perception by the public that the company is not being fully transparent in the sharing of information regarding its operations that is or may be relevant to community decision-making; actions taken by the company's business partners; a perception by investors or others that insufficient progress is being made with respect to the company’s ambition in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; and other adverse events such as those described in this Item 1A. Negative impacts on Imperial’s reputation could, in turn, make it more difficult for the company to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions, Indigenous rights and environmental impact.
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

Item 1B.    Unresolved staff comments

None.

Item 1C.    Cybersecurity

Imperial recognizes the importance of cybersecurity in achieving its business objectives, safeguarding its assets, and managing its daily operations. Accordingly, the company integrates cybersecurity risks into its overall enterprise risk management system. The board of directors oversees the company’s risk management approach and structure, which includes an annual review of the company’s cybersecurity program.

The company’s cybersecurity program is managed by the Canada IT Manager, with support from cross-functional teams led by information technology (IT) and operational technology cybersecurity operations managers in the company and in Exxon Mobil Corporation and its affiliates (collectively, Cybersecurity Operations Managers). The Cybersecurity Operations Managers are responsible for the day-to-day management and effective functioning of the cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents. The Cybersecurity Operations Managers collectively have many years of experience in cybersecurity operations.

IT management provides updates to the company’s senior management throughout the year, covering, as appropriate, the company’s cybersecurity strategy, initiatives, key security metrics, penetration testing and benchmarking learnings, and business response plans, as well as the evolving cybersecurity threat landscape.

The company’s cybersecurity program includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions and leverages industry standard frameworks, including the National Institute of Standards and Technology Cybersecurity Framework. The cybersecurity program incorporates an incident response plan to engage cross-functionally and report cybersecurity incidents to appropriate levels of management based on potential impact. The company conducts annual cybersecurity awareness training and routinely tests cybersecurity awareness and business preparedness for response and recovery, which are developed based on real-world threats. In addition, IT management exchanges threat information with governmental and industry groups and proactively engages independent, third-party cybersecurity experts to test, evaluate and recommend improvements on the effectiveness and resiliency of its cybersecurity program through penetration testing, breach assessments, regular cybersecurity incident drill testing, threat information sharing, and industry benchmarking. The company takes a risk-based approach with respect to its third-party service providers, tailoring processes according to the nature and sensitivity of the data or systems accessed by such third-party service providers and performing additional risk screenings and procedures, as appropriate.

As of the date of this report, the company has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the company including its business strategy, results of operations, or financial condition.

While the company believes its cybersecurity program to be appropriate for managing constantly evolving cybersecurity risks, no program can fully protect against all possible adverse events. For additional information on these risks and potential consequences if the measures the company is taking prove to be insufficient or if the company's proprietary data is otherwise not protected, see “Item 1A. Risk factors: Operational and other factors - Cybersecurity” in this report.

Item 2.    Properties

Reference is made to Item 1 above.

Item 3.     Legal proceedings
Refer to the relevant portions of note 9. "Litigation and other contingencies" of the "Financial section" of this report for additional information on legal proceedings.
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
As of February 15, 2024 there were 9,026 holders of record of common shares of the company.
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
Canada has approved several positions with respect to the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting ("MLI"), which may impact the taxability of dividends and capital gains in Canada if the shareholder’s country of residence has also approved these same positions of the MLI.
During the fourth quarter, the company did not issue or sell any unregistered equity securities.
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 112. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under the "Company executives and executive compensation":
•Entitled "Performance graph" within the "Compensation discussion and analysis" section on page 169 of this report; and
•Entitled "Equity compensation plan information", within the "Compensation discussion and analysis", on page 182 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
October 2023
(October 1 - October 31)	11,722,035	81.72	11,722,035	—
November 2023
(November 1 - November 30)	—	—	—	—
December 2023
(December 1 - December 31)	19,108,280	78.50	19,108,280	—
(a)On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program, and the program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.
(b)On November 3, 2023, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 13, 2023, with the company taking up and paying for 19,108,280 common shares at a price of $78.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial’s issued and outstanding shares at the close of business on October 30, 2023. This included 13,299,349 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

The company will continue to evaluate the renewal of its normal course issuer bid share purchase program in June 2024 in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 7. Management’s discussion and analysis of financial condition and results of operations
Reference is made to the section entitled "Management’s discussion and analysis of financial condition and results of operations" in the "Financial section", starting on page 49 of this report.

Item 7A. Quantitative and qualitative disclosures about market risk
Reference is made to the section entitled "Market risks" in the "Financial section", starting on page 64 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial statements and supplementary data
Reference is made to the table of contents in the "Financial section" on page 43 of this report:
•Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID: 271), Calgary, Canada dated February 28, 2024, beginning with the section entitled "Report of Independent Registered Public Accounting Firm" on page 72 and continuing through note 18, "Divestment activities" on page 107;
•"Supplemental information on oil and gas exploration and production activities" (unaudited) starting on page 108.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 71 of this report for "Management’s report on internal control over financial reporting" and page 72 for the "Report of Independent Registered Public Accounting Firm" on the company’s internal control over financial reporting as of December 31, 2023.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other information
During the three months ended December 31, 2023, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure regarding foreign jurisdiction that prevents inspections
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 112. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled "Nominees for director" on pages 113 to 117 of this report have been nominated for election at the annual meeting of shareholders to be held April 30, 2024. All of the nominees, with the exception of N.A. Hansen, are now directors and have been since the dates indicated. M.R. Crocker is a current director and has chosen not to stand for re-election. K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board on May 2, 2023 as they reached the company's mandatory retirement age for directors.
Reference is made to the section under "Nominees for director":
•"Director nominee tables", on pages 113 to 117 of this report;
Reference is made to the sections under "Corporate governance disclosure":
•"Skills and experience of our board members and nominees", on page 122 of this report.
•"Other public company directorships of our board members and nominees", on page 127 of this report.
•The table entitled "Audit committee" under "Board and committee structure", on page 137 of this report;
•"Ethical business conduct", starting on page 150 of this report;
•"Largest shareholder", on page 154 of this report.
Reference is made to the sections under "Company executives and executive compensation":
•"Named executive officers of the company" and "Other executive officers of the company", on pages 156 to 157 of this report.

Item 11. Executive compensation
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 112. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under "Corporate governance disclosure":
•"Director compensation", on pages 141 to 149 of this report; and
•"Share ownership guidelines of independent directors and chairman, president and chief executive officer", on page 149 of this report.
Reference is made to the following sections under "Company executives and executive compensation":
•"Letter to shareholders", on page 159 of this report; and
•"Compensation discussion and analysis", on pages 158 to 187 of this report.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 112. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Company executives and executive compensation" entitled "Equity compensation plan information", within the "Compensation discussion and analysis" section, on page 182 of this report.
Reference is made to the section under "Corporate governance disclosure" entitled "Largest shareholder", on page 154 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year ended December 31, 2023 is described in the sections under "Nominees for director" starting on page 113, "Director compensation" starting on page 141 and "Company executives and executive compensation" starting on page 156. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares owned and restricted stock units held by each named executive officer, and the incumbent directors and executive officers as a group, as of February 15, 2024.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
B.W. Corson	—	410,400	129,044	59,700
D.E. Lyons	—	114,400	10,780	4,800
S.P. Younger	—	66,100	11,025	10,300
B.A. Jolly	13,498	76,300	—	—
S.L. Evers	2,922	39,600	—	—
Incumbent directors and executive officers as a group (16 people)	40,921	853,450	175,823	225,123
(a)No common shares are beneficially owned by reason of exercisable options. None of these individuals owns more than 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation. The directors and officers as a group own less than 0.01 percent of the outstanding shares of Imperial Oil Limited, and less than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Information not being within the knowledge of the company has been provided by the directors and the executive officers individually.
(b)Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.

Item 13. Certain relationships and related transactions, and director independence
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 112. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Corporate governance disclosure" entitled "Independence of our board members and nominees", on page 123 of this report.
Reference is made to the section under "Corporate governance disclosure" entitled "Transactions with Exxon Mobil Corporation", on page 154 of this report.
As an employee of Exxon Mobil Corporation, M.R. Crocker is deemed a non-independent member of the board of directors and the executive resources committee, safety and sustainability committee, nominations and corporate governance committee and finance committee under the relevant standards. Mr. Crocker has chosen not to stand for re-election. Director nominee N.A. Hansen is an employee of Exxon Mobil Corporation and if elected will also be deemed a non-independent director. As employees of Exxon Mobil Corporation, M.R. Crocker is, and N.A. Hansen will be, independent of the company’s management and able to assist these committees by reflecting the perspective of the company’s shareholders.

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
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2023 and December 31, 2022 were as follows:

thousands of Canadian dollars	2023	2022
Audit fees	2,200	2,190
Audit-related fees	97	92
Tax fees	—	—
All other fees	—	—
Total fees	2,297	2,282
Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2023. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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

PART IV
Item 15. Exhibits, financial statement schedules
Reference is made to the table of contents in the "Financial section" on page 43 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	By-laws of the company (Incorporated herein by reference to Exhibit (3)(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-12014)).

(4)	(vi)	Description of capital stock. (Incorporated herein by reference to Exhibit (4)(vi) of the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 0-12014)).

(10)	(ii)	(1)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement dated June 25, 1984. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(2)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)(A)		(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).
		(4)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2020 and subsequent years, as amended effective November 24, 2020 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 0-12014)).
		(5)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2022 and subsequent years, as amended effective November 29, 2022 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 0-12014)).
		(6)	Amended Short Term Incentive Program, as amended effective December 1, 2023.

(21)
Imperial Oil Resources Limited is incorporated in Alberta, Canada and Canada Imperial Oil Limited is incorporated in Canada, and both are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2023.

(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(97)	SEC Rule 10D-1 Policy for the Recovery of Erroneously Awarded Compensation effective December 1, 2023.

(101)	Interactive Data Files (formatted as Inline XBRL).

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Copies of Exhibits may be acquired upon written request of any shareholder to the vice president, investor relations, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.
Item 16. Form 10-K summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 28, 2024 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

by_____/s/ Bradley W. Corson
(Bradley W. Corson)
Chairman, president and chief executive officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bradley W. Corson	Chairman, president and chief executive officer and director (Principal executive officer)
(Bradley W. Corson)

/s/ Daniel E. Lyons	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)
(Daniel E. Lyons)

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Matthew R. Crocker	Director
(Matthew R. Crocker)

/s/ Sharon R. Driscoll	Director
(Sharon R. Driscoll)

/s/ John N. Floren	Director
(John N. Floren)

/s/ Gary J. Goldberg	Director
(Gary J. Goldberg)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2023	2022	2021
Revenues	50,702	59,413	37,508

Net income (loss):
Upstream	2,512	3,645	1,395
Downstream	2,301	3,622	895
Chemical	164	204	361
Corporate and other	(88)	(131)	(172)
Net income (loss)	4,889	7,340	2,479

Cash and cash equivalents at year-end	864	3,749	2,153
Total assets at year-end	41,199	43,524	40,782

Long-term debt at year-end	4,011	4,033	5,054
Total debt at year-end	4,132	4,155	5,176
Other long-term obligations at year-end	3,851	3,467	3,897

Shareholders’ equity at year-end	22,222	22,413	21,735
Cash flow from operating activities	3,734	10,482	5,476

Per share information (Canadian dollars)
Net income (loss) per common share - basic	8.51	11.47	3.48
Net income (loss) per common share - diluted	8.49	11.44	3.48
Dividends per common share - declared	1.94	1.46	1.03

Frequently used terms
Listed below are definitions of several of the company’s key business and financial performance measures. The definitions are provided to facilitate understanding of the terms and how they are calculated. Certain measures included in this document are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute "non-GAAP financial measures" under Securities and Exchange Commission Regulation G and Item 10(e) of Regulation S-K, and "specified financial measures" under National Instrument 52-112 Non-GAAP and Other Financial Measures Disclosure of the Canadian Securities Administrators.

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
Reconciliation of capital employed

millions of Canadian dollars		2023	2022	2021
From the Consolidated balance sheet

Business uses: asset and liability perspective
Total assets		41,199	43,524	40,782
Less:	Total current liabilities excluding notes and loans payable	(6,482)	(8,776)	(5,432)
	Total long-term liabilities excluding long-term debt	(8,363)	(8,180)	(8,439)
Add:	Imperial’s share of equity company debt	21	25	20
Total capital employed		26,375	26,593	26,931

Total company sources: Debt and equity perspective
Notes and loans payable		121	122	122
Long-term debt		4,011	4,033	5,054
Shareholders’ equity		22,222	22,413	21,735
Add:	Imperial’s share of equity company debt	21	25	20
Total capital employed		26,375	26,593	26,931

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
Components of return on average capital employed

millions of Canadian dollars	2023	2022	2021
From the Consolidated statement of income

Net income (loss)	4,889	7,340	2,479
Financing (after-tax) including Imperial’s share of equity companies	66	55	40
Net income (loss) excluding financing	4,955	7,395	2,519

Average capital employed	26,484	26,762	26,780
Return on average capital employed (percent) – corporate total	18.7	27.6	9.4
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
Reconciliation of cash flows from (used in) operating activities and asset sales

millions of Canadian dollars	2023	2022	2021
From the Consolidated statement of cash flows

Cash flows from (used in) operating activities	3,734	10,482	5,476
Proceeds from asset sales	86	904	81
Total cash flows from (used in) operating activities and asset sales	3,820	11,386	5,557

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
Reconciliation of operating costs

millions of Canadian dollars	2023	2022	2021
From the Consolidated statement of income
Total expenses	44,600	50,186	34,307
Less:
Purchases of crude oil and products	32,399	37,742	23,174
Federal excise tax and fuel charge	2,402	2,179	1,928
Financing	69	60	54
Subtotal	34,870	39,981	25,156
Imperial's share of equity company expenses	76	71	61
Total operating costs	9,806	10,276	9,212

Components of operating costs

millions of Canadian dollars	2023	2022	2021
From the Consolidated statement of income
Production and manufacturing	6,879	7,404	6,316
Selling and general	857	882	784
Depreciation and depletion	1,907	1,897	1,977
Non-service pension and postretirement benefit	82	17	42
Exploration	5	5	32
Subtotal	9,730	10,205	9,151
Imperial's share of equity company expenses	76	71	61
Total operating costs	9,806	10,276	9,212

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

Reconciliation of net income (loss) excluding identified items

millions of Canadian dollars	2023	2022	2021
From the Consolidated statement of income

Net income (loss) (U.S. GAAP)	4,889	7,340	2,479

Less identified items included in Net income (loss)
Gain/(loss) on sale of assets	—	208	—
Subtotal of identified items	—	208	—

Net income (loss) excluding identified items	4,889	7,132	2,479

Management’s discussion and analysis of financial condition and results of operations
Overview
The following discussion and analysis of the company’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Imperial Oil Limited.
The company’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities including carbon capture and storage, and lower-emission fuels.
Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s reportable segments are Upstream, Downstream, Chemicals, and Corporate and other. The company’s integrated business model generally reduces the company’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, the company’s investment decisions are grounded on fundamentals reflected in its long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities. The annual company plan process establishes the economic assumptions used for evaluating investments and sets operating and capital objectives. ExxonMobil's Global Outlook (the Outlook), developed annually, is the foundation for the plan assumptions. Price ranges for crude oil, including price differentials, refinery and chemical margins, volumes, operating costs including greenhouse gas emissions pricing, and foreign currency exchange rates are part of the company plan assumptions developed annually. Company plan volume projections are based on individual field production profiles, which are also updated at least annually. Major investment opportunities are evaluated over a range of potential market conditions. All major investments are reappraised to ensure we learn from our investment decisions, and the development and execution of the project. Lessons learned are incorporated into future projects.
The term "project" as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Business environment
Long-term business outlook
The "Long-term business outlook" is based on Exxon Mobil Corporation’s Global Outlook (the Outlook), which combined with the near-term pathways, is used to help inform the company’s long-term business strategies and investment plans.
The company’s business planning is underpinned by a deep understanding of long-term market fundamentals. These fundamentals include supply and demand trends; the scale and variety of energy needs worldwide; capability, practicality and affordability of energy alternatives, including low-carbon solutions; greenhouse gas emission-reduction technologies; and relevant government policies. The Outlook considers these fundamentals to form the basis for the company’s long-term business planning, investment decisions, and research programs. The Outlook reflects the company’s view of global energy demand and supply through 2050. It is a projection based on current trends in technology, government policies, consumer preferences, geopolitics, and economic development.
The Outlook uses projections and scenarios from reputable third parties such as the International Energy Agency (IEA) and the Intergovernmental Panel on Climate Change (IPCC). Included in the range of these scenarios are: the IPCC likely below 2°C scenarios and three scenarios from the IEA; IEA Stated Policies Scenario (STEPS), which reflects a sector-by-sector assessment of current policy in place or announced by governments; IEA Announced Pledges Scenario (APS), which reflects aspirational government targets met on time and in full; and IEA Net Zero Emissions by 2050 Scenario (NZE), which the IEA describes as extremely challenging, acknowledging that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
Using the company's own experts and third-party sources, the company monitors a variety of signposts that may indicate a potential shift in the energy transition. For example, the regional pace of the transition could be influenced by the cost of new technologies compared to existing or alternative energy sources.
By 2050, the world’s population is projected to be around 9.7 billion people, or about 2 billion more than in 2021. Coincident with this population increase, the Outlook projects worldwide economic growth to average approximately 2.5 percent per year, with economic output growing by around 110 percent by 2050 compared to 2021. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by almost 15 percent from 2021 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)).
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
Under the Outlook, global electricity demand is expected to increase about 80 percent from 2021 to 2050, with developing countries likely to account for over 75 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially to approximately 15 percent of the world’s electricity in 2050, versus approximately 35 percent in 2021, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2021 to 2050, the amount of electricity supplied using natural gas, nuclear power, and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase more than 550 percent, helping total renewables (including other sources, e.g., hydropower) to account for over 80 percent of the increase in electricity supplies through 2050. Total renewables are expected to reach about 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 20 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors, including the cost and availability of various energy supplies and policy developments.
Energy for transportation - including cars, trucks, ships, trains, and airplanes - is expected to increase by over 30 percent from 2021 to 2050. Transportation energy demand is expected to account for more than 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak by around 2025, and then decline to levels seen in the early-2000s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of almost 70 percent. By 2050, light-duty vehicles are expected to account for around 15 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
Almost half of the world’s energy use is dedicated to industrial activity. As the global middle class continues to grow, demand for durable products, appliances, and consumable goods will increase. Industry uses energy products both as a fuel and as a feedstock for chemicals, asphalt, lubricants, waxes, and other specialty products. The Outlook anticipates technology advances, as well as the increasing shift toward cleaner forms of energy, such as electricity and natural gas, with coal declining. Demand for oil will continue to grow as a feedstock for industry.
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, etc. Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use will rise about 75 percent between 2021 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to approximately 110 million oil-equivalent barrels per day, an increase of about 15 percent from 2021. The non-OECD share of global liquid fuels demand is expected to increase to nearly 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by more than 20 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources - including tight oil, deepwater, oil sands, natural gas liquids, and biofuels - are expected to grow to help meet rising demand. Timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile and practical fuel for a wide variety of applications. It is expected to grow the most of any primary energy type from 2021 to 2050, meeting about 40 percent of global energy demand growth. Global natural gas demand is expected to rise nearly 25 percent from 2021 to 2050, with greater than 75 percent of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas - the natural gas found in shale and other tight rock formations - will help meet these needs. In total, about 50 percent of the growth in natural gas supplies is expected to come from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. Liquefied natural gas (LNG) trade will expand significantly, meeting about two thirds of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to continue as the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing over 500 percent from 2021 to 2050, when they are projected to be around 10 percent of the world energy mix.
Decarbonization of industrial activities will require a suite of nascent or future lower-carbon technologies and supporting policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Low-carbon hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining, and petrochemicals.
To meet projected demand under the Outlook and the IEA's STEPS, the company anticipates that the world’s available oil and gas resource base will grow, not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2050 will be significant and would be needed to meet even rapidly declining demand for oil and gas envisioned in aggressive decarbonization scenarios.
International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. The company’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, the company uses the Outlook as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the Outlook takes into account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the 2015 Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The Outlook reflects an environment with increasingly stringent climate policies and is consistent with the successful achievement of the global aggregation of Nationally Determined Contributions (NDCs), submitted by the nations that are signatories to the Paris Agreement, as available at the end of 2022. The Outlook assumes success of these NDCs, despite the 2023 United Nations Environment Programme (UNEP) Emissions Gap Report projecting that the G20 members will fall short of their NDCs. The Outlook seeks to identify potential impacts of climate related government policies, which often target specific sectors. For purposes of the Outlook, a proxy cost on energy-related CO2 emissions is assumed, based on regional considerations and relative levels of economic development, and by 2050, reaches up to $150 USD per metric ton for OECD nations and up to $100 USD per metric ton for non-OECD nations. China and other leading non-OECD nations are expected to trail OECD policy initiatives. Nevertheless, as people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need. The company continues to monitor the updates to the NDCs that nations provided around COP 28 in Dubai in 2023, as well as other policy developments in light of net-zero ambitions formulated by some nations, including Canada.
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
The company and its industry peers launched the Oil Sands Pathways to Net Zero alliance in 2021, with the goal of working collectively with the federal and Alberta governments to achieve net-zero greenhouse gas emissions from oil sands operations by 2050 to help Canada meet its climate goals.
As part of the company’s efforts to provide solutions that lower the greenhouse gas emissions intensity of its operations and provide lower life-cycle emissions products to customers, the company has announced a company-wide goal to achieve net zero emissions (Scope 1 and 2) by 2050 in its operated assets through collaboration with government and industry partners. Successful technology development and supportive fiscal and regulatory frameworks will be needed to achieve this goal. This work builds on the company’s previously announced net-zero goal for operated oil sands as part of the Pathways Alliance initiative, as well as the company’s emission intensity reduction goal of 30 percent by 2030 for operated oil sands facilities when compared to 2016 levels. The company plans to achieve its net zero goal by applying oil sands recovery technologies that use less steam, implementing carbon capture and storage and implementing efficiency projects including the use of lower carbon fuels at its operations.

Recent business environment
Prior to the COVID-19 pandemic, many companies in the industry invested below the levels needed to maintain or increase production capacity to meet anticipated demand. During the COVID-19 pandemic, this decline in investments accelerated as industry revenue collapsed, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. These reductions, along with supply chain constraints and a continuation of demand recovery, led to a steady increase in oil and natural gas prices and refining margins through 2022.

Energy markets began to normalize in 2023, down from their 2022 highs. During the first half of 2023, the price of crude oil declined, impacted by higher inventory levels. In the second half, crude oil prices increased modestly from strong demand, and ongoing actions by OPEC+ oil producers to limit supply. In addition, the Canadian WTI/WCS spread began to weaken in the fourth quarter, but remained in line with 2022 on an annual basis. Throughout 2023, strong demand for gasoline and distillate combined with low inventories kept refining margins strong, but short of 2022 levels on an annual basis. In the fourth quarter, refining margins dropped due to higher inventory and lower seasonal demand.
The general rate of inflation in Canada and across many other major countries peaked in 2022, rising from already elevated levels in 2021, due to additional impacts on energy and other commodities from the Russia-Ukraine conflict. Inflation moderated in 2023 as major central banks tightened monetary policy aggressively and global GDP growth slowed. In Canada, it currently remains higher than the Bank of Canada's inflation target. Meanwhile, there are significant variations across OECD and non-OECD in the pace of change in inflation. The company closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments.
Business results
Consolidated

millions of Canadian dollars	2023	2022	2021
Net income (loss) (U.S. GAAP)	4,889	7,340	2,479
Identified items[1] included in Net income (loss)
Gain/(loss) on sale of assets	—	208	—
Subtotal of identified items[1]	—	208	—

Net income (loss) excluding identified items[1]	4,889	7,132	2,479
2023
Net income in 2023 was $4,889 million, or $8.49 per share on a diluted basis, compared to $7,340 million, or $11.44 per share in 2022.
2022
Net income in 2022 was $7,340 million, or $11.44 per share on a diluted basis, up from $2,479 million, or $3.48 per share in 2021. Results include favourable identified items1 of $208 million after tax, related to the company’s gain on the sale of interests in XTO Energy Canada.

[1] non-GAAP financial measure - see "Frequently used terms" section for definition and reconciliation.

Upstream
Overview
The company produces crude oil and natural gas for sale predominantly into North American markets. The company’s Upstream business strategies guide the company’s exploration, development, production, research and gas marketing activities. These strategies include improving asset reliability, accelerating development and application of high impact technologies, maximizing value by capturing new business opportunities and managing the existing portfolio, as well as pursuing sustainable improvements in organizational efficiency and effectiveness. These strategies are underpinned by a relentless focus on operations integrity, commitment to innovative technologies, disciplined approach to investing and cost management, development of employees and investment in the communities within which the company operates.
The company has a significant oil and gas resource base and a large inventory of potential projects. The company’s current investment strategy is to invest for value and select volume growth, with focus on optimization within existing assets, cost reduction opportunities and productivity enhancements that aim to deliver robust returns at a wide range of prices. The company also continues to evaluate opportunities to support long-term growth. Although actual volumes will vary from year to year, the focus is on value-add, long-term growth opportunities within the context of the factors described in "Item 1A. Risk factors". The company continually evaluates opportunities, including crude shipments by rail and the pace of the development of its Aspen in-situ oil sands project, as economically justified.
Prices for most of the company's crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. Additionally, the market price for WCS is typically lower than light and medium grades of oil, and price differentials between WCS and WTI can fluctuate.
The company believes prices over the long term will be driven by market supply and demand, with the demand side largely being a function of general economic activity, alternative energy sources, levels of prosperity, technology advancements, consumer preference and government policies. On the supply side, prices may be significantly impacted by political events, logistics constraints, the actions of OPEC, governments, alternative energy sources, and other factors. To manage the risks associated with price, the company tests the resiliency of its annual plans and all major investments across a range of price scenarios.
Key events
Upstream assets demonstrated strong operational performance in 2023. The company continued to benefit from its actions implemented in prior years to manage the cost structure and improve the reliability of its assets, enabling the Upstream to capture significant value.

Upstream full-year production averaged 413,000 gross oil-equivalent barrels per day.

At Kearl, gross production was about 270,000 barrels per day (191,000 barrels Imperial’s share), up 28,000 barrels per day (19,000 barrels Imperial's share) compared to 2022, as a result of improved reliability, plant capacity utilization, and mine equipment productivity.

At Cold Lake, annual production averaged 135,000 gross oil-equivalent barrels per day.

At Syncrude, annual production averaged 76,000 gross oil-equivalent barrels per day.

As described in more detail in "Item 1A. Risk factors", environmental risks and climate related regulations could have negative impacts on the upstream business.

Results of operations
2023 Net income (loss) factor analysis
millions of Canadian dollars
Price – Lower bitumen realizations were primarily driven by lower marker prices. Average bitumen realizations decreased by $17.25 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $19.89 per barrel, generally in line with WTI.

Volumes – Lower volumes were primarily driven by steam cycle timing at Cold Lake, and the absence of XTO Energy Canada production, partially offset by improved reliability, plant capacity utilization, and mine equipment productivity at Kearl.

Royalty – Lower royalties were primarily driven by weakened commodity prices.

Identified Items1 – Prior year results included favourable identified items1 related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Includes favourable foreign exchange impacts of about $380 million, and lower operating expenses of about $380 million, primarily due to lower energy prices.
2022 Net income (loss) factor analysis
millions of Canadian dollars
Price – Higher realizations were generally in line with increases in marker prices, driven primarily by increased demand. Average bitumen realizations increased by $26.76 per barrel, generally in line with WCS, and synthetic crude oil realizations increased by $43.85 per barrel.

Volumes – Lower volumes were primarily the result of downtime at Kearl in the first half of the year, partly offset by higher production at Syncrude and Cold Lake.

Royalty – Higher royalties primarily driven by improved commodity prices.

Identified items1 – Results include favourable identified items1 related to the company's gain on the sale of interests in XTO Energy Canada.

Other – Higher operating expenses of about $500 million, primarily from higher energy prices, partially offset by favourable foreign exchange impacts of about $270 million, and higher electricity sales at Cold Lake of about $60 million due to increased prices.

[1] non-GAAP financial measure - see "Frequently used terms" section for definition and reconciliation.

Marker prices and average realizations

Canadian dollars, unless otherwise noted	2023	2022	2021
West Texas Intermediate (US$ per barrel)	77.60	94.36	68.05
Western Canada Select (US$ per barrel)	58.97	76.28	54.96
WTI/WCS Spread (US$ per barrel)	18.63	18.08	13.09
Bitumen (per barrel)	67.42	84.67	57.91
Synthetic crude oil (per barrel)	105.57	125.46	81.61
Conventional crude oil (per barrel)	59.30	97.45	59.84
Natural gas liquids (per barrel)	—	64.92	35.87
Natural gas (per thousand cubic feet)	2.58	5.69	3.83
Average foreign exchange rate (US$)	0.74	0.77	0.80

Crude oil and natural gas liquids (NGL) - production and sales (a)

thousands of barrels per day	2023		2022		2021
	gross	net	gross	net	gross	net
Bitumen	326	283	316	263	326	292
Synthetic crude oil (b)	76	67	77	63	71	62
Conventional crude oil	5	5	8	8	10	9
Total crude oil production	407	355	401	334	407	363
NGLs available for sale	—	—	1	1	1	1
Total crude oil and NGL production	407	355	402	335	408	364
Bitumen sales, including diluent (c)	442		424		451
NGL sales (d)	—		1		—

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2023		2022		2021
	gross	net	gross	net	gross	net
Production (e) (f)	33	32	85	83	120	115
Production available for sale (g)		11		50		81
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

2023
Higher bitumen production was mainly attributable to Kearl, and primarily driven by improved reliability, plant capacity utilization, and mine equipment productivity.
2022
Lower bitumen production was mainly attributable to Kearl, and primarily a result of downtime in the first half of the year.

Downstream
Overview
The company’s Downstream serves predominantly Canadian markets with refining, trading, logistics and marketing activities. The company's Downstream business strategies competitively position the company across a range of market conditions. These strategies include targeting industry-leading performance in reliability, safety and operations integrity, as well as maximizing value from advanced technologies, capitalizing on integration across the company’s businesses, selectively investing for resilient and advantaged returns, operating efficiently and effectively, and providing quality, valued and differentiated products and services to customers.
The company owns and operates three refineries in Canada with aggregate distillation capacity of 433,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply / demand balances, inventory levels, industry refinery operations, import / export balances, currency fluctuations, seasonal demand, weather and political considerations. While industry refining margins significantly impact earnings, strong operations performance, product mix optimization, and disciplined cost control are also critical to the company's strong financial performance. The company's integration across the value chain, from refining to marketing, enhances overall value across the fuels business.
Key events
Refining margins remained strong in 2023, driven by strong demand for gasoline and distillate due to relatively low inventory levels, but short of 2022 levels on an annual basis. The company continues to closely monitor industry and global economic conditions.

In January 2023, the company fully funded the Strathcona renewable diesel project, the largest such facility in Canada, located at Strathcona refinery. The facility will use low-carbon hydrogen, locally sourced and grown feedstocks and the company's own proprietary catalyst to produce more than one billion litres of renewable diesel annually, and could help reduce greenhouse gas emissions. Facility construction commenced during the year, and the project remains on-plan with renewable diesel production expected to begin in 2025.
As described in more detail in "Item 1A. Risk factors", proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the Downstream business.
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2023, there were about 2,500 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
Results of operations
2023 Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Higher turnaround impacts of about $340 million, associated with the planned turnaround activities at the Strathcona and Sarnia refineries, partially offset by favourable foreign exchange impacts of about $210 million, improved volumes of about $50 million, and lower operating expenses of about $50 million, primarily due to lower energy prices.

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

Refinery utilization

thousands of barrels per day (a)	2023	2022	2021
Total refinery throughput (b)	407	418	379
Rated capacity at December 31 (c)	433	433	428
Utilization of total refinery capacity (percent)	94	98	89
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Refinery throughput is the volume of crude oil and feedstocks that is processed in the refinery atmospheric distillation units.
(c)Refining capacity data is based on 100 percent of rated refinery process unit stream-day capacities to process inputs to atmospheric distillation units under normal operating conditions, less the impact of shutdowns for regular repair and maintenance activities, averaged over an extended period of time.

2023
Lower refinery throughput in 2023 reflects the impact of planned turnaround activities at Strathcona and Sarnia refineries.
2022
Improved refinery throughput in 2022 was primarily driven by increased demand and reduced turnaround activity.

Petroleum product sales

thousands of barrels per day (a)	2023	2022	2021
Gasolines	228	229	224
Heating, diesel and jet fuels	176	176	160
Lube oils and other products	43	47	45
Heavy fuel oils	24	23	27
Net petroleum product sales	471	475	456
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.

2023
Lower petroleum product sales in 2023 were primarily driven by lower wholesale customer volume.
2022
Improved petroleum product sales in 2022 primarily reflects increased demand.

Chemical
Overview
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers.
Key events
In 2023, margins were adversely impacted by increased supply of polyethylene. Sales volumes decreased primarily due to planned maintenance activities.
The company maintains a competitive advantage through continued operational excellence, consistent product quality, investment and cost discipline, and integration of its chemical plant in Sarnia with the refinery. The company also benefits from its relationship with ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.
Results of operations
2023 Net income (loss) factor analysis
millions of Canadian dollars

2022 Net income (loss) factor analysis
millions of Canadian dollars
Margins – Lower margins primarily reflect weaker industry polyethylene margins.

Sales

thousands of tonnes	2023	2022	2021
Total petrochemical sales	820	842	831
Corporate and other

millions of Canadian dollars	2023	2022	2021
Net income (loss)	(88)	(131)	(172)

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
The company’s financial strength enables it to make large, long-term capital expenditures. The company’s portfolio of development opportunities and the complementary nature of its business segments help mitigate the overall risks for the company and its cash flows. Further, due to its financial strength, debt capacity and portfolio of opportunities, the risk associated with delay of any single project would not have a significant impact on the company’s liquidity or ability to generate sufficient cash flows for its operations and fixed commitments.
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2022. The company contributed $148 million to the registered retirement plans in 2023. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

millions of Canadian dollars	2023	2022	2021
Cash flows from (used in):
Operating activities	3,734	10,482	5,476
Investing activities	(1,694)	(618)	(1,012)
Financing activities	(4,925)	(8,268)	(3,082)
Increase (decrease) in cash and cash equivalents	(2,885)	1,596	1,382

Cash and cash equivalents at end of year	864	3,749	2,153
Cash flows from operating activities
2023
Cash flows from operating activities primarily reflect unfavourable working capital impacts, including an income tax catch-up payment of $2.1 billion, as well as lower Upstream realizations and Downstream margins.
2022
Cash flow generated from operating activities primarily reflects higher Upstream realizations, improved Downstream margins, and favourable working capital impacts.
Cash flows used in investing activities
2023
Cash flows used in investing activities primarily reflect the absence of proceeds from the sale of interests in XTO Energy Canada, and higher additions to property, plant and equipment.
2022
Cash flow used in investing activities primarily reflects higher additions to property, plant and equipment, which were partially offset by proceeds from the sale of interests in XTO Energy Canada.

Cash flows used in financing activities
2023
At the end of 2023, total debt outstanding was $4,132 million, compared with $4,155 million at the end of 2022.

During the fourth quarter of 2023, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2024 and November 2025, respectively.

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
In November 2022, the company extended the maturity date of an existing $250 million committed short-term line of credit to November 2023.
The company has not drawn on any of its outstanding $500 million of available credit facilities.

Share repurchases

millions of Canadian dollars, unless noted	2023	2022	2021
Share repurchases (a)	3,800	6,395	2,245
Number of shares purchased (millions) (a)	48.3	93.9	56.0
(a)Share repurchases were made under the company's normal course issuer bid program for the periods disclosed. Substantial issuer bids were undertaken and commenced on May 6, 2022 (expired on June 10, 2022), November 4, 2022 (expired on December 9, 2022), and November 3, 2023 (expired on December 8, 2023). Includes shares purchased from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid, and by way of a proportionate tender under the company's substantial issuer bids.

2023
On June 27, 2023, the company announced that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. The program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.

On November 3, 2023, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 13, 2023, with the company taking up and paying for 19,108,280 common shares at a price of $78.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial's issued and outstanding shares at the close of business on October 30, 2023. This included 13,299,349 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
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

Dividends

millions of Canadian dollars, unless noted	2023	2022	2021
Dividends paid	1,103	851	706
Per share dividend paid (dollars)	1.88	1.29	0.98
Financial strength
The table below shows the company’s consolidated debt-to-capital ratio. The data demonstrates the company’s creditworthiness:

percent
At December 31	2023	2022	2021
Debt to capital (a)	16	16	19
(a)Debt, defined as the sum of “Notes and loans payable” and “Long-term debt” on the Consolidated balance sheet, divided by capital, defined as the sum of debt and “Total shareholders’ equity” on the Consolidated balance sheet.

Debt-related interest incurred in 2023, before capitalization of interest, was $203 million, up from $111 million in 2022. The weighted-average interest rate on the company’s debt was 4.9 percent in 2023, up from 2.2 percent in 2022.
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

Other long-term purchase agreements are commitments that are non-cancellable, or cancellable only under certain conditions, as well as long-term commitments, other than unconditional purchase obligations. They include primarily transportation services agreements, raw material supply and community benefits agreements. The total obligation at year-end 2023 was $11.8 billion, of which $728 million is due in 2024, and $1,131 million is due in 2025.

Litigation and other contingencies
As discussed in note 9 to the consolidated financial statements, a variety of claims have been made against Imperial and its subsidiaries. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.
Additionally, as discussed in note 9, Imperial was contingently liable at December 31, 2023, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.
Capital and exploration expenditures
Capital and exploration expenditures represent the combined total of additions at cost to property, plant and equipment, additions to finance leases, additional investments and acquisitions; exploration expenses on a before-tax basis from the Consolidated statement of income; and the company’s share of similar costs for equity companies. Capital and exploration expenditures exclude the purchase of carbon emission credits. While the company’s management is responsible for all investments and elements of net income, particular focus is placed on managing the controllable aspects of this group of expenditures.

millions of Canadian dollars	2023	2022
Upstream (a)	1,108	1,128
Downstream	472	295
Chemical	23	10
Corporate and other	175	57
Total	1,778	1,490
(a)Exploration expenses included.
For the Upstream segment, capital and exploration expenditures were primarily related to sustaining activity in support of the company’s oil sands and in-situ assets.
For the Downstream segment, capital expenditures were primarily for progressing the Strathcona renewable diesel facility as well as other refinery and distribution projects to improve environmental performance, reliability, and energy efficiency.
Total capital and exploration expenditures are expected to be approximately $1.7 billion in 2024.
Expected capital and exploration expenditures for 2024 includes firm capital commitments of $686 million for the construction and purchase of fixed assets and other permanent investments. An additional $65 million of firm capital commitments have been made for years 2025 and beyond.
Actual spending could vary depending on the progress of individual projects.

Market risks
Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied.
The company’s earnings are influenced by North American crude oil benchmark prices as well as changes in the differentials between these benchmarks and western Canadian prices for light and heavy crude oil. The company’s integrated business model reduces its risk from changes in commodity prices. For instance, when differentials between North American crude benchmarks and western Canadian prices widen, the company is able to mitigate the impact of widening differentials on the Upstream through integration with Downstream investments in refineries, pipeline commitments and the Edmonton rail terminal.
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
Industry crude oil commodity prices and petroleum and chemical product prices are commonly benchmarked in U.S. dollars. The majority of the company’s sales and purchases are related to these industry U.S. dollar benchmarks. As the company records and reports its financial results in Canadian dollars, to the extent that the Canadian / U.S. dollar exchange rate fluctuates, the company’s earnings will be affected.
The company is exposed to changes in interest rates, primarily on its debt which carries floating interest rates. The impact of a quarter percent change in interest rates affecting the company’s debt would not be material to earnings or cash flow. The company has access to significant sources of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt as needed.
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
Risk management
The company’s size, strong capital structure and the complementary nature of its business segments reduces the company’s enterprise-wide risk from changes in commodity prices and currency exchange rates. In addition, the company may use commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. The company’s derivatives are not accounted for under hedge accounting. Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the company’s financial position, results of operations or liquidity exist as a result of the derivatives described in note 6. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

Critical accounting estimates
The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities, including carbon capture and storage, hydrogen and lower-emission fuels. The company does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements.
Oil and natural gas reserves
Evaluations of oil and natural gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, and other factors. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserves targets to determine compensation. Key features of the reserves estimation process are covered in "Disclosure of reserves" in Item 1.
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
In 2023, upward revisions of proved bitumen of 0.1 billion barrels were driven by lower royalty obligations associated with lower pricing and minor technical revisions at Cold Lake and Kearl. A slight increase in proved reserves for synthetic crude oil is associated with lower royalty obligations associated with pricing. Conventional proved liquids reserves decreased to zero under existing pricing and operating conditions.
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

In general, the company does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments, and technology and efficiency advancements. OPEC+ investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, the company expects that oil and gas prices and industry margins will experience significant volatility. Consequently, these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices and margins.
Global Outlook and cash flow assessment
The annual planning and budgeting process, known as the company plan, is the mechanism by which resources (capital, operating expenses and people) are allocated across the company. The foundation for the energy supply and demand assumptions supporting the company plan begins with Exxon Mobil Corporation's Global Outlook (the Outlook), which contains demand and supply projections based on its assessment of current trends in technology, government policies, consumer preferences, geopolitics, economic development, and other factors.
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
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the company plan, which is reviewed and approved by the board of directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the company’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs, including greenhouse gas emissions prices, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. The greenhouse gas emission prices reflect existing or anticipated policy actions of applicable provincial and federal governments. While third-party scenarios may be used to test the resiliency of company’s businesses or strategies, they are not used as a basis for developing future cash flows for impairment assessments.
Fair value of impaired assets
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the excess of the carrying value over fair value. The assessment of fair value is based on the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices (which are consistent with the average of third-party industry experts and government agencies), refining and chemical margins, drilling and development costs, operating costs, and discount rates which are reflective of the characteristics of the asset group.
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
Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 4.8 percent used in 2023 compares to actual returns of 5.7 percent and 6.1 percent achieved over the last 10- and 20-year periods respectively, ending December 31, 2023. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions such as the expected rate of return on plan assets and the discount rate for measuring the pension plan benefits obligation, a reduction of 1 percent in the discount rate would increase the benefits obligation by approximately $1 billion. Similarly, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $75 million before tax. At the company, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 1 percent of total expenses in 2023.

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

Management’s report on internal control over financial reporting
Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.

/s/ Bradley W. Corson

Bradley W. Corson
Chairman, president and chief executive officer
(Principal executive officer)

/s/ Daniel E. Lyons

Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer and principal financial officer)

February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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
The Impact of Proved Developed Oil and Natural Gas Reserves on Upstream Property, Plant and Equipment, Net
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated upstream property, plant and equipment (PP&E), net balance was $26,840 million as of December 31, 2023, and the related depreciation and depletion expense for the year ended December 31, 2023 was $1,680 million. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, detailed analysis of well information such as flow rates and reservoir pressures, and development and production costs, among other factors. As further disclosed by management, reserves changes are made within a well established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together, management’s specialists).

The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed oil and natural gas reserve volumes, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserve volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimates of proved developed oil and natural gas reserve volumes. The work of management's specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserve volumes. As a basis for using this work, management's specialists' qualifications were understood and the Company's relationship with management's specialists was assessed. The procedures performed, also included i) evaluating the methods and assumptions used by management's specialists, ii) testing the completeness and accuracy of the data used by management's specialists related to historical production volumes, and iii) evaluating management's specialists' findings related to estimated future production volumes by comparing the estimate to relevant historical and current period information, as applicable.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants
Calgary, Canada
February 28, 2024
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2023	2022	2021
Revenues and other income
Revenues (a)	50,702	59,413	37,508
Investment and other income (note 8, 18)	267	257	82
Total revenues and other income	50,969	59,670	37,590

Expenses
Exploration (note 15)	5	5	32
Purchases of crude oil and products (b)	32,399	37,742	23,174
Production and manufacturing (c)	6,879	7,404	6,316
Selling and general (c)	857	882	784
Federal excise tax and fuel charge	2,402	2,179	1,928
Depreciation and depletion	1,907	1,897	1,977
Non-service pension and postretirement benefit	82	17	42
Financing (d) (note 12)	69	60	54
Total expenses	44,600	50,186	34,307

Income (loss) before income taxes	6,369	9,484	3,283

Income taxes (note 3)	1,480	2,144	804

Net income (loss)	4,889	7,340	2,479

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	8.51	11.47	3.48
Net income (loss) per common share - diluted (note 10)	8.49	11.44	3.48
(a) Amounts from related parties included in revenues (note 16).	13,544	17,042	8,777
(b) Amounts to related parties included in purchases of crude oil and products (note 16).	4,125	3,795	2,737
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses (note 16).	473	460	420
(d) Amounts to related parties included in financing (note 16).	169	78	28

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2023	2022	2021
Net income (loss)	4,889	7,340	2,479

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	(206)	582	679

Amortization of postretirement benefits liability adjustment included in net benefit costs	41	83	133
Total other comprehensive income (loss)	(165)	665	812

Comprehensive income (loss)	4,724	8,005	3,291

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2023	2022
Assets
Current assets
Cash and cash equivalents	864	3,749
Accounts receivable - net (a)	4,482	4,719
Inventories of crude oil and products (note 11)	1,944	1,514
Materials, supplies and prepaid expenses	1,008	754
Total current assets	8,298	10,736
Investments and long-term receivables (b)	1,062	893
Property, plant and equipment,
less accumulated depreciation and depletion (note 18)	30,835	30,506
Goodwill	166	166
Other assets, including intangibles - net	838	1,223
Total assets	41,199	43,524

Liabilities
Current liabilities
Notes and loans payable (note 12)	121	122
Accounts payable and accrued liabilities (a) (note 11)	6,231	6,194
Income taxes payable	251	2,582
Total current liabilities	6,603	8,898
Long-term debt (c) (note 14)	4,011	4,033
Other long-term obligations (note 5)	3,851	3,467
Deferred income tax liabilities (note 3)	4,512	4,713
Total liabilities	18,977	21,111

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (d) (note 10)	992	1,079
Earnings reinvested	21,907	21,846
Accumulated other comprehensive income (loss) (note 17)	(677)	(512)
Total shareholders’ equity	22,222	22,413

Total liabilities and shareholders’ equity	41,199	43,524
(a) Accounts receivable - net included net amounts receivable from related parties (note 16).	1,048	1,108
(b) Investments and long-term receivables included amounts from related parties (note 16).	283	288
(c) Long-term debt included amounts to related parties (note 16).	3,447	3,447
(d) Number of common shares authorized (millions) (note 10).	1,100	1,100
Number of common shares outstanding (millions) (note 10).	536	584

The information in the notes to consolidated financial statements is an integral part of these statements.

Approved by the directors.

/s/ Bradley W. Corson	/s/ Daniel E. Lyons
Bradley W. Corson	Daniel E. Lyons
Chairman, president and	Senior vice-president
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2023	2022	2021
Common shares at stated value (note 10)
At beginning of year	1,079	1,252	1,357
Share purchases at stated value	(87)	(173)	(105)
At end of year	992	1,079	1,252

Earnings reinvested
At beginning of year	21,846	21,660	22,050
Net income (loss) for the year	4,889	7,340	2,479
Share purchases in excess of stated value	(3,713)	(6,222)	(2,140)
Dividends declared	(1,115)	(932)	(729)
At end of year	21,907	21,846	21,660

Accumulated other comprehensive income (loss) (note 17)
At beginning of year	(512)	(1,177)	(1,989)
Other comprehensive income (loss)	(165)	665	812
At end of year	(677)	(512)	(1,177)

Shareholders’ equity at end of year	22,222	22,413	21,735

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2023	2022	2021
Operating activities
Net income (loss)	4,889	7,340	2,479
Adjustments for non-cash items:
Depreciation and depletion	1,907	1,897	1,977
(Gain) loss on asset sales (note 8, 18)	(73)	(158)	(49)
Deferred income taxes and other	(85)	(77)	91
Changes in operating assets and liabilities:
Accounts receivable	237	(862)	(1,950)
Inventories, materials, supplies and prepaid expenses	(688)	(477)	45
Income taxes payable	(2,331)	1,876	248
Accounts payable and accrued liabilities	81	948	2,020
All other items - net (b)	(203)	(5)	615
Cash flows from (used in) operating activities	3,734	10,482	5,476

Investing activities
Additions to property, plant and equipment	(1,785)	(1,526)	(1,108)
Proceeds from asset sales (note 8, 18)	86	904	81
Additional investments	—	(6)	—
Loans to equity companies - net	5	10	15
Cash flows from (used in) investing activities	(1,694)	(618)	(1,012)

Financing activities
Short-term debt - net (note 12)	—	—	(111)
Long-term debt - reduction (note 14)	—	(1,000)	—
Finance lease obligations - reduction (note 14)	(22)	(22)	(20)
Dividends paid	(1,103)	(851)	(706)
Common shares purchased (note 10)	(3,800)	(6,395)	(2,245)
Cash flows from (used in) financing activities	(4,925)	(8,268)	(3,082)

Increase (decrease) in cash and cash equivalents	(2,885)	1,596	1,382
Cash and cash equivalents at beginning of year	3,749	2,153	771
Cash and cash equivalents at end of year (a)	864	3,749	2,153
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(148)	(174)	(164)

Income taxes (paid) refunded.	(4,153)	(374)	58
Interest (paid), net of capitalization.	(69)	(60)	(43)
The information in the notes to consolidated financial statements is an integral part of these statements.

Notes to consolidated financial statements
The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Imperial Oil Limited.
The company’s principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities including carbon capture and storage, and lower-emission fuels.
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data have been reclassified in certain cases to conform to the 2023 presentation basis. All amounts are in Canadian dollars unless otherwise indicated.
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
Revenues
The company generally sells crude oil, natural gas and petroleum and chemical products under short-term agreements at prevailing market prices. In some cases, products may be sold under long-term agreements, with periodic price adjustments to reflect market conditions.
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

"Revenues" and "Accounts receivable - net" include revenue and receivables both within the scope of ASC 606 Revenue from Contracts with Customers, and those outside the scope of ASC 606. Long-term receivables are primarily from receivables outside the scope of ASC 606. Contract assets are mainly from marketing assistance programs and are not significant. Contract liabilities are mainly customer prepayments and accruals of expected volume discounts, and are not significant.

Consumer taxes
Taxes levied on the consumer and collected by the company are excluded from the Consolidated statement of income. These are primarily provincial taxes on motor fuels, the federal goods and services tax and the federal / provincial harmonized sales tax.
Derivative instruments
The company may use derivative instruments for trading purposes and to offset exposures associated with commodity prices, currency exchange rates and interest rates that arise from existing assets, liabilities, firm commitments and forecasted transactions. All derivative instruments, except those designated as normal purchase and normal sale, are recorded at fair value. Derivative assets and liabilities with the same counterparty are netted if the right of offset exists and certain other criteria are met. Collateral payables or receivables are netted against derivative assets and derivative liabilities, respectively.
Recognition and classification of the gain or loss that results from adjusting a derivative to fair value depends on the purpose for the derivative. The gains and losses resulting from changes in the fair value of derivatives are recorded under "Revenues" or "Purchases of crude oil and products" in the Consolidated statement of income.
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
Inventory costs include expenditures and other charges (including depreciation), directly and indirectly incurred in bringing the inventory to its existing condition and location. Selling and general expenses are reported as period costs and excluded from inventory costs. Inventories of materials and supplies are valued at cost or less.
Investments
The company’s interests in the underlying net assets of affiliates it does not control, but over which it exercises significant influence, are accounted for using the equity method. They are recorded at the original cost of the investment plus the company’s share of earnings since the investment was made, less dividends received. The company’s share of the after-tax earnings of these investments is included in “Investment and other income” in the Consolidated statement of income. Investments in equity securities, other than consolidated subsidiaries and equity method investments, are measured at fair value, with changes in the fair value recognized in net income. The company uses a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions in similar investments of the same issuer. Dividends from these investments are included in “Investment and other income”.
These investments represent interests in non-publicly traded pipeline companies and a rail loading joint venture that facilitate the sale and purchase of liquids in the conduct of company operations. Other parties who also have an equity interest in these investments share in the risks and rewards according to their percentage of ownership. The company does not invest in these investments in order to remove liabilities from its balance sheet.

Property, plant and equipment
Cost basis
The company uses the "successful efforts" method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.
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
In general, the company does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments, and technology and efficiency advancements. OPEC+ investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, the company expects that oil and gas prices and industry margins will experience significant volatility. Consequently, these assets will experience periods of higher earnings and periods of lower earnings, or even losses. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the company considers recent periods of operating losses in the context of its longer-term view of prices and margins.
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

Global Outlook and cash flow assessment
The annual planning and budgeting process, known as the company plan, is the mechanism by which resources (capital, operating expenses and people) are allocated across the company. The foundation for the energy supply and demand assumptions supporting the company plan begins with Exxon Mobil Corporation’s Global Outlook (the Outlook), which contains demand and supply projections based on its assessment of current trends in technology, government policies, consumer preferences, geopolitics, economic development, and other factors.
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

Fair value of impaired assets
An asset group is impaired if its estimated future undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the excess of the carrying value over fair value. The assessment of fair value is based on the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices (which are consistent with the average of third-party industry experts and government agencies), refining and chemical margins, drilling and development costs, operating costs, and discount rates which are reflective of the characteristics of the asset group.

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

2.    Business segments
The company operates its business in Canada, and its reportable segments are Upstream, Downstream and Chemical. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment and the structure of the company’s internal organization. The Upstream segment is organized and operates to explore for and ultimately produce crude oil and its equivalent, and natural gas. The Downstream segment is organized and operates to refine crude oil into petroleum products and to distribute and market these products. The Chemical segment is organized and operates to manufacture and market hydrocarbon-based chemicals and chemical products. The above segmentation has been the long-standing practice of the company and is broadly understood across the petroleum and petrochemical industries.
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
Segment accounting policies are the same as those described in note 1, "Summary of significant accounting policies". Upstream, Downstream and Chemical expenses include amounts allocated from Corporate and other activities. The allocation is based on proportional segment expenses. Transfers of assets between segments are recorded at book amounts. Intersegment sales are made essentially at prevailing market prices. Assets and liabilities that are not identifiable by segment are allocated.

	Upstream			Downstream			Chemical
millions of Canadian dollars	2023	2022	2021	2023	2022	2021	2023	2022	2021
Revenues and other income
Revenues (a) (b)	222	494	5,863	49,241	57,466	30,207	1,239	1,453	1,438
Intersegment sales (c)	16,274	19,135	9,956	6,509	7,476	4,520	342	523	319
Investment and other income (note 8, 18)	16	135	12	108	43	59	—	—	1
	16,512	19,764	15,831	55,858	64,985	34,786	1,581	1,976	1,758
Expenses
Exploration (note 15)	5	5	32	—	—	—	—	—	—
Purchases of crude oil and products (c) (note 11)	6,636	7,971	7,492	47,886	55,569	29,505	997	1,330	966
Production and manufacturing	4,917	5,491	4,661	1,702	1,640	1,445	260	273	210
Selling and general	—	—	—	693	653	572	89	85	90
Federal excise tax and fuel charge	—	—	—	2,399	2,177	1,928	3	2	—
Depreciation and depletion	1,680	1,673	1,775	183	179	158	15	18	18
Non-service pension and postretirement benefit	—	—	—	—	—	—	—	—	—
Financing (note 12)	7	5	15	—	1	—	—	—	—
Total expenses	13,245	15,145	13,975	52,863	60,219	33,608	1,364	1,708	1,284
Income (loss) before income taxes (note 11)	3,267	4,619	1,856	2,995	4,766	1,178	217	268	474
Income tax expense (benefit) (note 3)	755	974	461	694	1,144	283	53	64	113
Net income (loss) (c) (note 11)	2,512	3,645	1,395	2,301	3,622	895	164	204	361
Cash flows from (used in) operating activities (c)	3,100	5,834	4,913	608	4,415	179	53	276	421
Capital and exploration expenditures (d)	1,108	1,128	632	472	295	476	23	10	8
Property, plant and equipment
Cost	46,776	45,784	48,200	7,368	6,926	6,772	1,018	995	984
Accumulated depreciation and depletion	(19,936)	(18,835)	(20,389)	(4,301)	(4,143)	(4,096)	(757)	(741)	(721)
Net property, plant and equipment (e)	26,840	26,949	27,811	3,067	2,783	2,676	261	254	263
Total assets (c)	28,718	28,830	29,416	10,114	9,277	7,945	475	491	474

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2023	2022	2021	2023	2022	2021	2023	2022	2021
Revenues and other income
Revenues (a) (b)	—	—	—	—	—	—	50,702	59,413	37,508
Intersegment sales (c)	—	—	—	(23,125)	(27,134)	(14,795)	—	—	—
Investment and other income (note 8, 18)	143	79	10	—	—	—	267	257	82
	143	79	10	(23,125)	(27,134)	(14,795)	50,969	59,670	37,590
Expenses
Exploration (note 15)	—	—	—	—	—	—	5	5	32
Purchases of crude oil and products (c) (note 11)	—	—	—	(23,120)	(27,128)	(14,789)	32,399	37,742	23,174
Production and manufacturing	—	—	—	—	—	—	6,879	7,404	6,316
Selling and general	80	150	128	(5)	(6)	(6)	857	882	784
Federal excise tax and fuel charge	—	—	—	—	—	—	2,402	2,179	1,928
Depreciation and depletion	29	27	26	—	—	—	1,907	1,897	1,977
Non-service pension and postretirement benefit	82	17	42	—	—	—	82	17	42
Financing (note 12)	62	54	39	—	—	—	69	60	54
Total expenses	253	248	235	(23,125)	(27,134)	(14,795)	44,600	50,186	34,307
Income (loss) before income taxes (note 11)	(110)	(169)	(225)	—	—	—	6,369	9,484	3,283
Income tax expense (benefit) (note 3)	(22)	(38)	(53)	—	—	—	1,480	2,144	804
Net income (loss) (c) (note 11)	(88)	(131)	(172)	—	—	—	4,889	7,340	2,479
Cash flows from (used in) operating activities (c)	(37)	(59)	(47)	10	16	10	3,734	10,482	5,476
Capital and exploration expenditures (d)	175	57	24	—	—	—	1,778	1,490	1,140
Property, plant and equipment
Cost	1,038	863	806	—	—	—	56,200	54,568	56,762
Accumulated depreciation and depletion	(371)	(343)	(316)	—	—	—	(25,365)	(24,062)	(25,522)
Net property, plant and equipment (e)	667	520	490	—	—	—	30,835	30,506	31,240
Total assets (c)	2,366	5,312	3,196	(474)	(386)	(249)	41,199	43,524	40,782

(a)Includes export sales to the United States of $8,982 million (2022 - $12,394 million, 2021 - $7,228 million).
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

Revenues
millions of Canadian dollars	2023	2022	2021
Revenue from contracts with customers	44,465	52,265	34,275
Revenue outside the scope of ASC 606	6,237	7,148	3,233
Total	50,702	59,413	37,508
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
(e)Includes property, plant and equipment under construction of $3,251 million (2022 - $2,676 million, 2021 - $2,348 million).
3.    Income taxes

millions of Canadian dollars	2023	2022	2021
Current income tax expense (benefit)	1,556	2,228	711
Deferred income tax expense (benefit)	(76)	(84)	93
Total income tax expense (benefit)	1,480	2,144	804
Statutory corporate tax rate (percent)	24.1	24.1	24.0
Increase (decrease) resulting from:
Other (a)	(0.9)	(1.5)	0.5
Effective income tax rate (percent)	23.2	22.6	24.5
(a)Other primarily relates to prior year adjustments, disposals, investment tax credits and re-assessments. In 2022, the company's sale of its interests in XTO Energy Canada decreased the effective income tax rate by 1.3 percent.
Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2023	2022	2021
Depreciation and amortization	5,366	5,388	5,284
Successful drilling and land acquisitions	237	236	331
Pension and benefits	(168)	(105)	(303)
Asset retirement obligation	(655)	(529)	(418)
Capitalized interest	155	127	120
LIFO inventory valuation	(406)	(454)	(413)
Tax loss carryforwards	(69)	(84)	(42)
Valuation allowance	69	73	—
Other	(60)	(53)	(101)
Net deferred income tax liabilities	4,469	4,599	4,458

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2023	2022	2021
Balance as of January 1	60	47	36
Additions based on current year’s tax position	7	12	16
Additions for prior years’ tax positions	—	10	—
Settlements with tax authorities	(20)	(9)	(5)
Balance as of December 31	47	60	47
The unrecognized tax benefit balances shown above are predominantly related to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2023, 2022 and 2021 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2018 to 2023 are subject to examination by the tax authorities. Tax filings from 2009 to 2017 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. Many of these outstanding matters will not be resolved until after 2024. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2023	2022	2023	2022
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.60	5.10	4.60	5.10
Long-term rate of compensation increase	4.00	4.00	4.00	4.00

millions of Canadian dollars
Change in benefit obligation
Benefit obligation at January 1	7,374	9,850	589	818
Service cost	162	280	12	23
Interest cost	373	295	28	24
Actuarial loss (gain) (a)	514	(2,528)	(14)	(248)
Amendments	184	—	—	—
Benefits paid (b)	(453)	(523)	(34)	(28)
Benefit obligation at December 31	8,154	7,374	581	589

Accumulated benefit obligation at December 31	7,449	6,820
(a)Actuarial loss (gain) primarily driven by changes in the year-end discount rate and salary experience. (b)Benefit payments for funded and unfunded plans.
The discount rate for the purpose of calculating year-end postretirement benefits plan obligation is determined by using the Canadian Institute of Actuaries recommended spot yield curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with 5.80 percent in 2024 and gradually decline to 3.57 percent by 2043 and beyond.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2023	2022	2023	2022
Change in plan assets
Fair value at January 1	7,541	9,440
Actual return (loss) gain	785	(1,594)
Company contributions	148	174
Benefits paid (a)	(420)	(479)
Fair value at December 31	8,054	7,541

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	335	543
Unfunded plans	(435)	(376)	(581)	(589)
Total (b)	(100)	167	(581)	(589)
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2023	2022	2023	2022
Amounts recorded in the Consolidated balance sheet consist of:
Other assets, including intangibles - net	335	543	—	—
Current liabilities	(34)	(35)	(28)	(28)
Other long-term obligations	(401)	(341)	(553)	(561)
Total recorded	(100)	167	(581)	(589)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	724	666	(89)	(84)
Prior service cost	400	235	—	—
Total recorded in accumulated other comprehensive income, before-tax	1,124	901	(89)	(84)
The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2023 long-term expected return of 4.8 percent used in the calculations of pension expense compares to an actual rate of return of 5.7 percent and 6.1 percent over the last 10- and 20-year periods respectively, ending December 31, 2023.

	Pension benefits			Other postretirement benefits
	2023	2022	2021	2023	2022	2021
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	5.10	3.00	2.50	5.10	3.00	2.50
Long-term rate of return on funded assets	4.80	4.30	4.50	—	—	—
Long-term rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

millions of Canadian dollars
Components of net periodic benefit cost
Service cost	162	280	324	12	23	28
Interest cost	373	295	271	28	24	22
Expected return on plan assets	(373)	(412)	(427)	—	—	—
Amortization of prior service cost	19	17	17	—	—	—
Amortization of actuarial loss (gain)	44	84	143	(9)	9	16
Net periodic benefit cost	225	264	328	31	56	66

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	102	(522)	(817)	(14)	(248)	(83)
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(44)	(84)	(143)	9	(9)	(16)
Prior service cost	184	—	—	—	—	—
Amortization of prior service cost included in net periodic benefit cost	(19)	(17)	(17)	—	—	—
Total recorded in other comprehensive income	223	(623)	(977)	(5)	(257)	(99)
Total recorded in net periodic benefit cost and other comprehensive income, before-tax	448	(359)	(649)	26	(201)	(33)
Costs for defined contribution plans, primarily the employee savings plan, were $44 million in 2023 (2022 - $43 million, 2021 - $47 million).

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2023	2022	2021
(Charge) credit to other comprehensive income, before-tax	(218)	880	1,076
Deferred income tax (charge) credit (note 17)	53	(215)	(264)
(Charge) credit to other comprehensive income, after-tax	(165)	665	812
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
The 2023 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2023, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	—				—
Non-Canadian	2,347				2,347
Debt securities - Canadian
Corporate	1,193				1,193
Government	4,251				4,251
Asset backed	—				—
Other	5				5
Equities – Venture capital	124				124
Real Estate	93				93
Cash	41	7			34
Total plan assets at fair value	8,054	7			8,047

The 2022 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2022, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	96				96
Non-Canadian	2,215				2,215
Debt securities - Canadian
Corporate	1,156				1,156
Government	3,842				3,842
Asset backed	2				2
Equities – Venture capital	199				199
Cash	31	10			21
Total plan assets at fair value	7,541	10			7,531
A summary of pension plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2023	2022
For funded pension plans with projected benefit obligation in excess of plan assets: (a)
Projected benefit obligation	—	—
Fair value of plan assets	—	—
Projected benefit obligation less fair value of plan assets	—	—

For unfunded pension plans covered by book reserves:
Projected benefit obligation	435	376
Accumulated benefit obligation	395	353
(a)In 2023 and 2022, the fair value of plan assets exceeded the projected benefit obligation for both the company sponsored plan and its proportionate share of a joint venture sponsored plan.
Cash flows
Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2024	490	29
2025	490	29
2026	490	29
2027	490	29
2028	490	30
2029 - 2033	2,450	154
In 2024, the company expects to make cash contributions of about $150 million to its pension plans.

5.    Other long-term obligations

millions of Canadian dollars	2023	2022
Employee retirement benefits (a) (note 4)	954	902
Asset retirement obligations and other environmental liabilities (b) (c)	2,564	2,150
Share-based incentive compensation liabilities (note 7)	90	101
Operating lease liability (note 13)	111	151
Other obligations	132	163
Total other long-term obligations	3,851	3,467
(a)Total recorded employee retirement benefits obligations also included $62 million in current liabilities (2022 – $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $235 million in current liabilities (2022 – $116 million).
(c)For 2023, the asset retirement obligations were discounted at 6 percent (2022 - 6 percent). Asset retirement obligations incurred in the current period were level 3 fair value measurements.

The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2023	2022	2021
Balance as at January 1	2,178	1,721	1,674
Additions (deductions)	471	415	6
Accretion	132	101	99
Settlement	(78)	(59)	(58)
Balance as at December 31	2,703	2,178	1,721
Estimated cash payments for asset retirement obligations are $169 million in 2024 and $162 million in 2025.

6.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2023 and December 31, 2022, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
Derivative instruments
The company’s size, strong capital structure and the complementary nature of its business segments reduce the company’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the company uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated statement of income on a net basis in the line "Revenues" and in the Consolidated statement of cash flows in "Cash flows from (used in) operating activities". The company’s commodity derivatives are not accounted for under hedge accounting.
Credit risk associated with the company’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The company maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
At December 31, the net notional long / (short) position of derivative instruments was:

thousands of barrels	2023	2022
Crude	(4,450)	1,800
Products	(490)	(350)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

millions of Canadian dollars	2023	2022	2021
Revenues	(5)	148	(46)
Purchases of crude oil and products	—	—	(33)
Total	(5)	148	(79)
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At December 31, 2023 millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	28	18	—	46	(16)	(12)	18

Liabilities
Derivative liabilities (b)	16	31	—	47	(16)	—	31
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

At December 31, 2023, and December 31, 2022, the company had $24 million and $14 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

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
Restricted stock units and deferred share units
Under the restricted stock unit plan, each unit entitles the recipient to the conditional right to receive from the company, upon vesting, an amount equal to the value of one common share of the company, based on the five-day average of the closing price of the company’s common shares on the Toronto Stock Exchange on and immediately prior to the vesting dates. For the majority of the units, 50 percent of the units vest on the third anniversary of the grant date, and the remainder vest on the seventh anniversary of the grant date. Some management, professional, and technical participants will receive awards granted that vest 100 percent after three years. The company may also issue units to the chairman, president and chief executive officer where 50 percent of the units vest on the fifth anniversary of the grant date and the remainder vest on the tenth anniversary of the grant date, except that for awards granted prior to 2020, the vesting of the tenth anniversary portion is delayed until retirement if later than 10 years.
The deferred share unit plan is made available to nonemployee directors. The nonemployee directors can elect to receive all or part of their eligible directors’ fees in units. The number of units granted is determined at the end of each calendar quarter by dividing the dollar amount of the nonemployee director’s fees for that calendar quarter elected to be received as deferred share units by the average closing price of the company’s shares for the five consecutive trading days ("average closing price") immediately prior to the last day of the calendar quarter. Additional units are granted to represent dividends on unexercised units, and are calculated by dividing the cash dividend payable on the company’s shares by the average closing price immediately prior to the payment date for that dividend and multiplying the resulting number by the number of deferred share units held by the recipient, as adjusted for any share splits. Deferred share units cannot be exercised until after termination of service as a director, including termination due to death, and must be exercised in their entirety in one election no later than December 31 of the year following the year of termination of service. On the exercise date, the cash value to be received for the units is determined based on the company’s average closing price immediately prior to the date of exercise, as adjusted for any share splits.
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
The following table summarizes information about these units for the year ended December 31, 2023:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2023	4,036,355	179,884
Granted	949,520	12,219
Vested / Exercised	(651,175)	(154,781)
Forfeited and cancelled	(421,390)	—
Outstanding at December 31, 2023	3,913,310	37,322

In 2023, the before-tax compensation expense charged against income for the restricted stock units and deferred share units was $52 million (2022 - $103 million, 2021 - $89 million). Income tax benefit recognized in income related to this compensation expense for the year was $13 million (2022 - $25 million, 2021 - $22 million). Cash payments of $68 million were made related to this compensation expense in 2023 (2022 - $65 million, 2021 - $48 million).
As of December 31, 2023, there was $169 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of non-vested restricted stock units is 4.1 years. All units under the deferred share programs have vested as of December 31, 2023.
8.    Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2023	2022	2021
Proceeds from asset sales	86	904	81
Book value of asset sales	13	746	32
Gain (loss) on asset sales, before tax (a)	73	158	49
Gain (loss) on asset sales, after tax (a)	63	241	43
(a)2022 included a gain of $116 million ($208 million, after tax) from the sale of interests in XTO Energy Canada, which included the removal of a deferred tax liability.
9.    Litigation and other contingencies
A variety of claims have been made against the company and its subsidiaries in a number of lawsuits.
Management has regular litigation reviews, including updates from corporate and outside counsel to assess the need for accounting recognition or disclosure of these contingencies. The company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavourable outcome is reasonably possible and which are significant, the company discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of the company’s contingency disclosures, "significant" includes material matters, as well as other matters which management believes should be disclosed. Based on a consideration of all relevant facts and circumstances, the company does not believe the ultimate outcome of any currently pending lawsuits against the company will have a material adverse effect on the company’s operations, financial condition, or financial statements taken as a whole.
Additionally, the company has other commitments arising in the normal course of business for operating and capital needs, all of which are expected to be fulfilled with no adverse consequences material to the company’s operations or financial condition. Unconditional purchase obligations, as defined by accounting standards, are those long-term commitments that are non-cancellable or cancellable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. The company has not entered into any unconditional purchase obligations.
As a result of the completed sale of the remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2023, for guarantees relating to performance under contracts of other third-party obligations totalling $13 million (2022 - $17 million).

10. Common shares

At December 31
thousands of shares	2023	2022
Authorized	1,100,000	1,100,000
Outstanding	535,837	584,153
The most recent 12-month normal course issuer bid program came into effect June 29, 2023, under which Imperial continued its existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares (5 percent of the total shares on June 15, 2023) which included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.
On November 3, 2023, the company commenced a substantial issuer bid pursuant to which it offered to purchase for cancellation up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 13, 2023, with the company taking up and paying for 19,108,280 common shares at a price of $78.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of Imperial’s issued and outstanding shares at the close of business on October 30, 2023. This included 13,299,349 shares purchased from Exxon Mobil Corporation by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2021	734,077	1,357
Issued under employee share-based awards	7	—
Purchases at stated value	(56,004)	(105)
Balance as at December 31, 2021	678,080	1,252
Issued under employee share-based awards	—	—
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079
Issued under employee share-based awards	—	—
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992

The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2023	2022	2021
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	4,889	7,340	2,479
Weighted-average number of common shares outstanding (millions of shares)	574.8	640.2	711.6
Net income (loss) per common share (dollars)	8.51	11.47	3.48

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	4,889	7,340	2,479
Weighted-average number of common shares outstanding (millions of shares)	574.8	640.2	711.6
Effect of employee share-based awards (millions of shares)	1.1	1.3	1.6
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	575.9	641.5	713.2
Net income (loss) per common share (dollars)	8.49	11.44	3.48

Dividends per common share – declared (dollars)	1.94	1.46	1.03

11. Miscellaneous financial information
LIFO inventory
In 2023, net income included an after-tax gain of $5 million (2022 – $62 million gain, 2021 – $13 million loss) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2023 by about $2.2 billion (2022 – $2.0 billion). Inventories of crude oil and products at year-end consisted of the following:

millions of Canadian dollars	2023	2022
Crude oil	979	809
Petroleum products	579	471
Chemical products	66	76
Other	320	158
Total	1,944	1,514
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
Net research and development costs charged to expenses in 2023 were $84 million (2022 – $74 million, 2021 – $89 million). These costs are included in expenses due to the uncertainty of future benefits.
Accounts payable and accrued liabilities
“Accounts payable and accrued liabilities” included accrued taxes other than income taxes of $455 million at December 31, 2023 (2022 – $458 million) and other miscellaneous current liabilities of $726 million at December 31, 2023.
Government assistance
In 2022, the company prospectively adopted the Financial Accounting Standards Board’s standard, Government Assistance (Topic 832). The standard requires the annual disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. The company receives allowances from governments in the form of emission credits as a result of performing better than facility level expectations for emission targets and records these at a nominal amount in the Consolidated balance sheet. During 2022 and 2023, government assistance was immaterial to the company’s financial results.

12. Financing and additional notes and loans payable information

millions of Canadian dollars	2023	2022	2021
Debt-related interest (a)	203	111	63
Capitalized interest	(141)	(57)	(24)
Net interest expense	62	54	39
Other interest	7	6	15
Total financing (b)	69	60	54
(a)Includes related party interest with ExxonMobil.
(b)The weighted-average interest rate on short-term borrowings in 2023 was 4.9 percent (2022 – 2.0 percent, 2021 – 0.2 percent) and on long-term borrowings, with ExxonMobil, in 2023 was 4.9 percent (2022 – 1.9 percent, 2021 – 0.6 percent).

During the fourth quarter of 2023, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2024 and November 2025 respectively.

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
The table below summarizes the total lease cost incurred:

	2023		2022		2021
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	114		119		123
Short-term and other (net of sublease rental income)	30		40		19

Amortization of right of use assets		19		19		17
Interest on lease liabilities		29		30		33
Total lease cost	144	48	159	49	142	50
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet, weighted-average remaining lease term and weighted-average discount rates applied at December 31:

	2023		2022

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles - net	196		245
Included in Property, plant and equipment, less		599		618
accumulated depreciation and depletion
Total right of use assets	196	599	245	618

Lease liability due within one year
Included in Accounts payable and accrued liabilities	87	—	100	—
Included in Notes and loans payable		21		22
Long-term lease liability
Included in Other long-term obligations	111	—	151	—
Included in Long-term debt		564		586
Total lease liability	198	585	251	608

Weighted-average remaining lease term (years)	6	36	5	37
Weighted-average discount rate (percent)	1.9	4.7	1.1	4.7

The maturity analysis of the company’s lease liabilities as at December 31 are summarized below:

	2023

millions of Canadian dollars	Operating leases	Finance leases
Maturity analysis of lease liabilities
2024	90	49
2025	38	46
2026	16	44
2027	10	43
2028	9	42
2029 and beyond	46	858
Total lease payments	209	1,082

Discount to present value	(11)	(497)
Total lease liability	198	585
In addition to the operating lease liabilities in the table immediately above, at December 31, 2023, additional undiscounted commitments for leases not yet commenced totalled $54 million (2022 - $14 million).
Estimated cash payments for operating and finance leases not yet commenced are $1 million in 2024 and $48 million in 2025.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2023		2022		2021

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	56	—	121	—	122	—
Cash flows from financing activities		22		22		20

Non-cash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the year	61	—	117	—	176	123

14. Long-term debt

At December 31
millions of Canadian dollars	2023	2022
Long-term debt (a) (b)	3,447	3,447
Finance leases (c)	564	586
Total long-term debt	4,011	4,033
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
(c)Finance leases are primarily associated with transportation facilities and services agreements. The average imputed interest rate was 4.7 percent in 2023 (2022 – 4.7 percent). Total finance lease obligations also include $21 million in current liabilities (2022 - $22 million). Principal payments on finance leases of approximately $18 million on average per year are due in each of the next four years after December 31, 2024.

15. Accounting for suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports. The company had no capitalized suspended exploratory well costs as at December 31, 2023, 2022 and 2021.
Exploration activity involves drilling multiple wells, over a number of years, to fully evaluate a project. The company had no projects with exploratory wells costs capitalized as at December 31, 2023, 2022 and 2021.

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
The amounts of purchases and revenues by Imperial in 2023, with ExxonMobil, were $4,026 million and $13,544 million respectively (2022 - $3,719 million and $17,042 million respectively).
As at December 31, 2023, the company had an outstanding long-term loan of $3,447 million (2022 – $3,447 million) from ExxonMobil (see note 14, "Long-term debt", and note 12, "Financing and additional notes and loans payable information" for further details). The amount of financing costs with ExxonMobil were $169 million (2022 - $78 million).
Imperial has other related party transactions not detailed above in note 16, as they are not significant.

17. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2023	2022	2021
Balance at January 1	(512)	(1,177)	(1,989)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(206)	582	679
Amounts reclassified from accumulated other comprehensive income	41	83	133
Balance at December 31	(677)	(512)	(1,177)
Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

millions of Canadian dollars	2023	2022	2021
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(54)	(110)	(176)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2023	2022	2021
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(66)	188	221
Amortization of postretirement benefits liability adjustment included in net benefit cost	13	27	43
Total	(53)	215	264
18. Divestment activities

Jointly with ExxonMobil Canada, Imperial signed an agreement in the second quarter of 2022 with Whitecap Resources Inc. for the sale of its interests in XTO Energy Canada which included assets in the Montney and Duvernay areas of central Alberta, for total cash consideration of approximately $1.9 billion ($0.9 billion Imperial's share). The transaction closed on August 31, 2022 and the company recognized a gain of approximately $0.2 billion, after tax. Imperial’s total assets associated with this transaction included about $0.9 billion (about $0.8 billion of property, plant and equipment) and about $0.2 billion total liabilities in the Upstream segment.

Supplemental information on oil and gas exploration and production activities (unaudited)
The information on pages 108 to 109 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic crude oil reserves in the Syncrude joint-venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2023	2022	2021
Revenue
Sales to third parties (a)	6,420	7,154	5,081
Transfers (a) (b)	3,220	4,182	3,037
	9,640	11,336	8,118
Production expenses	5,015	5,521	4,728
Exploration expenses	5	5	32
Depreciation and depletion	1,475	1,467	1,579
Income taxes	733	1,030	457
Results of operations	2,412	3,313	1,322
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2023	2022	2021
Property costs (c)
Proved	—	—	—
Unproved	—	—	—
Exploration costs	5	5	32
Development costs	1,580	1,602	576
Total costs incurred in property acquisitions, exploration and development activities	1,585	1,607	608
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

Capitalized costs

millions of Canadian dollars	2023	2022
Property costs (a)
Proved	1,840	1,840
Unproved	493	493
Producing assets	39,759	39,075
Incomplete construction	2,683	2,375
Total capitalized cost	44,775	43,783
Accumulated depreciation and depletion	(19,568)	(18,512)
Net capitalized costs	25,207	25,271
(a)“Property costs” are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under “producing assets”). “Proved” represents areas where successful drilling has delineated a field capable of production. “Unproved” represents all other areas.

Standardized measure of discounted future cash flows
As required by the U.S. Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates, and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment and remediation obligations. The company believes the standardized measure does not provide a reliable estimate of the company’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year to year as prices change.
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2023	2022	2021
Future cash flows	158,347	198,923	161,577
Future production costs	(101,640)	(104,765)	(101,580)
Future development costs	(24,074)	(23,392)	(21,903)
Future income taxes	(7,016)	(16,872)	(8,192)
Future net cash flows	25,617	53,894	29,902
Annual discount of 10 percent for estimated timing of cash flows	(11,615)	(28,340)	(15,732)
Discounted future cash flows	14,002	25,554	14,170
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2023	2022	2021
Balance at beginning of year	25,554	14,170	(62)
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(4,918)	(6,113)	(3,841)
Net changes in prices, development costs and production costs (a)	(16,908)	23,215	7,681
Extensions, discoveries, additions and improved recovery, less related costs	58	664	52
Development costs incurred during the year	1,182	1,160	650
Revisions of previous quantity estimates	2,146	(4,431)	13,482
Accretion of discount	2,535	1,439	24
Net change in income taxes	4,353	(4,550)	(3,816)
Net change	(11,552)	11,384	14,232
Balance at end of year	14,002	25,554	14,170
(a)SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the “Net proved reserves table”.

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2021	7	168	444	81	560
Revisions	13	165	17	2,239	2,297
Improved recovery	—	—	—	2	2
(Sale) purchase of reserves in place	—	(10)	—	—	(2)
Discoveries and extensions	—	—	—	—	—
Production	(4)	(42)	(23)	(106)	(140)
End of year 2021	16	281	438	2,216	2,717

Revisions	—	(41)	(62)	(363)	(432)
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	(9)	(141)	—	—	(32)
Discoveries and extensions	—	2	—	67	67
Production	(3)	(29)	(23)	(96)	(127)
End of year 2022	4	72	353	1,824	2,193

Revisions	(2)	2	26	90	114
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	(1)	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(12)	(25)	(103)	(132)
End of year 2023	—	61	354	1,811	2,175

Net proved developed reserves included above, as of
January 1, 2021	7	167	311	76	422
December 31, 2021	14	205	326	1,957	2,331
December 31, 2022	4	60	248	1,691	1,953
December 31, 2023	—	53	242	1,706	1,957

Net proved undeveloped reserves included above, as of
January 1, 2021	—	1	133	5	138
December 31, 2021	2	76	112	259	386
December 31, 2022	—	12	105	133	240
December 31, 2023	—	8	112	105	218
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

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2021, 2022 and 2023. The definitions used are in accordance with the SEC Rule 4-10 (a) of Regulation S-X.
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
In 2023, upward revisions of proved bitumen of 0.1 billion barrels were driven by lower royalty obligations associated with lower pricing and minor technical revisions at Cold Lake and Kearl. A slight increase in proved reserves for synthetic crude oil is associated with lower royalty obligations associated with pricing. Conventional proved liquids reserves decreased to zero under existing pricing and operating conditions.
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

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees, with the exception of N.A. Hansen, are now directors and have been since the dates indicated. M.R. Crocker is a current director and has chosen not to stand for re-election. Mr. Hansen is not currently a director and is being nominated for election as a director for the first time.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, standing committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 15, 2024, the effective date of this circular, unless otherwise indicated.
For more information on our director nominees, please see the Statement of corporate governance practice section.
Director nominee tables

DAVID W. CORNHILL
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
Calgary, Alberta, Canada

Age: 70

Nonemployee director (independent)

Director since:
November 29, 2017

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			5 of 5 (100%)	Votes For:	477,220,521 (90.28%)
Executive resources			8 of 8 (100%)	Votes against:	51,359,878 (9.72%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	528,580,399
Nominations and corporate governance			6 of 6 (100%)
Finance (Chair)			5 of 5 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	12,500	15,217	27,717	18,700	46,417
(<0.01%)
Total market value as at February 15, 2024 ($)	1,016,250	1,237,142	2,253,392	1,520,310	3,773,702
Year over year change (#)	0	1,909	1,909	1,800	3,709
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–AltaGas Ltd. (2010 - present) –AltaGas Canada Inc. (2018 - 2020) *no public board interlocks			–AltaGas Ltd., Chairman of the board (1994 - 2019)

BRADLEY W. CORSON

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

Calgary, Alberta, Canada

Age: 62

Non-independent director

Director since:
September 17, 2019

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board (Chair)			8 of 8 (100%)	Votes For:	522,575,825 (98.86%)
				Votes Against:	6,004,574 (1.14%)
				Total Votes:	528,580,399
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	0	0	410,400	410,400
Total market value as at February 15, 2024 ($)	0	0	0	33,365,520	33,365,520
Year over year change (#)	0	0	0	86,800	86,800
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks			–President, Imperial Oil Limited (2019 – present) –President, ExxonMobil Upstream Ventures (2015 – 2019) (Affiliate)

SHARON R. DRISCOLL
Ms. Driscoll is currently an independent director of Empire Company Limited and also serves as a director of Gildan Activewear Inc. Prior to her retirement in 2023, Ms. Driscoll held executive positions at RB Global Incorporated, including chief financial officer, co-chief executive officer and executive vice-president and advisor to the chief executive officer. Prior to joining RB Global, Ms. Driscoll served as the executive vice-president and chief financial officer for Katz Group Canada Ltd. from 2013 to 2015 and was the senior vice-president and chief financial officer at Sears Canada Inc. from 2008 to 2013. Ms. Driscoll is a Chartered Professional Accountant and has a Bachelor of Commerce (Honours) degree from Queen’s University.
Vancouver, British Columbia, Canada

Age: 62

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board			4 of 4 (100%)
Audit (Chair)			2 of 2 (100%)	Votes For:	526,032,840 (99.52%)
Executive resources			5 of 5 (100%)	Votes against:	2,547,559 (0.48%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	528,580,399
Nominations and corporate governance			3 of 3 (100%)
Finance			5 of 5 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	1,122	1,122	3,300	4,422
Total market value as at February 15, 2024 ($)	0	91,219	91,219	268,290	359,509
Year over year change (#)	0	1,122	1,122	3,300	4,422
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Gildan Activewear Ltd. (2023 - Present) –Empire Company Limited (2018 – Present) *no public board interlocks
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated) Executive vice-president and advisor to CEO (2022 – 2023)
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated), Chief financial officer (2015 - 2022)
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated), Chief financial officer and Co-chief executive officer (2019)

JOHN N. FLOREN

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

Oakville, Ontario, Canada

Age: 65

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board			4 of 4 (100%)
Audit			2 of 2 (100%)	Votes For:	528,279,988 (99.94%)
Executive resources			5 of 5 (100%)	Votes against:	300,411 (0.06%)
Safety and sustainability (Chair)			4 of 4 (100%)	Total Votes:	528,580,399
Nominations and corporate governance			3 of 3 (100%)
Finance			5 of 5 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	1,122	1,122	3,300	4,422
Total market value as at February 15, 2024 ($)	0	91,219	91,219	268,290	359,509
Year over year change (#)	0	1,122	1,122	3,300	4,422
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–West Fraser Timber Co. Ltd. (2016 – present) –Methanex Corporation (2013 – 2022) *no public board interlocks			–Methanex Corporation, President and chief executive officer (2013 – 2022)

GARY J. GOLDBERG

Mr. Goldberg has more than 40 years of global experience in the mining industry, including in executive, operational and strategic roles, and currently serves as a non-executive director of BHP Group Limited. Mr. Goldberg served as the chief executive officer of Newmont Corporation from 2013 to 2019, and prior to that, was president and chief executive officer of Rio Tinto Minerals. Mr. Goldberg was also a non-executive director of Port Waratah Coal Services Limited and Rio Tinto Zimbabwe, and served as vice-chair of the World Gold Council, treasurer of the International Council on Mining and Metals, and chair of the National Mining Association in the United States.

Breckenridge, Colorado, United States of America

Age: 65

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board			4 of 4 (100%)
Audit			2 of 2 (100%)	Votes For:	528,282,636 (99.94%)
Executive resources (Chair)			5 of 5 (100%)	Votes against:	297,763 (0.06%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	528,580,399
Nominations and corporate governance			3 of 3 (100%)
Finance			5 of 5 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	1,122	1,122	3,300	4,422
Total market value as at February 15, 2024 ($)	0	91,219	91,219	268,290	359,509
Year over year change (#)	0	1,122	1,122	3,300	4,422
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–BHP Group Limited (2020 – present) –Newmont Corporation (previously Newmont Mining Corporation) (2013 – 2019) *no public board interlocks			–Newmont Corporation, Executive advisor (2019 – 2020) –Newmont Corporation, Chief executive officer (2013 – 2019)

NEIL A. HANSEN

Mr. Hansen is currently senior vice-president, energy products, for ExxonMobil Product Solutions Company and has held that position since April, 2022. He is responsible for the global fuels and aromatics value chains. Mr. Hansen has 24 years of financial and commercial experience across ExxonMobil's Upstream and Downstream businesses in the Americas, Europe, and Asia Pacific regions. Prior to his current position, Mr. Hansen was vice-president, fuels for Europe, Africa and Middle East based in Belgium and prior to that was vice-president investor relations and corporate secretary at ExxonMobil.

The Woodlands, Texas, United States of America

Age: 49

Non-independent director

Director since:
Not currently a member of the board; first nomination for election as director

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Not currently a member of the board or any of its committees			None	Votes For:	n/a
				Votes against:	n/a
				Total Votes:	n/a

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	0	0	0	0
Total market value as at February 15, 2024 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
* No share ownership guidelines apply
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Senior vice-president, energy products, Exxon Mobil Product Solutions Company, (2022 – present) (Affiliate)
–Vice-president, fuels, ExxonMobil Fuels & Lubricants Company, (2020 – 2022) (Affiliate)
–Vice-president, investor relations and corporate secretary, Exxon Mobil Corporation (2018 – 2020) (Affiliate)

MIRANDA C. HUBBS

Ms. Hubbs is currently an independent director of Nutrien Ltd. and also serves as a director of PSP Investments (Public Sector Pension Investment Board), Canadian Investment Regulatory Organization (CIRO) and serves as Chair of the board of the Canadian Red Cross. Prior to retirement in 2011, Ms. Hubbs was executive vice- president and managing director of McLean Budden, one of Canada’s leading investment managers. Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder. Ms. Hubbs serves on the ICD Climate Strategy Advisory Board and the Global Risk Institute Sustainable Finance Advisory Committee, holds the Fundamentals of Sustainability Accounting credential from the Sustainability Accounting Standards Board, and has received her CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University.

Toronto, Ontario, Canada

Age: 57

Nonemployee director (independent)

Director since:
July 26, 2018

Skills and experience:
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2023	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			5 of 5 (100%)	Votes For:	515,973,536 (97.62%)
Executive resources			7 of 8 (88%)	Votes against:	12,601,009 (2.38%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	528,574,545
Nominations and corporate governance (Chair)			5 of 6 (83%)
Finance			5 of 5 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 15, 2024 (#)	0	18,736	18,736	17,400	36,136
Total market value as at February 15, 2024 ($)	0	1,523,237	1,523,237	1,414,620	2,937,857
Year over year change (#)	0	2,001	2,001	1,800	3,801
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Nutrien Ltd. (2018 – present) *no public board interlocks			–None

Footnotes to director nominee tables on pages 113 through 116:

(a)The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)The company’s plan for restricted stock units for nonemployee directors is described on page 144. The company’s plan for deferred share units for nonemployee directors is described on page 143. The company’s plan for restricted stock units for selected employees is described on page 164.
(c)The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2017 through 2023 and deferred share units received since directors’ appointment.
(d)The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $81.30 on February 15, 2024.

Director and nominee holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#) (b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($) (c)
B.W. Corson	129,044	59,700	188,744	26,417,156
M.R. Crocker (d)	22,433	149,000	171,433	23,994,258
N.A. Hansen	—	155,800	155,800	21,806,218
(a)Holdings as at February 15, 2024. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees and directors individually. None of these individuals own more than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. D.W. Cornhill, S.R. Driscoll, J.N. Floren, G.J. Goldberg and M.C. Hubbs do not own common shares or hold restricted stock of Exxon Mobil Corporation.
(b)The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(c)The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $103.73 U.S., which is converted to Canadian dollars at the daily rate of exchange of $1.3493 provided by the Bank of Canada for February 15, 2024.
(d)M.R. Crocker is a current director and has chosen not to stand for re-election. Mr. Crocker does not hold any Imperial Oil Limited common shares, restricted stock units or deferred share units.
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

Corporate governance disclosure

2023 Corporate governance highlights
•Five of seven of our directors and our director nominees are independent and meet the criteria for independence set by Canadian securities regulators, the SEC and the NYSE American LLC.
•The company delivered extensive orientation programs to S.R. Driscoll, J.N. Floren and G.J. Goldberg upon their election to the board for the first time in 2023.
•The directors are highly qualified with diversity of gender, background, experience and skill.
•The company’s independent directors have significant stock ownership requirements, all of which have been met (S.R. Driscoll, J.N. Floren and G.J. Goldberg were each elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines within five years from the date of their appointment). The independent directors collectively have nearly $7.8 million in shareholdings in the company.
•The independent directors regularly meet in executive sessions without management present.
•Shares of the company are listed on the TSX and trade on the NYSE American LLC and our corporate governance practices comply with applicable policies and practices of each exchange.
•97% average vote in favour for the election of our directors at the 2023 annual meeting.
•Two of seven or 29% of the director nominees, and 10 of 23 or 43% of the executive officers of the company and its major subsidiaries, are women.

Corporate governance at a glance

Controlled company	Yes
Size of board	7
Number of independent directors	5
Women on board (board and nominees)	2
Average attendance of directors at board and committee meetings	97%
Lead director	Yes
In camera sessions of independent directors at every board meeting	Yes
Independent status of audit committee	100%
Audit committee members financially literate	All
Independent status of executive resources committee	83%
Independent status of nominations and corporate governance committee	83%
Majority of independent directors on all committees	Yes
Individual director elections	Yes
Average tenure of director nominees (approximate)	3 years
Average age of director nominees (approximate)	61 years
Mandatory retirement age	72 years
Separate board chair and CEO	No
Number of board interlocks	None
No director serves on more than two boards of another reporting issuer	Yes
Share ownership requirements for independent directors	Yes
Share ownership requirements for chairman and chief executive officer	Yes
Board orientation and education program	Yes
Code of business conduct and ethics	Yes
Board and committee charters	Yes
Position descriptions for the chairman and chief executive officer, lead director and the chair of each committee	Yes
Skills matrix for directors	Yes
Annual board evaluation process	Yes
Annual advisory vote on executive compensation	No
Dual-class shares	No
Change of control agreements	No

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
Composition of our board nominees
More information on diversity, including on the board and among executive officers of the company, can be found at page 151.

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

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors
D.W. Cornhill	6 years	2026
B.W. Corson	4 years	—
S.R. Driscoll	1 year	2034
J.N. Floren	1 year	2031
G.J. Goldberg	1 year	2031
N.A. Hansen (a)	—	—
M.C. Hubbs	5 years	2039
(a)N.A. Hansen is being nominated for election as a director at the annual meeting of shareholders and is not currently a director.

Skills and experience of our board members and nominees

Our directors and nominees bring a wide range of skills, diversity and experience.

The current directors and director nominees have the experience and expertise required to ensure effective oversight, stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the director nominee tables on pages 113 through 117 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director and nominee that led the board to conclude that such person should serve as a director of the company.

	D.W. Cornhill	B.W. Corson	M.R. Crocker (a)	S.R. Driscoll	J.N. Floren	G.J. Goldberg	N.A. Hansen (b)	M.C. Hubbs
Leadership of large organizations	✓	✓	✓	✓	✓	✓	✓
Operations / technical	✓	✓	✓		✓	✓
Project management	✓	✓	✓	✓	✓	✓	✓
Global experience		✓	✓	✓	✓	✓	✓	✓
Strategy development	✓	✓	✓	✓	✓	✓	✓	✓
Environment and sustainability	✓	✓	✓	✓	✓	✓	✓	✓
Audit committee financial expert	✓			✓				✓
Financial expertise	✓	✓	✓	✓	✓	✓	✓	✓
Government relations		✓	✓		✓	✓	✓
Information technology / cybersecurity oversight					✓			✓
Executive compensation	✓	✓	✓	✓	✓	✓	✓	✓
Risk management	✓	✓	✓	✓	✓	✓	✓	✓

(a)M.R. Crocker is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)N.A. Hansen is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.

Independence of our board members and nominees

Five out of seven of the director nominees are independent.

The board is currently composed of seven directors, six of whom will be standing for re-election at the annual meeting of shareholders on April 30, 2024. M.R. Crocker is a current director and has chosen not to stand for re-election. N.A. Hansen is not currently a director and is being nominated for election as a director. The majority of the nominees (five out of seven) are independent. The independent directors and nominees are not employees of the company.

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
M.R. Crocker is also a non-independent director as he is an employee of Exxon Mobil Corporation. Mr. Crocker has chosen not to stand for re-election at the annual meeting of shareholders. Director nominee, N.A. Hansen, holds the position of senior vice-president, energy products at ExxonMobil Product Solutions Company, a division of Exxon Mobil Corporation, and if elected will also be a non-independent director. The company believes that Mr. Crocker and Mr. Hansen, although deemed non-independent under the relevant standards by virtue of their employment, can be viewed as independent of the company’s management and that their ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director and/or nominee	Management	Independent	Not independent	Reason for non-independent status

D.W. Cornhill		✓
B.W. Corson	✓		✓	B.W. Corson is a director and chairman, president and chief executive officer of Imperial Oil Limited.
M.R. Crocker (a)			✓	M.R. Crocker is an employee of Exxon Mobil Corporation.
S.R. Driscoll		✓
J.N. Floren		✓
G.J. Goldberg		✓
N.A. Hansen (b)			✓	N.A. Hansen is an employee of Exxon Mobil Corporation.
M.C. Hubbs		✓
(a)M.R. Crocker is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)N.A. Hansen is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.

Committee membership of our board

Each standing committee is chaired by a different independent director and all of the independent directors are members of each committee.
The chart below shows the company’s current standing committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Safety and sustainability committee (d)	Executive resources committee	Finance committee (d)

D.W. Cornhill (c)	✓	✓	✓	✓	✓ Chair
B.W. Corson (a)	—	—	—	—	—
M.R. Crocker (a)	✓	—	✓	✓	✓
S.R. Driscoll (c)	✓	✓ Chair	✓	✓	✓
J.N. Floren	✓	✓	✓ Chair	✓	✓
G.J. Goldberg	✓	✓	✓	✓ Chair	✓
M.C. Hubbs (c)	✓ Chair	✓	✓	✓	✓
(a)Not independent directors. M.R. Crocker is a current director and has chosen not to stand for re-election.
(b)All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)Audit committee financial experts under U.S. regulatory requirements.
(d)In May 2023, the board of directors approved the creation of the finance committee, and dissolved the community collaboration and engagement committee with the ongoing responsibilities of this committee being assumed by the safety and sustainability committee. There were no meetings of the community collaboration and engagement committee in 2023 prior to its dissolution.
In addition to its standing committees, the board may establish ad hoc committees or special committees from time to time. One special committee of independent directors was established in September, 2022 and remained active during 2023 for the purposes of considering certain matters. The special committee was chaired by D.W. Cornhill and consisted of the five independent directors. The special committee was dissolved in February, 2024.

Number of meetings
The chart below shows the number of board and standing committee meetings held in 2023. This includes seven regular meetings and one additional special meeting of the board.

Meetings of the board and standing committees in 2023:

(a)In February 2023, the public policy and corporate responsibility committee was changed to the safety and sustainability committee.
(b)In May 2023, the board of directors approved the creation of the finance committee, and dissolved the community collaboration and engagement committee with the ongoing responsibilities of this committee being assumed by the safety and sustainability committee. There were no meetings of the community collaboration and engagement committee in 2023 prior to its dissolution.

Attendance of our board members in 2023

97% board and standing committee meeting attendance from all members.
The following chart provides a summary of the attendance record of each of the directors in 2023. The attendance record of each director nominee is also set out in their biographical information within the nominee section. The attendance chart also provides an overall view of the attendance per standing committee. Senior management directors and other members of management periodically attend standing committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Safety and sustainability committee (a)(b)	Nominations and corporate governance committee	Finance committee (b)	Annual meeting	Total	Percentage by director

D.W. Cornhill	8 of 8	5 of 5	8 of 8	5 of 5	6 of 6	5 of 5 (chair)	1 of 1	38 of 38	100%
B.W. Corson	8 of 8 (chair)	—	—	—	—	—	1 of 1	9 of 9	100%
M.R. Crocker	8 of 8	—	8 of 8	5 of 5	6 of 6	5 of 5	1 of 1	33 of 33	100%
S.R. Driscoll (c)	4 of 4	2 of 2 (chair)	5 of 5	4 of 4	3 of 3	5 of 5	1 of 1	24 of 24	100%
J.N. Floren (c)	4 of 4	2 of 2	5 of 5	4 of 4 (chair)	3 of 3	5 of 5	1 of 1	24 of 24	100%
G.J. Goldberg (c)	4 of 4	2 of 2	5 of 5 (chair)	4 of 4	3 of 3	5 of 5	1 of 1	24 of 24	100%
K.T. Hoeg (d)	3 of 3	3 of 3	3 of 3	1 of 1	3 of 3	—	1 of 1	14 of 14	100%
M.C. Hubbs	8 of 8	5 of 5	7 of 8	5 of 5	5 of 6 (chair)	5 of 5	1 of 1	36 of 38	95%
J.M. Mintz (d)	3 of 3	3 of 3	3 of 3	1 of 1	3 of 3	—	1 of 1	14 of 14	100%
D.S. Sutherland (d)	2 of 3	2 of 3	2 of 3	1 of 1	2 of 3	—	1 of 1	10 of 14	71%
Percentage by committee	98%	96%	96%	100%	94%	100%	100%	226 of 232	Overall attendance 97%
(a)In February 2023, the public policy and corporate responsibility committee was changed to the safety and sustainability committee.
(b)In May 2023, the board of directors approved the creation of the finance committee, and dissolved the community collaboration and engagement committee with the ongoing responsibilities of this committee being assumed by the safety and sustainability committee. There were no meetings of the community collaboration and engagement committee in 2023 prior to its dissolution.
(c)S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board and its committees on May 2, 2023.
(d)K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board and its committees on May 2, 2023. Prior to retirement, K.T. Hoeg was the chair of the audit committee, J.M. Mintz was the chair of the safety and sustainability committee, and D.S. Sutherland was the chair of the executive resources committee.

Other public company directorships of our board members and nominees

No director or nominee serves on more than two boards of another reporting issuer.
The following table shows which directors and nominees serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director or nominee	Other reporting issuers of which director or nominee is also a director	Type of company	Stock symbol: Exchange	Committee appointments

D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	Environment, health and safety committee
B.W. Corson	—	—	—	—
M.R. Crocker (a)	—	—	—	—
S.R. Driscoll	Empire Company Limited	Food retailing	EMP.A:TSX	Audit committee (chair), Nominating committee, and Corporate governance and social responsibility committee
	Gildan Activewear Inc.	Apparel and Luxury	GIL:TSX	Audit and finance committee, Compensation and human resources committee
J.N. Floren	West Fraser Timber Co. Ltd	Basic Materials- Forest Products	WFG:TSX	Health, safety and environment committee (chair), Human resources and compensation committee, and Governance and nominating committee
G.J. Goldberg	BHP Group Limited	Basic Materials- Other industrial Metals and mining	BHP:ASX	Sustainability committee (chair) and Nominations and governance committee
N.A. Hansen (b)	—	—	—	—
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Human resources and compensation committee and Safety and sustainability committee (chair)
(a)M.R. Crocker is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)N.A. Hansen is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.
Interlocking directorships of our board nominees
As of the date of this proxy circular, there are no interlocking public company directorships among the nominees.

Director qualification and selection process
The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The committee identifies candidates from a number of sources, including executive search firms and referrals from existing directors. The process for selection is described in paragraph 11 (a) of the Board of Directors Charter found in Appendix A of this circular. The committee will consider potential future candidates as required.
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
•Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 137)
•Expertise in financial matters (Financial expertise)
•Expertise in managing relations with government (Government relations)
•Expertise in information technology and cybersecurity oversight (Information technology / cybersecurity oversight)
•Expertise in executive compensation policies and practices (Executive compensation)
•Expertise in oversight of risk management policies and practices (Risk management)
The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:
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
The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether the candidate is able to fill any gaps in such experience, expertise and diversity of age, regional association, gender and other diversity elements. More detailed information on diversity of the board, including in connection with the director recruitment process that was completed in 2023, can be found at page 151. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest.
Candidates are expected to remain qualified to serve for a minimum of five years and independent directors are expected to achieve ownership of no less than 16,500 common shares, deferred share units and restricted share units within five years of becoming an independent director.
When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 11 (b) of the Board of Directors Charter found in Appendix A of this circular. Candidates for re-nomination are expected not to change their principal position, the thrust of their involvement or their regional association in a way that would significantly detract from their value as a director of the corporation. They are also expected to continue to be compatible with the criteria that led to their selection as nominees. Under exceptional circumstances, the nominations and corporate governance committee, on the request of the chairman, may continue to support the nomination of a director who has attained the mandatory retirement age.

Recently, the board and nominations and corporate governance committee completed an extensive director recruitment process in early 2023 in anticipation of three of the then-current directors reaching mandatory retirement age. Throughout this process, the board reviewed the recruitment progress on a regular basis, including discussing numerous candidates, conducting extensive interviews and ensuring that all board members had the opportunity to meet the candidates to ensure a strong fit for the board. It also included engaging executive search firms to cultivate a diverse selection of potential nominees. This recruitment process resulted in three new directors being elected at the 2023 annual meeting, S.R. Driscoll, J.N. Floren and G.J. Goldberg, all of whom are standing for re-election at the 2024 annual meeting. These new directors complement the board’s existing skillsets and expertise by providing additional experience in energy, business transition and capital allocation.
Director orientation, education and development

The company regularly provides in-depth presentations to the directors on relevant and emerging issues and encourages continuing education opportunities.
The corporate secretary organizes an orientation program for all new directors. In a series of meetings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, organizational structure, security, information technology management and on critical planning and reserves processes. They also receive key governance and disclosure documents and a comprehensive board manual which contains a record of historical information about the company, by-laws, company policies, the charters of the board and its committees, other relevant company business information, information on directors’ duties and additional board related activities and calendars. Shortly after their election to the board, S.R. Driscoll, J.N. Floren and G.J. Goldberg completed an extensive orientation program with the company’s corporate secretary and senior managers of various departments. Each new director participated in comprehensive onboarding sessions, including in-depth reviews of the company’s history, culture, practices, businesses and operations, risk framework, and ethics and other foundational policies, and in-depth reviews of legal and regulatory requirements, the Canadian climate framework, the company's emissions profile, emissions-related targets and plans for achieving such targets, and energy industry dynamics in general. With N.A. Hansen being nominated for election for the first time this year, the corporate secretary plans to provide an orientation shortly after his election to the board.

Board and committee members participate in continuing education and maintain oversight over company operations through regular presentations by management, which focus on providing and discussing more in-depth information about key aspects of the business. Subject to exceptional circumstances, each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. These site visits help directors better understand the strengths and business opportunities unique to various operations and markets across the country, and enhance the board’s perspective of the integrated nature of the company’s business. In 2023, the board visited the Calgary research centre ("CRC"), the Kearl site and the Strathcona refinery, for a tour of the facilities and discussions specific to the operations and research at CRC, Strathcona and Kearl, including reviewing the mitigations and community engagement in respect of the Kearl environmental protection order.

Throughout 2023, one way in which the board and its committees exercised oversight was through regularly receiving and discussing presentations and updates that focused on performance, strategy and opportunities for the business. Some of these sessions included ongoing reviews of upstream and downstream performance, plans and strategies, regular reviews and consideration of the company’s monitoring, assessment, mitigations and engagement relating to the Kearl environmental protection order, internal audit reviews, a pension management review, community engagement strategy, litigation reviews, conflict of interest and ethics reviews and a competition and anti-corruption review. Recognizing the importance of cybersecurity oversight for the company, the board also reviewed and considered an information technology and cybersecurity update including strategic cybersecurity priorities, the evolving threat landscape, key security initiatives and metrics, business response plans, and mitigation efforts and system improvements throughout the year. The board also reviewed presentations on the company’s risk assessment processes for forced labour and child labour in its supply chain to support implementation of Canadian disclosure requirements on this subject.

With strong market conditions and business performance throughout the year, the board focused on strategic direction, operational priorities, capital allocation and prioritizing shareholder returns. This included reviews and approval of renewal and acceleration of the company's normal course issuer bid and the completion of one substantial issuer bid during the year.
The board also maintained oversight over the company’s various environmental, social and governance initiatives throughout the year, including considering and discussing the publication of the company’s advancing climate solutions and sustainability reports and reviewing the company's surplus site management process. There was a continued focus by the board on the company’s progress with emissions reduction initiatives, including the company’s continued participation in the Oil Sands Pathways to Net Zero initiative and setting and tracking emissions reduction goals. The board also undertook reviews of disclosure and emissions performance, safety performance, Canada climate policy updates and a review of the company's regulatory compliance framework and management system. Please see the Risk oversight section for more information on the board’s role in relation to the environment.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2023, the directors considered presentations on ExxonMobil’s global internal audit process and strategy, cybersecurity, ExxonMobil’s corporate strategy, and its Global Outlook.
Prior to each board meeting, members of the board receive and review an extensive package of materials that provides a comprehensive summary on each agenda item to be discussed. Similarly, the committee members also receive and review a comprehensive summary on each agenda item to be discussed by that particular committee. Informational communications and other written publications or reports of interest to the directors are also forwarded routinely.
The board members are canvassed as to whether there are any additional topics relevant to the board or to a specific committee that they would like to see addressed, and management schedules presentations covering these areas for discussion. In addition, at every meeting the board receives an extensive update from the chairman, president and chief executive officer on business environment trends, relevant geopolitical activities, federal government priorities, key provincial issues and competitor activities, as appropriate.
Directors are encouraged to participate in other continuing education programs and events to ensure their skills and knowledge remain current. In 2023, one or more directors participated in continuing education provided by third parties pertaining to, among other things, board oversight of climate change and the energy transition, corporate disclosures, corporate governance and ethics, risk management, cybersecurity, artificial intelligence and internal audit. Furthermore, the board recognizes the importance of the company's relationships with Indigenous communities and acknowledges the calls to action of the Truth and Reconciliation Commission of Canada, and all of the independent directors have completed the "4 Seasons of Reconciliation" course provided by the Indigenous Continuing Education Centre of the First Nations University of Canada.
Board performance assessment
The board and its committees, as well as the performance of the directors, are assessed on an annual basis. For 2023, the directors engaged in a performance assessment with the chairman, president and chief executive officer, which includes discussion and evaluation of the board and each committee’s effectiveness in various areas. The chairman, president and chief executive officer also meets regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discuss a summary of these assessment outcomes in the first quarter of each year. Beginning in 2024, the lead director and the chairman, president and chief executive officer will together lead the annual performance evaluation of the board. More information about the new lead director position can be found in the section that follows, under the heading “Board and committee structure — Leadership structure”.
Board and committee structure
Leadership structure
The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position and an independent lead director selected by and from the independent directors.

Through more than 40 years of experience with ExxonMobil and Imperial, the current chief executive officer possesses an in-depth knowledge of the evolving energy industry supply and demand fundamentals and the array of challenges to be faced by the company. The board believes that the extensive experience and other insights put the chief executive officer in the best position to provide broad leadership for the board as it considers strategy and exercises its fiduciary responsibilities. Further, the board has demonstrated its commitment and ability to provide independent oversight of management. The position description of the chief executive officer is fully described in paragraph 14 (a) of the Board of Directors Charter attached as Appendix A.

In February 2024, the board established a lead director position to further enhance independent board leadership. D.W. Cornhill was appointed lead director. Prior to the formation of the lead director position, D.W. Cornhill provided leadership for the independent directors in his capacity as chair of the executive sessions of the board. It is normally expected that the same director will serve as lead director for a minimum of two years. The duties and responsibilities of the lead director include:
•act as liaison with the chairman, in consultation with the other directors, (provided however that each director will also be afforded direct and complete access to the chairman at any time as such director deems necessary or appropriate);
•calls, chairs and sets agendas for executive sessions of the independent directors;
•provides feedback to the chairman;
•chairs meetings of the board in the absence of the chairman;
•reviews and approves the schedule and agenda for all board and committee meetings and reviews associated materials distributed to the directors;
•advises the chairman as to the quality, quantity and timeliness of information flows;
•working together with the chairman, oversees the annual performance evaluation of the board; and
•working together with the chair of the executive resources committee, oversees the annual performance review of the chief executive officer.

Compensation for the lead director is determined by the board on the recommendation of the nominations and corporate governance committee and will be reviewed annually. Presently, the board has established the compensation for acting as lead director at $45,000 per year. The position description of the lead director is fully described in paragraph 8 of the Board of Directors Charter attached as Appendix A.
Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2023. Following the establishment of the lead director position in 2024, the executive sessions of the board are chaired by the lead director. The purposes of the executive sessions of the board include the following and are more fully described in paragraph 10 of the Board of Directors Charter attached as Appendix A:
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

Committee structure
The board has created five standing committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. M.R. Crocker is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors. Mr. Crocker has chosen not to stand for re-election at the annual meeting of shareholders. It is anticipated that if elected, director nominee N.A. Hansen will also be a member of each committee, with the exception of the audit committee. In February 2023, the public policy and corporate responsibility committee was changed to the safety and sustainability committee. In May 2023, the board dissolved the community collaboration and engagement committee, with the ongoing responsibilities of that committee being assumed by the safety and sustainability committee. At the same time, the board of directors approved the creation of the finance committee, reflecting the board’s responsibility for oversight of the company’s capital structure and allocation, financial policies, practices and strategies and significant investments.
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
For a discussion on the company’s risk management in relation to executive compensation, see the Compensation discussion and analysis section.

The chairman, president and chief executive officer is charged with identifying the company’s principal risks and ensuring appropriate systems are in place to manage these risks. The company incorporates external input in the identification and assessment of risks, including engaging directly with a variety of external stakeholders and communities, including policy makers, investors, customers, regulators, academics, Indigenous peoples, non-governmental organizations and industry associations on issues and opportunities of relevance to the company. These risks included energy transition risks, operational risks, environmental and sustainability risks, and policy risks.
The board of directors is responsible for reviewing the principal risks and overseeing the implementation of the risk management system, with the various committees assisting in risk oversight for issues that fall under their responsibility. This integrated risk management approach facilitates recognition and oversight of risk. For example, the audit committee oversees the company’s system of internal accounting and financial controls, the executive resources committee oversees the compensation programs and practices in relation to risk management, and the finance committee oversees risk management in connection with capital allocation and expenditures.
The safety and sustainability committee oversees the policies and practices that manage environment, health, safety and security risk. The committee regularly engages with senior management on climate matters and our environmental practices and performance, including reviews of, and briefings from subject-matter experts on, compliance with legislation and the assessment of public policy impacts on corporate performance, health and safety systems and performance, new technology developments, and the risks, actions and disclosure associated with climate change and the energy transition. In 2023, this included an in-depth review of the company’s regulatory compliance framework and management processes through its operations integrity management system. As part of this assessment, the committee reviews the company’s commitments to environmental sustainability priorities such as progressive reclamation, decommissioning and remediation, water conservation and use, air quality improvement, waste management and land use and biodiversity. Additionally, the committee and board provide oversight over the company's emission reduction goals and performance, including the company's target to reduce greenhouse gas emissions intensity (Scope 1, 2) for its operated oil sands facilities by 30 percent by 2030 (relative to 2016 levels). As part of the company’s efforts to provide solutions that lower the greenhouse gas emissions intensity of its operations and to provide lower life-cycle emission products to its customers, Imperial has also implemented a company-wide goal to achieve net-zero emissions (Scope 1, 2) by 2050 in its operated assets through collaboration with government and other industry partners.
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

Directors	● B.W. Corson (chair)	● J.N. Floren
	● D.W. Cornhill	● G.J. Goldberg
	● M.R. Crocker	● M.C. Hubbs
● S.R. Driscoll

Number of meetings
Eight meetings of the board of directors were held in 2023, which included one special meeting of the board. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2023.

Board highlights in 2023
●  Welcomed three newly elected directors to the board.
●  Approved changes to the composition of the committees of the board and updated charters to reflect mandates of those committees.
●  Carried out site visits to Kearl, Stathcona refinery, and the Calgary research centre.
●  Engaged in active oversight of company’s response to Kearl environmental protection order
●  Regularly discussed industry activity, market updates and company initiatives.
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
●  Implemented various mechanisms for enhancing shareholder returns, such as increasing the dividend, renewing and accelerating the company’s normal course issuer bid program, and one substantial issuer bid.
●  Provided oversight in support of safety, environmental performance and sustainability.
●  Regularly discussed climate change policies, risks, opportunities and the company’s climate strategy, including the company’s continued membership in the Oil Sands Pathways to Net Zero initiative.
●  Expanded existing mechanisms for recovering certain executive compensation in the event of a material negative financial restatement, by adopting new policy in compliance with new Rule 10D-1 of the US Securities Exchange Act of 1934.
●  Reviewed various stages of key projects such as Kearl in-pit tailings, Kearl autonomous haul vehicles, Cold Lake Grand Rapids Phase 1, Enhanced Bitumen Recovery Technology pilot, and approved Strathcona’s renewable diesel project.

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

Committee members	● S.R. Driscoll (chair)	● J.N. Floren
	● M.C. Hubbs (vice-chair)	● G.J. Goldberg
● D.W. Cornhill

Number of meetings
Five meetings of the audit committee were held in 2023. The committee members met in camera without management present and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2023
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

Financial expertise
The company’s board of directors has determined that D.W. Cornhill, S.R. Driscoll and M.C. Hubbs meet the definition of “audit committee financial expert”. The U.S. Securities and Exchange Commission has indicated that the designation of an audit committee financial expert does not make that person an expert for any purpose, or impose any duties, obligations or liability on that person that are greater than those imposed on members of the audit committee and board of directors in the absence of such designation or identification. All members of the audit committee are financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.

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

Committee members	● G.J. Goldberg (chair)	● S.R. Driscoll
	● D.W. Cornhill (vice-chair)	● J.N. Floren
	● M.R. Crocker	● M.C. Hubbs
None of the members of the executive resources committee currently serves as a chief executive officer of another company.
Number of meetings	Eight meetings of the executive resources committee were held in 2023.
Committee highlights in 2023
●  Evaluated performance and approved compensation for CEO and other executive officers.
●  Approved overall compensation budget and incentive program for the company.
●  Reviewed new policy relating to new Rule 10D-1 of the US Securities Exchange Act of 1934 for recovering certain executive compensation in the event of a material negative financial restatement, and related amendments to the short term incentive plan.
●  Reviewed a number of workforce and organizational changes.
●  Continued focus on succession planning for senior management positions.

Committee members relevant skills and experience	All committee members had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. D.W. Cornhill, S.R. Driscoll, J.N. Floren G.J. Goldberg and M.C. Hubbs serve or have served on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.
Role in risk oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.
Independence	The members of the executive resources committee are independent, with the exception of M.R. Crocker, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, views Mr. Crocker as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Crocker’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

Safety and sustainability committee
The role of the safety and sustainability committee is to oversee and monitor the company’s policies and practices in matters of the environment, health, safety, security and sustainability. The committee monitors the company’s compliance with legislative, regulatory and corporate standards in these areas, and reviews trends and current and emerging public policy. It also assesses the potential impacts of public policy, climate change, and stakeholder and Indigenous relations on corporate performance, and oversees the company's community investment activities including charitable donations.
The committee evaluates safety and environmental performance, incidents and trends on a regular basis to ensure the company’s focus on the safety of its employees, contractors and stakeholders and on operating in an environmentally responsible manner. It also provides oversight over sustainability and climate risk, including regular reviews and assessment of sustainability performance and initiatives, as well as climate risk within the company’s risk management system and the strategies to address these risks. The formal mandate of the committee can be found within the Safety and Sustainability Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● J.N. Floren (chair)	● M.R. Crocker
	● G.J. Goldberg (vice-chair)	● S.R. Driscoll
	● D.W. Cornhill	● M.C. Hubbs

Number of meetings	Five meetings of the safety and sustainability committee were held in 2023.
Committee highlights in 2023
● Personnel and process safety systems, performance and incident review, including ongoing oversight and guidance for mitigations and community engagement in respect of the Kearl environmental protection order.
● Environmental performance review (greenhouse gas, other air emissions, water consumption).
● Updates on material Canadian policy developments.
● Updates on Pathways Alliance carbon capture utilization and storage (CCUS) activities.
● Review of the company’s Advancing Climate Solutions and Sustainability Reports and the company’s disclosure strategy and plans.
● The company invested more than $17.5M in Canadian communities in 2022 as reported using the London Benchmark Group model – a global standard for measuring and reporting community investment.
● In 2023, the company contributed over $16.5M through community benefit agreements to Indigenous communities.
● The company surpassed $5 billion in spending with Indigenous business since 2008, achieving the highest annual Indigenous business spend in 2023.
● Celebrated 20 years of support for Indspire, an organization that invests in the education of First Nations, Inuit and Métis people in Canada in 2023. Through the company's support, Indspire has provided scholarships to more than 500 Indigenous students.

Role in risk oversight
The safety and sustainability committee reviews and monitors the company’s policies and practices in matters of environment, health, personnel and process safety and security, which policies and practices are intended to mitigate and manage risk in these areas. This includes specific reviews with respect to climate risk and the company’s strategies to address these risks. It also includes pandemic and emergency response and continuity planning, in relation to health pandemics and epidemics. The committee receives regular reports from management on these matters.

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

Committee members	● M.C. Hubbs (chair)	● M.R. Crocker
	● J.N. Floren (vice-chair)	● S.R. Driscoll
	● D.W. Cornhill	● G.J. Goldberg

Number of meetings	Six meetings of the nominations and corporate governance committee were held in 2023.
Committee highlights in 2023
● Approval of the statement of corporate governance practices.
● Engagement in board and committee self-assessment.
● Review of director compensation principles.
● Continued oversight and completion of director recruitment process with three new directors joining the board upon election at the 2023 shareholder meeting.
● Recommendation for changes to the composition of the committees of the board and recommendations for changes to the charters to reflect mandates of those committees.

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

Finance committee
The role of the finance committee is to provide oversight and guidance regarding the corporation’s capital structure/capital allocation, financial policies, practices and strategies. The formal mandate of the committee can be found within the Finance Committee Charter in Appendix A of this circular. The committee is satisfied that its activities over the year have fulfilled its mandate.

Committee members	● D.W. Cornhill (chair)	● J.N. Floren
	● S.R. Driscoll (vice-chair)	● G.J. Goldberg
	● M.R. Crocker	● M.C. Hubbs

Number of meetings	Five meetings of the finance committee were held in 2023.
Committee highlights in 2023
● Review and recommendation of the company’s corporate and finance plans including the capital budget.
● Review and recommendation of dividend declarations.
● Review and recommendation of share buyback programs.

Role in risk oversight	The finance committee oversees risk by implementing and overseeing effective policies, practices and procedures, and by carefully considering various risk and other factors in connection with specific proposals for capital expenditures, budget additions and strategic initiatives and plans.
Independence	The members of the finance committee are independent, with the exception of M.R. Crocker.

Director compensation
Director compensation discussion and analysis

Directors’ compensation is intended to align the long-term financial interests of the directors with those of the shareholders.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The committee relied on an internally-led assessment to provide competitive compensation and market data for directors’ compensation, which assisted the committee in making a compensation recommendation for the company’s directors. The internally-led assessment included a review of data from benchmark companies, with this data being provided by an independent external consultant. The internal assessment maintained the compensation design philosophy, objectives and principles, and was consistent with previous methodology used in this analysis.
Employees of the company or Exxon Mobil Corporation receive no extra pay for serving as directors. Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 143.

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
The comparator companies included in the benchmark sample are as follows:

Energy	Non-energy
Canadian Natural Resources Limited	Air Canada
Cenovus Energy Inc.	BCE Inc.
Enbridge Inc.	Canadian National Railway Company
Ovintiv Inc.	Nutrien Ltd.
Parkland Fuel Corporation	Royal Bank of Canada
Suncor Energy Inc.	Teck Resources Limited
TC Energy Corporation	TELUS Corporation
Hedging policy
Company policy prohibits all employees, including executives, and directors, from being a party to derivative or similar financial instruments, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.
For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 158.
Compensation details
Board retainer
The compensation of the nonemployee directors is assessed annually, and currently consists of a cash retainer for board membership and a grant of restricted stock units.
In 2021, the nominations and corporate governance committee reviewed and recommended a change to the annual grant of restricted stock units, increasing the grant from 3,000 to 3,300, with the annual retainer for board membership remaining at $110,000 per year. The board subsequently approved this recommendation. During 2023, the committee recommended and the board approved no changes to nonemployee director compensation.

The following table summarizes the compensation terms for the nonemployee directors in 2023:

Director compensation
Annual retainer terms: (a)
Cash retainer:
Board membership	$110,000 annually
Committee chair	None
Equity based compensation:
Restricted stock units	3,300 units
(50% vests on each of the 5th and 10th anniversary dates of the grant)
(a) The nonemployee directors may elect to take all or a portion of the cash retainer in the form of deferred share units. Nonemployee directors who are elected or appointed to the board during the year receive the full restricted stock unit grant and a pro-rated cash retainer based on the appointment or election date.
In addition to compensation for board membership, the board determines the compensation for special committee membership when the committee is established. There was no cash retainer in connection with the special committee that was in place during 2023.
Equity based compensation
Deferred share units
In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2023.

Director	Election for 2023 director’s fees in cash (%)	Election for 2023 director’s fees in deferred share units (%)
D.W. Cornhill	0	100
S.R. Driscoll (a)	0	100
J.N. Floren (a)	0	100
G.J. Goldberg (a)	0	100
K.T. Hoeg (b)	0	100
M.C. Hubbs	0	100
J.M. Mintz (b)	0	100
D.S. Sutherland (b)	0	100

(a)S.R. Driscoll, J.N. Floren, G.J. Goldberg were elected to the board and its committees on May 2, 2023.
(b)K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board and its committees on May 2, 2023.

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
Restricted stock units
In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. The restricted stock unit plan is described in more detail beginning on page 164.
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
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2023.

Director (a)	Annual retainer for board membership ($) (b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compensation ($)
D.W. Cornhill	110,000	3,300	—	110,000	254,496	58,331	422,827
S.R. Driscoll	82,500	3,300	—	82,500	254,496	673	337,669
J.N. Floren	82,500	3,300	—	82,500	254,496	673	337,669
G.J. Goldberg	82,500	3,300	—	82,500	254,496	673	337,669
K.T. Hoeg (b)	55,000	—	—	55,000	—	85,346	140,346
M.C. Hubbs	110,000	3,300	—	110,000	254,496	62,032	426,528
J.M. Mintz (b)	55,000	—	—	55,000	—	80,009	135,009
D.S. Sutherland (b)	55,000	—	—	55,000	—	102,176	157,176
(a)As directors employed by the company or Exxon Mobil Corporation in 2023, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors. S.R. Driscoll, J.N. Floren, G.J. Goldberg were elected to the board on May 2, 2023. and their “Annual retainer for board membership” has been pro-rated accordingly.
(b)K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board on May 2, 2023 and their “Annual retainer for board membership” has been prorated accordingly.
(c)“Total fees paid in cash” is the portion of the “Annual retainer for board membership” that the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 146.
(d)“Total value of deferred share units” is the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units, as set out in the previous table on page 143. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 146.
(e)The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, December 4, 2023 ($77.12).
(f)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2023, D.W. Cornhill received $30,892 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $27,307 in lieu of dividends on deferred share units and insurance premiums of $132. S.R Driscoll received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. J.N. Floren received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. G.J. Goldberg received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. K.T. Hoeg received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $51,526 in lieu of dividends on deferred share units, and insurance premiums of $44. M.C. Hubbs received $27,876 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $34,024 in lieu of dividends on deferred share units, and insurance premiums of $132. J.M. Mintz received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $46,189 in lieu of dividends on deferred share units, and insurance premiums of $44. D.S. Sutherland received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $68,356 in lieu of dividends on deferred share units, and insurance premiums of $44.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2023 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)
D.W. Cornhill	—	364,496	—	—	—	58,331	422,827
S.R. Driscoll	—	336,996	—	—	—	673	337,669
J.N. Floren	—	336,996	—	—	—	673	337,669
G.J. Goldberg	—	336,996	—	—	—	673	337,669
K.T. Hoeg	—	55,000	—	—	—	85,346	140,346
M.C. Hubbs	—	364,496	—	—	—	62,032	426,528
J.M. Mintz	—	55,000	—	—	—	80,009	135,009
D.S. Sutherland	—	55,000	—	—	—	102,176	157,176
(a)As directors employed by the company or Exxon Mobil Corporation in 2023, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors. S.R. Driscoll, J.N. Floren, G.J. Goldberg were elected to the board on May 2, 2023. and their compensation has been pro-rated accordingly. K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board on May 2, 2023 and their compensation has been pro-rated accordingly.
(b)Represents all fees awarded, earned, paid or payable in cash for services as a director. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.
(c)Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units as noted on page 143).
(d)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2023, D.W. Cornhill received $30,892 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $27,307 in lieu of dividends on deferred share units and insurance premiums of $132. S.R Driscoll received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. J.N. Floren received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. G.J. Goldberg received additional deferred share units valued at $585 in lieu of dividends on deferred share units and insurance premiums of $88. K.T. Hoeg received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $51,526 in lieu of dividends on deferred share units, and insurance premiums of $44. M.C. Hubbs received $27,876 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $34,024 in lieu of dividends on deferred share units, and insurance premiums of $132. J.M. Mintz received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $46,189 in lieu of dividends on deferred share units, and insurance premiums of $44. D.S. Sutherland received $33,776 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $68,356 in lieu of dividends on deferred share units, and insurance premiums of $44.

Five-year look back at total compensation paid to nonemployee directors
Year	Amount ($)
2019	1,251,395
2020	1,073,527
2021	1,557,202
2022	2,153,807
2023	2,294,893
Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2023 and does not include common shares owned by the director.

		Option-based awards			Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (c)	Market or payout value of share-based awards that have not vested ($) (d)
D.W. Cornhill	—	—	—	—	33,917	2,560,055
S.R. Driscoll	—	—	—	—	4,422	333,773
J.N. Floren	—	—	—	—	4,422	333,773
G.J. Goldberg	—	—	—	—	4,422	333,773
K.T. Hoeg (b)	—	—	—	—	16,700	1,260,516
M.C. Hubbs	—	—	—	—	36,136	2,727,545
J.M. Mintz (b)	—	—	—	—	16,700	1,260,516
D.S. Sutherland (b)	—	—	—	—	16,700	1,260,516
(a)As directors employed by the company or Exxon Mobil Corporation in 2023, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors. S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board on May 2, 2023.
(b)K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board on May 2, 2023.
(c)Represents restricted stock units and deferred share units held as of December 31, 2023.
(d)Value is based on the closing price of the company’s shares on December 31, 2023 ($75.48). For K.T. Hoeg, J.M. Mintz and D.S. Sutherland, the value represents restricted stock units held as of December 31, 2023, as each of them exercised their deferred share units by the end of the 2023.

Incentive plan awards for directors - Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2023.

Name (a)	Option-based awards –Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)
D.W. Cornhill	—	116,211	—
S.R. Driscoll	—	—	—
J.N. Floren	—	—	—
G.J. Goldberg	—	—	—
K.T. Hoeg	—	3,914,117	—
M.C. Hubbs	—	116,211	—
J.M. Mintz	—	3,595,688	—
D.S. Sutherland	—	3,438,084	—
(a)As directors employed by the company or Exxon Mobil Corporation in 2023, B.W. Corson and M.R. Crocker did not receive compensation for acting as directors. S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board on May 2, 2023. K.T. Hoeg, J.M. Mintz and D.S. Sutherland retired from the board on May 2, 2023.
(b)Represents restricted stock units granted in 2016 and 2018, which vested in 2023. Value is based on the average of the weighted-average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date. For K.T. Hoeg, the value also includes 55,991.53 deferred share units that were exercised on May 3, 2023 after her retirement, at a price of $67.83 which was the weighted average price of common shares of the company on the five consecutive trading days immediately prior to the exercise date. For J.M. Mintz, the value also includes 50,237.90 deferred share units that were exercised on May 2, 2023 after his retirement, at a price of $69.26 which was the weighted average price of common shares of the company on the five consecutive trading days immediately prior to the exercise date. For D.S. Sutherland, the value also includes 48,551.19 deferred share units that were exercised on July 28, 2023 after his retirement, at a price of $68.42 which was the weighted average price of common shares of the company on the five consecutive trading days immediately prior to the exercise date.

Share ownership guidelines of independent directors and chairman, president and chief executive officer
Independent directors are required to hold the equivalent of at least 16,500 shares of Imperial Oil Limited, including common shares, deferred share units and restricted stock units, within five years from the date of joining the board.
The chairman, president and chief executive officer has separate share ownership requirements and must, within three years of his appointment, acquire shares of the company, including common shares and restricted stock units, of a value of no less than five times his base salary.
The board of directors believes that these share ownership guidelines will result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 95,819 shares which meets the required guideline.

	Minimum share ownership requirement	Time to fulfill
Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment
Independent directors	16,500 shares	Within 5 years of initial appointment
The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 15, 2024, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 9, 2023 to February 15, 2024) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met
D.W. Cornhill	November 29, 2017	3,709	46,417	3,773,702	16,500	Yes
B.W. Corson	September 17, 2019	86,800	410,400	33,365,520	Five times base salary	Yes
S.R. Driscoll	May 2, 2023	4,422	4,422	359,509	16,500	Yes (b)
J.N. Floren	May 2, 2023	4,422	4,422	359,509	16,500	Yes (b)
G.J. Goldberg	May 2, 2023	4,422	4,422	359,509	16,500	Yes (b)
M.C. Hubbs	July 26, 2018	3,801	36,136	2,937,857	16,500	Yes
Total accumulated holdings (#) and value of directors’ holdings ($)			506,219	41,155,606

(a)The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 15, 2024 ($81.30).
(b)S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines for independent directors of 16,500 shares within the required five years from such date.
For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 158.

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
There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee is composed entirely of the independent directors and M.R. Crocker, who is an employee of Exxon Mobil Corporation and although deemed non-independent under the relevant standards by virtue of his employment, is viewed as independent of the company’s management. It is anticipated that if elected, director nominee N.A.Hansen will also be a member of each committee, with the exception of the audit committee, and although Mr. Hansen will be deemed non-independent under the relevant standards by virtue of his employment with Exxon Mobil Corporation, he will be viewed as independent of the company’s management.

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
The independent directors conduct executive sessions in the absence of members of management. In 2023 these meetings were chaired by D.W. Cornhill, the independent director designated by the independent directors to chair and lead these discussions. Eight executive sessions were held in 2023. Following the establishment of the lead director position in 2024, the executive sessions of the board are chaired by the lead director.
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

Structures and processes are in place to caution, track and monitor reporting insiders, nonemployee directors and key employees with access to sensitive information with respect to personal trading in the company’s shares. The company's code of ethics prohibits employees from securities transactions based on material, non-public information learned through their positions with the company. The company also has guidelines regarding corporate disclosure processes and procedures, as well as insider trading prohibitions and trading bans that are applicable to all directors, officers and employees.
Nonemployee directors are required to pre-clear any trades in the company’s shares. Reporting insiders are required to give advance notice to the company of any sale of the company’s shares and advise the company within five days of any purchase of the company’s shares. Reporting insiders are required, under securities regulations, to publicly disclose all transactions in the company’s shares on the System for Electronic Disclosure by Insiders (SEDI).
From time to time, the company advises its directors and officers, and those of Exxon Mobil Corporation, and employees in certain positions, not to trade in the company’s shares. Trading bans occur in connection with the directors’ pending consideration of the financial statements of the company, including the unaudited financial statements for each quarter, and in connection with undisclosed pending events that constitute material information about the business affairs of the company.

Diversity

The company has a long history of valuing diversity on the board and in its executive management.
Board diversity
The company has a longstanding commitment to diversity amongst its directors. Imperial has had at least one woman on its board continuously since 1977, and 40 percent of the board's independent directors are women.
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
The board considers diversity through the annual nomination process, board assessment and other discussions. The board and the nominations and corporate governance committee also specifically consider diversity through targeted director recruitment processes. With three of the company’s directors retiring in 2023, the board and the nominations and corporate governance committee completed an extensive director recruitment process in early 2023, with S.R. Driscoll, J.N. Floren and G.J. Goldberg being elected as directors of the company at the annual meeting in 2023. Diversity and the composition of the board was a key consideration throughout this process and the review of potential candidates, with the company instructing executive search firms to cultivate a diverse selection of potential nominees. The result of the recruitment process brought further experience and diverse perspectives to the board and maintained 40 percent of the independent directors being women.
As of the date of this proxy circular, the number and percentage of directors and nominees who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	2 of 7 (board and nominees)	29
	2 of 5 (independent directors)	40
Aboriginal peoples	0 of 7	0
Persons with disabilities	0 of 7	0
Members of visible minorities	0 of 7	0
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
Executive officer diversity
The company believes inclusion and diversity are key competitive strengths that are critical to maintaining the company’s position as an industry leader. To ensure commitment at all levels of the company, inclusion and diversity, anti-harassment and equal employment opportunity performance is stewarded annually to the company’s senior management. There is an in-depth succession planning process, which includes the consideration of various aspects of diversity, as well as plans to address gaps, if any, for key positions.
The company’s internal training programs emphasize the value of collaboration, appreciating differences and sustaining an inclusive work environment, keeping inclusion and diversity top-of-mind with all employees. Imperial also values external perspective and expertise. The company supports educational development and recruiting practices that facilitate the employment of Indigenous peoples, and in 2021 achieved Silver Certification in the Progressive Aboriginal Relations (PAR) program managed by the Canadian Council for Aboriginal Business. Imperial maintains a supportive work environment through a range of development and networking programs, including employee-led diversity networks that are focused on common interests. These programs are conducted in both virtual and in-person formats to reach a broad range of employees.
In considering potential nominees for executive officer appointments, the executive resources committee considers diversity of gender and the other designated groups, work experience, other expertise, individual competencies and other dimensions of diversity. The company has not adopted a target regarding members of the designated groups in executive officer positions. The company does not believe that any one of these dimensions should be considered, without due regard to all of these other factors, in determining the ability of potential nominees to fill executive officers positions.
As of the date of this proxy circular, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	10 of 23	43
Aboriginal peoples	0 of 23	0
Persons with disabilities	0 of 23	0
Members of visible minorities	2 of 23	9
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
Understanding investor interests and concerns and obtaining their feedback is central to the company's shareholder engagement program. This critical input not only informs how the company interacts and communicates, but also helps identify what areas require additional focus to demonstrate ongoing progress and performance.
The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. In 2023, these events were largely held as in-person engagements. Pertinent materials from these hosted events are available on the company’s website.
The company also hosts regular quarterly earnings calls in connection with earnings releases, and archives of these calls (including transcripts) are available on Imperial’s website for one year after each call. These calls allow the company to provide more insight and context regarding the company’s performance, as well as directly address questions from the investment community.
The company took a number of steps to ensure active engagement through the annual meeting that was held in a virtual only format. Shareholders were given the opportunity to register a proxyholder to attend and ask questions in real time, and the company encouraged engagement from shareholders prior to the event. This format also allowed shareholders, who may not otherwise have been able to attend in person, to log in as a guest and follow the meeting. The webcast is available on the company website along with speeches and presentations from the annual general meeting and the outcome of the voting on each resolution.

The company annually solicits questions and comments from shareholders through the annual meeting of shareholders. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders, and those requiring a response are answered individually. In addition, the company’s Investor Relations team responds to shareholder queries throughout the year, and proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, including with respect to environment, social and governance topics, as well as optimal engagement approaches. In 2023, shareholder engagement and discussion involved a broad range of topics including capital allocation strategy, corporate guidance and operational performance, company growth plans, emission reduction plans and the Oil Sands Pathways to Net Zero initiative, and corporate strategy including with respect to the energy transition. Investor perspectives were a factor considered in decision making, and investor feedback was incorporated into company disclosure improvement efforts.

Communicating with the board
Shareholders, employees and others can contact the board directly by writing to:
Chair of the Board of Directors
c/o Corporate Secretary
Imperial Oil Limited
505 Quarry Park Blvd SE
Calgary, AB, Canada T2C 5N1

Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.
To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 15, 2024, owned beneficially, or exercised control or direction over, directly or indirectly, more than five percent of the outstanding common shares of the company, is Exxon Mobil Corporation, 22777 Springwoods Village Parkway, Spring, Texas, 77389-1425, which owns beneficially 372,942,029 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.
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

The company undertook a number of issuer bid transactions during 2023 that involved ExxonMobil. On June 27, 2023, the company implemented a 12-month “normal course” share purchase program, allowing the company to purchase up to five percent of its outstanding common shares as of June 15, 2023, or a maximum of 29,207,635 shares. The program ended on October 19, 2023 upon the company purchasing the maximum allowable number of shares, with 8,879,143 common shares purchased on the open market and a corresponding 20,328,492 common shares purchased from ExxonMobil concurrent with, but outside of the program to maintain its shareholding at approximately 69.6 percent.

On November 3, 2023, the company commenced a substantial issuer bid that offered to purchase up to $1.5 billion of its common shares through a modified Dutch auction and proportionate tender offer. The substantial issuer bid was completed on December 13, 2023, with the company purchasing 19,108,280 common shares at a price of $78.50 per share, for an aggregate purchase of $1.5 billion and 3.4 percent of the company's issued and outstanding shares (as of the close of business on October 30, 2023). This included 13,299,349 shares purchased from ExxonMobil by way of a proportionate tender to maintain its ownership percentage at approximately 69.6 percent.

The amounts of purchases and revenues by the company and its subsidiaries for other transactions in 2023 with ExxonMobil and its affiliates were $4,026 million and $13,544 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes.
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
As at December 31, 2023, the company had an outstanding loan of $3,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2025, cancellable if ExxonMobil provides at least 370 days advance written notice.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company at year end 2023 are listed below, all of whom remain in their positions as of February 15, 2024.

Bradley W. Corson, 62
 Position held at the end of 2023 (date office held):
Chairman, president and chief executive officer
(2020 – Present)

 Other positions in the past five years (position, date office held and status of employer):
President
(2019 – 2020)

President, ExxonMobil Upstream Ventures
(2015 – 2019) (affiliate)

Calgary, Alberta, Canada

Daniel E. Lyons, 61
 Position held at the end of 2023 (date office held):
Senior vice-president, finance and administration, and controller
(2018 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the last five years

Calgary, Alberta, Canada

Simon P. Younger, 48
 Position held at the end of 2023 (date office held):
Senior vice-president, upstream
(2020 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Vice-president, production, upstream
(2019 – 2020)

Senior planning advisor, corporate strategic planning, upstream, Exxon Mobil Corporation
(2017 – 2019) (affiliate)

Calgary, Alberta, Canada

Bruce A. Jolly, 56
 Position held at the end of 2023 (date office held):
Treasurer
(2023 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Assistant controller
(2019 – 2023)

Upstream controller
(2018 – 2019)

Calgary, Alberta, Canada

Sherri L. Evers, 47
 Position held at the end of 2023 (date office held):
Senior vice-president, sustainability, commercial development and product solutions
(2023 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Vice-president, commercial and corporate development
(2021 – 2023)

Fuels manager, Central and Eastern Canada, fuels and lubricants
(2018 – 2020)

Calgary, Alberta, Canada

Other executive officers of the company
In addition to the named executive officers listed on the previous page, the following individuals are executive officers of the company as of February 15, 2024.

Kristi L. Desjardins, 50
Calgary, Alberta, Canada
Position held (date office held):
Vice-president, human resources
(2020 – Present)

Other positions in the past five years (position, date office held and status of employer):
Human resources services manager, global human resources operations, Exxon Mobil Corporation
(2018 – 2020) (affiliate)

Constance D. Gemmell, 57
Calgary, Alberta, Canada
Position held (date office held):
Director, corporate tax
(2018 – Present)

Other positions in the past five years (position, date office held and status of employer):
No other positions in the past five years

Ian R. Laing, 50
Calgary, Alberta, Canada
Position held (date office held):
Vice-president, general counsel and corporate secretary
(2020 – Present)

Other positions in the past five years (position, date office held and status of employer):
Assistant general counsel, downstream and corporate departments and corporate secretary
(2019 – 2020)

Christopher Leyerzapf, 48
Position held (date office held):
Assistant controller
(2023 – Present)

Other positions in the past five years (position, date office held and status of employer):
Upstream controller
(2021 – 2023)

Upstream business analysis and reporting manager
(2019 – 2021)

Senior financial advisor, upstream corporate reporting, Exxon Mobil Corporation
(2018 – 2019) (affiliate)

Calgary, Alberta, Canada

Eloissa D. Wells, 43
Position held (date office held):
Vice-president, chemicals and Sarnia site complex manager
(2023 – Present)

Other positions in the past five years (position, date office held and status of employer):
US and Canada commercial fuel sales and marketing manager, product solutions, fuels value chain, Exxon Mobil Corporation (2021 – 2023) (affiliate)

Business analysis and reporting manager, controllers, Exxon Mobil Corporation
(2019 – 2021) (affiliate)

Baton Rouge fuels refinery process department head, Baton Rouge refinery, Exxon Mobil Corporation (2017 – 2019) (affiliate)

Sarnia, Ontario, Canada

Executive Compensation
Compensation discussion and analysis

The compensation and discussion analysis and executive compensation tables outline Imperial's executive compensation program and process for determining pay as it applies to the named executive officers (NEOs).

For 2023, named executive officers were:

Brad W. Corson Chairman, president, and chief executive officer
Daniel E. Lyons Senior vice-president, finance and administration, and controller
Simon P. Younger Senior vice-president, upstream
Bruce A. Jolly Treasurer
Sherri L. Evers Senior vice-president, sustainability, commercial development, and product solutions

Executive summary
Letter to shareholders
Fellow shareholders:
The executive resources committee (“committee”) supports the design and resulting pay outcomes of Imperial's executive compensation program; we believe that it aligns well with the company’s business model and considers the complexity of the business environment in which the company operates. Executive performance is evaluated across multiple performance dimensions within the context of the company’s long-term strategy. The design of the executive compensation program rewards performance and ensures the goal of maximizing long-term shareholder value is achieved and the company is positioned for long-term success.
Business Perspective
Imperial's business involves investments that create shareholder value over long periods of time, requiring executives to maintain a long-term view when making decisions. The executive compensation program design reflects this and has proven to be adaptable to evolving strategic priorities.

In 2023, Imperial delivered strong business results across a wide range of performance dimensions. Through its focus on strategic priorities and commitment to delivering reliable, affordable, and lower emission energy to Canadians, the company is positioned for long-term success, and able to drive long-term shareholder value. The company's disciplined approach and focus on cost efficiencies allows it to realize the full benefit of market conditions and deliver strong financial performance. For more information on the 2023 key business results see page 168.
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
Key decisions approved by the committee are as follows:
•The committee approved competitive base salaries for named executive officers, consistent with the salary program for all executives.
•The 2023 bonus program awards were approved at lower levels than 2022, reflective of changes in year-on-year earnings performance and further differentiated by individual performance.
•The committee granted restricted stock unit awards in keeping with program design, with the value of awards having increased year-on-year in line with increases in stock price.
The committee has reviewed and discussed the CD&A with management of the company and has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2024 annual meeting of shareholders and annual report of Form 10-K. On behalf of the committee, I encourage you to read the comprehensive disclosure in the CD&A that follows. The committee is committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

G.J. Goldberg, Chair, executive resources committee

Compensation design
Approach to executive compensation
The decisions that our executives make and the risks they manage play out over multi-year time horizons. Executives are required to carefully consider current and future risks, such as those related to the energy transition, and to make decisions across a broad range of business environments that generate sustainable shareholder value over the long term.

The company's executive compensation program design aligns executives' pay with the results of their decisions and shareholder returns over the long term. The program is designed to drive long-term accountability, reward the highest standard of performance, and promote retention.

Drive long-term accountability
The company's strategic objectives have been established to drive sustainable value while positioning the company for long-term success in a lower-emissions future. These objectives are translated into annual plan goals through a comprehensive process which incorporates corporate and functional plans. Goals are incorporated in the corporate plan, which is reviewed and approved by the board and provides the framework for the company's commitments.

Reward outstanding performance
Highly differentiated pay-for-performance is foundational to the company's compensation program design. The extent to which executives achieve pre-established goals, assessed over near- and long-term horizons, is a key differentiating factor in executives' pay deliberations. Performance evaluation directly impacts level of base salary, bonus, and long-term incentive awards.
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
Supported by strong governance practices
Key design features that discourage executives from taking inappropriate risk include:

✓ Extensive stock ownership	✗ No severance agreements
✓ Significant pay at risk	✗ No change-in-control arrangements
✓ Strong forfeiture provisions	✗ No guaranteed bonuses
✓ Clawback policy	✗ No additional stock grants to balance losses in value
✓ Anti-hedging policy	✗ No accelerated vesting at retirement
✓ Annual assessment of compensation design

Overview

Accountability and performance | Pages 162 - 163
•Board reviews and approves corporate goals and objectives annually; integrated into company's plan cycle.
•Goals are cascaded at each level, tailored for area of responsibility; annual assessment versus planned goals results in differentiated pay outcomes.

Compensation design | Pages 164 - 166
•Named executive officers participate in the same broad-based programs as all other executives.
•Restricted stock units for senior executives represent a higher percentage of total direct compensation[1], reflective of the impact of their decisions, and resulting in increased pay-at-risk.

	Restricted stock units	Annual bonus	Base salary
Percent of NEO total direct compensation[1]	•Over 50 percent	•10 to 20 percent	•10 to 30 percent
Intent	•Link pay to returns of long-term shareholders •Encourage long-term view through the commodity price cycle	•Link pay to annual company earnings performance •Align incentives across all functions	•Provide competitive base pay
Key Design Features
•Granted in the form of stock units
•CEO: 50 percent vests in 5 years from grant date; 50 percent in 10 years
•All other executives: 50 percent vests in 3 years from grant date; 50 percent in 7 years
•Long restriction periods coupled with performance metrics applied at grant
•Significant portion of pay at risk of forfeiture for extended period of time
		•Paid in year of grant •Bonus award pool reflective of business performance •Individual award further determined by individual performance and pay grade •Full award subject to clawback	•Increase determined by individual performance, experience, and pay grade •Ties directly to long-term benefits
Determining compensation
Annual compensation benchmarking | Page 167
•Target pay around the median, considering tenure in position, individual and business performance
Business performance | Page 168
Performance Dimension		Measurement
•Progress toward strategic objectives –Operations performance –Financial performance –Energy transition –Business portfolio		•Demonstrated leadership and accomplishments relative to established goals and objectives
Pay deliberations and decisions | Pages 170 - 171
•Balances progress toward strategic objectives, business results, individual performance, and competitiveness of pay, taking into account experience in position

1 Refer to definitions and frequently used terms on page 175

Accountability and performance
Executive compensation program design is aligned with business model and talent development approach - long-term oriented, performance differentiated, and adaptable to evolving strategic priorities through goal setting.
Strategic objectives
The company's long-term strategic objectives center around four key interdependent performance dimensions, reflective of the company's priority focus areas. These objectives, fully integrated into the company's plan cycle, provide the framework for the organization to deliver on its commitments.

Strategic objectives have been established to drive sustainable growth in shareholder value while positioning the company for long-term success in a lower-emissions future.

Long-term strategic objectives
Operations performance	Deliver industry-leading performance in safety, environmental performance, and reliability
Financial performance	Deliver industry-leading earnings and cash flow growth
Energy transition	Reduce GHG emissions intensity at our operated assets and in hard-to-decarbonize sectors
Business portfolio	Optimize existing business portfolio, resilient to a transitioning energy system
Plan goals
The company's strategic objectives are translated into annual plan goals through a comprehensive process that incorporates corporate and functional plans. Plan goals are endorsed by the board.
A disciplined approach to establishing goals aligns executives to deliver on the company's strategic objectives.

The chief executive officer ("CEO") is primarily responsible for executing the company's long-term strategic objectives, as translated into annual plan goals. CEO goals and objectives are supplemented with enterprise-wide initiatives. These include risk management, corporate reputation, talent management, research and technology, and management of major projects.

Plan goals and objectives are cascaded throughout the organization, tailored to each executive's area of responsibility.

Goals and objectives are reviewed with senior management annually and reinforced through periodic stewardship reviews and the performance assessment process.

Leaders are held accountable to deliver on plan goals and objectives across all performance dimensions within the context of the company's strategic objectives. This sets a high performance threshold. Where faced with trade-offs across different priorities, these are discussed with senior management.

Design adaptable to evolving strategic priorities through integration in the company's plan process, corporate goals & objectives approved by the board

Performance evaluation
The executive resources committee evaluates accomplishments across all business performance dimensions within the context of the company's long-term strategy. Financial and operating metrics further support the committee's assessment.

Relevant business performance measures include:
•Safety, health, and environmental performance;
•Risk management;
•Total shareholder return;
•Net income;
•Return on average capital employed1;
•Cash flow from operations and asset sales1;
•Operating performance of the upstream, downstream, and chemical businesses; and
•Progress on advancing long-term strategic interests.

1non-GAAP financial measure – see definitions and frequently used terms section on page 175.
Results of the annual performance evaluation inform level of pay, including salary, bonus, and restricted stock unit award. For more details on pay deliberations for the CEO and other named executive officers, see pages 170 to 171.
Chief executive officer
The committee evaluates the CEO's performance based on progress against plan goals and objectives, which are reflective of the company's strategic objectives and supported by financial and operating metrics.

The company's strategic objectives are interdependent, with long-term success determined by delivery in each of the strategic objectives. As such, the committee assigns equal weight to each of the four strategic objectives.

Recognizing the complexity and significant uncertainty inherent in a transitioning energy system, the committee maintains its focus on balancing the energy transition objectives and meeting society's need for affordable products that support modern life.

Progress is discussed throughout the year in various board and committee reviews. Financial and operating metrics are assessed over near- and long-term time horizons, taking into account the broader business environment. See page 168 for 2023 business performance.
Executive officers
The CEO reviews the performance of all other executive officers with the board during the annual executive development review. Performance is evaluated based on accomplishments versus plan goals and objectives.
In addition to this formal annual assessment, the board evaluates the performance of all senior executives throughout the year during specific reviews and board meetings.
The committee also takes into account demonstrated leadership in sustaining sound business controls and a strong ethical and corporate governance environment.
The committee does not use quantitative targets or formulae to assess individual performance or determine compensation. Formula-based performance assessments and compensation typically require emphasis on two or three business metrics. For the company to be an industry leader and effectively manage the technical complexity and integrated scope of its operations, senior executives must advance multiple strategies and objectives in parallel, versus emphasizing one or two at the expense of others that require equal attention.

Disciplined approach holds executives accountable for business results and progressing strategic objectives, balancing short- and long-term activities

Long-term award program

Through long restriction periods, Imperial executives are incentivized to take a long-term view in decision making
Restricted stock units represent over 50 percent of total direct compensation1, and are intended to link executive pay to the returns of long-term shareholders and encourage a long-term view through the commodity price cycle.

Restricted stock units granted to the CEO vest 50 percent in 5 years and 50 percent in 10 years. Restricted stock units granted to all other executives vest 50 percent in 3 years and 50 percent in 7 years.

Program design

Business model alignment Long investment lead times and complex risk management landscape require long-term view	Shareholder alignment Majority of executive pay delivered in restricted stock units, aligning realized pay level with returns of long-term shareholders	Accountability Restriction periods and risk of forfeiture drive focus on long-term shareholder value creation while managing risk

Longest restriction periods in any industry Applying performance measures at grant enables restriction periods of up to 10 years	Highest standards of performance Performance assessed against pre-established goals and objectives, results tie directly to award level	Ability to retain key talent Executives unable to monetize significant portion of pay, creating large “buyout" hurdle

Long restriction periods in line with investment lead times and risk profile
•Investment decisions in a capital-intensive industry and management of risk play out over time horizons often decades in length, through volatile commodity price cycles, requiring executives to maintain a long-term view when making decisions.
•Long restriction periods ensure that a significant portion of pay reflects the outcome of these decisions and the experience of long-term shareholders.
•An alternate formula-based program would require a shorter time horizon to set meaningful, credible targets. A shorter-term program could encourage short-term decision making, which is not aligned with the long investment lead times and capital-intensive nature of the business.
•Example below shows net cash flow of a typical Imperial project aligning with the restricted stock program design for the Imperial CEO. It illustrates that short-term vesting occurs prior to determination of project financial success or failure and that longer-term vesting better aligns with shareholder returns resulting from investment decisions.

1 Refer to definitions and frequently used terms on page 175

Share-denominated basis aligns award values with shareholder outcomes
•Uniquely long restriction periods result in a need to apply performance metrics at grant, versus at vest.
•Restricted stock award grant levels are established based on pay grade and individual performance.
•The executive resources committee does not adjust share grants to offset changes in share price, which results in executives seeing a one-for-one change in compensation through share price.
•A share-denominated approach1 coupled with long restriction periods defines the risk/reward profile of stock-based performance awards and results in a greater degree of volatility versus alternate programs with a dollar-denominated approach.1
2023 decisions
•As in prior years, and as a matter of principle, the committee did not adjust share grants to offset changes in the current share price, thus maintaining strong alignment in the experience of our executives and our long-term shareholders.
•Changes in award grants for named executive officers reflect individual performance.
•Long-term award value increased reflective of stock price, $77.12 at 2023 grant versus $72.62 in 2022, up from $44.08 in 2021, and $24.26 in 2020.
Stock ownership1
•It is Imperial's policy that executives maintain significant stock ownership, with no accelerated vesting at retirement
•The chairman, president and chief executive officer must, within three years of his appointment, acquire shares of the company, including common shares and restricted stock units, of a value no less than five times his base salary
•Long restriction periods result in stock ownership far exceeding ownership guidelines typical among other companies across industries. This aligns the interests of our executives with those of long-term shareholders and ensures focus on actions that create sustainable shareholder value over the long term
•At retirement, outstanding shares will continue to vest over a 7 to 10 year period

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock units, referred to herein as Exxon Mobil Corporation restricted stock. B.W. Corson holds Exxon Mobil Corporation restricted stock granted in 2018 and previous years, as well as Imperial Oil restricted stock units granted since 2019. D.E. Lyons holds Exxon Mobil Corporation restricted stock granted in 2017 and previous years, as well as Imperial Oil restricted stock units granted since 2018. S. P. Younger holds Exxon Mobil Corporation restricted stock granted in 2019 and previous years, as well as Imperial Oil restricted stock units granted since 2020.

1 Refer to definitions and frequently used terms on page 175

Bonus program
Annual bonus program represents 10 to 20 percent of total direct compensation1, and is intended to link executive pay to annual company earnings performance.

Program design
•The executive resources committee ("committee") establishes the overall size of the bonus program. In establishing the annual bonus program, the committee:
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
•A bonus award matrix is used to determine individual grant levels based on pay grade and individual performance.
•Tie to year-over-year change in earnings coupled with individual performance defines the risk/reward profile of the bonus program and results in greater degree of volatility versus market practice, aligned with our approach to executive compensation as discussed on page 160.
•Bonus delivered in cash in year of grant.
•Full bonus award subject to clawback, see page 173.
2023 decisions
•2023 bonus program awards were approved at lower levels than 2022, reflective of year-over-year changes in earnings performance; individual awards for named executive officers further reflect individual performance.
•CEO bonus $1.7 million, down from $2.2 million in 2022.
Salary program
Base salary represents 10 to 30 percent of total direct compensation1, and is intended to provide competitive base pay and directly affect the level of retirement benefits, as salary is included in benefit formulas.
The overall size of the program is determined by annual benchmarking. Individual salary increases are the result of individual performance, experience, and changes to pay grade.
2023 decisions
•For 2023, the committee approved competitive base salaries for named executive officers consistent with the salary program for all executives.
•Individual salary treatments take into account individual performance, level of responsibility and experience, and reflect market analysis and competitiveness at the time of the decision in 2023.

1 Refer to definitions and frequently used terms on page 175

Determining Compensation
Annual benchmarking

The executive resources committee conducts annual benchmarking to assess market competitiveness of executive pay and program design
Compensation benchmarking
In addition to the assessment of business and individual performance, the executive resources committee ("committee") benchmarks against a select group of major Canadian companies1.

Criteria for selecting benchmark companies1 include:
•Canadian companies or Canadian affiliates;
•Large operating scope and complexity;
•Capital intensive; and
•Proven sustainability over time.

Pay orientation
In assessing the appropriateness of pay levels, the committee considers scale and complexity, and tenure in position as relevant factors.
The committee focuses on a broad range around the median of compensation benchmark companies. This provides the ability to:
•Differentiate compensation based on experience and performance levels among executives;
•Minimize the potential for automatic ratcheting-up of compensation that could occur within a narrow target among benchmark companies; and
•Respond to changing business conditions
The elements of Exxon Mobil Corporation and respective affiliates' compensation programs for B. W. Corson, D. E. Lyons, and S. P. Younger, including salary, annual bonus, and restricted stock units (long-term) compensation considerations, are generally similar to those of the company.

1 Refer to definitions and frequently used terms on page 175

2023 business performance
In 2023, Imperial delivered strong business results across a wide range of performance dimensions.

•Delivered strong safety performance and effective enterprise risk management across the organization.
•Recognized as one of Canada's top employers by Mediacorp Canada Inc. for the fourth consecutive year, and designated as a 2023 top employer for Canadians over 40 and for young people.

Commitment to sustainability

•Published Imperial's Advancing Climate Solutions and Corporate Sustainability Reports.
•Continued to progress the company's goals to reduce emissions intensity at its operated oil sands by 30% by 2030 compared with 2016 levels, and to achieve net zero (scope 1 and 2) by 2050 in operated assets through collaboration with government and industry partners.
•Established Low Carbon Solutions organization, focused on leveraging our unique capabilities in lower-emission technologies like renewable fuels, hydrogen and carbon capture and storage, to help customers meet their sustainability goals.
•Progressed Pathways foundational carbon storage hub project to provide crucial infrastructure to support oil sands emission reductions.
•Achieved start-up of the final boiler flue gas units at Kearl. The six units now operating have the potential to reduce greenhouse gas emissions.
•Received first-ever shipment of renewable diesel at Kearl for use in mine fleet as part of the company's ongoing effort to reduce emissions and demonstrate suitability for use in heavy equipment.
•Through Imperial's partnership, E3 Lithium commissioned the Direct Lithium Extraction field pilot plant and began operations.
•Reached new milestone with $4.6 billion spent on Indigenous businesses since 2008.

Financial performance

•Strong operating performance and reliability performance.
•Achieved net income of about $4.9 billion.
•Generated substantial cash with $3.7 billion in cash flow from operating activities, and $6.4 billion in cash flow from operating activities excluding the impacts of working capital.[1]
•Increased quarterly dividend to $0.50 per share in the second quarter, increasing the annual dividend paid for the 29th consecutive year. The dividend of $0.50 per share represents a 14% increase year over year.
•Total shareholder returns of $4.9 billion; including dividends of $1.1 billion and share repurchases of $3.8 billion which includes a substantial issuer bid of $1.5 billion, and the accelerated completion of the company’s normal course issuer bid.

Upstream operations performance

•In response to off-lease seepage at Kearl, the company expanded monitoring, interception and collection systems. The company also increased communications and engagement with local communities.
•Produced 413,000 gross oil-equivalent barrels per day of full-year upstream production; driven by strong operations and a continued focus on low capital high return investments.
•Kearl’s full year production was the highest in the asset’s history, bringing full year production to 270,000 gross oil-equivalent barrels per day (191,000 barrels Imperial's share).
•Achieved best-ever quarterly production at Kearl of 308,000 gross oil-equivalent barrels per day (218,000 barrels Imperial's share) in the fourth quarter, and best-ever single-day production at Kearl of 363,000 gross oil-equivalent barrels per day (258,000 barrels Imperial's share) on December 25th.
•Completed conversion of last remaining haul trucks at Kearl to autonomous operation, which helped capture significant improvements to truck productivity and workforce safety.
•Produced 135,000 gross oil-equivalent barrels per day of full-year production at Cold Lake.
•Started-up steam-injection at Cold Lake Grand Rapids Phase 1, which will be the first solvent-assisted SAGD project in industry and is expected to reduce greenhouse gas emissions intensity by up to 40% compared to existing cyclic steam simulation technology.
•Produced 76,000 gross oil-equivalent barrels per day of full-year production at Syncrude.
•Advanced field trial of our Enhanced Bitumen Recovery Technology at Aspen to validate the technology and prepare for commercial use. This solvent technology has the potential to reduce greenhouse gas emissions intensity by 60% versus SAGD production.

Downstream and Chemical operations performance

•Achieved average throughput of 407,000 barrels per day with refinery capacity utilization of 94 percent, while completing significant turnaround activity on schedule and under budget at both the Strathcona and Sarnia refineries.
•Achieved several full-year production records across the company's refineries.
•Approved $720 million project to construct largest renewable diesel facility in Canada, located at Strathcona refinery, and commenced facility construction with renewable diesel production expected to begin in 2025.
•Reliable operational performance supported Chemicals net income of $164 million.

1non-GAAP financial measure – see definitions and frequently used terms section on page 175.

Performance graph
The following graph shows changes over the past 5 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently made up of share performance data for 41 oil and gas companies including integrated oil companies, oil and gas producers, and oil and gas service companies.
The year-end values in the graph represent appreciation in share price and the value of dividends paid and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns1 from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.
During the past 5 years, the company’s cumulative total shareholder return1 was 151 percent, for an average annual return of 20 percent. Total direct compensation1 for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders.

Five-Year Cumulative Total Returns
(Value of $100 Invested on December 31, 2018)

300
250
200
150
100
50
0
IMPERIAL OIL
S&P/TSX COMP INDEX
S&P/TSX COMPOSITE ENERGY INDEX (a)

	Dec 31 '18	Dec 31 '19	Dec 31 '20	Dec 31 '21	Dec 31 '22	Dec 31 '23
IMPERIAL OIL	$100	$102	$74	$144	$213	$251
S&P/TSX COMP INDEX	$100	$123	$130	$162	$153	$171
S&P/TSX COMPOSITE ENERGY INDEX (a)	$100	$122	$89	$133	$173	$184

1 Refer to definitions and frequently used terms on page 175

2023 compensation actions
Chief executive officer
Mr. Corson is primarily responsible for executing the company's long-term strategic objectives while progressing plan goals in support of these objectives. His level of salary in 2023 was determined by the committee based on his individual performance and to align with that of his peers at Exxon Mobil Corporation. For 2023, the committee approved an increase of $80,000 USD to $884,000 USD ($1.19 million CAD). For 2024, the committee approved a salary increase of $35,400 USD to $919,400 USD. ($1.24 million CAD).
Mr. Corson’s 2023 annual bonus of $1.27 million USD ($1.71 million CAD) was based on his performance as assessed by the committee. His long-term incentive award of 86,800 restricted stock units was granted in the form of Imperial restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders. His company restricted stock units are subject to vesting periods longer than those applied by most companies. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Corson’s shareholding net worth to the performance of the company. As such, the realized value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on company performance at time of future vesting. During these vesting periods, the awards remain at risk of forfeiture even after retirement.
The committee has determined that the total compensation of Mr. Corson was appropriate based on the company’s financial and operating performance, and its assessment of his effectiveness in leading the organization relative to the business performance measures outlined on page 163.
•2023 total direct compensation1 down 1.4 percent versus 2022 reflective of lower bonus program offset by an increase in share price.
•70 percent of CEO total direct compensation1 delivered in the form of restricted stock units with long restriction periods.

1 Refer to definitions and frequently used terms on page 175. Amounts are shown in Canadian dollars.

Other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2023 incentive awards and salary adjustments align with:
•Performance of the company;
•Individual performance;
•Long-term strategic plan of the business; and
•Annual compensation of comparator companies.
Taking all factors into consideration, the committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulae or targets. The committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table.
Other compensation elements
Retirement plans
The company's approach to talent development stems from the need to develop future leaders broadly and deeply given the complexity and long-term nature of the business. Retirement plans support the company's talent management approach and are designed to attract and retain talent for a career. Retirement plans include:
•A company savings plan that is attractive to new hires who can begin building an account balance immediately upon achieving eligibility; and
•Defined benefit plans, such as the company's pension plan, that help retain mid- and late-career employees until retirement eligibility. These are viewed as the primary vehicle for retirement planning.

Named executive officers participate in the same savings and pension plan, including supplemental pension arrangements outside the registered plan, as other employees, except for B.W. Corson, D.E. Lyons and S.P. Younger who participate in Exxon Mobil Corporation or respective affiliates’ pension plans.

Below are brief descriptions of the plans. See the Pension Benefits section on page 184 for more details.

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
•Benefit available in various annuity forms upon retirement.
•Subject to income tax regulations that impose limits on the amounts that can be paid from a registered plan.
•Provides for pension benefits accrual only until December 1st in the year the employee reaches the age of 71.
•The company does not grant additional pension service credit.

Supplemental pension arrangement
•Addresses any portions of the defined benefit that cannot be paid from the registered plan due to income tax regulations.
•Executive officers who receive an annual bonus, can also receive an annual supplemental pension benefit resulting from the annual bonus.
•May be taken as a lump sum or an annuity.
•Not payable if an employee resigns or is terminated with cause before reaching retirement eligibility.

Award vesting and share utilization
The number of common shares of the company issuable under the plan to any insiders (as defined by the Toronto Stock Exchange) cannot exceed 10 percent of the issued and outstanding common shares, whether at any time, or as issued in any one year.

The company’s directors and officers as a group hold approximately 19 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.05 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 72,500 common shares, which is about 0.01 percent of the outstanding common shares.

Upon vesting, each restricted stock unit entitles the recipient the right to receive an amount equal to the value of one common share of the company, based on the five-day average closing price of the company’s shares on the vesting date and the four preceding trading days. Units that vest on the third anniversary of the grant date vest as a cash payment. Units that vest on the fifth, seventh, or tenth anniversary of the grant date vest as a cash payment, except that for units granted to Canadian residents, the recipient may receive one common share per unit or elect to receive a cash payment for the units. During the restricted period, the recipient will also receive cash payments equivalent to the cash dividends paid to holders of regular common stock.

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

In the case of any subdivision, consolidation, or reclassification of the shares of the company or other relevant change in the capitalization of the company, the company, at its discretion, may make appropriate adjustments in the number of common shares to be issued and the calculation of the cash amount payable per restricted stock unit.
Granting practices
The executive resources committee ("committee") grants annual incentive awards to the company’s executive officers at its regular November meeting. Incentive awards are granted to other eligible employees within the parameters of the bonus and restricted stock award ceilings approved by the committee.
The company’s compensation program does not include granting stock options. No stock options have been granted since 2002 and there are no plans to make such grants in the future.
Amendments
In 2020, the restricted stock unit plan was amended to update provisions regarding the vesting periods for the units granted in 2020 and onwards to the chairman, president and chief executive officer such that 50 percent of restricted stock units vest on the fifth anniversary and remaining 50 percent on the tenth anniversary. For awards granted prior to 2020, the vesting of the tenth anniversary portion of the award is the later of 10 years or retirement.
As a result of an employee stock program expansion implemented in 2022, the restricted stock unit plan was amended to include an additional vesting schedule, in which some non-executive participants will be eligible for awards granted that vest 100 percent after 3 years.

Risk and governance

Compensation program underpinned by strong governance practices that discourage inappropriate risk taking

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
•Unvested RSUs cannot be used as collateral for any purpose and cannot be assigned.

Strong forfeiture provisions
•Unvested RSUs are at risk of forfeiture in the event of resignation, termination of employment, early retirement and/or detrimental activity, even if such detrimental activity occurs or is discovered after retirement.
•In the event of retirement prior to age 65 but after eligibility for early retirement (i.e., at least 55 years of age with at least 10 years of service), the executive resources committee, in the case of an executive officer, must approve the retention of awards. Forfeiture provisions remain in place until an award has vested, including those that vest post retirement.

Clawback policies
•In the event of a material negative restatement of the company's reported financial or operating results, the Board is authorized to take actions it deems necessary and appropriate, including the recoupment (clawback) of any bonus paid to an executive officer.
•Policies reflect the company's high ethical standards and strict compliance with accounting and other regulations applicable to public companies, including compliance with Rule 10D-1 of the US Securities Exchange Act of 1934.

Anti-hedging/derivative policy
•Company policy prohibits all employees, including executives, and directors, from being a party to a derivative or similar financial instrument, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.

Annual assessment of compensation design
•The executive resources committee ("committee") reviews the effectiveness and competitiveness of the compensation program design annually, and approves annual compensation recommendations for each named executive officer prior to implementation.
•The committee is responsible for overseeing the compensation program and practices that are designed to encourage appropriate risk assessment and risk management. For further discussion on the company's risk management system and oversight, see "Risk oversight" on page 133.

Independent compensation consultant
•In 2023, the committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives.
• The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees in the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president, and chief executive officer or other senior executives.

No severance agreements
•The company does not have written employment contracts or any other agreement with it's named executive officers providing for payments on change in control or termination of employment.
•Eliminates any real or perceived "safety net" with respect to job security and increases the risk and consequences to the individual for performance that does not meet the highest standards.

No change in control arrangements
No guaranteed bonuses	•Bonus remains at risk, subject to year-on-year changes in performance. •Demonstrated by bonus program suspension in 2020; no award granted.
No additional stock grants to balance losses in value
•The committee sets the size of the restricted stock unit program and does not offset a loss or gain in the value of prior restricted stock units by the value of current-year grants.
•Such a practice would minimize the risk/reward profile of stock-based awards and undermine the long-term view that executives are expected to adopt.

No accelerated vesting at retirement	•Restricted stock units (RSUs) are not subject to acceleration, not even at retirement, except in the case of death. •Unvested RSUs cannot be used as collateral for any purpose.

Definitions and frequently used terms
Please also refer to the "Frequently used terms" section of the company's Annual Report on Form 10-K for additional definitions and reconciliation of non-GAAP financial measures.

Compensation benchmark companies consist of Canadian Natural Resources Limited, Cenovus Energy Inc., CNOOC International, ConocoPhillips Canada, Crescent Point Energy, Enbridge Inc., Gibson Energy, Irving Oil Ltd., MEG Energy, NOVA Chemicals Corporation, Nutrien Ltd., Ovintiv Inc., Parkland Corporation, Repsol Oil & Gas Canada Inc., Shell Canada Limited, Suncor Energy Inc., TC Energy Corporation, Valero Energy, BCE Inc., Canadian Pacific Railway Limited, Canadian Tire Corporation, General Electric Canada, IBM Canada Ltd., and Teck Resources.

Total reported pay is total compensation as reported in the summary compensation table.

Total direct compensation is compensation granted during the year, including salary, current year bonus, and the grant date fair value of restricted stock units.

Non-GAAP financial measures
The following definitions are used in the compensation discussion and analysis as several of Imperial’s business and financial performance measures. These measures are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute “non-GAAP financial measures” under Securities and Exchange Commission Regulation G and Item 10(e) of Regulation S-K, and “specified financial measures” under National Instrument 52-112 Non-GAAP and Other Financial Measures Disclosure of the Canadian Securities Administrators. Reconciliation of these non-GAAP financial measures to the most comparable GAAP measure, and other information required by these regulations, has been provided below or is available in the “Frequently used terms” section of the company’s most recent Annual Report on Form 10-K. Non-GAAP financial measures and specified financial measures are not standardized financial measures under GAAP and do not have standardized definitions. As such, these measures may not be directly comparable to measures presented by other companies, and should not be considered a substitute for GAAP financial measures.

•Cash flow from operating activities and asset sales (CFOAS) is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the consolidated statement of cash flows.
•Return on average capital employed (ROCE) is a measure of capital productivity, and equals net income excluding the after-tax cost of financing divided by total average capital employed. Capital employed is property, plant and equipment, and other assets, less liabilities, excluding both short-term and long-term debt, plus the company’s share of equity company debt.
•Cash flows from (used in) operating activities excluding working capital is a non-GAAP financial measure that is the total cash flows from operating activities less the changes in operating assets and liabilities in the period. The most directly comparable financial measure that is disclosed in the financial statements is "Cash flows from (used in) operating activities" within the company’s Consolidated statement of cash flows. Management believes it is useful for investors to consider these numbers in comparing the underlying performance of the company’s business across periods when there are significant period-to-period differences in the amount of changes in working capital. Changes in working capital is equal to “Changes in operating assets and liabilities” as disclosed in the company’s Consolidated statement of cash flows. This measure assesses the cash flows at an operating level, and as such, does not include proceeds from asset sales as defined in Cash flows from operating activities and asset sales in the Frequently Used Terms section of the company’s annual Form 10-K.

Reconciliation of cash flows from (used in) operating activities excluding working capital

millions of Canadian dollars	2023
From the Consolidated statement of cash flows
Cash flows from (used in) operating activities	3,734
Less changes in working capital
Changes in operating assets and liabilities	(2,701)
Cash flows from (used in) operating activities excl. working capital	6,435
•Free cash flow is a non-GAAP financial measure that is cash flows from operating activities less additions to property, plant and equipment and equity company investments plus proceeds from asset sales. The most directly comparable financial measure that is disclosed in the financial statements is "Cash flows from (used in) operating activities" within the company’s Consolidated statement of cash flows. This measure is used to evaluate cash available for financing activities (including but not limited to dividends and share purchases) after investment in the business.
Reconciliation of free cash flow

millions of Canadian dollars	2023
From the Consolidated statement of cash flows
Cash flows from (used in) operating activities	3,734
Cash flows from (used in) investing activities
Additions to property, plant and equipment	(1,785)
Proceeds from asset sales	86
Additional investments	—
Loans to equity companies - net	5
Free cash flow	2,040
Total shareholder return (TSR) measures the change in value of an investment in stock over a specified period of time, assuming dividend reinvestment. TSR is subject to many different variables, including factors beyond the control of management.

Share-denominated approach: annual equity grant is based on a fixed number of shares; aligns award values with shareholder outcomes. Imperial uses this approach; results in a greater degree of volatility than a dollar-denominated approach.

Dollar-denominated approach: annual equity grant is based on target dollar value with underlying units adjusted to achieve target value. Market common approach; results in less volatility than a share-denominated award.

Stock ownership includes vested shares, unvested restricted shares, and shares underlying unvested restricted stock units.

Statements regarding plans, objectives, and other future events or conditions are forward-looking statements. See the “Forward-looking statements” section for important additional information about these statements, including factors that could cause actual results to differ materially.

Executive compensation tables
Summary compensation table
The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as of the end of 2023.
The information in the summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2023	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long-term incentive plans (f)
B.W. Corson (a) Chairman, president and chief executive officer (since January 1, 2020)	2023	1,193,135	6,694,016	—	1,707,371	—	2,461,764	2,775,244	14,831,530
	2022	1,046,245	6,463,180	—	2,223,922	727,427	4,905,567	1,975,182	17,341,523
	2021	968,956	3,447,056	—	956,421	—	1,200,091	2,178,025	8,750,549
D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2023	785,525	2,390,720	—	719,390	—	850,549	1,088,590	5,834,774
	2022	688,388	1,917,168	—	890,089	298,642	1,850,528	1,798,933	7,443,748
	2021	646,806	1,163,712	—	439,979	—	463,757	784,104	3,498,358
S.P. Younger (a) Senior vice-president, upstream (since July 1, 2020)	2023	581,618	1,526,976	—	406,935	—	65,136	665,966	3,246,631
	2022	574,345	1,597,640	—	565,155	170,133	346,566	709,862	3,963,701
	2021	545,996	714,096	—	250,449	—	81,762	415,505	2,007,808
B.A. Jolly Treasurer (since August 1, 2023)	2023	526,840	1,218,496	—	340,583	—	1,060,000	170,528	3,316,447
	2022	472,500	1,234,540	—	469,657	140,448	1,306,400	118,315	3,741,860
	2021	450,000	749,360	—	237,332	—	268,900	91,487	1,797,079
S.L. Evers Senior vice-president, sustainability, commercial development and product solutions (since May 1, 2023)	2023	411,877	1,033,408	—	294,650	—	427,300	84,710	2,251,945
	2022	—	—	—	—	—	—	—	—
	2021	—	—	—	—	—	—	—	—

Refer to footnotes starting on page 178.

Total direct compensation
The following pro forma table displays total direct compensation, which includes salary, bonus, and stock award value. In its pay deliberations, the executive resources committee considers total direct compensation as it excludes the volatility that results from changes in pension value and all other compensation.

Name	Year	Salary ($) (b)	Bonus ($) (e)	Restricted stock units ($) (c)	Total direct compensation ($) (i)
B.W. Corson (a)	2023	1,193,135	1,707,371	6,694,016	9,594,522
	2022	1,046,245	2,223,922	6,463,180	9,733,347
	2021	968,956	956,421	3,447,056	5,372,433
D.E. Lyons (a)	2023	785,525	719,390	2,390,720	3,895,635
	2022	688,388	890,089	1,917,168	3,495,645
	2021	646,806	439,979	1,163,712	2,250,497
S.P. Younger (a)	2023	581,618	406,935	1,526,976	2,515,529
	2022	574,345	565,155	1,597,640	2,737,140
	2021	545,996	250,449	714,096	1,510,541
B.A. Jolly	2023	526,840	340,583	1,218,496	2,085,919
	2022	472,500	469,657	1,234,540	2,176,697
	2021	450,000	237,332	749,360	1,436,692
S.L. Evers	2023	411,877	294,650	1,033,408	1,739,935
	2022	—	—	—	—
	2021	—	—	—	—

Footnotes to summary compensation and total direct compensation tables on pages 177 through 178
(a)Affiliate employees. The compensation for B.W. Corson, D.E. Lyons, and S.P. Younger is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates’ employee benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(b)Salary. The amounts listed in the “Salary” column for each named executive officer on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger) are paid in their local currency, but disclosed in Canadian dollars. Mr. Corson’s and Mr. Lyons’ salaries are paid in U.S. dollars and were converted to Canadian dollars at the average 2023 exchange rate of 1.3497. In 2022 and 2021, the average exchange rate was 1.3013 and 1.2535 respectively. Mr. Younger’s salary is paid in Australian dollars and was converted to Canadian dollars at the average 2023 exchange rate 0.8967. In 2022 and 2021, the average exchange rate was 0.9032 and 0.9421 respectively.

(c)Share-based awards. The valuation of stock awards in this table represents the grant date fair value, which is equal to the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant.

Grant Date	Grant Price ($)
December 4, 2023	77.12
December 5, 2022	72.62
December 6, 2021	44.08

(d)Option-based awards. The company has not granted stock options since 2002. The stock option plan expired in 2012.

(e)Bonus. The amounts listed in the “Annual incentive plans” column for each named executive officer represent their cash bonus. B.W. Corson, D.E. Lyons, and S.P. Younger participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan, is paid in U.S. dollars, but disclosed in Canadian dollars. For amounts paid in U.S. dollars, they were converted to Canadian dollars at the average exchange rates of 1.3497 for 2023, 1.3013 for 2022, and 1.2535 for 2021.

(f)Long-term incentive plans. The amounts listed in the “Long-term incentive plans” column represent earnings bonus units related to prior year grants that paid out in the year. In 2021, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made. B.W. Corson, D.E. Lyons, and S.P. Younger participate in Exxon Mobil Corporation’s program, which is similar to the company’s program, is paid in U.S. dollars, but disclosed in Canadian dollars. Under the Exxon Mobil Corporation’s program, the maximum settlement value (trigger) or cumulative earnings per share was not achieved, therefore no payments were made in 2021. Amounts paid in 2022 in U.S. dollars were converted to Canadian dollars at the average exchange rate of 1.3013. As of 2023, there are no outstanding earnings bonus units.

(g)Pension value. “Pension value” is the “compensatory change” in pensions as of December 31, 2023 as set out in the “Pension plan benefits” table on page 184.

(h)All other compensation. The amounts listed in the “All other compensation” column include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs, parking and perquisites.

Perquisites. Use of perquisites is very limited, composed of financial planning for senior executives, selective use of club memberships primarily for business, and costs associated with participation in Exxon Mobil Corporation's executive life insurance benefit plan, as applicable. In 2023, B.W. Corson received $37,514 of senior executive life insurance premiums, $17,287 for club memberships, and $14,713 for financial planning services. For all other named executive officers, the aggregate value of perquisites received in 2023 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.

Dividend equivalents. In 2023, the paid dividend equivalents on company restricted stock units were $569,208 for B.W. Corson, $170,832 for D.E. Lyons, $92,592 for S.P. Younger, $136,456 for B.A. Jolly, and $57,536 for S.L. Evers. Dividend equivalent payments on Exxon Mobil Corporation’s restricted stock were $366,805 for B.W. Corson, $47,682 for D.E. Lyons and $67,550 for S.P. Younger, paid in U.S. dollars and converted to Canadian dollars at the average 2023 exchange rate of 1.3497.

Expatriate assignment costs. For the named executive officers on expatriate assignment (B.W. Corson, D.E. Lyons and S.P. Younger), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer, offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(i)Total compensation. “Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”. "Total direct compensation" is compensation granted during the year, including salary, current year bonus, and the grant date fair value of restricted stock units.

Outstanding equity awards
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2023.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
B.W. Corson (a)	—	—	—	—	410,400	30,976,992	—
D.E. Lyons (b)	—	—	—	—	114,400	8,634,912	—
S.P. Younger (c)	—	—	—	—	66,100	4,989,228	—
B.A. Jolly	—	—	—	—	76,300	5,759,124	—
S.L. Evers	—	—	—	—	39,600	2,989,008	—

(a)B.W. Corson was granted restricted stock units from 2019 to 2023 under the company’s plan. With respect to previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Corson held 59,700 Exxon Mobil Corporation restricted valued at $7,894,343 on December 31, 2023, at a closing price for Exxon Mobil Corporation shares on December 31, 2023 of $99.98 U.S., and converted to Canadian dollars at the December 31, 2023 close rate of 1.3226 provided by the Bank of Canada.

(b)D.E. Lyons was granted restricted stock units from 2018 to 2023 under the company’s plan. With respect to previous years, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons held 4,800 Exxon Mobil Corporation restricted stock valued at $634,721 on December 31, 2023, at a closing price for Exxon Mobil Corporation shares on December 31, 2023 of $99.98 U.S., and converted to Canadian dollars at the December 31, 2023 close rate of 1.3226 provided by the Bank of Canada.

(c)S.P. Younger was granted restricted stock units from 2020 to 2023 under the company’s plan. With respect to previous years, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Younger held 10,300 Exxon Mobil Corporation restricted stock valued at $1,362,006 on December 31, 2023, at a closing price for Exxon Mobil Corporation shares on December 31, 2023 of $99.98 U.S., and converted to Canadian dollars at the December 31, 2023 close rate of 1.3226 provided by the Bank of Canada.

(d)Represents the total of the outstanding restricted stock units received from the company plan that have not vested, based on the closing price of the company’s shares on December 31, 2023 of $75.48.

Incentive plan awards – Value vested or earned
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)
B.W. Corson (a)	—	—	—
D.E. Lyons (b)	—	883,204	—
S.P. Younger (c)	—	627,539	—
B.A. Jolly	—	1,028,709	340,583
S.L. Evers	—	402,148	294,650
(a)Although B.W. Corson received restricted stock units under the company’s plan from 2019 to 2023, these restricted stock units have not vested. In previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2023, restrictions were removed on 14,150 Exxon Mobil Corporation restricted stock having a value of $1,993,858 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. B.W. Corson participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2023, B.W. Corson received $1,707,371 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2023 exchange rate of 1.3497.

(b)Prior to 2018, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2023, restrictions were removed on 4,800 Exxon Mobil Corporation restricted stock having a value of $668,231 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. D.E. Lyons participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2023, D.E. Lyons received $719,390 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2023 exchange rate of 1.3497.

(c)Prior to 2020, Mr. Younger participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2023, restrictions were removed on 3,300 Exxon Mobil Corporation restricted stock having a value of $459,409 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. S.P. Younger participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2023, S.P. Younger received $406,935 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2023 exchange rate of 1.3497.

(d)These values show restricted stock units granted by the company that vested in 2023. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For D.E. Lyons and S.P. Younger, the values represent restricted stock units granted in 2020. For B.A. Jolly and S.L. Evers, the values represent restricted stock units granted in 2016 and 2020, which vested in 2023.

(e)This column represents amounts paid by the company with respect to the annual cash bonus.

Equity compensation plan information
The information shown in the following table represents the common shares of the company that may be issued as of the end of 2023 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	—	—	—
Equity compensation plans not approved by security holders (b)	1,500,370	—	8,967,667
Total	1,500,370	—	8,967,667
(a)The company’s stock option plan expired in 2012.

(b)This is a restricted stock unit plan, which is described starting on page 164.

(c)The Number of securities to be issued represents the total number of restricted stock units still outstanding (3,913,310) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,412,940). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (6,554,727) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,412,940).
RSUs as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2023.

	Maximum number of restricted stock units issuable under the plan (b)	Total number of restricted stock units awarded and outstanding	Total number of restricted stock units available for grant
Number (#)	10,468,037	3,913,310	6,554,727
Percent of outstanding common shares (%) (a)	1.95	0.73	1.22
(a)As of December 31, 2023, the number of common shares outstanding was 535,836,803.

(b)The maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2022 (10,468,037) minus the common shares issued in 2023 pursuant to the vesting of restricted stock units under the plan (0 common shares).

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

	Number of restricted stock units granted under the plan (#) (a)	Weighted-average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2023	949,520	574,750,575	0.17
2022	884,140	640,160,028	0.14
2021	680,720	711,602,150	0.10
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

Status of prior long-term incentive compensation plans
The company’s only long-term incentive compensation plan is the restricted stock unit plan described starting on page 164. There are no units outstanding for any historical plan.

Pension plan benefits
The following table provides information for each named executive officer of the company participating in a defined benefit pension plan. Information for named executive officers on assignment from affiliates of the company who participate in a plan provided by such affiliates is disclosed in the footnotes.

Name	Number of years credited service (as of December 31, 2023) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
B.W. Corson	—	—	—	—	—	—	—
D.E. Lyons	—	—	—	—	—	—	—
S.P. Younger (g)	—	—	—	—	—	—	—
B.A. Jolly	32.5	393,700	503,200	5,864,500	1,060,000	80,700	7,005,200
S.L. Evers	25.7	136,000	254,800	1,129,100	427,300	180,200	1,736,600
(a)B.W. Corson and D.E. Lyons participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified and non-qualified plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2023 exchange rate of 1.3497. Under this plan, Mr. Corson had 40.5 years of credited service and Mr. Lyons had 33.5 years of credited service. S.P. Younger participates in the Esso Australia Pty Ltd. defined benefit and defined contribution pension plans. Benefits under these plans are payable in Australian dollars and have been converted to Canadian dollars at the average 2023 exchange rate of 0.8967. Under these plans, Mr. Younger had 26.8 years of credited service.

(b)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans. For B.W. Corson this value was $1,787,211. For D.E. Lyons this value was $749,962. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the Esso Australia Pty Ltd.defined benefit plan, benefits are payable as lump-sum equivalent or annual lifetime pension upon retirement for participants age 55 and older. For S.P Younger, this is not applicable as his age is under 55 years, and therefore he is not currently entitled to pension if leaving service.

(c)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2023. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the Exxon Mobil Corporation’s pension plan, the annual benefits include the annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2023. For B.W. Corson, this value was $1,913,621. For D.E. Lyons, this value was $834,292. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement. For members of the Esso Australia Pty. Ltd. defined benefit plan, benefits are payable as an annual lifetime pension or a lump-sum equivalent upon retirement or a combination of both, as elected by the participant upon leaving service. For S.P. Younger, the annual lifetime pension that would be earned to age 65, assuming final average earnings as of December 31, 2023 was $379,975.

(d)For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. Generally Accepted Accounting Principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation. The calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement, as applicable. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plan respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For B.W. Corson, the opening value was $17,292,939 and the closing value was $19,928,162. For D.E. Lyons the opening value was $7,585,952 and the closing value was $8,517,413. For S.P. Younger, the opening value was $2,574,182 and the closing value was $3,160,518.

(e)The value for “Compensatory change” includes service cost for 2023 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2023 and the actual salary and bonus received in 2023. For members of the Exxon Mobil Corporation and Esso Australia Pty Ltd. pension plans, these values are calculated using the individual’s additional pensionable service in 2023 and earnings as described previously. For B.W. Corson, this value was $2,461,764. For D.E. Lyons, this value was $850,549. For S.P. Younger, this value was $59,505.

(f)The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. With respect to the company’s pension plan, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2023 decreased to 4.6 percent, from 5.1 percent at the end of 2022, which had a positive impact on the non-compensatory change element. For members of Exxon Mobil Corporation and Esso Australia Pty Ltd., the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. For Exxon Mobil Corporation’s plan, this includes the effect of interest based on a discount rate of 5.3 percent at the end of 2023, down from 5.6 percent at the end of 2022. For the Esso Australia Pty Ltd. Plan, this includes the effect of interest based on a discount rate of 5.0 percent at the end of 2023, down from 6.2 percent at the end of 2022. For B.W. Corson, this value was $173,459. For D.E. Lyons, this value was $80,912. For S.P. Younger, this value was $526,831.

(g)S.P. Younger participates in the Esso Australia Pty Ltd. defined contribution plan. Contribution limits under this plan have been reached. The “Accumulated value at start of year” was $42,409, the “Compensatory value” was 5,631 reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end” was $48,040.
Pension plan
B.A. Jolly participates in the 1.6 percent provision, and S.L. Evers participates in the three pension option (3PO) provision of the company's pension plan. Key features of the plan provisions for these executives include:

	Pension plan	Supplemental pension arrangement (SPA)
Type	Registered	Non-registered
1.6% provision calculation
•An annual benefit equal to 1.6 percent multiplied by final average earnings(a) multiplied by years of service, with a partial offset for applicable government pension benefits.
•An option to forego a portion of the company's matching contributions to the savings plan in order to receive an additional 0.4 percent of final average earnings.

•Includes any portions of the defined pension benefit that cannot be paid from the registered plan due to income tax regulations.
•Executive officers who receive an annual bonus, and meet the criteria of the SPA, can also receive an annual benefit of 1.6% of final average bonus earnings(b) multiplied by years of service.

3PO provision calculation
•An annual benefit equal to 1.0, 1.5 or 2.0 percent multiplied by final average earnings(a) multiplied by years of service.
•Employees may elect to change the pension percent multiplier once every five years. Company contributions to the savings plan are integrated with the pension multiplier election.(c)

•Includes any portions of the defined pension benefit that cannot be paid from the registered plan due to income tax regulations.
•Executive officers who receive an annual bonus, and meet the criteria of the SPA, can also receive an annual benefit of 1.5% of final average bonus earnings(b) multiplied by years of service.

Form of payment	Benefit available in various annuity forms upon retirement.	•May be taken as a lump sum or an annuity upon retirement.

(a) Final average earnings consist of base salary over the highest 36 consecutive months in the 10 years of service prior to retirement.

(b) Final average bonus earnings include the average of the annual bonus for the three highest grants of the last five bonus years awarded prior to retirement for eligible executives.

(c) For the 3PO provision, the company contribution to the savings plan is integrated with the pension multiplier election as follows:

Pension multiplier	Company savings plan match
1.5%	Up to 6%
1.0%	Up to 6% and an additional company contribution of 2%
2.0%	Forego company matching contribution

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

Effect of early retirement or death
All company pension provisions require completion of 10 years of service and attainment of age 55 to be eligible for early retirement.
The early retirement benefit under the 1.6 percent pension plan provision consists of an annuity benefit that is undiscounted for retirement ages of 60 years or over, with a discount of 5 percent for each year under age 60. Alternatively, pension will be undiscounted if member attains age 55 and 30 years of service.
The early retirement benefit under the 3PO pension provision consists of an annuity benefit that is undiscounted for retirement ages of 62 years or over, with a discount of 5 percent for each year under age 57 and a discount of 3 percent for each year between age 57 and 62.

In the event of death after pension commencement, a retirement benefit may be payable to the participant’s beneficiary, in accordance with pension selection.

Other compensation elements

Termination and change-in-control	•The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change-in-control or termination of employment; see page 174.
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
•The executive resources committee (“committee”) reviews and approves annual compensation recommendations for each named executive officer prior to implementation.

Health care benefits
•Named executive officers are eligible to participate in their respective Company’s health care programs (medical, dental, prescription drug, and vision care) on the same basis as other employees; no special provisions apply.

Tax assistance
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

Payments in the event of death
•The only event that results in acceleration of the vesting for outstanding restricted stock awards is death.
•Executive’s estate or beneficiaries would be entitled to receive the applicable death benefits as described on page 186, a distribution of the executive’s savings plan balances, and payment of company-provided life insurance.

Appendix A – Board of director and committee charters

Board of Directors Charter

The structure, process and responsibilities of the board of directors of the corporation shall include the following items and matters:

1. Responsibility
The board of directors shall be responsible for the stewardship of the corporation and provide oversight of management of the corporation, aimed at giving effect to the corporation’s strategy and sustainably generating long-term value.

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
(b)    identify the principal risks of the corporation's business where identifiable and oversee the implementation of appropriate systems to manage such risks;
(c)    provide oversight regarding succession planning for senior management, including the appointing, training and monitoring thereof;
(d)    approve the corporate disclosure guidelines and monitor the external communications of the corporation;
(e)    provide oversight regarding the integrity of the corporation's internal control and management information systems;
(f)    provide oversight regarding the integrity of the corporation's information technology and systems to ensure the security and integrity of the corporation’s electronic information, systems and assets;
(g)    consider management's recommendations regarding major corporation decisions and actions, which have significant societal implications;
(h)    provide oversight regarding compliance with major corporate policies;
(i)    charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;
(j)    monitor and assess the performance of the chief executive officer;
(k)    satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;
(l)    annually review and approve the corporation's code of ethics and business conduct;
(m)    provide oversight regarding compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer's directors or executive officers should be granted by the board only;
(n)    determine appropriate measures are in place for receiving feedback from stakeholders;
(o)    annually determine the recommended candidates to stand for election as directors of the corporation, and to make appointments of directors to the board to fill open seats between annual meetings, including vacancies created by an increase in the authorized number of directors;

(p)    annually review and approve the remuneration of independent directors;
(q)    by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, safety and sustainability, and finance committees of the board with specific duties defined and the corporation provide each board committee with sufficient funds to discharge its responsibilities in accordance with its charter;
(r)     determine membership of each committee, including its chair and vice-chair, after receiving the recommendation of the nominations and corporate governance committee;
(s)    direct the distribution to the board by management of information that will enhance their familiarity with the corporation's activities and the environment in which it operates, as set out in section 5;
(t)    review the corporation’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof;
(u)    review the mandates of the board and of the committees and their effectiveness at least annually; and
(v)    undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

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
•investigations and litigation of a material nature

Financial
•equity or debt financing
•dividend declarations
•financial statements and the related management discussion and analysis, annual and quarterly
•status of the corporation's retirement plan and employee savings plan

Strategic/investment/operating plans/performance
•near-term and long-range outlooks
•capital, lease, loan and contributions budgets annually
•budget additions over $250 million individually
•quarterly updates of actual and projected capital expenditures
•capital expenditures or dispositions in excess of $250 million individually
•entering into any venture that is outside of the corporation's existing businesses
•financial and operating results quarterly
•Canadian and world economic outlooks
•regional socio-economic reviews
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
(b)    An agenda for each board meeting and briefing materials will, to the extent practicable in light of the timing of matters that require board attention, be distributed to each director approximately five to seven days prior to each meeting. The chairman, in consultation with the lead director will normally set the agenda for board meetings. Any director may request the inclusion of specific items.
(c)    It is expected that each director will make every effort to attend each board meeting and each meeting of any committee on which he or she serves. Attendance in person is preferred but virtual attendance is permitted if necessary.
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
(c)    The term "independent", shall have the meaning as set out in applicable law, including on the basis of the standards specified by National Instrument 52-110 Audit Committees, the US. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC.

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

8. Lead Director
The independent directors will annually select one independent director to serve as lead director. The appointment of a lead director is intended to ensure that the board functions with appropriate independence and to enhance the company’s corporate governance. It is normally expected that the same director will serve as lead director for a minimum of two years.
The lead director’s duties and responsibilities will include:
(a)    act as liaison with the chairman, in consultation with the other directors, (provided however that each director will also be afforded direct and complete access to the chairman at any time as such director deems necessary or appropriate);
(b)    calls, chairs and sets agendas for executive sessions of the independent directors;
(c)    provides feedback to the chairman;
(d)    chairs meetings of the board in the absence of the chairman;
(e)    reviews and approves the schedule and agenda for all board and committee meetings and reviews associated materials distributed to the directors;
(f)    advises the chairman as to the quality, quantity and timeliness of information flows;
(g)    working together with the chairman, oversees the annual performance evaluation of the board; and
(h)    working together with the chair of the executive resources committee, oversees the annual performance review of the CEO.
Compensation for the lead director will be determined by the board on the recommendation of the nominations and corporate governance committee and will be reviewed annually.

9. Independent legal or other advice
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

10. Meetings of the independent directors in the absence of members of management
(a)    Meetings of the independent directors ("executive sessions of the board") shall be held in conjunction with all board meetings including unscheduled virtual board meetings. Additional executive sessions may be convened by the lead director at his or her discretion and will be convened if requested by any other director. Any independent director may raise issues for discussion at an executive session.

(b)    The lead director, or in the lead director's absence, an independent director chosen by the independent directors, shall preside at executive sessions of the board and ensure that meetings of the independent directors are held in accordance with this charter.

(c)    The purposes of the executive sessions of the board shall include the following:

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

11. Selection and tenure of directors
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
•individual competencies in business and other areas of endeavour in contributing to the collective experience of the directors; and
•providing diversity in age, regional association, gender and other diversity elements (including Indigenous peoples, persons with disabilities and members of visible minorities).

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

•is free of any present or apparent potential legal impediment or conflict of interest, such as:

–serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

–serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

–serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

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

•develops a conflict of interest, such as
–assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

–assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

–assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

–becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

12. Election of Directors
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

13. Director Orientation and Continuing Education
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

14. Chairman and chief executive officer
The board currently believes that it is appropriate and efficient for the corporation’s chief executive officer to also act as chairman of the board. However, the board retains the authority to separate those functions if it deems such action appropriate in the future.

(a)    Position description
The chairman and chief executive officer shall:
•plan and organize all activities of the board of directors;
•ensure that the board receives sufficient, timely information on all material aspects of the corporation's operations and financial affairs;
•chair annual and special meetings of the shareholders;
•conduct the general management and direction of the business and affairs of the corporation;
•recommend to the board of directors a strategic plan for the corporation's business and, when approved by the board of directors, implement this strategic plan and report to the board of directors on the implementation of this strategic plan;
•develop and implement operational policies to guide the corporation within the limits prescribed by the corporation's by-laws and the directions adopted by the board of directors;
•identify, for review with the board of directors, the principal risks of the corporation's business, where identifiable, and develop appropriate systems to manage such risks;
•under the oversight of the board of directors, develop plans for succession planning for senior management, including the appointing, training and monitoring thereof, and implement those plans;
•ensure compliance with the corporation's code of ethics and business conduct so as to foster a culture of integrity throughout the company; and
•ensure effective internal controls and management information systems are in place.
(b)    Minimum shareholding requirements
The chairman and chief executive officer shall hold, or shall, within three years after his appointment as chairman and chief executive officer, acquire shares of the corporation, including common shares and restricted stock units, of a value no less than five times his base salary.

Audit Committee Charter

1. Purpose of the Committee
The primary purpose of the audit committee (the "committee") is oversight of financial reporting, compliance and controls. The independence of the committee is a critical component of corporate governance as the committee holds the board and management accountable and fosters trust and confidence for all stakeholders, which is vital for the generation of long-term value. The committee shall assist the board of directors (the "board") in fulfilling its responsibility to oversee:

•management's conduct of the corporation's financial reporting process,
•the integrity of the financial statements and other financial information provided by the corporation to Canadian securities regulators, the United States Securities and Exchange Commission (the "SEC") and the public,
•the corporation's system of internal accounting and financial controls,
•the corporation's compliance with legal and regulatory requirements,
•the performance of the corporation's internal audit function,
•the independent auditors' qualifications, performance, and independence, and
•the annual independent audit of the corporation's financial statements.

The corporation's management is responsible for preparing the corporation's financial statements. The independent auditors are responsible for auditing those financial statements. Management, including the internal audit function, and the independent auditors, have more time, knowledge, and detailed information about the corporation than do committee members. Consequently, in carrying out its oversight responsibilities, the committee is not providing any expert or special assurance as to the corporation's financial statements, or any professional certification as to the independent auditors' work, including with respect to auditor independence. Each member of the committee shall be entitled to rely on the integrity of people and organizations from whom the committee receives information and the accuracy of such information, including representations by management and the independent auditors regarding non-audit services provided by the independent auditors.

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

Accordingly, each member of the committee shall be financially literate within a reasonable period of time after appointment to the committee; must be "independent" as defined in the board charter; and may not serve on more than two other public company audit committees unless the board determines that such simultaneous service would not impair the ability of the member to serve effectively on the committee. In addition, at least one member of the committee shall be an "audit committee financial expert" as defined by applicable laws.

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
The chair, or in that person's absence, the vice-chair or in the vice-chair's absence, an alternate designated by the committee, shall:
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
(h)    review the adequacy of the corporation's system of internal controls and auditing procedures.
(i)    review the accounting and financial reporting processes of the corporation.
(j)    provide oversight regarding the corporation’s tax compliance activities.
(k)    approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.
(l)    review the quarterly news release of financial and operating results, the annual and quarterly financial statements of the corporation, any accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such news release and financial statements by the board of directors.
(m)    review the results of the corporation's business ethics compliance program.
(n)    review related party transactions to assess the commercial reasonableness of those transactions, and to ensure that all such transactions are entered into in compliance with applicable laws and regulations.
(o)    provide oversight regarding the corporation’s anonymous ethics hotline.
(p)    review annually a summary of senior management expense accounts.
(q)    evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.
(r)    require attendances at its meetings by members of management, as the committee may direct.
(s)    undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5. Committee Evaluation
The committee will annually complete a self-evaluation of the committee's own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
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

Safety and Sustainability Committee Charter

1. Purpose of the Committee
The primary purpose of the safety and sustainability committee (the 'committee') is to provide oversight and guidance on matters related to safety, security, health and the environment, with a view to generation of long-term value. This includes environmental, health, personnel and process safety, security and sustainability risks and performance, including the risks associated with climate change. It also includes compliance with legislation and the assessment of long term impacts of public policy, climate change, stakeholder and Indigenous relations on corporate performance, while fostering long-term sustainability and responsible business practices.
2. Committee Membership
The committee shall consist of no fewer than three members, to be appointed by the board of directors from among (a) the independent directors; and (b) the non-independent directors who are not members of the corporation's management, who shall serve at the pleasure of the board, but only so long as he or she continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to public issues.

3. Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.

The chair, or in that person's absence, the vice-chair or in the vice-chair's absence, an alternate designated by the committee, shall:

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
The committee shall:
(a)    provide oversight regarding the effectiveness of the corporation's policies, programs and practices on environment, health, safety, security and sustainability, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and make such recommendations to the board with respect thereto as it may deem advisable.

(b)    provide oversight regarding the corporation's compliance with legislative, regulatory and corporation standards for environmental, health, safety, security and sustainability practices and matters, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and provide guidance to the board on the results and adequacy thereof.
(c)    provide oversight regarding current and emerging public policy issues relating to matters of significance to the corporation, including environment, health, safety, security and sustainability issues and the impact, risks and disclosure associated with climate change and greenhouse gas emissions, as they may impact the corporation's operations.
(d)    review the impact of proposed legislation relating to matters of significance to the corporation, including the impact of the environment, health, safety and security on the operations of the corporation and provide guidance to the board and management as to the appropriate response of the corporation thereto.
(e)    provide oversight regarding current and emerging issues related to government, stakeholder and Indigenous relations.
(f)    provide oversight regarding implementation of the corporation’s Indigenous Relations Principles and Guidelines.
(g)    review and provide guidance on the corporation’s overall community investment strategies and programs including approval of all grants or contributions for charitable contributions and local community contributions in excess of $500,000.
(h)    recommend to the board and management desirable policies and actions arising from its oversight and guidance activity.
(i)    require attendances at its meetings by members of management, as the committee may direct.
(j)    undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5. Committee Evaluation
The committee will annually complete a self-evaluation of the committee's own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
6. Resources and Authority of the Committee
The committee has the authority to retain such outside advisors, including legal counsel or other experts, as it deems appropriate, and to approve the fees and expenses of such advisors.

Executive Resources Committee Charter

1. Purpose of the Committee
The primary purpose of the executive resources committee (the “committee”) is to discharge the board of directors' (the “board”) responsibilities relating to the evaluation and compensation of the corporation's chief executive officer (the “CEO”) and certain other key senior executive management positions reporting directly to the CEO, including all officers of the corporation, and to discharge the responsibilities of the committee under applicable rules and regulations. The committee also makes recommendations to the board regarding succession planning and development for senior executives and positions as needed. The committee is responsible for implementation and oversight of a compensation philosophy and program to incentivize the creation of long-term value, and to develop appropriate performance-based evaluation for the CEO and senior executives to support the corporation’s long-term value creation strategies.
2. Committee Membership
The committee shall consist of no fewer than three members, to be appointed by the board of directors from among (a) the independent directors; and (b) the non-independent directors who are not members of the corporation's management, who shall serve at the pleasure of the board, but only so long as he or she continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to executive compensation.

3. Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.
The chair, or in that person's absence, the vice-chair or in the vice-chair's absence, an alternate designated by the committee, shall:
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
(c)at least annually evaluate the CEO's performance as measured against the goals and objectives outlined above.
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
(j)provide oversight regarding risks arising from the corporation's compensation policies and practices for employees as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.

(k)consider factors that could affect the independence or represent a conflict of interest on the part of any compensation consultant, independent legal counsel, or other adviser the committee may retain and report thereon as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.
(l)administer the company’s Policy for the Recovery of Erroneously Awarded Compensation.
(m)require attendances at its meetings by members of management, as the committee may direct.
(n)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5. Committee Evaluation
The committee will annually complete a self-evaluation of the committee's own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
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

Nominations and Corporate Governance Committee Charter

1. Purpose of the Committee
The primary purpose of the nominations and corporate governance committee (the 'committee') is to monitor compliance with good corporate governance standards; to identify individuals qualified to become board members; to recommend to the board director nominees for election at the annual meeting of shareholders or for election by the board to fill open seats between annual meetings; to recommend to the board committee appointments for directors, including appointments as chair and vice-chair of such committees; to review and make recommendations to the board regarding non-employee director compensation; and to develop and recommend to the board corporate governance guidelines applicable to the corporation. Long term value creation requires strong corporate governance to ensure appropriate transparency and accountability. The committee aims to build and maintain an engaged and diverse board whose composition is appropriate in light of the corporation’s needs and strategy.
2. Committee Membership
The committee shall consist of no fewer than three members, to be appointed by the board of directors from among (a) the independent directors; and (b) the non-independent directors who are not members of the corporation's management, who shall serve at the pleasure of the board, but only so long as he or she continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to corporate governance.

3. Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.
The chair, or in that person's absence, the vice-chair or in the vice-chair's absence, an alternate designated by the committee, shall:
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
The committee shall:
(a)provide oversight regarding issues of corporate governance as they apply to the corporation, including the effectiveness of the system of corporate governance, and the board's relationship with management, and report to the board on such matters.
(b)provide oversight regarding the annual assessment of the effectiveness and contribution of the board, its committees and each individual director.
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
(h)consider resignations tendered by directors in the event of:
i.the majority shareholder’s holdings falling below 50%, for any non-contested election of directors in the event a nominee standing for election by shareholders in a non-contested election receives a greater number of votes withheld from his or her election than votes for such election and, in any such case, refer the matter to the board with the committee's recommendation whether such resignation should be accepted, or
ii.a change of circumstance as described in section 10(b)(ii) of the board charter.
(i)review the remuneration of independent directors, including the lead director, and make such recommendations to the board with respect thereto as it may deem advisable.

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
(m)provide oversight and recommendations regarding director education.
(n)review any allegation that an executive officer or director may have violated the corporation's Standards of Business Conduct and report its findings to the board and the general auditor.
(o)require attendances at its meetings by members of management, as the committee may direct.
(p)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

5. Committee Evaluation
The committee will annually complete a self-evaluation of the committee's own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.
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

Finance Committee Charter

1.Purpose of the Committee
The primary purpose of the finance committee (the ‘committee’) is to provide oversight and guidance regarding the corporation’s capital structure/capital allocation, financial policies, practices and strategies. The committee is responsible for ensuring that such matters align with the corporation’s strategy and are aimed at the generation of long-term value and shall take such action and make such reports and recommendations to the board of directors as it deems advisable.
2.Committee Membership
The committee shall consist of no fewer than three members, to be appointed by the board of directors from among (a) the independent directors; and (b) the non-independent directors who are not members of the corporation’s management, who shall serve at the pleasure of the board, but only so long as he or she continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to corporate finance.

3.     Committee Structure and Operation
The chair and vice-chair of the committee shall be designated by the board from among the members of the committee. The committee shall fix its own rules of procedure and shall meet where and as provided by such rules or by resolution of the committee.
The chair, or in that person's absence, the vice-chair or in the vice-chair's absence, an alternate designated by the committee, shall:
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
The committee shall:
(a)review, as the committee deems appropriate, the corporation’s capital structure / capital allocation, and its financial policies, practices and strategies, which may include the following:
i.financial outlook and financing plan;
ii.dividend policies and share repurchase programs;
iii.investment of pension assets and the funding of pension obligations;
iv.capital plan including significant capital appropriations;
v.issuance of equity or debt securities; and
vi.significant investments, acquisitions and divestitures by the corporation, including discussion of possible mergers and other transactions, and their financial impact.
(b)require attendances at its meetings by members of management, as the committee may direct.
(c)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
The committee will make such reports and recommendations to the board with respect thereto as it may deem advisable.

5.Committee Evaluation
The committee will annually complete a self-evaluation of the committee’s own performance and effectiveness and will consider whether any changes to the committee’s charter are appropriate.

6.Resources and Authority of the Committee
The committee has the authority, in its sole discretion, to retain and oversee the work of such outside advisors, including legal counsel, financial advisors or other experts, as it deems appropriate; to approve the fees and expenses of such advisors with funding provided by the corporation; and to incur such other ordinary administrative expenses as are necessary or appropriate in carrying out its duties.