Form 10-Q
period 2024-03-31
IMPERIAL OIL LTD
filed 2024-04-29
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

The number of common shares outstanding, as of March 31, 2024 was 535,836,803.

IMPERIAL OIL LIMITED

In this report, all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2023. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2024	2023
Revenues and other income
Revenues (a)	12,249	12,057
Investment and other income (note 3)	34	64
Total revenues and other income	12,283	12,121

Expenses
Exploration	1	1
Purchases of crude oil and products (b)	7,706	7,478
Production and manufacturing (c)	1,664	1,756
Selling and general (c)	246	186
Federal excise tax and fuel charge	591	529
Depreciation and depletion	490	490
Non-service pension and postretirement benefit	1	20
Financing (d) (note 5)	12	16
Total expenses	10,711	10,476

Income (loss) before income taxes	1,572	1,645

Income taxes	377	397

Net income (loss)	1,195	1,248

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.23	2.14
Net income (loss) per common share - diluted (note 9)	2.23	2.13
(a) Amounts from related parties included in revenues.	2,729	3,136
(b) Amounts to related parties included in purchases of crude oil and products.	985	1,078
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	150	135
(d) Amounts to related parties included in financing.	44	39

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2024	2023
Net income (loss)	1,195	1,248

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	4	21

Amortization of postretirement benefits liability adjustment included in net benefit costs	12	10
Total other comprehensive income (loss)	16	31

Comprehensive income (loss)	1,211	1,279

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2024	2023
Assets
Current assets
Cash and cash equivalents	1,176	864
Accounts receivable - net (a)	5,204	4,482
Inventories of crude oil and products	2,106	1,944
Materials, supplies and prepaid expenses	1,043	1,008
Total current assets	9,529	8,298
Investments and long-term receivables (b)	1,082	1,062
Property, plant and equipment,	56,680	56,200
less accumulated depreciation and depletion	(25,841)	(25,365)
Property, plant and equipment, net	30,839	30,835
Goodwill	166	166
Other assets, including intangibles - net	897	838
Total assets	42,513	41,199

Liabilities
Current liabilities
Notes and loans payable	121	121
Accounts payable and accrued liabilities (a) (note 7)	6,968	6,231
Income taxes payable	17	251
Total current liabilities	7,106	6,603
Long-term debt (c) (note 6)	4,006	4,011
Other long-term obligations (note 7)	3,860	3,851
Deferred income tax liabilities	4,429	4,512
Total liabilities	19,401	18,977

Shareholders’ equity
Common shares at stated value (d) (note 9)	992	992
Earnings reinvested	22,781	21,907
Accumulated other comprehensive income (loss) (note 10)	(661)	(677)
Total shareholders’ equity	23,112	22,222

Total liabilities and shareholders’ equity	42,513	41,199
(a) Accounts receivable - net included net amounts receivable from related parties.	696	1,048
(b) Investments and long-term receivables included amounts from related parties.	271	283
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	536	536

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2024	2023
Common shares at stated value (note 9)
At beginning of period	992	1,079
Share purchases at stated value	—	—
At end of period	992	1,079

Earnings reinvested
At beginning of period	21,907	21,846
Net income (loss) for the period	1,195	1,248
Share purchases in excess of stated value	—	—
Dividends declared	(321)	(257)
At end of period	22,781	22,837

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(677)	(512)
Other comprehensive income (loss)	16	31
At end of period	(661)	(481)

Shareholders’ equity at end of period	23,112	23,435

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2024	2023
Operating activities
Net income (loss)	1,195	1,248
Adjustments for non-cash items:
Depreciation and depletion	490	490
(Gain) loss on asset sales (note 3)	(2)	(9)
Deferred income taxes and other	(164)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(722)	436
Inventories, materials, supplies and prepaid expenses	(196)	(479)
Income taxes payable	(234)	(2,077)
Accounts payable and accrued liabilities	707	(255)
All other items - net (b)	2	(119)
Cash flows from (used in) operating activities	1,076	(821)

Investing activities
Additions to property, plant and equipment	(497)	(429)
Proceeds from asset sales (note 3)	4	14
Loans to equity companies - net	12	1
Cash flows from (used in) investing activities	(481)	(414)

Financing activities
Finance lease obligations - reduction (note 6)	(5)	(5)
Dividends paid	(278)	(266)
Common shares purchased (note 9)	—	—
Cash flows from (used in) financing activities	(283)	(271)

Increase (decrease) in cash and cash equivalents	312	(1,506)
Cash and cash equivalents at beginning of period	864	3,749
Cash and cash equivalents at end of period (a)	1,176	2,243
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(37)	(42)

Income taxes (paid) refunded.	(700)	(2,632)
Interest (paid), net of capitalization.	(11)	(21)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Notes to consolidated financial statements (unaudited)
1.    Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2023 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2024, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2.    Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	42	76	11,879	11,639	328	342
Intersegment sales	4,122	3,622	1,748	1,823	90	91
Investment and other income (note 3)	4	2	12	20	1	—
	4,168	3,700	13,639	13,482	419	433
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,813	1,543	11,591	11,196	260	274
Production and manufacturing	1,188	1,287	421	411	53	58
Selling and general	—	—	162	157	26	26
Federal excise tax and fuel charge	—	—	590	528	1	1
Depreciation and depletion	432	434	45	45	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	1	—	—	—	—	—
Total expenses	3,435	3,265	12,809	12,337	344	363
Income (loss) before income taxes	733	435	830	1,145	75	70
Income tax expense (benefit)	175	105	199	275	18	17
Net income (loss)	558	330	631	870	57	53
Cash flows from (used in) operating activities	891	(398)	7	(419)	(3)	(32)
Capital and exploration expenditures (c)	290	321	153	74	5	4
Total assets as at March 31	28,661	29,059	11,126	9,535	517	477

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	12,249	12,057
Intersegment sales	—	—	(5,960)	(5,536)	—	—
Investment and other income (note 3)	17	42	—	—	34	64
	17	42	(5,960)	(5,536)	12,283	12,121
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(5,958)	(5,535)	7,706	7,478
Production and manufacturing	2	—	—	—	1,664	1,756
Selling and general	60	4	(2)	(1)	246	186
Federal excise tax and fuel charge	—	—	—	—	591	529
Depreciation and depletion	9	7	—	—	490	490
Non-service pension and postretirement benefit	1	20	—	—	1	20
Financing (note 5)	11	16	—	—	12	16
Total expenses	83	47	(5,960)	(5,536)	10,711	10,476
Income (loss) before income taxes	(66)	(5)	—	—	1,572	1,645
Income tax expense (benefit)	(15)	—	—	—	377	397
Net income (loss)	(51)	(5)	—	—	1,195	1,248
Cash flows from (used in) operating activities	181	28	—	—	1,076	(821)
Capital and exploration expenditures (c)	48	30	—	—	496	429
Total assets as at March 31	2,699	3,815	(490)	(771)	42,513	42,115

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,378 million (2023 - $2,375 million).
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

Revenues	Three Months to March 31
millions of Canadian dollars	2024	2023
Revenue from contracts with customers	9,729	10,520
Revenue outside the scope of ASC 606	2,520	1,537
Total	12,249	12,057
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
3.    Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2024	2023
Proceeds from asset sales	4	14
Book value of asset sales	2	5
Gain (loss) on asset sales, before tax	2	9
Gain (loss) on asset sales, after tax	2	8
4.    Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2024	2023
Pension benefits:
Service cost	46	41
Interest cost	91	93
Expected return on plan assets	(113)	(93)
Amortization of prior service cost	7	4
Amortization of actuarial loss (gain)	12	11
Net benefit cost	43	56

Other postretirement benefits:
Service cost	4	3
Interest cost	6	7
Amortization of actuarial loss (gain)	(2)	(2)
Net benefit cost	8	8
5.    Financing costs

	Three Months to March 31
millions of Canadian dollars	2024	2023
Debt-related interest	52	46
Capitalized interest	(41)	(30)
Net interest expense	11	16
Other interest	1	—
Total financing	12	16

IMPERIAL OIL LIMITED
6.    Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2024	2023
Long-term debt	3,447	3,447
Finance leases	559	564
Total long-term debt	4,006	4,011
7.    Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2024	2023
Employee retirement benefits (a)	932	954
Asset retirement obligations and other environmental liabilities (b)	2,575	2,564
Share-based incentive compensation liabilities	128	90
Operating lease liability (c)	107	111
Other obligations	118	132
Total other long-term obligations	3,860	3,851
(a)Total recorded employee retirement benefits obligations also included $62 million in current liabilities (2023 - $62 million).
(b)Total asset retirement obligations and other environmental liabilities also included $235 million in current liabilities (2023 - $235 million).
(c)Total operating lease liability also included $77 million in current liabilities (2023 - $87 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totalled $56 million (2023 - $54 million).

IMPERIAL OIL LIMITED
8.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2024 and December 31, 2023, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Mar 31	As at Dec 31
thousands of barrels	2024	2023
Crude	(3,950)	(4,450)
Products	(2,060)	(490)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Three Months to March 31
millions of Canadian dollars	2024	2023
Revenues	(24)	(23)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At March 31, 2024
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	50	27	—	77	(50)	—	27

Liabilities
Derivative liabilities (b)	54	60	—	114	(50)	(4)	60
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

At March 31, 2024 and December 31, 2023, the company had $33 million and $24 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9.    Common shares

	As at Mar 31	As at Dec 31
thousands of shares	2024	2023
Authorized	1,100,000	1,100,000
Outstanding	535,837	535,837
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2022	584,153	1,079
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992
Purchases at stated value	—	—
Balance as at March 31, 2024	535,837	992
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2024	2023
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,195	1,248
Weighted-average number of common shares outstanding (millions of shares)	535.8	584.2
Net income (loss) per common share (dollars)	2.23	2.14
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,195	1,248
Weighted-average number of common shares outstanding (millions of shares)	535.8	584.2
Effect of employee share-based awards (millions of shares)	1.1	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	536.9	585.4
Net income (loss) per common share (dollars)	2.23	2.13
Dividends per common share – declared (dollars)	0.60	0.44

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2024	2023
Balance at January 1	(677)	(512)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	4	21
Amounts reclassified from accumulated other comprehensive income	12	10
Balance at March 31	(661)	(481)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2024	2023
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(17)	(13)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2024	2023
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	1	7
Amortization of postretirement benefits liability adjustment included in net benefit cost	5	3
Total	6	10

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
Reconciliation of net income (loss) excluding identified items
There were no identified items in the first quarter of 2024 and 2023.

IMPERIAL OIL LIMITED
Recent business environment

During the first quarter of 2024, the price of crude oil remained relatively flat with the fourth quarter of 2023, as markets continued to be reasonably balanced on higher inventory levels. The Canadian WTI/WCS spread began to narrow in the first quarter, but remained in line with the 2023 full year average. Refining margins improved in the first quarter of 2024 primarily driven by industry downtime and supply disruptions.
Operating results
First quarter 2024 vs. first quarter 2023

	First Quarter
millions of Canadian dollars, unless noted	2024	2023
Net income (loss) (U.S. GAAP)	1,195	1,248
Net income (loss) per common share, assuming dilution (dollars)	2.23	2.13
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations increased by $16.23 per barrel, primarily driven by higher marker prices and the narrowing of the WTI/WCS spread. Synthetic crude oil realizations decreased by $8.94 per barrel, due to a weaker Synthetic/WTI spread.

Volumes – Higher volumes were primarily driven by strong mine and plant performance at Kearl.

Royalty – Higher royalties were primarily driven by improved commodity prices.

Marker prices and average realizations

	First Quarter
Canadian dollars, unless noted	2024	2023
West Texas Intermediate (US$ per barrel)	76.86	75.98
Western Canada Select (US$ per barrel)	57.50	51.42
WTI/WCS Spread (US$ per barrel)	19.36	24.56
Bitumen (per barrel)	66.56	50.33
Synthetic crude oil (per barrel)	93.51	102.45
Average foreign exchange rate (US$)	0.74	0.74

IMPERIAL OIL LIMITED
Production

	First Quarter
thousands of barrels per day	2024	2023
Kearl (Imperial's share)	196	184
Cold Lake	142	141
Syncrude (a)	73	76

Kearl total gross production (thousands of barrels per day)	277	259
(a)In the first quarter of 2023, Syncrude gross production included about 2 thousand barrels per day of bitumen and other products that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by strong mine and plant performance.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.
Refinery utilization and petroleum product sales

	First Quarter
thousands of barrels per day, unless noted	2024	2023
Refinery throughput	407	417
Refinery capacity utilization (percent)	94	96
Petroleum product sales	450	455

Lower refinery throughput was primarily driven by minor maintenance activities.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	First Quarter
millions of Canadian dollars	2024	2023
Net income (loss) (U.S. GAAP)	(51)	(5)
Liquidity and capital resources

	First Quarter
millions of Canadian dollars	2024	2023
Cash flows from (used in):
Operating activities	1,076	(821)
Investing activities	(481)	(414)
Financing activities	(283)	(271)
Increase (decrease) in cash and cash equivalents	312	(1,506)

Cash and cash equivalents at period end	1,176	2,243

Cash flows from operating activities primarily reflect the absence of unfavourable working capital impacts related to an income tax catch-up payment of $2.1 billion in the prior year.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	First Quarter
millions of Canadian dollars, unless noted	2024	2023
Dividends paid	278	266
Per share dividend paid (dollars)	0.50	0.44
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares in the first quarter of 2024 and 2023.

Contractual obligations

In the first quarter of 2024, the company entered into a long-term purchase agreement with a third party for about $2 billion. It has no material impact on the 2024 and 2025 obligations disclosed in Imperial's 2023 annual report on Form 10-K. The company does not believe that the increased obligation will have a material effect on Imperial's operations, financial condition or financial statements.

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

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets, including the Cold Lake Grand Rapids Phase 1 project and the Strathcona renewable diesel project; capital and environmental expenditures; the ability to offset any ongoing inflationary pressures; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, and the occurrence of wars; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies that will help the company meet its lower emissions goals; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws including taxes on share repurchases; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents; currency exchange rates; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial Oil Limited’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the three months ended March 31, 2024, does not differ materially from that discussed on page 34 of the company’s annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a)
January 2024
(January 1 - January 31)	—	—	—	—
February 2024
(February 1 - February 29)	—	—	—	—
March 2024
(March 1 - March 31)	—	—	—	—
(a)On June 27, 2023, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. This maximum included shares purchased under the normal course issuer bid and from Exxon Mobil Corporation concurrent with, but outside of, the normal course issuer bid. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program ended on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.

Item 5. Other information

During the three months ended March 31, 2024, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	April 29, 2024	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	April 29, 2024	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary