Form 10-Q
period 2024-06-30
IMPERIAL OIL LTD
filed 2024-08-05
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

The number of common shares outstanding, as of June 30, 2024 was 535,836,803.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Revenues and other income
Revenues (a)	13,348	11,764	25,597	23,821
Investment and other income (note 3)	35	55	69	119
Total revenues and other income	13,383	11,819	25,666	23,940

Expenses
Exploration	1	1	2	2
Purchases of crude oil and products (b)	8,856	7,856	16,562	15,334
Production and manufacturing (c)	1,689	1,785	3,353	3,541
Selling and general (c)	221	206	467	392
Federal excise tax and fuel charge	656	598	1,247	1,127
Depreciation and depletion	456	453	946	943
Non-service pension and postretirement benefit	1	20	2	40
Financing (d) (note 5)	14	16	26	32
Total expenses	11,894	10,935	22,605	21,411

Income (loss) before income taxes	1,489	884	3,061	2,529

Income taxes	356	209	733	606

Net income (loss)	1,133	675	2,328	1,923

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.11	1.16	4.34	3.29
Net income (loss) per common share - diluted (note 9)	2.11	1.15	4.34	3.29
(a) Amounts from related parties included in revenues.	2,946	3,556	5,675	6,692
(b) Amounts to related parties included in purchases of crude oil and products.	838	964	1,823	2,042
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	135	125	285	260
(d) Amounts to related parties included in financing.	43	41	87	80

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Net income (loss)	1,133	675	2,328	1,923

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	4	21

Amortization of postretirement benefits liability adjustment included in net benefit costs	13	10	25	20
Total other comprehensive income (loss)	13	10	29	41

Comprehensive income (loss)	1,146	685	2,357	1,964

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2024	2023
Assets
Current assets
Cash and cash equivalents	2,020	864
Accounts receivable - net (a)	6,070	4,482
Inventories of crude oil and products	1,889	1,944
Materials, supplies and prepaid expenses	1,017	1,008
Total current assets	10,996	8,298
Investments and long-term receivables (b)	1,076	1,062
Property, plant and equipment,	57,134	56,200
less accumulated depreciation and depletion	(26,291)	(25,365)
Property, plant and equipment, net	30,843	30,835
Goodwill	166	166
Other assets, including intangibles - net	1,054	838
Total assets	44,135	41,199

Liabilities
Current liabilities
Notes and loans payable	118	121
Accounts payable and accrued liabilities (a) (note 7)	7,665	6,231
Income taxes payable	90	251
Total current liabilities	7,873	6,603
Long-term debt (c) (note 6)	4,001	4,011
Other long-term obligations (note 7)	3,943	3,851
Deferred income tax liabilities	4,382	4,512
Total liabilities	20,199	18,977

Shareholders’ equity
Common shares at stated value (d) (note 9)	992	992
Earnings reinvested	23,592	21,907
Accumulated other comprehensive income (loss) (note 10)	(648)	(677)
Total shareholders’ equity	23,936	22,222

Total liabilities and shareholders’ equity	44,135	41,199
(a) Accounts receivable - net included net amounts receivable from related parties.	1,344	1,048
(b) Investments and long-term receivables included amounts from related parties.	269	283
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	536	536

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Common shares at stated value (note 9)
At beginning of period	992	1,079	992	1,079
Share purchases at stated value	—	—	—	—
At end of period	992	1,079	992	1,079

Earnings reinvested
At beginning of period	22,781	22,837	21,907	21,846
Net income (loss) for the period	1,133	675	2,328	1,923
Share purchases in excess of stated value	—	—	—	—
Dividends declared	(322)	(292)	(643)	(549)
At end of period	23,592	23,220	23,592	23,220

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(661)	(481)	(677)	(512)
Other comprehensive income (loss)	13	10	29	41
At end of period	(648)	(471)	(648)	(471)

Shareholders’ equity at end of period	23,936	23,828	23,936	23,828

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Operating activities
Net income (loss)	1,133	675	2,328	1,923
Adjustments for non-cash items:
Depreciation and depletion	456	453	946	943
(Gain) loss on asset sales (note 3)	(1)	(13)	(3)	(22)
Deferred income taxes and other	(75)	(15)	(239)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(866)	(302)	(1,588)	134
Inventories, materials, supplies and prepaid expenses	246	420	50	(59)
Income taxes payable	73	(321)	(161)	(2,398)
Accounts payable and accrued liabilities	668	(48)	1,375	(303)
All other items - net (b)	(5)	36	(3)	(83)
Cash flows from (used in) operating activities	1,629	885	2,705	64

Investing activities
Additions to property, plant and equipment	(461)	(499)	(958)	(928)
Proceeds from asset sales (note 3)	3	9	7	23
Loans to equity companies - net	2	1	14	2
Cash flows from (used in) investing activities	(456)	(489)	(937)	(903)

Financing activities
Finance lease obligations - reduction (note 6)	(8)	(6)	(13)	(11)
Dividends paid	(321)	(257)	(599)	(523)
Common shares purchased (note 9)	—	—	—	—
Cash flows from (used in) financing activities	(329)	(263)	(612)	(534)

Increase (decrease) in cash and cash equivalents	844	133	1,156	(1,373)
Cash and cash equivalents at beginning of period	1,176	2,243	864	3,749
Cash and cash equivalents at end of period (a)	2,020	2,376	2,020	2,376
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes contributions to registered pension plans.	(38)	(44)	(75)	(86)

Income taxes (paid) refunded.	(434)	(557)	(1,134)	(3,189)
Interest (paid), net of capitalization.	(15)	(16)	(26)	(37)

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
The results for the six months ended June 30, 2024, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2.    Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	29	61	12,986	11,355	333	348
Intersegment sales	4,522	3,519	1,639	1,365	85	89
Investment and other income (note 3)	1	10	9	15	—	—
	4,552	3,590	14,634	12,735	418	437
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,900	1,432	12,944	11,133	256	263
Production and manufacturing	1,203	1,256	435	475	48	54
Selling and general	—	—	171	160	23	22
Federal excise tax and fuel charge	—	—	655	597	1	1
Depreciation and depletion	396	398	46	44	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	1	—	—	—	—	—
Total expenses	3,501	3,087	14,251	12,409	332	344
Income (loss) before income taxes	1,051	503	383	326	86	93
Income tax expense (benefit)	252	119	89	76	21	22
Net income (loss)	799	384	294	250	65	71
Cash flows from (used in) operating activities	1,162	573	384	228	74	55
Capital and exploration expenditures (c)	267	303	149	152	3	5

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	13,348	11,764
Intersegment sales	—	—	(6,246)	(4,973)	—	—
Investment and other income (note 3)	25	30	—	—	35	55
	25	30	(6,246)	(4,973)	13,383	11,819
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(6,244)	(4,972)	8,856	7,856
Production and manufacturing	3	—	—	—	1,689	1,785
Selling and general	29	25	(2)	(1)	221	206
Federal excise tax and fuel charge	—	—	—	—	656	598
Depreciation and depletion	10	7	—	—	456	453
Non-service pension and postretirement benefit	1	20	—	—	1	20
Financing (note 5)	13	16	—	—	14	16
Total expenses	56	68	(6,246)	(4,973)	11,894	10,935
Income (loss) before income taxes	(31)	(38)	—	—	1,489	884
Income tax expense (benefit)	(6)	(8)	—	—	356	209
Net income (loss)	(25)	(30)	—	—	1,133	675
Cash flows from (used in) operating activities	9	29	—	—	1,629	885
Capital and exploration expenditures (c)	43	33	—	—	462	493

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,632 million (2023 - $2,034 million).
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

Revenues	Second Quarter
millions of Canadian dollars	2024	2023
Revenue from contracts with customers	10,782	10,922
Revenue outside the scope of ASC 606	2,566	842
Total	13,348	11,764
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	71	137	24,865	22,994	661	690
Intersegment sales	8,644	7,141	3,387	3,188	175	180
Investment and other income (note 3)	5	12	21	35	1	—
	8,720	7,290	28,273	26,217	837	870
Expenses
Exploration	2	2	—	—	—	—
Purchases of crude oil and products	3,713	2,975	24,535	22,329	516	537
Production and manufacturing	2,391	2,543	856	886	101	112
Selling and general	—	—	333	317	49	48
Federal excise tax and fuel charge	—	—	1,245	1,125	2	2
Depreciation and depletion	828	832	91	89	8	8
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	2	—	—	—	—	—
Total expenses	6,936	6,352	27,060	24,746	676	707
Income (loss) before income taxes	1,784	938	1,213	1,471	161	163
Income tax expense (benefit)	427	224	288	351	39	39
Net income (loss)	1,357	714	925	1,120	122	124
Cash flows from (used in) operating activities	2,053	175	391	(191)	71	23
Capital and exploration expenditures (c)	557	624	302	226	8	9
Total assets as at June 30	28,505	28,603	12,016	9,629	503	482

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	25,597	23,821
Intersegment sales	—	—	(12,206)	(10,509)	—	—
Investment and other income (note 3)	42	72	—	—	69	119
	42	72	(12,206)	(10,509)	25,666	23,940
Expenses
Exploration	—	—	—	—	2	2
Purchases of crude oil and products	—	—	(12,202)	(10,507)	16,562	15,334
Production and manufacturing	5	—	—	—	3,353	3,541
Selling and general	89	29	(4)	(2)	467	392
Federal excise tax and fuel charge	—	—	—	—	1,247	1,127
Depreciation and depletion	19	14	—	—	946	943
Non-service pension and postretirement benefit	2	40	—	—	2	40
Financing (note 5)	24	32	—	—	26	32
Total expenses	139	115	(12,206)	(10,509)	22,605	21,411
Income (loss) before income taxes	(97)	(43)	—	—	3,061	2,529
Income tax expense (benefit)	(21)	(8)	—	—	733	606
Net income (loss)	(76)	(35)	—	—	2,328	1,923
Cash flows from (used in) operating activities	190	57	—	—	2,705	64
Capital and exploration expenditures (c)	91	63	—	—	958	922
Total assets as at June 30	3,528	3,915	(417)	(503)	44,135	42,126

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $5,010 million (2023 - $4,409 million).
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

Revenues	Six Months to June 30
millions of Canadian dollars	2024	2023
Revenue from contracts with customers	20,511	21,442
Revenue outside the scope of ASC 606	5,086	2,379
Total	25,597	23,821
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
3.    Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Proceeds from asset sales	3	9	7	23
Book value of asset sales	2	(4)	4	1
Gain (loss) on asset sales, before tax	1	13	3	22
Gain (loss) on asset sales, after tax	1	10	3	18
4.    Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Pension benefits:
Service cost	46	40	92	81
Interest cost	92	93	183	186
Expected return on plan assets	(114)	(93)	(227)	(186)
Amortization of prior service cost	7	4	14	8
Amortization of actuarial loss (gain)	12	11	24	22
Net benefit cost	43	55	86	111

Other postretirement benefits:
Service cost	3	3	7	6
Interest cost	6	7	12	14
Amortization of actuarial loss (gain)	(2)	(2)	(4)	(4)
Net benefit cost	7	8	15	16
5.    Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Debt-related interest	52	49	104	95
Capitalized interest	(39)	(33)	(80)	(63)
Net interest expense	13	16	24	32
Other interest	1	—	2	—
Total financing	14	16	26	32

IMPERIAL OIL LIMITED
6.    Long-term debt

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2024	2023
Long-term debt	3,447	3,447
Finance leases	554	564
Total long-term debt	4,001	4,011
In June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.
7.    Other long-term obligations

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2024	2023
Employee retirement benefits (a)	932	954
Asset retirement obligations and other environmental liabilities (b)	2,590	2,564
Share-based incentive compensation liabilities	144	90
Operating lease liability (c)	153	111
Other obligations	124	132
Total other long-term obligations	3,943	3,851
(a)Total recorded employee retirement benefits obligations also included $62 million in current liabilities (2023 - $62 million).
(b)Total asset retirement obligations and other environmental liabilities also included $221 million in current liabilities (2023 - $235 million).
(c)Total operating lease liability also included $102 million in current liabilities (2023 - $87 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totalled $62 million (2023 - $54 million).

IMPERIAL OIL LIMITED
8.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2024 and December 31, 2023, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Jun 30	As at Dec 31
thousands of barrels	2024	2023
Crude	10,620	(4,450)
Products	(1,880)	(490)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Revenues	11	10	(13)	(13)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At June 30, 2024
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	58	41	—	99	(58)	—	41

Liabilities
Derivative liabilities (b)	58	33	—	91	(58)	—	33
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

At June 30, 2024 and December 31, 2023, the company had $17 million and $24 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9.    Common shares

	As at Jun 30	As at Dec 31
thousands of shares	2024	2023
Authorized	1,100,000	1,100,000
Outstanding	535,837	535,837
The current 12-month normal course issuer bid program came into effect June 29, 2024 under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 26,791,840 common shares (5 percent of the total shares on June 15, 2024) which includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2022	584,153	1,079
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992
Purchases at stated value	—	—
Balance as at June 30, 2024	535,837	992
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2024	2023	2024	2023
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,133	675	2,328	1,923
Weighted-average number of common shares outstanding (millions of shares)	535.8	584.2	535.8	584.2
Net income (loss) per common share (dollars)	2.11	1.16	4.34	3.29
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,133	675	2,328	1,923
Weighted-average number of common shares outstanding (millions of shares)	535.8	584.2	535.8	584.2
Effect of employee share-based awards (millions of shares)	1.2	1.1	1.2	1.1
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	537.0	585.3	537.0	585.3
Net income (loss) per common share (dollars)	2.11	1.15	4.34	3.29
Dividends per common share – declared (dollars)	0.60	0.50	1.20	0.94

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2024	2023
Balance at January 1	(677)	(512)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	4	21
Amounts reclassified from accumulated other comprehensive income	25	20
Balance at June 30	(648)	(471)

Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(17)	(13)	(34)	(26)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2024	2023	2024	2023
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(1)	—	—	7
Amortization of postretirement benefits liability adjustment included in net benefit cost	4	3	9	6
Total	3	3	9	13

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
Reconciliation of net income (loss) excluding identified items
There were no identified items in the second quarter or year-to-date 2024 and 2023 periods.

IMPERIAL OIL LIMITED
Recent business environment

In the first half of 2024, the price of crude oil remained relatively flat compared to the fourth quarter of 2023. The Canadian WTI/WCS spread continued to narrow in the second quarter, primarily due to additional pipeline capacity coming online. Refining margins fell as increasing supply more than met growing demand and geopolitical trade-flow disruptions lessened.
Operating results
Second quarter 2024 vs. second quarter 2023

	Second Quarter
millions of Canadian dollars, unless noted	2024	2023
Net income (loss) (U.S. GAAP)	1,133	675
Net income (loss) per common share, assuming dilution (dollars)	2.11	1.15
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations increased by $14.38 per barrel, primarily driven by higher marker prices and the narrowing of the WTI/WCS spread. Synthetic crude oil realizations increased by $10.64 per barrel, generally in line with WTI.

Volumes – Higher volumes were primarily driven by higher mine fleet productivity and optimized turnaround at Kearl, production and steam cycle timing and GRP1 production at Cold Lake.

Royalty – Higher royalties were primarily driven by improved commodity prices.

Marker prices and average realizations

	Second Quarter
Canadian dollars, unless noted	2024	2023
West Texas Intermediate (US$ per barrel)	80.63	73.56
Western Canada Select (US$ per barrel)	67.03	58.49
WTI/WCS Spread (US$ per barrel)	13.60	15.07
Bitumen (per barrel)	83.02	68.64
Synthetic crude oil (per barrel)	111.56	100.92
Average foreign exchange rate (US$)	0.73	0.74

IMPERIAL OIL LIMITED
Production

	Second Quarter
thousands of barrels per day	2024	2023
Kearl (Imperial's share)	181	154
Cold Lake	147	132
Syncrude (a)	66	66

Kearl total gross production (thousands of barrels per day)	255	217
(a)In the second quarter of 2024, Syncrude gross production included about 2 thousand barrels per day of bitumen and other products (2023 - 0 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by higher mine fleet productivity and optimized turnaround.

Higher production at Cold Lake was primarily driven by production and steam cycle timing, and GRP1 production.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Primarily due to lower turnaround impacts of about $140 million.
Refinery utilization and petroleum product sales

	Second Quarter
thousands of barrels per day, unless noted	2024	2023
Refinery throughput	387	388
Refinery capacity utilization (percent)	89	90
Petroleum product sales	470	475

Refinery throughput in the second quarter of 2024 reflects the impact of turnaround activities at the Sarnia and Strathcona refineries. Refinery throughput in the second quarter of 2023 reflected the impact of turnaround activities at the Strathcona refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Second Quarter
millions of Canadian dollars	2024	2023
Net income (loss) (U.S. GAAP)	(25)	(30)
Liquidity and capital resources

	Second Quarter
millions of Canadian dollars	2024	2023
Cash flows from (used in):
Operating activities	1,629	885
Investing activities	(456)	(489)
Financing activities	(329)	(263)
Increase (decrease) in cash and cash equivalents	844	133

Cash and cash equivalents at period end	2,020	2,376

Cash flows from operating activities primarily reflect higher Upstream realizations and volumes, and favourable working capital impacts.

Cash flows used in investing activities primarily reflect lower additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Second Quarter
millions of Canadian dollars, unless noted	2024	2023
Dividends paid	321	257
Per share dividend paid (dollars)	0.60	0.44
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares during the second quarter of 2024 and 2023.

On June 24, 2024, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 26,791,840 common shares during the period June 29, 2024 to June 28, 2025. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2025. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

In June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.

IMPERIAL OIL LIMITED
Six months 2024 vs. six months 2023

	Six Months
millions of Canadian dollars, unless noted	2024	2023
Net income (loss) (U.S. GAAP)	2,328	1,923
Net income (loss) per common share, assuming dilution (dollars)	4.34	3.29
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations increased by $15.76 per barrel, primarily driven by higher marker prices and the narrowing WTI/WCS spread. Synthetic crude oil realizations increased by $0.37 per barrel, primarily driven by higher WTI, partly offset by a weaker Synthetic/WTI spread.

Volumes – Higher volumes were primarily driven by higher mine fleet productivity and optimized turnaround at Kearl, production and steam cycle timing and GRP1 production at Cold Lake.

Royalty – Higher royalties were primarily driven by improved commodity prices.

Other – Includes lower operating expenses of about $120 million, primarily from lower energy prices, partially offset by lower electricity sales at Cold Lake due to lower prices.
Marker prices and average realizations

	Six Months
Canadian dollars, unless noted	2024	2023
West Texas Intermediate (US$ per barrel)	78.77	74.77
Western Canada Select (US$ per barrel)	62.34	54.92
WTI/WCS Spread (US$ per barrel)	16.43	19.85
Bitumen (per barrel)	74.70	58.94
Synthetic crude oil (per barrel)	102.10	101.73
Average foreign exchange rate (US$)	0.74	0.74

IMPERIAL OIL LIMITED
Production

	Six Months
thousands of barrels per day	2024	2023
Kearl (Imperial's share)	189	169
Cold Lake	144	137
Syncrude (a)	70	71

Kearl total gross production (thousands of barrels per day)	266	238
(a)In 2024, Syncrude gross production included about 1 thousand barrels per day of bitumen and other products (2023 - 1 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by higher mine fleet productivity and optimized turnaround.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Primarily due to lower turnaround impacts of about $150 million.
Refinery utilization and petroleum product sales

	Six Months
thousands of barrels per day, unless noted	2024	2023
Refinery throughput	397	403
Refinery capacity utilization (percent)	92	93
Petroleum product sales	460	465

Refinery throughput in 2024 reflects the impact of turnaround activities at the Sarnia and Strathcona refineries. Refinery throughput in 2023 reflected the impact of turnaround activities at the Strathcona refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Six Months
millions of Canadian dollars	2024	2023
Net income (loss) (U.S. GAAP)	(76)	(35)
Liquidity and capital resources

	Six Months
millions of Canadian dollars	2024	2023
Cash flows from (used in):
Operating activities	2,705	64
Investing activities	(937)	(903)
Financing activities	(612)	(534)
Increase (decrease) in cash and cash equivalents	1,156	(1,373)

Cash flows from operating activities primarily reflect the absence of unfavourable working capital impacts mainly related to an income tax catch-up payment of $2.1 billion in the prior year.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Six Months
millions of Canadian dollars, unless noted	2024	2023
Dividends paid	599	523
Per share dividend paid (dollars)	1.10	0.88
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares during the six months ended June 30, 2024 and 2023.

Contractual obligations

As previously communicated, in the first quarter of 2024, the company entered into a long-term purchase agreement with a third party for about $2 billion. It has no material impact on the 2024 and 2025 obligations disclosed in Imperial's 2023 annual report on Form 10-K. The company does not believe that the additional obligation will have a material effect on Imperial's operations, financial condition or financial statements.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the company’s purchases under the normal course issuer bid and plans to accelerate completion prior to year end; the use of derivative instruments and effectiveness of risk mitigation; and the company’s belief that the commitment related to the long-term purchase agreement will not have a material effect on the company’s operations, financial condition or financial statements.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets, including the Cold Lake Grand Rapids Phase 1 project, the Strathcona renewable diesel project and the Leming SAGD redevelopment project; capital and environmental expenditures; the ability to offset any ongoing inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, and petroleum and petrochemical products and resulting price, differential and margin impacts, including foreign government action with respect to supply levels and prices, and the occurrence of wars; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws; third-party opposition to company and service provider operations, projects and infrastructure; failure, delay or uncertainty regarding supportive policy and market development for the adoption of emerging lower emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies that will help the company meet its lower emissions goals; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents; currency exchange rates; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in Item 1A risk factors and Item 7 management’s discussion and analysis of financial condition and results of operations of Imperial’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2024, does not differ materially from that discussed on page 34 of the company’s annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (a) (b)
April 2024
(April 1 - April 30)	—	—	—	—
May 2024
(May 1 - May 31)	—	—	—	—
June 2024
(June 1 - June 30)	—	—	—	—
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

(b)On June 24, 2024, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 26,791,840 common shares during the period June 29, 2024 to June 28, 2025. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2025. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities. Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended June 30, 2024, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	August 5, 2024	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	August 5, 2024	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary