Form 10-Q
period 2024-09-30
IMPERIAL OIL LTD
filed 2024-11-04
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

The number of common shares outstanding, as of September 30, 2024 was 523,402,540.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Revenues and other income
Revenues (a)	13,215	13,873	38,812	37,694
Investment and other income (note 3)	44	47	113	166
Total revenues and other income	13,259	13,920	38,925	37,860

Expenses
Exploration	1	1	3	3
Purchases of crude oil and products (b)	8,734	8,748	25,296	24,082
Production and manufacturing (c)	1,517	1,666	4,870	5,207
Selling and general (c)	223	237	690	629
Federal excise tax and fuel charge	661	654	1,908	1,781
Depreciation and depletion	508	475	1,454	1,418
Non-service pension and postretirement benefit	1	20	3	60
Financing (d) (note 5)	11	19	37	51
Total expenses	11,656	11,820	34,261	33,231

Income (loss) before income taxes	1,603	2,100	4,664	4,629

Income taxes	366	499	1,099	1,105

Net income (loss)	1,237	1,601	3,565	3,524

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.33	2.77	6.67	6.05
Net income (loss) per common share - diluted (note 9)	2.33	2.76	6.66	6.04
(a) Amounts from related parties included in revenues.	2,999	3,553	8,674	10,245
(b) Amounts to related parties included in purchases of crude oil and products.	1,199	1,228	3,022	3,270
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	121	121	406	381
(d) Amounts to related parties included in financing.	40	44	127	124

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Net income (loss)	1,237	1,601	3,565	3,524

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	4	21

Amortization of postretirement benefits liability adjustment included in net benefit costs	13	9	38	29
Total other comprehensive income (loss)	13	9	42	50

Comprehensive income (loss)	1,250	1,610	3,607	3,574

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2024	2023
Assets
Current assets
Cash and cash equivalents	1,490	864
Accounts receivable - net (a)	5,524	4,482
Inventories of crude oil and products	1,415	1,944
Materials, supplies and prepaid expenses	978	1,008
Total current assets	9,407	8,298
Investments and long-term receivables (b)	1,072	1,062
Property, plant and equipment,	57,614	56,200
less accumulated depreciation and depletion	(26,789)	(25,365)
Property, plant and equipment - net	30,825	30,835
Goodwill	166	166
Other assets, including intangibles - net	1,059	838
Total assets	42,529	41,199

Liabilities
Current liabilities
Notes and loans payable	118	121
Accounts payable and accrued liabilities (a) (note 7)	6,353	6,231
Income taxes payable	45	251
Total current liabilities	6,516	6,603
Long-term debt (c) (note 6)	3,997	4,011
Other long-term obligations (note 7)	3,977	3,851
Deferred income tax liabilities	4,400	4,512
Total liabilities	18,890	18,977

Shareholders’ equity
Common shares at stated value (d) (note 9)	969	992
Earnings reinvested	23,305	21,907
Accumulated other comprehensive income (loss) (note 10)	(635)	(677)
Total shareholders’ equity	23,639	22,222

Total liabilities and shareholders’ equity	42,529	41,199
(a) Accounts receivable - net included net amounts receivable from related parties.	820	1,048
(b) Investments and long-term receivables included amounts from related parties.	267	283
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	523	536

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Common shares at stated value (note 9)
At beginning of period	992	1,079	992	1,079
Share purchases at stated value	(23)	(32)	(23)	(32)
At end of period	969	1,047	969	1,047

Earnings reinvested
At beginning of period	23,592	23,220	21,907	21,846
Net income (loss) for the period	1,237	1,601	3,565	3,524
Share purchases in excess of stated value	(1,207)	(1,310)	(1,207)	(1,310)
Dividends declared	(317)	(288)	(960)	(837)
At end of period	23,305	23,223	23,305	23,223

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(648)	(471)	(677)	(512)
Other comprehensive income (loss)	13	9	42	50
At end of period	(635)	(462)	(635)	(462)

Shareholders’ equity at end of period	23,639	23,808	23,639	23,808

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Operating activities
Net income (loss)	1,237	1,601	3,565	3,524
Adjustments for non-cash items:
Depreciation and depletion	508	475	1,454	1,418
(Gain) loss on asset sales (note 3)	(2)	3	(5)	(19)
Deferred income taxes and other	53	(168)	(186)	(239)
Changes in operating assets and liabilities:
Accounts receivable	548	(805)	(1,040)	(671)
Inventories, materials, supplies and prepaid expenses	502	(330)	552	(389)
Income taxes payable	(47)	234	(208)	(2,164)
Accounts payable and accrued liabilities	(1,313)	1,314	62	1,011
All other items - net (b)	1	35	(2)	(48)
Cash flows from (used in) operating activities	1,487	2,359	4,192	2,423

Investing activities
Additions to property, plant and equipment	(486)	(387)	(1,444)	(1,315)
Proceeds from asset sales (note 3)	—	6	7	29
Loans to equity companies - net	2	1	16	3
Cash flows from (used in) investing activities	(484)	(380)	(1,421)	(1,283)

Financing activities
Finance lease obligations - reduction (note 6)	(5)	(5)	(18)	(16)
Dividends paid	(322)	(292)	(921)	(815)
Common shares purchased (note 9)	(1,206)	(1,342)	(1,206)	(1,342)
Cash flows from (used in) financing activities	(1,533)	(1,639)	(2,145)	(2,173)

Increase (decrease) in cash and cash equivalents	(530)	340	626	(1,033)
Cash and cash equivalents at beginning of period	2,020	2,376	864	3,749
Cash and cash equivalents at end of period (a)	1,490	2,716	1,490	2,716
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes contributions to registered pension plans.	(37)	(43)	(112)	(129)

Income taxes (paid) refunded.	(423)	(438)	(1,557)	(3,627)
Interest (paid), net of capitalization.	(11)	(15)	(37)	(52)

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
The results for the nine months ended September 30, 2024, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
2.    Business segments

Third Quarter	Upstream		Downstream (d)		Chemical (d)
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	24	43	12,997	13,540	194	290
Intersegment sales	4,583	4,768	1,562	1,560	60	92
Investment and other income (note 3)	2	(4)	11	12	1	—
	4,609	4,807	14,570	15,112	255	382
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,766	1,852	13,014	13,061	157	254
Production and manufacturing	1,050	1,187	423	405	36	74
Selling and general	—	—	170	177	22	21
Federal excise tax and fuel charge	—	—	660	653	1	1
Depreciation and depletion	447	418	48	46	3	2
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	2	3	—	—	—	—
Total expenses	3,266	3,461	14,315	14,342	219	352
Income (loss) before income taxes	1,343	1,346	255	770	36	30
Income tax expense (benefit)	316	318	50	184	8	7
Net income (loss)	1,027	1,028	205	586	28	23
Cash flows from (used in) operating activities	1,298	1,771	164	378	49	74
Capital and exploration expenditures (c)	300	244	133	103	3	2

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	13,215	13,873
Intersegment sales	—	—	(6,205)	(6,420)	—	—
Investment and other income (note 3)	30	39	—	—	44	47
	30	39	(6,205)	(6,420)	13,259	13,920
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(6,203)	(6,419)	8,734	8,748
Production and manufacturing	8	—	—	—	1,517	1,666
Selling and general	33	40	(2)	(1)	223	237
Federal excise tax and fuel charge	—	—	—	—	661	654
Depreciation and depletion	10	9	—	—	508	475
Non-service pension and postretirement benefit	1	20	—	—	1	20
Financing (note 5)	9	16	—	—	11	19
Total expenses	61	85	(6,205)	(6,420)	11,656	11,820
Income (loss) before income taxes	(31)	(46)	—	—	1,603	2,100
Income tax expense (benefit)	(8)	(10)	—	—	366	499
Net income (loss)	(23)	(36)	—	—	1,237	1,601
Cash flows from (used in) operating activities	(24)	136	—	—	1,487	2,359
Capital and exploration expenditures (c)	50	38	—	—	486	387

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,631 million (2023 - $2,180 million).
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

Revenues	Third Quarter
millions of Canadian dollars	2024	2023
Revenue from contracts with customers	10,404	12,271
Revenue outside the scope of ASC 606	2,811	1,602
Total	13,215	13,873
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)In the third quarter of 2024, benzene and aromatic solvents are reported under the Downstream segment, whereas in the third quarter of 2023, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative period has not been recast.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream (d)		Chemical (d)
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	95	180	37,862	36,534	855	980
Intersegment sales	13,227	11,909	4,949	4,748	235	272
Investment and other income (note 3)	7	8	32	47	2	—
	13,329	12,097	42,843	41,329	1,092	1,252
Expenses
Exploration	3	3	—	—	—	—
Purchases of crude oil and products	5,479	4,827	37,549	35,390	673	791
Production and manufacturing	3,441	3,730	1,279	1,291	137	186
Selling and general	—	—	503	494	71	69
Federal excise tax and fuel charge	—	—	1,905	1,778	3	3
Depreciation and depletion	1,275	1,250	139	135	11	10
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	4	3	—	—	—	—
Total expenses	10,202	9,813	41,375	39,088	895	1,059
Income (loss) before income taxes	3,127	2,284	1,468	2,241	197	193
Income tax expense (benefit)	743	542	338	535	47	46
Net income (loss)	2,384	1,742	1,130	1,706	150	147
Cash flows from (used in) operating activities	3,351	1,946	555	187	120	97
Capital and exploration expenditures (c)	857	868	435	329	11	11
Total assets as at September 30	28,186	28,356	11,104	10,912	452	441

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2024	2023	2024	2023	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	38,812	37,694
Intersegment sales	—	—	(18,411)	(16,929)	—	—
Investment and other income (note 3)	72	111	—	—	113	166
	72	111	(18,411)	(16,929)	38,925	37,860
Expenses
Exploration	—	—	—	—	3	3
Purchases of crude oil and products	—	—	(18,405)	(16,926)	25,296	24,082
Production and manufacturing	13	—	—	—	4,870	5,207
Selling and general	122	69	(6)	(3)	690	629
Federal excise tax and fuel charge	—	—	—	—	1,908	1,781
Depreciation and depletion	29	23	—	—	1,454	1,418
Non-service pension and postretirement benefit	3	60	—	—	3	60
Financing (note 5)	33	48	—	—	37	51
Total expenses	200	200	(18,411)	(16,929)	34,261	33,231
Income (loss) before income taxes	(128)	(89)	—	—	4,664	4,629
Income tax expense (benefit)	(29)	(18)	—	—	1,099	1,105
Net income (loss)	(99)	(71)	—	—	3,565	3,524
Cash flows from (used in) operating activities	166	193	—	—	4,192	2,423
Capital and exploration expenditures (c)	141	101	—	—	1,444	1,309
Total assets as at September 30	2,942	4,346	(155)	(469)	42,529	43,586

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $7,641 million (2023 - $6,589 million).
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

Revenues	Nine Months to September 30
millions of Canadian dollars	2024	2023
Revenue from contracts with customers	30,915	33,713
Revenue outside the scope of ASC 606	7,897	3,981
Total	38,812	37,694
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)In 2024, benzene and aromatic solvents are reported under the Downstream segment, whereas in 2023, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative period has not been recast.

IMPERIAL OIL LIMITED
3.    Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Proceeds from asset sales	—	6	7	29
Book value of asset sales	(2)	9	2	10
Gain (loss) on asset sales, before tax	2	(3)	5	19
Gain (loss) on asset sales, after tax	2	(2)	5	16
4.    Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Pension benefits:
Service cost	47	41	139	122
Interest cost	91	94	274	280
Expected return on plan assets	(113)	(94)	(340)	(280)
Amortization of prior service cost	7	5	21	13
Amortization of actuarial loss (gain)	11	10	35	32
Net benefit cost	43	56	129	167

Other postretirement benefits:
Service cost	3	3	10	9
Interest cost	7	7	19	21
Amortization of actuarial loss (gain)	(2)	(2)	(6)	(6)
Net benefit cost	8	8	23	24
5.    Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Debt-related interest	48	53	152	148
Capitalized interest	(39)	(37)	(119)	(100)
Net interest expense	9	16	33	48
Other interest	2	3	4	3
Total financing	11	19	37	51

IMPERIAL OIL LIMITED
6.    Long-term debt

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2024	2023
Long-term debt	3,447	3,447
Finance leases	550	564
Total long-term debt	3,997	4,011
As previously communicated, in June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.
7.    Other long-term obligations

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2024	2023
Employee retirement benefits (a)	934	954
Asset retirement obligations and other environmental liabilities (b)	2,604	2,564
Share-based incentive compensation liabilities	165	90
Operating lease liability (c)	149	111
Other obligations	125	132
Total other long-term obligations	3,977	3,851
(a)Total recorded employee retirement benefits obligations also included $62 million in current liabilities (2023 - $62 million).
(b)Total asset retirement obligations and other environmental liabilities also included $221 million in current liabilities (2023 - $235 million).
(c)Total operating lease liability also included $98 million in current liabilities (2023 - $87 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totalled $58 million (2023 - $54 million).

IMPERIAL OIL LIMITED
8.    Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2024 and December 31, 2023, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Sep 30	As at Dec 31
thousands of barrels	2024	2023
Crude	5,243	(4,450)
Products	(418)	(490)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following lines on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Revenues	(34)	6	(47)	(7)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At September 30, 2024
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	87	17	—	104	(86)	(1)	17

Liabilities
Derivative liabilities (b)	86	37	—	123	(86)	—	37
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

At September 30, 2024 and December 31, 2023, the company had $25 million and $24 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
9.    Common shares

	As at Sep 30	As at Dec 31
thousands of shares	2024	2023
Authorized	1,100,000	1,100,000
Outstanding	523,403	535,837
The current 12-month normal course issuer bid program came into effect June 29, 2024 under which Imperial has continued its existing share purchase program. The program enables the company to purchase up to a maximum of 26,791,840 common shares (5 percent of the total shares on June 15, 2024) which includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2022	584,153	1,079
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(12,434)	(23)
Balance as at September 30, 2024	523,403	969
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2024	2023	2024	2023
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,237	1,601	3,565	3,524
Weighted-average number of common shares outstanding (millions of shares)	530.6	578.0	534.1	582.1
Net income (loss) per common share (dollars)	2.33	2.77	6.67	6.05
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,237	1,601	3,565	3,524
Weighted-average number of common shares outstanding (millions of shares)	530.6	578.0	534.1	582.1
Effect of employee share-based awards (millions of shares)	1.3	1.3	1.2	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	531.9	579.3	535.3	583.3
Net income (loss) per common share (dollars)	2.33	2.76	6.66	6.04
Dividends per common share – declared (dollars)	0.60	0.50	1.80	1.44

IMPERIAL OIL LIMITED
10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2024	2023
Balance at January 1	(677)	(512)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	4	21
Amounts reclassified from accumulated other comprehensive income	38	29
Balance at September 30	(635)	(462)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(16)	(13)	(50)	(39)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2024	2023	2024	2023
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	1	—	1	7
Amortization of postretirement benefits liability adjustment included in net benefit cost	3	4	12	10
Total	4	4	13	17

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
Reconciliation of net income (loss) excluding identified items
There were no identified items in the third quarter or year-to-date 2024 and 2023 periods.

IMPERIAL OIL LIMITED
Recent business environment

During the third quarter, crude prices decreased versus the second quarter, reflecting uncertainty about future China demand and OPEC+ supply. The Canadian WTI/WCS spread remained stable in the third quarter and narrowed versus the 2023 full-year average. Industry refining margins declined versus the second quarter as increased supply outpaced global demand.
Operating results
Third quarter 2024 vs. third quarter 2023

	Third Quarter
millions of Canadian dollars, unless noted	2024	2023
Net income (loss) (U.S. GAAP)	1,237	1,601
Net income (loss) per common share, assuming dilution (dollars)	2.33	2.76
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations decreased by $8.81 per barrel, primarily driven by lower marker prices. Synthetic crude oil realizations decreased by $8.57 per barrel, generally in line with WTI.

Volumes – Higher volumes were primarily at Cold Lake driven by Grand Rapids, and by production and steam cycle timing.

Royalty – Lower royalties were primarily driven by lower commodity prices, partially offset by higher volumes.

Other – Includes lower operating expenses of about $80 million, primarily due to lower energy prices.

Marker prices and average realizations

	Third Quarter
Canadian dollars, unless noted	2024	2023
West Texas Intermediate (US$ per barrel)	75.27	82.32
Western Canada Select (US$ per barrel)	61.76	69.39
WTI/WCS Spread (US$ per barrel)	13.51	12.93
Bitumen (per barrel)	77.24	86.05
Synthetic crude oil (per barrel)	104.41	112.98
Average foreign exchange rate (US$)	0.73	0.75

IMPERIAL OIL LIMITED
Production

	Third Quarter
thousands of barrels per day	2024	2023
Kearl (Imperial's share)	209	209
Cold Lake	147	128
Syncrude	81	75

Kearl total gross production (thousands of barrels per day)	295	295

Higher production at Cold Lake was primarily driven by Grand Rapids, and by production and steam cycle timing.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.
Refinery utilization and petroleum product sales

	Third Quarter
thousands of barrels per day, unless noted	2024	2023
Refinery throughput	389	416
Refinery capacity utilization (percent)	90	96
Petroleum product sales	487	478

Refinery throughput in the third quarter of 2024 reflects the impact of turnaround activities at the Nanticoke and Strathcona refineries. Refinery throughput in the third quarter of 2023 reflected the impact of turnaround activity at the Sarnia refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Third Quarter
millions of Canadian dollars	2024	2023
Net income (loss) (U.S. GAAP)	(23)	(36)
Liquidity and capital resources

	Third Quarter
millions of Canadian dollars	2024	2023
Cash flows from (used in):
Operating activities	1,487	2,359
Investing activities	(484)	(380)
Financing activities	(1,533)	(1,639)
Increase (decrease) in cash and cash equivalents	(530)	340

Cash and cash equivalents at period end	1,490	2,716

Cash flows from operating activities primarily reflect unfavourable working capital impacts.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Third Quarter
millions of Canadian dollars, unless noted	2024	2023
Dividends paid	322	292
Per share dividend paid (dollars)	0.60	0.50
Share repurchases (a)	1,206	1,342
Number of shares purchased (millions) (a)	12.4	17.5
(a)Share repurchases were made under and in connection with the company's normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation.

IMPERIAL OIL LIMITED
Nine months 2024 vs. nine months 2023

	Nine Months
millions of Canadian dollars, unless noted	2024	2023
Net income (loss) (U.S. GAAP)	3,565	3,524
Net income (loss) per common share, assuming dilution (dollars)	6.66	6.04
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations increased by $6.90 per barrel, primarily driven by the narrowing WTI/WCS spread, lower diluent costs, and higher marker prices. Synthetic crude oil realizations decreased by $2.70 per barrel, primarily driven by a weaker Synthetic/WTI spread, partially offset by higher WTI.

Volumes – Higher volumes were primarily driven by improved mine fleet productivity and optimized turnaround at Kearl, as well as Grand Rapids and production and steam cycle timing at Cold Lake.

Royalty – Higher royalties were primarily driven by higher volumes.

Other – Includes lower operating expenses of about $200 million, primarily from lower energy prices, and favourable foreign exchange impacts of about $70 million, partially offset by lower electricity sales at Cold Lake due to lower prices.
Marker prices and average realizations

	Nine Months
Canadian dollars, unless noted	2024	2023
West Texas Intermediate (US$ per barrel)	77.59	77.29
Western Canada Select (US$ per barrel)	62.15	59.67
WTI/WCS Spread (US$ per barrel)	15.44	17.62
Bitumen (per barrel)	75.60	68.70
Synthetic crude oil (per barrel)	102.95	105.65
Average foreign exchange rate (US$)	0.74	0.74

IMPERIAL OIL LIMITED
Production

	Nine Months
thousands of barrels per day	2024	2023
Kearl (Imperial's share)	195	182
Cold Lake	145	134
Syncrude (a)	73	72

Kearl total gross production (thousands of barrels per day)	275	257
(a)In 2024, Syncrude gross production included about 1 thousand barrels per day of bitumen and other products (2023 - 1 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by improved mine fleet productivity and optimized turnaround.

Higher production at Cold Lake was primarily driven by Grand Rapids, and by production and steam cycle timing.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Primarily due to lower turnaround impacts of about $110 million.
Refinery utilization and petroleum product sales

	Nine Months
thousands of barrels per day, unless noted	2024	2023
Refinery throughput	395	407
Refinery capacity utilization (percent)	91	94
Petroleum product sales	469	469

Lower refinery throughput in 2024 mainly reflects the impact of turnaround activity at the Nanticoke refinery.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	Nine Months
millions of Canadian dollars	2024	2023
Net income (loss) (U.S. GAAP)	(99)	(71)
Liquidity and capital resources

	Nine Months
millions of Canadian dollars	2024	2023
Cash flows from (used in):
Operating activities	4,192	2,423
Investing activities	(1,421)	(1,283)
Financing activities	(2,145)	(2,173)
Increase (decrease) in cash and cash equivalents	626	(1,033)

Cash flows from operating activities primarily reflect the absence of unfavourable working capital impacts mainly related to an income tax catch-up payment of $2.1 billion in the prior year.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Nine Months
millions of Canadian dollars, unless noted	2024	2023
Dividends paid	921	815
Per share dividend paid (dollars)	1.70	1.38
Share repurchases (a)	1,206	1,342
Number of shares purchased (millions) (a)	12.4	17.5
(a)Share repurchases were made under and in connection with the company's normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation.

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

As previously communicated, in June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.
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

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the company’s purchases under the normal course issuer bid and plans to accelerate completion prior to year end; the use of derivative instruments and effectiveness of risk mitigation; the continued evaluation of the company’s share purchase program in the context of overall capital activities; and the company’s belief that the commitment related to the long-term purchase agreement will not have a material effect on the company’s operations, financial condition or financial statements.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets, including the Cold Lake Grand Rapids project and the Strathcona renewable diesel project and the Leming SAGD redevelopment project; capital and environmental expenditures; the ability to offset any ongoing inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the nine months ended September 30, 2024, does not differ materially from that discussed on page 34 of the company’s annual report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2024
(July 1 - July 31)	2,518,921	95.77	2,518,921	24,272,919
August 2024
(August 1 - August 31)	4,877,525	101.59	4,877,525	19,395,394
September 2024
(September 1 - September 30)	5,037,817	93.07	5,037,817	14,357,577
(a)Excludes 2 percent tax on repurchases of equity.

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

Item 5. Other information

During the three months ended September 30, 2024, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

IMPERIAL OIL LIMITED
Item 6. Exhibits
(3.1) Amended and Restated By-Law No.1 of the company, dated September 17, 2024.
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

Imperial Oil Limited
(Registrant)

Date:	November 4, 2024	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	November 4, 2024	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary