Form 10-K
period 2024-12-31
IMPERIAL OIL LTD
filed 2025-02-19
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Common Shares (without par value)

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act. Yes ☐ No ☑
As of the last business day of the 2024 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $15,194,824,519 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 14, 2025, was 509,044,963.

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. Note that numbers may not add due to rounding.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, biofuel, hydrogen, and other future plans to reduce emissions and emission intensity of the company, its affiliates and third parties are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the development drilling program at Cold Lake; the timing and production of the Grand Rapids and Leming projects at Cold Lake; Cold Lake experimental pilot operations to improve bitumen recovery; the evaluation and pace of the Aspen project; the timing, pace and results from the EBRT field pilot; the continued evaluation of other oil sands development projects; continued utilization of LASER technology at Cold Lake; future activities with respect to Beaufort Sea licences; the company’s strategy for the energy transition and emission reduction goals; the company’s pursuit of lower-emission business opportunities and emission-reduction services and technologies; human capital resources strategy and impact; the measures required to comply with environmental regulations and any changes in such regulations; anticipated capital and operating expenditures, including with respect to environmental protection; the ability for autonomous operations at Kearl to continue capturing productivity improvements, reducing cost and enhancing safety; the effectiveness of the company's corporate governance and strategic planning practices, including with respect to risk management and oversight; the structure and effectiveness of the cybersecurity program; continued evaluation of the company’s share purchase program; being well-positioned to participate in substantial investments to develop Canadian energy supplies; the company’s long-term business outlook, including demand, supply and energy mix and transition pathways related to greenhouse gas emissions; the extent of ongoing effects of global events affecting supply and demand, including inflation, and the company’s ability to mitigate cost impacts in all price environments; the company’s Upstream business and investment strategies and evaluation of opportunities, including the company’s focus on operations integrity, innovative technologies, employee development, community investment, optimization within existing assets, cost reduction opportunities and productivity enhancements; the ability of the company’s current investment strategy of value and select volume growth to deliver robust returns and support long term growth; segment growth, competitive strategies and benefits from an integrated business model; the company’s Downstream strategies and their impacts on the company’s competitive position; the timing of and production from the renewable diesel facility at Strathcona; Chemical competitive position and the benefits from integration with the Sarnia refinery and relationship with ExxonMobil; the company’s asset management program and potential divestments; the impact of future funding of retirement plans; capital structure, liquidity sources and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; expected 2025 full year capital and exploration expenditures in the range of $1.9 billion to $2.1 billion; earnings sensitivities and the impacts of changes in interest rates; risks associated with use of derivative instruments; the impact of any pending litigation, accounting standards and unrecognized tax benefits; standardized measures of discounted future cash flows; the effectiveness of the company’s ethics programs, restrictions on insider trading, related party transaction controls, diversity and shareholder engagement initiatives; and the effectiveness of the company’s director and executive compensation design and share ownership guidelines, including aligning with shareholder interests, managing risk, promoting long-term business performance, strategic objectives and shareholder value, and other stated objectives.

Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; production life, resource recoveries and reservoir performance; project plans, timing, costs, technical evaluations and capacities, and the company’s ability to effectively execute on these plans and operate its assets, including the Strathcona renewable diesel project, the Leming, Grand Rapids and LASER projects at Cold Lake, and autonomous operations at Kearl; the adoption and impact of new facilities or technologies on reductions to greenhouse gas emissions intensity, including but not limited to technologies using solvents to replace energy intensive steam at Cold Lake, the EBRT project, Strathcona renewable diesel, carbon capture and storage including in connection with hydrogen for the renewable diesel project, recovery technologies and efficiency projects, and any changes in the scope, terms, or costs of such projects; the degree and timeliness of support that will be provided by policymakers and other stakeholders for various new technologies such as carbon capture and storage; for renewable diesel, the availability and cost of locally-sourced and grown feedstock and the supply of renewable diesel to British Columbia in connection with its low-carbon fuel legislation; the amount and timing of emissions reductions, including the impact of lower carbon fuels; performance of third-party service providers, including service providers located outside of Canada; receipt of regulatory and third-party approvals in a timely manner, especially with respect to large scale emissions reduction projects; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; refinery utilization and product sales; the ability to offset any ongoing or renewed inflationary pressures; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; capital and environmental expenditures; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, the occurrence of disruptions in trade or military alliances, or a broader breakdown in global trade; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws including taxes on share repurchases; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; environmental risks inherent in oil and gas activities; government policies supporting lower carbon investment opportunities; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower-emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; third-party opposition to company and service provider operations, projects and infrastructure; competition from alternative energy sources and established competitors in such markets; availability and allocation of capital; availability and performance of third-party service providers, including those located outside of Canada; unanticipated technical or operational difficulties; management effectiveness and disaster response preparedness; project management and schedules and timely completion of projects; transportation for accessing markets; commercial negotiations; unexpected technological developments; the results of research programs and new technologies, including with respect to autonomous operations and greenhouse gas emissions, and the ability to bring new technologies to commercial scale on a commercially competitive basis, and the competitiveness of alternative energy and other emission reduction technologies; reservoir analysis and performance; the ability to develop or acquire additional reserves; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; the occurrence, pace, rate of recovery and effects of public health crises, including the responses from governments; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in "Item 1A Risk factors" and "Item 7 Management’s discussion and analysis of financial condition and results of operations" in this annual report on Form 10-K.

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

Actions needed to advance the company’s medium-term greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for longer-term planning is based on ExxonMobil’s Global Outlook (the Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. However, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and the company’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by the company. Individual projects or opportunities may advance based on a number of factors, including availability of stable and supportive policy, permitting, technological advancement for cost-effective abatement, insights from the company planning process, and alignment with partners and other stakeholders. Capital investment guidance in lower-emission investments is based on the company’s corporate plan; however, actual investment levels will be subject to the availability of the opportunity set, public policy support, and focused on returns.

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
The company is one of Canada’s largest integrated oil companies. It is active in all phases of the petroleum industry in Canada, including the exploration for, and production and sale of, crude oil and natural gas. In Canada, it is a major producer of crude oil, the largest petroleum refiner, a leading marketer of petroleum products, and a major producer of petrochemicals. The company also pursues lower-emission business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, and lithium.
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

Upstream
Disclosure of reserves
Summary of oil and gas reserves at year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2024, as detailed in the "Supplemental information on oil and gas exploration and production activities" in the "Financial section" of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ended December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2024 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	—	41	190	1,697	1,894
Undeveloped	—	12	106	119	227
Total net proved	—	53	296	1,816	2,121
(a)Liquids include crude oil, condensate and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of reservoir and well performance, development and production costs, and other factors. Furthermore, the company only records proved reserves for projects which have received significant funding commitments by management made toward the development of the reserves. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion and optimization of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, changes in the amount and timing of capital investments, royalty frameworks and significant changes in oil and gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the company’s capital spending and also impact its partners’ capacity to fund their share of joint projects.
Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2024 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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

Preparation of reserves estimates
Imperial has a dedicated reserves management group that is separate from the base operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with the U.S. Securities and Exchange Commission rules and regulations, review of annual changes in reserves estimates and the reporting of the company’s proved reserves. This group also maintains the official reserves estimates for the company’s proved reserves. In addition, this group provides training to personnel involved in the reserve estimation and reporting processes within Imperial.
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
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 22 years of petroleum industry experience, including 13 years of reserves related experience. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 22 persons with an average of 12 years of relevant technical experience in evaluating reserves, of whom 21 persons are qualified reserves evaluators for purposes of Canadian securities regulatory requirements. The company’s internal reserves evaluation management team is made up of 15 persons with an average of 10 years of relevant experience in evaluating and managing the evaluation of reserves.
Proved undeveloped reserves
As at December 31, 2024, approximately 11 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 227 million oil-equivalent barrels. Proved undeveloped reserves are associated with Syncrude, Kearl and Cold Lake. This compared to 218 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2023. The increase of 9 million oil-equivalent barrels of proved undeveloped reserves is mainly attributed to full funding of Cold Lake infill drilling, partially offset by Cold Lake infill start-ups.
As at December 31, 2024 there were no proved undeveloped reserves that have remained undeveloped for five years or more.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $260 million during the year to progress the development of proved undeveloped reserves at Cold Lake, Kearl and Syncrude. These investments represented about 24 percent of the $1,078 million in total reported Upstream capital and exploration expenditures.

Oil and gas production, production prices and production costs
Reference is made to the portion of the "Financial section" entitled "Management’s discussion and analysis of financial condition and results of operations" of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended December 31, 2024 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2024	2023	2022
Bitumen:
Kearl:	- gross (b)	200	191	172
	- net (c)	186	177	157
Cold Lake:	- gross (b)	148	135	144
	- net (c)	113	106	106
Total bitumen:	- gross (b)	348	326	316
	- net (c)	299	283	263
Synthetic crude oil (d):	- gross (b)	75	76	77
	- net (c)	62	67	63
Liquids (e):	- gross (b)	5	5	9
	- net (c)	5	5	9
Total:	- gross (b)	428	407	402
	- net (c)	366	355	335
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

Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2024 are set forth below. All reported production volumes were from Canada and are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

millions of cubic feet per day (a)	2024	2023	2022
Gross production (b) (c)	30	33	85
Net production (c) (d) (e)	30	32	83
Net production available for sale (f)	9	11	50
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

thousands of barrels per day (a)	2024	2023	2022
Total production oil-equivalent basis:
–gross (b)	433	413	416
–net (c)	371	360	349
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2024 were as follows.

Canadian dollars per barrel	2024	2023	2022
Bitumen	74.53	67.42	84.67
Synthetic crude oil	101.91	105.57	125.46
Liquids (a)	55.63	59.30	93.77
Canadian dollars per thousand cubic feet
Natural gas	0.69	2.58	5.69
(a)Liquids include crude oil, condensate and NGLs.
In 2024, Imperial's average Canadian dollar realization for bitumen increased, primarily driven by the narrowing of the Western Texas Intermediate (WTI)/Western Canada Select (WCS) spread and lower diluent costs, partially offset by lower WTI. The company's average Canadian dollar realizations for synthetic crude oil decreased, primarily driven by a weaker Synthetic/WTI spread and lower WTI.
In 2023, Imperial’s average Canadian dollar realization for bitumen decreased generally in line with Western Canada Select (WCS). The company's average Canadian dollar realizations for synthetic crude oil decreased generally in line with West Texas Intermediate (WTI), adjusted for changes in exchange rates and transportation costs and reflect a premium over WTI driven by supply and demand.
Average unit production costs

Canadian dollars per barrel	2024	2023	2022
Bitumen	29.42	32.41	39.05
Synthetic crude oil	61.84	62.57	68.00
Total oil-equivalent basis (a)	35.48	38.51	44.02
(a)Includes liquids, bitumen, synthetic crude oil and natural gas.
In 2024, bitumen unit production costs decreased, primarily driven by lower energy costs, higher Cold Lake production due to Grand Rapids, and higher Kearl production due to improved mine fleet productivity and optimized turnaround.
In 2024, synthetic crude oil unit production costs decreased, primarily driven by lower upgrading costs and lower energy costs.
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
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2024.

wells	2024	2023	2022
Net productive exploratory	—	—	—
Net dry exploratory	—	—	—
Net productive development	14	32	24
Net dry development	—	—	—
Total	14	32	24
In 2024, wells drilled to add productive capacity include 14 development wells at Cold Lake.
In 2023, wells drilled to add productive capacity include 32 development wells at Cold Lake.
Wells drilling
At December 31, 2024, the company was drilling the following development wells to add productive capacity at Cold Lake. All wells were located in Canada.

	2024
wells	Gross	Net
Total	2	2
Exploratory and development activities regarding oil and gas resources

Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2024, additional development wells were drilled to add productive capacity. In 2025, a development drilling program is planned within the approved development area to add productive capacity.
In August 2018, Imperial received regulatory approval from the Alberta Energy Regulator (AER) for an expansion project at Cold Lake to develop the Grand Rapids interval using Solvent Assisted - Steam Assisted Gravity Drainage (SA-SAGD) technology, capable of producing 50,000 barrels per day before royalties. The company is developing the Grand Rapids reservoir through capital-efficient investments that make use of available steam capacity from existing plants, with the initial phase of Grand Rapids development planned as an extension from the Nabiye plant. In April 2022, the Grand Rapids Phase 1 (GRP1) project was approved by the company's board with a forecasted average production of 15,000 barrels per day before royalties. The initial steam injection phase at Grand Rapids started in December 2023 and first oil production was achieved in May 2024.
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

Aspen and other in-situ oil sands activities
In October 2018, the company received regulatory approval for the Aspen SA-SAGD project from the AER. Development was proposed to occur in two phases, each producing about 75,000 barrels per day, before royalties. The first phase of the project was approved by the company’s board, and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018. In March 2019, the company slowed the pace of development given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. Although the Government of Alberta repealed the regulatory authority for imposing temporary production curtailments at the end of 2021, major investment remains on hold due to continued market uncertainty. Aspen’s project pace will continue to be evaluated and remains an important opportunity for Imperial. The Enhanced Bitumen Recovery Technology (EBRT) field pilot on the Aspen lease received funding approval in 2023, with development work underway for pilot start-up anticipated by 2027. The pilot will test technology that has the potential to deliver higher bitumen production rates compared to industry average SAGD operations.

Work progresses on technical and technology evaluations to support potential future Clarke Creek, Corner, Clyden and Chard in-situ development regulatory applications.
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

Present activities
Review of principal ongoing activities
Kearl
Kearl is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, which is processed through extraction and froth treatment trains. The company holds a 70.96 percent participating interest in the joint venture and ExxonMobil Canada Properties holds the other 29.04 percent. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation.
During 2024, the company’s share of Kearl’s net bitumen production was about 186,000 barrels per day and gross production was about 200,000 barrels per day.
Total gross production for Kearl was about 281,000 barrels per day (200,000 barrels Imperial’s share), which is an increase of about 11,000 barrels per day (9,000 barrels Imperial's share) compared to 2023, as a result of improved mine fleet productivity and optimized turnaround.
Cold Lake
Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
In 2024, net bitumen production at Cold Lake was about 113,000 barrels per day. The gross production was about 148,000 barrels per day, which is an increase of about 13,000 barrels per day compared to 2023, primarily driven by Grand Rapids.
Cold Lake continues to utilize its commercial application of Liquid Addition to Steam for Enhanced Recovery (LASER), with the technology being applied to approximately 15 percent of production.
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
In 2024, the company’s share of Syncrude’s net production was about 62,000 barrels per day. The gross production was about 75,000 barrels per day, which is a decrease of about 1,000 barrels per day compared to 2023.
The Province of Alberta, in its capacity as lessor of Kearl, Cold Lake, and Syncrude oil sands leases, is entitled to a royalty on production. Royalties are subject to the oil sands royalty regulations which are based upon a sliding scale determined largely by the price of crude oil.

Oil and gas properties, wells, operations and acreage
Production wells
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2024 and December 31, 2023, is disclosed in the following table. The statistics in the table are determined in part from information received from other operators. The total number of wells decreased in 2024 primarily due to the shut-in of multiple non-economical wells.

	Year ended December 31, 2024				Year ended December 31, 2023
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	3,991	3,987	2,387	763	4,084	4,080	2,411	770
(a)Gross wells are wells in which the company owns a working interest.
(b)Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.
(c)Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2024, the company had an interest in 12 gross wells with multiple completions (2023 - 12 gross wells).

Land holdings
At December 31, 2024 and December 31, 2023, the company held the following oil and gas rights, and bitumen and synthetic crude oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2024	2023	2024	2023	2024	2023
Western provinces (a):
Liquids and gas	- gross (b)	413	422	185	185	598	607
	- net (c)	251	253	135	135	386	388
Bitumen	- gross (b)	196	196	578	584	774	780
	- net (c)	182	182	253	255	435	437
Synthetic crude oil	- gross (b)	119	119	100	100	219	219
	- net (c)	30	30	25	25	55	55
Canada lands (d):
Liquids and gas	- gross (b)	2	2	1,803	1,803	1,805	1,805
	- net (c)	2	2	495	496	497	498
Atlantic offshore:
Liquids and gas	- gross (b)	23	65	146	146	169	211
	- net (c)	2	6	22	22	24	28
Total (e):	- gross (b)	753	804	2,812	2,818	3,565	3,622
	- net (c)	467	473	930	933	1,397	1,406
(a)Western provinces include British Columbia and Alberta.
(b)Gross acres include the interests of others.
(c)Net acres exclude the interests of others.
(d)Canada lands include the Arctic Islands, Beaufort Sea/Mackenzie Delta, and other Northwest Territories.
(e)Certain land holdings are subject to modification under agreements whereby others may earn interests in the company’s holdings by performing certain exploratory work (farm-out) and whereby the company may earn interests in others’ holdings by performing certain exploratory work (farm-in).

Western provinces
The company’s bitumen leases include about 161,000 net acres of oil sands leases near Cold Lake and an area of about 34,000 net acres at Kearl. The company also has about 68,000 net acres of undeveloped, mineable oil sands acreage in the Athabasca region. In addition, the company has interests in other bitumen oil sands leases in the Athabasca areas totalling about 171,000 net acres, which include about 62,000 net acres of oil sands leases in the Clyden area, about 34,000 net acres of oil sands leases in the Aspen area, about 29,000 net acres in the Clarke Creek area, about 28,000 net acres of oil sands leases in the Corner area, and about 18,000 net acres in the Chard area. The 171,000 net acres are suitable for in-situ recovery techniques.
The company’s share of Syncrude joint venture leases covering about 55,000 net acres accounts for the entire synthetic crude oil acreage.
Oil sands leases have an exploration period of 15 years and are continued beyond that point by payment of escalating rentals or by production. The majority of the acreage in Cold Lake, Kearl and Syncrude is continued by production.
The company holds interests in an additional 386,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas.
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
Transportation
The company currently transports its crude oil production and third-party crude oil required to supply refineries by contracted or common carrier pipelines.
Refining
The company owns and operates three refineries, which process predominantly Canadian crude oil. The company purchases finished products to supplement its refinery production.
The approximate average daily volumes of refinery throughput and utilization during the three years ended December 31, 2024, and the daily rated capacities of the refineries as at December 31, 2024, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2024	2023	2022	2024
Strathcona, Alberta	187	186	195	197
Sarnia, Ontario	110	110	113	124
Nanticoke, Ontario	102	111	110	113
Total	399	407	418	434
Utilization of refinery capacity (percent)	92	94	98
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

2024
Lower refinery throughput in 2024 reflected the impact of planned turnaround activities at Nanticoke, Sarnia and Strathcona refineries.
2023
Lower refinery throughput in 2023 primarily reflected the impact of planned turnaround activities at Strathcona and Sarnia refineries.
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
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2024, there were about 2,600 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
The company also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the three years ended December 31, 2024, are set out in the following table.

thousands of barrels per day	2024	2023	2022
Gasolines	223	228	229
Heating, diesel and jet fuels	175	176	176
Lube oils and other products (a)	46	43	47
Heavy fuel oils	22	24	23
Net petroleum product sales	466	471	475
(a)In 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Chemical
The company’s Chemical operations manufacture and market aliphatic solvents, plasticizer intermediates, polyethylene resin, and markets refinery grade propylene. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.
The company’s total petrochemical sales volumes during the three years ended December 31, 2024, were as follows.

thousands of tonnes	2024	2023	2022
Total petrochemical sales (a)	684	820	842
(a)In 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

In 2024, sales volumes decreased primarily due to the reclassification of benzene and aromatic solvent sales.
In 2023, sales volumes decreased primarily due to planned maintenance activities.

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
The number of regular employees was about 5,100 at the end of 2024 (2023 - 5,300, 2022 - 5,300). Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full-time or part-time for the company and are covered by the company’s benefit plans and programs.
Competition
The Canadian energy and petrochemical industries are highly competitive. Competition exists in the search for and development of new sources of supply, the construction and operation of crude oil, natural gas and refined products pipelines and facilities, and the refining, distribution and marketing of petroleum products and chemicals. The energy and petrochemical industries also compete with other industries in supplying the energy, fuel and chemical needs of both industrial and individual consumers. Certain industry participants, including Imperial, are expanding investments in lower-emission energy and emission-reduction services and technologies.

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
Approval of large energy projects may be impacted by the environmental assessment framework under Canada's Impact Assessment Act (IAA). The IAA includes broader consideration for social, health, economic and gender-based impacts, the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050), reliance on strategic and regional assessments and adjusted regulatory review timelines. In October 2023, the Supreme Court of Canada ruled that the new federal assessment scheme was unconstitutional in part. In November 2024, Alberta referred the constitutionality of the amended Impact Assessment Act to the Court of Appeal of Alberta. The impact of this legislation is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects and project expansions.
Environmental protection
The company regards protecting the environment in connection with its various operations as a priority. The company is subject to extensive environmental regulations in Canada that apply to all phases of exploration, development, operation, and final closure. These requirements cover the management and monitoring of potential environmental impacts during active operations, including practices for land disturbance, wildlife protection, specifications for equipment operation and material storage and limitations on discharges to the environment. It also includes conducting environmental surveys and collecting operational measurements and sampling to confirm that practices are adequately protecting the environment. These regulations also specify the actions and requirements for final reclamation, abandonment and closure of facilities. The company works in cooperation with government agencies, industry associations and communities to address existing, and to anticipate potential, environmental protection issues. The company also maintains extensive operating procedures, processes and emergency response plans to address environmental risks at its operations.
As discussed in "Item 1A. Risk factors” in this report, compliance with existing and potential future government regulations, including environmental regulations, may have material effects on the capital expenditures, earnings, and competitive position of the company. Imperial takes new and ongoing measures throughout its operations each year to prevent and minimize the impact of its operations on air, land and water. These include significant investments in refining infrastructure and technology to manufacture fuels, continued evaluation and implementation of technologies and products to reduce greenhouse gas emissions, adherence to federal and provincial greenhouse gas emissions reduction and reporting programs, enhanced water and land management, and expenditures for asset retirement obligations. In the past five years, the company has made capital and operating expenditures of about $6.9 billion on environmental protection and facilities. In 2024, the company’s environmental capital and operating expenditures totalled approximately $2.1 billion, which was spent primarily on activities to protect the water, air and land, including remediation projects. Environmental expenditures are expected to increase to approximately $2.6 billion in 2025, with capital expenditures expected to account for approximately 54 percent of the total. Costs for 2026 are anticipated to be approximately $2.6 billion, with capital expenditures expected to account for approximately 53 percent of the total.

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
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2024 gas production rates.
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

Competition Act
The Competition Bureau seeks to ensure that Canadian businesses and consumers prosper in a competitive and innovative marketplace. The Competition Bureau is responsible for the administration and enforcement of the Competition Act (the Act). A merger transaction, whether or not notifiable, is subject to examination by the Competition Bureau to determine whether the merger will have, or is likely to have, the effect of preventing or lessening substantially competition in a definable market. The assessment of the competitive effects of a merger is made with reference to the factors identified under the Act.
The Act also provides that a dominant firm (or a firm that is jointly dominant with others) can face possible prohibition orders if it engages in conduct that is intentionally anti-competitive, or if its conduct has prevented or lessened competition substantially (or is likely to do so) in a market in which it has an interest. If such a firm engaged in intentionally anti-competitive acts that resulted in a substantial prevention or lessening of competition, then the firm may be subject to administrative monetary penalties and monetary awards to persons affected, and if a prohibition order is not likely to restore competition in that market the firm may be subject to an alternative or additional remedial order to overcome the effects of the practice, including the divestiture of assets or shares.
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

Item 1A.     Risk factors
Imperial’s financial and operating results are subject to a variety of risks inherent in oil, gas and petrochemical businesses and the pursuit of lower-emission business opportunities. Many of these risk factors are not within Imperial’s control and could adversely affect Imperial’s business, financial and operating results, or financial position. These risk factors include:
Supply and demand
The oil, gas, fuels and petrochemical businesses are fundamentally commodity businesses. This means the company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Commodity prices have been volatile, and the company expects that volatility to continue during the lifespan of its major assets. Any material decline in crude oil prices could have a material adverse effect on the company’s Upstream operations, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on the company's Downstream margins, depending on the market conditions for refined products. The company's pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, and lithium also depends on the growth and development of markets for those products and services, including implementation of supportive and stable government policies and developments in technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A. The company may also be impacted by changes in other commodities the company utilizes, such as prices and availability of feedstocks for lower-emission fuels including renewable diesel.
Economic conditions
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of economic downturns, recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that affect general economic conditions, such as changes in population growth rates, government regulation or austerity programs, national or regional trade tariffs, trade sanctions or trade controls, international monetary and currency exchange rate fluctuations, decoupling of economies, disruptions in trade alliances or military alliances, or a broader breakdown in global trade, security or public health issues and responses, extended government shutdowns, the inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, de-dollarization in global trade or the growth or use of alternative common currencies, and other events or conditions that impair the functioning of financial markets and institutions, also pose risks to the company.
Other demand-related factors
Factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact the company’s results, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for the company's products, including lower demand for gasoline, impacting Downstream results in the winter; increased competitiveness of, or government policy support for, alternative energy sources or potential substitutes for the company's products; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage or other critical areas that make wind, solar, nuclear or other alternatives more competitive for power generation; changes in consumer preferences for the company’s products, including consumer demand for alternative fuel or electric transportation or alternatives to plastic products; broad-based changes in personal income levels, interest rates and inflation; and security or public health issues and responses such as epidemics and pandemics. See also "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A below.

Other supply-related factors
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of and adherence by participating countries or others to production quotas established by OPEC or "OPEC+" and other agreements among sovereigns; government policies that restrict (or may have a consequence of restricting) oil and gas production or exports, or increase associated production, reporting or compliance costs, including actions intended to reduce greenhouse gas emissions as described under “Climate change, energy transition and greenhouse gas restrictions” in this Item 1A, and previous Government of Alberta curtailment regulations; collective actions by non-governmental organizations and financial institutions to withhold funding or support from oil and gas producers; the occurrence of wars or hostile actions, including disruption of land or sea transportation routes; natural disasters; trade tariffs, sanctions or broader breakdowns in global trade; disruptions in competitors’ operations; and unexpected pipeline or rail constraints that may disrupt and have in the past disrupted supplies. For example, Russia's military action in Ukraine impacted global crude oil and gas supply levels and prices, and contributed to a volatile commodity environment; and the potential for trade tariffs by the United States on Canadian goods and potential retaliatory actions by Canadian or provincial governments could impact market prices and demand for, and export volumes of, Canadian goods. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
Canadian-specific market factors
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. In the past, increased differentials have led the Government of Alberta to enact temporary mandatory production curtailment regulations that imposed production limits on large producers in Alberta, such as Imperial. Although the regulatory authority to impose curtailments was repealed at the end of 2021, the use of similar curtailment regulations in the future could have an adverse effect on the company’s business. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

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
Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, challenges to legislative jurisdiction between different levels of government, third-party opposition to company or infrastructure projects, and duration of regulatory reviews could impact the company’s existing operations and planned projects. This includes actions by policy makers, regulators or other actors to delay or deny necessary licences and permits, reduce or retract government incentives for emissions reductions, or restrict the availability of oil and gas leases or the operation of third-party infrastructure that the company relies on, such as pipelines to transport the company’s upstream production to market or that supply feedstock to the company’s refineries. Additionally, changes in environmental regulations, assessment processes or other laws (including but not limited to in respect of climate change and greenhouse gas emissions and company communications relating thereto), regulatory interpretations that exclude or disfavour the company's products under government policies or programs intended to support new or developing markets or technologies or that are otherwise not technology-neutral, and increasing and expanding consultation with stakeholders and Indigenous communities, may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.
Other government and political factors that could adversely affect the company’s financial results include increases or changes in taxes or government royalty rates (including retroactive claims or punitive taxes on oil, gas and petrochemical operations) and changes in trade policies and agreements (including those potential tariffs and retaliatory actions discussed above in this Item 1A under “Other supply-related factors”). Changes in taxation policy, such as the Government of Canada's tax on repurchases of equity that became effective from January 1, 2024, could impact the company’s financial results and ability to return surplus cash to shareholders. Further, the adoption of regulations mandating efficiency standards, emission standards or the use of alternative fuels or uncompetitive fuel components, could affect the company’s operations. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also introducing bans on certain technologies that could impact demand for products, such as the Government of Canada’s regulations to gradually reduce the proportion of permitted sales of new internal combustion engine cars and light trucks from 2026-2034 and ban such sales beginning in 2035. Governments and others are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources, and the success of these initiatives may decrease demand for the company’s products. Actions by policy makers, regulators or others may require changes in the company’s business or strategy that could result in reduced returns.
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
Environmental legislation also requires that wells, facility sites and other properties associated with the company’s operations be operated, maintained, monitored, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. This includes the requirement for specific approvals for many areas of interaction with the environment, such as land use, air quality, water use, biodiversity protection and waste, including mine tailings management. The failure to operate as anticipated and adhere to conditions, the delay or denial of approvals, and changes to conditions or regulations, could negatively impact the company’s ability to operate its projects and facilities (including but not limited to resulting in mandatory facility shutdowns or suspensions) and adversely affect the company’s results.

Regulation of air, water and land
The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy applicable to the company’s oil sands assets, could restrict development in current and future areas of operation. Of note, there are currently a number of court actions against the government by Indigenous groups regarding the assessment of cumulative impacts and infringement on exercise of treaty rights. These cases may inform future government decisions and policies regarding land use planning and resource development, and could impact the requirements or willingness to grant regulatory licenses or approvals. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, regional drought, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed or have been implemented at the federal and provincial levels, including sulphur dioxide limits for refineries in Ontario, and volatile organic compounds (VOC) and benzene controls required for petroleum liquid storage tanks and loading operations at refining and terminal locations, and could impact existing and planned operations and projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.
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
Regulation of oil sands
The company’s mining operations are, among other regulations, subject to tailings management regulations that establish approval, monitoring, reporting and performance criteria for tailings ponds and management plans. A failure or perceived failure to satisfy the requirements or if the company’s tailings management operations do not operate in the manner anticipated by the company or third parties could materially impact the company's ability to operate its assets. Further, the absence or evolving nature of policies and regulations for the timing and closure of tailings ponds, including the approved technologies and methods for closure (such as the use of end pit lakes and water-capped tailings), and dam safety and delicensing directives, regulations, guides and abandonment requirements, could have a material impact on conditions for approvals and ultimate mine closure costs. Additionally, successful management and closure requires the release of water to the environment, and although an Alberta water release policy and federal oil sands effluent regulations are being developed, the timing and impact of these regulations is uncertain and the absence of effective regulation could negatively impact the company’s operations and financial results.
Environmental assessments
In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments mandated under both federal and provincial regulations. The Government of Canada's environmental assessment framework under the Impact Assessment Act expands assessment considerations beyond the environment to include social, health, economic, and gender-based impacts and the impact on Canada’s climate change commitments (including a requirement under the Strategic Assessment for Climate Change to provide a credible plan for the project to deliver net-zero greenhouse gas emissions by 2050). It also includes a reliance on strategic and regional assessments and adjusted regulatory review timelines. In October 2023, the Supreme Court of Canada ruled that the new federal assessment scheme was unconstitutional in part. In November 2024, Alberta referred the constitutionality of the amended Impact Assessment Act to the Court of Appeal of Alberta. The impact of this legislation is not fully apparent, but it may impact the cost, manner, duration and ability to advance large energy projects and project expansions.
Compliance costs
Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the cessation of operations, imposition of fines and penalties, and liability for clean-up costs and damages.
The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental legislation (including, but not limited to, application of regulations related to air, water, land, biodiversity and waste, such as mine tailings and the production or use of new or recycled plastics, as well as laws and regulations affecting production of the company's products, trading, carbon capture and storage, hydrogen, lower-emission fuels or lithium) or other laws that penalize the company for past or current production of legal and/or permitted products and operations may increase the cost of operation or compliance or reduce or delay available business opportunities. Future changes in environmental legislation and the enforcement of regulations could occur and result in stricter standards and enforcement, larger fines, penalties and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.

Risk management
There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities, if the company does not manage those risks effectively. Environmental hazards and risks, including severe weather, drought, forest fires and geological events, may impact the company’s operational performance. For example, the company's oil sands operations were particularly affected by extreme cold weather in 2022 and wildfires in 2016. The ability to insure risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts. See also “Safety, business controls and environmental risk management” under “Operational and other factors” in this Item 1A below.
Climate change, energy transition and greenhouse gas restrictions
Greenhouse gas emissions reductions
Driven by concern over the risks of climate change, the provinces and the Government of Canada have adopted or have revised regulatory frameworks to report on or reduce greenhouse gas emissions including emissions from the production and use of oil and gas and their products, as well as increase the use of or support for different emission-reduction technologies. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties’ summits under which Canada has endorsed objectives to reduce the atmospheric concentration of carbon dioxide (CO2) over the coming decades, with an ambition ultimately to achieve "net zero". Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net zero, derive from hypothetical scenarios that reflect many assumptions about the future (including supportive policy and technology advancements) and reflect substantial uncertainties. The company’s actions with respect to the energy transition carry risks that the transition, including underlying technologies, government policies, and markets as discussed in more detail below, will not be available or develop at the pace or in the manner estimated by current net-zero scenarios. The success of Imperial's strategy for the energy transition will also depend on its ability to recognize key signposts of changes in the global energy system on a timely basis, and the corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on the company's competitive strengths. Imperial’s results may be impacted if the implementation pace and uncertainty of policy reduces the global competitiveness of the Canadian oil and gas industry and the company’s crude oil and refined products. Political government changes may create further policy uncertainty resulting in greater investment uncertainty and industry competitiveness concerns.
Greenhouse gas restrictions
Government actions intended to reduce greenhouse gas emissions include adoption of carbon emissions pricing, cap and trade regimes, carbon taxes, emissions limits, increased mileage and other efficiency standards, low carbon fuels standards, mandates for sales of electrical vehicles, restrictions on sales of gasoline-only vehicles, and other incentives or mandates designed to support certain technologies for transitioning to lower-emission energy sources. The Government of Canada has updated its nationally determined contribution (NDC) under the Paris Agreement on climate change, to reduce greenhouse gas emissions economy-wide by 45 to 50 percent below 2005 levels by 2035, a substantial increase in ambition beyond its original and most recent NDC. To implement these goals, the Government of Canada uses a number of policy tools including the Greenhouse Gas Pollution Pricing Act (GGPPA), which sets a federal backstop carbon price Canada-wide through a carbon levy applied to fossil fuels ($50 per tonne CO2 equivalent emissions starting in 2022 and increasing by $15 per tonne annually to $170 per tonne in 2030), and an output-based pricing system for large industrial emitters. Under the GGPPA, provinces are required to either adopt the GGPPA, or obtain equivalency by adopting a price-based system (with a minimum of the federal carbon pricing) or a cap and trade system. Further, in 2021 the Government of Canada enacted legislation to formalize Canada’s target to achieve net-zero emissions by 2050 and establish interim emissions reductions targets at five year intervals. Under the Canadian Net-Zero Emissions Accountability Act, the Government of Canada is required to develop an emissions reduction plan for 2030 consistent with achieving net-zero emissions by 2050, and additional sector specific regulations may be developed to achieve this target.

The Government of Alberta obtained federal equivalency for its Technology Innovation and Emissions Reduction Regulation (TIER) that came into effect in 2020 and applies to facilities with CO2 emissions in excess of 100,000 tonnes per year. TIER is designed to reduce emissions by putting a price on nominally 10 percent of a facility’s emissions in 2020. This percentage of priced emissions increased nominally to 11 percent in 2021 and 12 percent in 2022, with the oil sands mining and upgrading facilities increasing to 17 percent in 2021, 18 percent in 2022 and 20 percent in 2023. These percentages increase by 2 percent per year for 2024 to 2028 (inclusive), followed by an increase of 4 percent in 2029 and 2030 for the oil sands sector. Further, the Alberta Oil Sands Emissions Limit Act sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on the company’s future oil sands operations in Alberta. With respect to other provinces, Ontario obtained federal equivalency for its Emissions Performance System, which put a price on 8 percent of a facility’s emissions in 2022. The price increased by 2.4 percent in 2023 and 1.5 percent in 2024, and will increase by 1.5 percent per year thereafter. British Columbia has carbon pricing in place for all industrial emissions, with pricing that matches the federal carbon pricing schedule since 2022. Increases in carbon pricing could adversely impact the company’s operations and financial results unless the company can adapt its operations through technological innovation and investment in a cost-effective manner or meet compliance through offset credits or other mechanisms.
There are also various renewable and low carbon fuel standards being developed or already applicable to the company’s products. In 2022, the Government of Canada finalized the Clean Fuel Regulations, which require the reduction in carbon intensity of liquid transportation fuels supplied in Canada starting in July 2023. The regulations require fuel suppliers to reduce the carbon intensity of gasoline and diesel by reducing the GHG emissions within the fossil fuel life cycle, blending in low carbon intensity renewables or fuel switching away from fossil fuels. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement in 2020. Beginning in 2023, the British Columbia government has further increased the carbon intensity reductions to a total of 30 percent by 2030 (compared to the 2010 baseline). Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits.
The Government of Canada's Impact Assessment Act links environmental assessment approvals to climate change-related goals, and has also discussed a goal of establishing legally-binding policies for being carbon-neutral by 2050. Changes and policies related to this act could adversely impact the company’s ability to progress new oil sands projects. Uncertainty exists regarding federal overreach into provincial jurisdiction to implement such changes and policies. In October 2023, the Supreme Court of Canada ruled that the Impact Assessment Act was unconstitutional in part. In November 2024, Alberta referred the constitutionality of the amended Impact Assessment Act to the Court of Appeal of Alberta. The impact of this legislation is not fully apparent.
International accords and underlying regional and national regulations covering climate change and greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Such laws and policies could make Imperial’s products more expensive and less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current and pending greenhouse gas regulations or policies may also increase compliance costs (such as complying with increased or mandatory disclosure or due diligence requirements and government mandated energy transition plans), increase abatement costs including taxes and levies, increase abandonment and reclamation obligations and impact decommissioning timelines, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the market place, could negatively affect the company's returns and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products. Governments may also impose restrictions on production of, or emissions from, oil and gas and electricity to the extent they view such measures as a viable approach for pursuing national and global energy and climate policies. For example, following the publication of a regulatory framework in December 2023, in November 2024 the Government of Canada released proposed regulations that will impose a cap on greenhouse gas emissions from upstream oil and gas activities by 2030, and in December 2024 the Government of Canada released final Clean Electricity Regulations that will require reductions in the carbon intensity of electricity provided to the grid between 2035 and 2050. Concern over the risks of climate change may lead governments to make laws applicable to the energy industry progressively more stringent over time. Political and other actors (and their agents) are also increasingly seeking to collectively advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. These actions include delaying or blocking needed infrastructure, utilizing shareholder governance mechanisms against companies or their shareholders or financial institutions in an effort to deter investments in oil and gas activities, and taking other actions intended to promote changes in business strategy for oil and gas companies.
Technology and lower-emission solutions
Achieving societal ambitions to reduce greenhouse gas emissions and ultimately achieve net-zero emissions will require new technologies and added infrastructure to reduce the cost and increase the scalability of alternative energy sources. The company is continuing research and collaboration efforts to advance the development and deployment of carbon capture and storage, hydrogen, lower-emission fuels and lithium. The company’s future results and ability to succeed through the energy transition while helping meet Canada's emission-reduction goals and meet its own emission reduction goals will depend in part on the success of these research and collaboration efforts. It will also rely on the company’s ability to adapt and apply the strengths of its current business model to providing the energy products of the future in a cost-competitive manner.

Policy and market development
The scale of the world’s energy system means that, in addition to developments in technology discussed above, any successful energy transition will require appropriate support from governments and private participants throughout the global economy. Ultimately, market solutions with sound business fundamentals are necessary to incentivize and sustain wide-spread solutions that drive emissions reductions. The company’s ability to develop and deploy carbon capture and storage, hydrogen, lower-emission fuels, lithium, and other new energy technologies at commercial scale will depend in part on the continued development of stable and supportive government policies and markets. Failure or delay of these policies or markets to materialize or be maintained, or the development of these policies or markets in a manner that differs from the company’s expectations, could adversely impact these investments. Policy and other actions that result in restricting the availability of hydrocarbon products without a commensurate reduction in demand may have unpredictable adverse effects, including increased commodity price volatility; periods of significantly higher commodity prices and resulting inflationary pressures; and local or regional energy shortages. Such effects, in turn, may depress economic growth or lead to rapid or conflicting shifts in policy by different actors, with resulting adverse effects on the company’s business.

In addition, the existence of supportive policies in any jurisdiction is not a guarantee that those policies will continue in the future. The company's operations and planned projects that have been developed with regard to current or anticipated policies, including but not limited to policies relating to carbon emission credits, may become uneconomic or otherwise adversely impacted if such policies change or are not adopted as anticipated. See also the discussion of "Supply and demand", "Government and political factors", and "Project management" in this Item 1A.
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
Other business risks
Imperial is reliant on a number of key chemicals, catalysts and third-party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability, capacity or proximity, with respect to pipeline facilities and railcars, could negatively impact the company’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining and other operations, and sales volumes. This includes outages of key third-party infrastructure, such as pipelines servicing the company’s oil sands assets or pipelines supplying feedstock to its refineries, which could impact the company’s ability to operate its assets or limit the ability to deliver production and products to market. A third-party utilities outage could have an adverse impact on the company’s operations and ability to produce.

The company also enters into contractual relationships with suppliers, partners and other counterparties to procure and sell goods and services, including with counterparties located outside of Canada. The company’s operations, market position and financial condition may be adversely impacted if these counterparties fail to fulfil their obligations. For counterparties located outside of Canada, the risk of such failure may be enhanced and the company’s ability to mitigate against such failure may be reduced as a result of a lack of physical proximity, foreign government actions or other geopolitical factors.

The company may also be adversely affected by the outcome of litigation or arbitration resulting from its operations, including but not limited to proceedings in respect of greenhouse gas emissions and the promotion of the company’s products, or by government enforcement proceedings alleging non-compliance with applicable laws or regulations. Such proceedings are subject to uncertainty and success is not guaranteed, and the company may incur significant expenses and devote significant resources in defending such proceedings.
Current and future increases in operating costs such as energy, transportation and materials, including through shipping, supply chain disruptions and inflationary cost pressures, could adversely affect the company’s financial results if it is unable to control or offset these costs. In addition to direct potential impacts on the company's costs and revenues, market factors such as rates of inflation may indirectly impact results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under "Supply and demand". Further, although inflationary pressures declined in Canada and other countries during 2024, moderate inflation levels have persisted and governments generally maintained elevated interest rates which may further impact the company through the availability of financing, cost of debt, and exchange rate fluctuations. In addition, potential tariffs and retaliatory actions discussed above in this Item 1A under “Other supply-related factors” could have further inflationary impacts. Additional information regarding the potential future impact of market factors on the company's businesses is included or incorporated by reference under "Item 7A Quantitative and qualitative disclosures about market risk" in this report.
Operational and other factors
In addition to external economic and political factors, Imperial’s future business results also depend on the company’s ability to successfully manage those factors that are at least in part within its control, including its capital allocation into existing and new businesses. The extent to which the company manages these factors will impact its performance relative to competition. For projects in which the company is not the operator such as Syncrude, Imperial depends on the management effectiveness of one or more co-venturers whom the company does not control.
Project management
The nature of the company’s Upstream, Downstream and Chemical businesses depend on complex, long-term, and capital intensive projects that require a high degree of project management expertise to maximize efficiency. This includes development, engineering, construction, commissioning and ongoing operational activities and expertise. The company’s results are affected by its ability to develop and operate projects and facilities as planned, and by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the company’s ability to obtain the necessary environmental and other regulatory approvals; changes in regulations; the ability to negotiate successfully with joint venturers, partners, governments, suppliers, customers and others; the ability to protect and enforce the company’s contractual and legal rights (including with joint venture partners); the ability to model and optimize reservoir performance; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the ability to qualify for certain incentives available under supportive government policies for emerging markets and technologies; the impact of general economic, business and market conditions; and the company’s ability to prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project start-up or cause unscheduled downtime.
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
Research and development and technical change
Imperial relies upon the research and development organizations of the company and ExxonMobil, with whom the company conducts shared research. Innovation and technology are important to maintain the company’s competitive position, especially in light of the technological nature of Imperial’s business, the dynamic and rapidly evolving technological landscape, and the need for continuous efficiency improvement.
The company’s research and development organizations must be able to adapt to a changing market, regulatory and policy environment, including developing or deploying technologies to help reduce greenhouse gas emissions intensity. To remain competitive, the company must also continuously adapt and capture the benefits of new technologies including growing the company’s capabilities to utilize digital data technologies (including but not limited to artificial intelligence technologies) to gain new business insights and support business operations.

There are risks associated with existing and new operations and projects that rely on new technology, including that the results of implementing the new technology may differ from simulated, piloted or expected results. The failure to develop and adopt new technology may have an adverse impact on the company’s operations, ability to meet regulatory requirements and operational commitments and targets (including those relating to environmental sustainability and reduction of greenhouse gas emissions), and financial results.
In 2023, the company’s Kearl site completed its multiyear program to convert its 81 haul trucks to autonomous operation. The autonomous system is composed of perception systems, sensors and mechanical components on each truck, which feed information to a number of onboard computer systems. These onboard computer systems send real time information over a wireless network to a central server and database that displays real time information to central control room operators who manage the overall fleet’s operation. Computer automation systems are used to both maneuver the individual trucks and in an overarching truck assignment application which manages truck routing patterns. The use of the autonomous system helps the company to capture productivity improvements while also reducing costs and further enhancing operational safety. Failure of the autonomous system to operate as intended could result in material adverse impacts to production at the Kearl site and the company’s financial results, physical harm to people or the environment, damage or destruction of company assets, and negative reputational consequences. The company applies risk management, internal controls and controls management systems in respect of these risks relating to autonomous haul trucks, as described in “Safety, business controls and environmental risk management” in this Item 1A below. See also “Cybersecurity” and “Reputation” in this Item 1A below.
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
Cybersecurity
The company is regularly subject to attempted cybersecurity disruptions from a variety of sources, including state-sponsored actors and actors potentially employing emerging technologies such as artificial intelligence technologies. The company’s defensive preparedness includes multi-layered technological capabilities for prevention and detection of cybersecurity disruptions: non-technological measures such as threat information sharing with governmental and industry groups; annual internal training and awareness campaigns including routine testing of employee awareness via mock threats; and an emphasis on resiliency including business response and recovery. See "Item 1C. Cybersecurity" for information on the company's program for managing cybersecurity risks.
The company has limited ability to influence third parties, including the company's partners, suppliers, service providers (including providers of cloud-based services for the company's data or applications) and customers, to implement strong cybersecurity controls, and the company is exposed to potential harm from cybersecurity events that may affect their operations. During 2024, the company responded to several cyber-attacks on suppliers and joint venture partners, none of which caused a material impact to Imperial. The company’s response included giving technical assistance, loaning equipment, and taking additional defensive measures.
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
Competition
As noted in Item 1 above, the Canadian energy and petrochemical industries are highly competitive. Technology and expertise provided by industry service companies may enhance the competitiveness of firms that may not have the internal resources and capabilities of Imperial. As described in more detail above, the company’s hydrocarbon-based energy products are also subject to growing and, in many cases, government-supported competition from alternative energy sources. In addition, as the company enters new markets in pursuit of lower-emission business opportunities, the company will need to compete effectively with established competitors in these markets, as well as with new market entrants seeking to capitalize on these opportunities, while successfully navigating changing market conditions or technologies.
Reputation
Imperial’s reputation is an important corporate asset. Factors that could have an impact on the company’s reputation include an operating incident or significant cybersecurity disruption; changes in consumer views concerning the company’s products; changes in consumer media preferences from traditional mainstream media to decentralized and personalized media; a perception by the public that the company is not being fully transparent in the sharing of information regarding its operations that is or may be relevant to community decision-making; actions taken by the company's business partners; a perception by investors or others that insufficient progress is being made with respect to the company’s ambition in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; and other adverse events such as those described in this Item 1A. Negative impacts on Imperial’s reputation could, in turn, make it more difficult for the company to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions, Indigenous rights and environmental impact.
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
The company’s cybersecurity program is managed by the Canada Information Technology (IT) Manager, with support from cross-functional teams led by IT and operational technology cybersecurity operations managers in the company and in Exxon Mobil Corporation and its affiliates (collectively, Cybersecurity Operations Managers). The Cybersecurity Operations Managers are responsible for the day-to-day management and effective functioning of the cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents. The Cybersecurity Operations Managers collectively have many years of experience in cybersecurity operations.
IT management provides updates to the company’s senior management throughout the year, covering, as appropriate, the company’s cybersecurity strategy, initiatives, key security metrics, penetration testing and benchmarking learnings, and business response plans, as well as the evolving cybersecurity threat landscape.
The company’s cybersecurity program includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions and leverages industry standard frameworks, including the National Institute of Standards and Technology Cybersecurity Framework. The cybersecurity program incorporates an incident response plan to engage cross-functionally and report cybersecurity incidents to appropriate levels of management based on potential impact. The company conducts annual cybersecurity awareness training and routinely tests cybersecurity awareness and business preparedness for response and recovery, which are developed based on real-world threats. In addition, IT management exchanges threat information with governmental and industry groups and proactively engages independent, third-party cybersecurity experts to test, evaluate, and recommend improvements on the effectiveness and resiliency of its cybersecurity program through penetration testing, breach assessments, regular cybersecurity incident drill testing, threat information sharing, and industry benchmarking. The company takes a risk-based approach with respect to its third-party service providers, tailoring processes according to the nature and sensitivity of the data or systems accessed by such third-party service providers and performing additional risk screenings and procedures, as appropriate.
As of the date of this report, the company has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the company including its business strategy, results of operations, or financial condition.
While the company believes its cybersecurity program to be appropriate for managing constantly evolving cybersecurity risks, no program can fully protect against all possible adverse events. For additional information on these risks and potential consequences if the measures the company is taking prove to be insufficient or if the company's proprietary data is otherwise not protected, see "Item 1A. Risk factors: Operational and other factors - Cybersecurity" in this report.

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
As of February 14, 2025 there were 8,558 holders of record of common shares of the company.
Information for security holders outside Canada
Cash dividends paid to shareholders resident in the United States are, under the Canada-US income tax convention, subject to a Canadian non-resident withholding tax of 15 percent.
The withholding tax is reduced to 5 percent on dividends paid to a corporation resident in the U.S. that owns at least 10 percent of the voting shares of the company. The rate of withholding applicable to other jurisdictions may vary.
The company is a qualified foreign corporation for purposes of the reduced U.S. capital gains tax rates, which are applicable to dividends paid by U.S. domestic corporations and qualified foreign corporations.
There is no Canadian tax on gains from selling shares owned by non-residents not carrying on business in Canada, as long as the shareholder does not, in any given 60-month period, own 25 percent or more of the shares of the company.
Canada has approved several positions with respect to the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting ("MLI"), which may impact the taxability of dividends and capital gains in Canada if the shareholder’s country of residence has also approved these same positions of the MLI.
The foregoing tax information is not intended to provide legal or tax advice, and shareholders are encouraged to consult a professional advisor with respect to all tax-related issues.
During the fourth quarter, the company did not issue or sell any unregistered equity securities.
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under the "Company executives and executive compensation":
•Entitled "Performance graph" within the "Compensation discussion and analysis" section on page 166 of this report; and
•Entitled "Equity compensation plan information", within the "Compensation discussion and analysis", on page 177 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 2024
(October 1 - October 31)	5,541,599	104.65	5,541,599	8,815,978
November 2024
(November 1 - November 30)	5,289,708	103.34	5,289,708	3,526,270
December 2024
(December 1 - December 31)	3,526,270	98.88	3,526,270	—
(a)Excludes 2 percent tax on repurchases of equity.
(b)On June 24, 2024, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 26,791,840 common shares during the period June 29, 2024 to June 28, 2025. This maximum included shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program, and the program completed on December 19, 2024 as a result of the company purchasing the maximum allowable number of shares under the program.

The company will continue to evaluate the renewal of its normal course issuer bid share purchase program in June 2025 in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 7. Management’s discussion and analysis of financial condition and results of operations
Reference is made to the section entitled "Management’s discussion and analysis of financial condition and results of operations" in the "Financial section", starting on page 50 of this report.

Item 7A. Quantitative and qualitative disclosures about market risk
Reference is made to the section entitled "Market risks" in the "Financial section", starting on page 65 of this report. All statements other than historical information incorporated in this Item 7A are forward-looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial statements and supplementary data
Reference is made to the table of contents in the "Financial section" on page 44 of this report:
•Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID: 271), Calgary, Canada dated February 19, 2025, beginning with the section entitled "Report of Independent Registered Public Accounting Firm" on page 72 and continuing through note 18, "Divestment activities" on page 106;
•"Supplemental information on oil and gas exploration and production activities" (unaudited) starting on page 107.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 71 of this report for "Management’s report on internal control over financial reporting" and page 72 for the "Report of Independent Registered Public Accounting Firm" on the company’s internal control over financial reporting as of December 31, 2024.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other information
During the three months ended December 31, 2024, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure regarding foreign jurisdiction that prevents inspections
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
The company currently has seven directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled "Nominees for director" on pages 112 to 116 of this report have been nominated for election at the annual meeting of shareholders to be held May 8, 2025 (the "2025 Annual Meeting"). All of the nominees, with the exception of J.R. Whelan, are now directors and have been since the dates indicated.
B.W. Corson, current chairman, president and chief executive officer, is a current director and has chosen not to stand for re-election. On February 12, 2025, Mr. Corson announced his intention to retire at the conclusion of the 2025 Annual Meeting. Mr. Corson has resigned from his position as president effective April 1, 2025, and he has resigned from the chairman and chief executive officer positions effective at the conclusion of the 2025 Annual Meeting. On February 12, 2025, the board of directors appointed Mr. Whelan (i) as president of the company effective April 1, 2025, (ii) as chief executive officer of the company effective at the conclusion of the 2025 Annual Meeting, and (iii) provided that he is elected as a director at the 2025 Annual Meeting, as chairman of the board effective at the conclusion of such meeting.
Reference is made to the section under "Nominees for director":
•"Director nominee tables", on pages 112 to 116 of this report.
Reference is made to the sections under "Corporate governance disclosure":
•"Skills and experience of our board members and nominees", on page 121 of this report;
•"Other public company directorships of our board members and nominees", on page 126 of this report;
•The table entitled "Audit committee" under "Board and committee structure", on page 136 of this report;
•"Ethical business conduct", starting on page 148 of this report;
•"Restrictions on insider trading", starting on page 149 of this report; and
•"Largest shareholder", on page 152 of this report.
Reference is made to the sections under "Company executives and executive compensation":
•"Named executive officers of the company" and "Other executive officers of the company", on pages 153 to 154 of this report.

Item 11. Executive compensation
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under "Corporate governance disclosure":
•"Director compensation", on pages 140 to 147 of this report; and
•"Share ownership guidelines of independent directors and chairman, president and chief executive officer", on page 147 of this report.
Reference is made to the following sections under "Company executives and executive compensation":
•"Letter to shareholders", on page 156 of this report; and
•"Compensation discussion and analysis", on pages 155 to 181 of this report.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The following table sets forth, to the extent known by the company or ascertainable from public filings, each person, or group of affiliated persons, who is known by the company to beneficially own greater than 5.0% of the company's outstanding common shares as of December 31, 2024. Any fractional shares have been rounded to the nearest whole share.

Title of Class	Name and Address of Beneficial Owner	Aggregate and Nature of Beneficial Ownership	Percent of Class
Common Shares	Exxon Mobil Corporation 22777 Springwoods Village Parkway Spring, Texas 77389 (a)	354,294,928	69.6%
Common Shares	FMR LLC 245 Summer Street Boston, Massachusetts 02210 (b) (c)	43,014,477 (c)	8.5% (c)
(a)As of February 14, 2025, Exxon Mobil Corporation has sole voting and dispositive power with respect to 354,294,928 shares of the company's common shares.
(b)The company is permitted to rely on the information set forth in the referenced filings and has no reason to believe that the information is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.
(c)Share ownership information is based solely on the Schedule 13G/A filed jointly by FMR LLC and Abigail P. Johnson with the SEC on February 12, 2025. As of December 31, 2024, (i) FMR LLC and Abigail P. Johnson each have beneficial ownership of the same 43,014,477 of the company's common shares, which shares are owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies, (ii) FMR LLC has sole voting power with respect to 31,051,356 shares of those shares, and (iii) FMR LLC and Abigail P. Johnson each have sole dispositive power with respect to all such shares.

Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Company executives and executive compensation" entitled "Equity compensation plan information", within the "Compensation discussion and analysis" section, on page 177 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year ended December 31, 2024 is described in the sections under "Nominees for director" starting on page 112, "Director compensation" starting on page 140 and "Company executives and executive compensation" starting on page 153. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares and restricted stock units beneficially owned by each named executive officer, and the incumbent directors and executive officers as a group, as of February 14, 2025.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
B.W. Corson	10,000	462,500	124,328	59,700
D.E. Lyons	—	132,200	14,064	—
C.L. Gomez-Smith	—	20,900	17,606	33,300
J.E. Burgess	106	61,950	—	—
I.R. Laing	6,222	52,200	—	—
Incumbent directors and executive officers as a group (16 people)	33,600	884,400	161,644	283,060
(a)No common shares are beneficially owned by reason of exercisable options. None of these individuals owns 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation. The directors and officers as a group own 0.01 percent of the outstanding shares of Imperial Oil Limited, and 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Information not being within the knowledge of the company has been provided by the directors and the executive officers individually.
(b)Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.

Item 13. Certain relationships and related transactions, and director independence
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 111. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Corporate governance disclosure" entitled "Independence of our board members and nominees", on page 122 of this report.
Reference is made to the section under "Corporate governance disclosure" entitled "Transactions with Exxon Mobil Corporation", on page 152 of this report.
N.A. Hansen is deemed a non-independent member of the board of directors and the executive resources committee, safety and sustainability committee, nominations and corporate governance committee and finance committee under the relevant standards. As an employee of Exxon Mobil Corporation, N.A. Hansen is independent of the company’s management and is able to assist these committees by reflecting the perspective of the company’s shareholders.

Item 14. Principal accountant fees and services
Auditor information
The audit committee of the board of directors recommends that PricewaterhouseCoopers LLP (PwC) be reappointed as the auditor of the company until the close of the next annual meeting. PwC has been the auditor of the company for more than five years and is located in Calgary, Alberta. PwC is a participating audit firm with the Canadian Public Accountability Board and the Public Company Accounting Oversight Board (United States) (PCAOB).
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2024 and December 31, 2023 were as follows:

thousands of Canadian dollars	2024	2023
Audit fees	2,635	2,200
Audit-related fees	90	97
Tax fees	—	—
All other fees	—	—
Total fees	2,725	2,297
Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2024. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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

PART IV
Item 15. Exhibits, financial statement schedules
Reference is made to the table of contents in the "Financial section" on page 44 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	Amended and Restated By-Law No. 1 of the company, dated September 17, 2024 (Incorporated herein by reference to Exhibit (3.1) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 0-12014)).

(4)	(vi)	Description of capital stock. (Incorporated herein by reference to Exhibit (4)(vi) of the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 0-12014)).

(10)	(ii)	(1)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement dated June 25, 1984. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(2)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)(A)		(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Form 8-K filed on October 31, 2016 (File No. 0-12014)).
		(4)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2020 and subsequent years, as amended effective November 24, 2020 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 0-12014)).
		(5)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2022 and subsequent years, as amended effective November 29, 2022 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 0-12014)).
		(6)	Amended Short Term Incentive Program, as amended effective December 1, 2023 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 0-12014)).

(19)			Insider Trading and Blackout Guidelines

(21)
Imperial Oil Resources Limited is incorporated in Alberta, Canada and Canada Imperial Oil Limited is incorporated in Canada, and both are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2024.

(31.1)	Certification by principal executive officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(31.2)	Certification by principal financial officer of Periodic Financial Report pursuant to Rule 13a-14(a).

(32.1)	Certification by chief executive officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(32.2)	Certification by chief financial officer of Periodic Financial Report pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(97)	SEC Rule 10D-1 Policy for the Recovery of Erroneously Awarded Compensation effective December 1, 2023 (Incorporated herein by reference to Exhibit (97) of the company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 0-12014)).

(101)	Interactive Data Files (formatted as Inline XBRL).

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Copies of Exhibits may be acquired upon written request of any shareholder to the vice president, investor relations, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.
Item 16. Form 10-K summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 19, 2025 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

by_____/s/ Bradley W. Corson
(Bradley W. Corson)
Chairman, president and chief executive officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bradley W. Corson	Chairman, president and chief executive officer and director (Principal executive officer)
(Bradley W. Corson)

/s/ Daniel E. Lyons	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)
(Daniel E. Lyons)

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Sharon R. Driscoll	Director
(Sharon R. Driscoll)

/s/ John N. Floren	Director
(John N. Floren)

/s/ Gary J. Goldberg	Director
(Gary J. Goldberg)

/s/ Neil A. Hansen	Director
(Neil A. Hansen)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2024	2023	2022
Revenues	51,359	50,702	59,413

Net income (loss):
Upstream	3,262	2,512	3,645
Downstream	1,486	2,301	3,622
Chemical	171	164	204
Corporate and other	(129)	(88)	(131)
Net income (loss)	4,790	4,889	7,340

Cash and cash equivalents at year-end	979	864	3,749
Total assets at year-end	42,938	41,199	43,524

Long-term debt at year-end	3,992	4,011	4,033
Total debt at year-end	4,011	4,132	4,155
Other long-term obligations at year-end	3,870	3,851	3,467

Shareholders’ equity at year-end	23,473	22,222	22,413
Cash flow from operating activities	5,981	3,734	10,482

Per share information (Canadian dollars)
Net income (loss) per common share - basic	9.05	8.51	11.47
Net income (loss) per common share - diluted	9.03	8.49	11.44
Dividends per common share - declared	2.40	1.94	1.46

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
Reconciliation of capital employed

millions of Canadian dollars		2024	2023	2022
From the Consolidated balance sheet

Business uses: asset and liability perspective
Total assets		42,938	41,199	43,524
Less:	Total current liabilities excluding notes and loans payable	(6,988)	(6,482)	(8,776)
	Total long-term liabilities excluding long-term debt	(8,466)	(8,363)	(8,180)
Add:	Imperial’s share of equity company debt	25	21	25
Total capital employed		27,509	26,375	26,593

Total company sources: Debt and equity perspective
Notes and loans payable		19	121	122
Long-term debt		3,992	4,011	4,033
Shareholders’ equity		23,473	22,222	22,413
Add:	Imperial’s share of equity company debt	25	21	25
Total capital employed		27,509	26,375	26,593

Return on average capital employed (ROCE)
ROCE is a non-GAAP ratio. The company's total ROCE is net income excluding the after-tax cost of financing divided by total average capital employed (an average of the beginning and end-of-year amounts). Net income includes Imperial’s share of net income of equity companies, consistent with the definition used for capital employed, and excludes the cost of financing. Capital employed is a non-GAAP financial measure and is disclosed and reconciled above. The company has consistently applied its ROCE definition for many years and views it as one of the best measures of historical capital productivity in a capital-intensive, long-term industry. Additional measures, which are more cash flow based, are used to make investment decisions.
Components of return on average capital employed

millions of Canadian dollars	2024	2023	2022
From the Consolidated statement of income

Net income (loss)	4,790	4,889	7,340
Financing (after-tax) including Imperial’s share of equity companies	43	66	55
Net income (loss) excluding financing	4,833	4,955	7,395

Average capital employed	26,942	26,484	26,762
Return on average capital employed (percent) – corporate total	17.9	18.7	27.6
Cash flows from (used in) operating activities and asset sales
Cash flows from operating activities and asset sales is a non-GAAP financial measure that is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the Consolidated statement of cash flows. This cash flow reflects the total sources of cash both from operating the company’s assets and from the divesting of assets. The most directly comparable financial measure that is disclosed in the financial statements is cash flows from (used in) operating activities within the company’s Consolidated statement of cash flows. The company employs a long-standing and regular disciplined review process to ensure that assets are contributing to the company’s strategic objectives. Assets are divested when they no longer meet these objectives or are worth considerably more to others. Because of the regular nature of this activity, the company believes it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Reconciliation of cash flows from (used in) operating activities and asset sales

millions of Canadian dollars	2024	2023	2022
From the Consolidated statement of cash flows

Cash flows from (used in) operating activities	5,981	3,734	10,482
Proceeds from asset sales	25	86	904
Total cash flows from (used in) operating activities and asset sales	6,006	3,820	11,386

Operating costs
Operating costs is a non-GAAP financial measure that is the costs during the period to produce, manufacture, and otherwise prepare the company’s products for sale – including energy costs, staffing and maintenance costs. It excludes the cost of raw materials, taxes and interest expense and is presented on a before-tax basis. The most directly comparable financial measure that is disclosed in the financial statements is total expenses within the company’s Consolidated statement of income. While the company is responsible for all revenue and expense elements of net income, operating costs represent the expenses most directly under the company’s control and therefore, are useful in evaluating the company’s performance.
Reconciliation of operating costs

millions of Canadian dollars	2024	2023	2022
From the Consolidated statement of income
Total expenses	45,293	44,600	50,186
Less:
Purchases of crude oil and products	33,184	32,399	37,742
Federal excise tax and fuel charge	2,535	2,402	2,179
Financing	41	69	60
Subtotal	35,760	34,870	39,981
Imperial's share of equity company expenses	80	76	71
Total operating costs	9,613	9,806	10,276

Components of operating costs

millions of Canadian dollars	2024	2023	2022
From the Consolidated statement of income
Production and manufacturing	6,599	6,879	7,404
Selling and general	945	857	882
Depreciation and depletion	1,983	1,907	1,897
Non-service pension and postretirement benefit	3	82	17
Exploration	3	5	5
Subtotal	9,533	9,730	10,205
Imperial's share of equity company expenses	80	76	71
Total operating costs	9,613	9,806	10,276

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

Reconciliation of net income (loss) excluding identified items

millions of Canadian dollars	2024	2023	2022
From the Consolidated statement of income

Net income (loss) (U.S. GAAP)	4,790	4,889	7,340

Less identified items included in Net income (loss)
Gain/(loss) on sale of assets	—	—	208
Subtotal of identified items	—	—	208

Net income (loss) excluding identified items	4,790	4,889	7,132

Management’s discussion and analysis of financial condition and results of operations
Overview
The following discussion and analysis of the company’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Imperial Oil Limited.
The company’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, and lithium.
Imperial, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new Canadian energy supplies. The company’s reportable segments are Upstream, Downstream, and Chemicals. The company’s integrated business model generally reduces the company’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, the company’s investment decisions are grounded on fundamentals reflected in its long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities. The annual company plan process establishes the economic assumptions used for evaluating investments and sets operating and capital objectives. ExxonMobil's Global Outlook (the Outlook), developed annually, is the foundation for the plan assumptions. Price ranges for crude oil, including price differentials, refinery and chemical margins, volumes, operating costs including greenhouse gas emissions pricing, and foreign currency exchange rates are part of the company plan assumptions developed annually. Company plan volume projections are based on individual field production profiles, which are also updated at least annually. Major investment opportunities are evaluated over a range of potential market conditions. All major investments are reappraised to ensure the company learns from its investment decisions, and the development and execution of the project. Lessons learned are incorporated into future projects.
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
The company’s business planning is underpinned by a deep understanding of long-term market fundamentals. These fundamentals include supply and demand trends; the scale and variety of energy needs worldwide; capability, practicality and affordability of energy alternatives, including lower-carbon solutions; greenhouse gas emission-reduction technologies; and relevant government policies. The Outlook considers these fundamentals to form the basis for the company’s long-term business planning, investment decisions, and research programs. The Outlook reflects the company’s view of global energy demand and supply through 2050. It is a projection based on current trends in technology, government policies, consumer preferences, geopolitics, and economic development.
The Outlook uses projections and scenarios from reputable third parties such as the International Energy Agency (IEA) and the Intergovernmental Panel on Climate Change (IPCC). Included in the range of these scenarios are: the IPCC likely below 2°C scenarios and three scenarios from the IEA; IEA Stated Policies Scenario (STEPS), which reflects a sector-by-sector assessment of current policy in place or announced by governments; IEA Announced Pledges Scenario (APS), which reflects aspirational government targets met on time and in full; and IEA Net Zero Emissions by 2050 Scenario (NZE), which the IEA describes as extremely challenging, acknowledging that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed or changes in developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
Using the company's own experts and third-party sources, the company monitors a variety of signposts that may indicate a potential shift in the energy transition. For example, the regional pace of the transition could be influenced by the cost of new technologies compared to existing or alternative energy sources.
By 2050, the world’s population is projected to be around 9.7 billion people, or nearly 2 billion more than in 2023. Coincident with this population increase, the Outlook projects worldwide economic growth to average approximately 2.5 percent per year, with economic output nearly doubling by 2050 compared to 2023. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by almost 15 percent from 2023 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)). By contrast, energy use in developed nations is expected to decline by more than 10 percent as efficiency improves.
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
Under the Outlook, global electricity demand is expected to increase more than 75 percent from 2023 to 2050, with developing countries likely to account for approximately 80 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially to approximately 15 percent of the world’s electricity in 2050, versus approximately 35 percent in 2023, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2023 to 2050, the amount of electricity supplied using natural gas, nuclear power, and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase more than 450 percent, helping total renewables (including other sources, e.g., hydropower) to account for approximately 90 percent of the increase in electricity supplies through 2050. Total renewables are expected to reach over 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 20 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors, including the cost and availability of various energy supplies and policy developments.
Energy for transportation - including cars, trucks, ships, trains, and airplanes - is expected to increase by about 25 percent from 2023 to 2050. Transportation energy demand is expected to account for about 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak by around 2025, and then decline to levels seen in the early-2000s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of approximately 65 percent. By 2050, light-duty vehicles are expected to account for around 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
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
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, etc. Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use is expected to rise more than 65 percent between 2023 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to approximately 110 million oil-equivalent barrels per day, an increase of about 10 percent from 2023. The non-OECD share of global liquid fuels demand is expected to increase to nearly 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by more than 25 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of supply sources - including tight oil, deepwater, oil sands, natural gas liquids, and biofuels - are expected to grow to help meet rising demand. Timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile and practical fuel for a wide variety of applications. Global natural gas demand is expected to rise more than 20 percent from 2023 to 2050, with approximately 75 percent of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas - the natural gas found in shale and other tight rock formations - will help meet these needs. In total, about 35 percent of the growth in natural gas supplies is expected to come from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. Liquefied natural gas (LNG) trade will expand significantly, meeting about 70 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to continue as the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing over 400 percent from 2023 to 2050, when they are projected to be nearly 12 percent of the world energy mix.
Decarbonization of industrial activities will require a suite of nascent or future lower-carbon technologies and stable supporting policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Low-carbon hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining, and petrochemicals.
The Outlook projects that oil demand will remain above 100 million barrels per day to 2050. And even under the average of IPCC Likely Below 2°C scenarios, oil demand still comes to 66 million barrels per day in 2050 – about two thirds of current consumption.
The Outlook shows oil production declines at a rate of about 15 percent per year. At that rate, in the absence of continued investment, by 2030 oil supplies would fall from 100 million barrels per day to less than 30 million barrels, more than 70 million barrels per day short of what is needed to meet demand. Limiting investment to only existing fields would slow the decline to about 4 percent, however, this would still be well below the oil demand in the IEA APS and average of IPCC Likely Below 2°C scenarios.
To meet projected demand, the company anticipates that the world’s available oil and gas resource base will grow, not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2050 will be significant and would be needed to meet even rapidly declining demand for oil and gas envisioned in aggressive decarbonization scenarios.
International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. The company’s estimates of potential costs related to greenhouse gas emissions align with applicable provincial and federal regulations. Additionally, the company uses the Outlook as a foundation for estimating energy supply and demand requirements from various energy sources and uses, and the Outlook takes into account policies established to reduce energy related greenhouse gas emissions. The climate accord reached at the 2015 Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. The Outlook reflects an environment with increasingly stringent climate policies and seeks to identify potential impacts of these climate related government policies, which often target specific sectors. For purposes of the Outlook, a proxy cost on energy-related CO2 emissions is assumed, based on regional considerations and relative levels of economic development, and by 2050, reaches up to $150 USD per metric ton for OECD nations and up to $100 USD per metric ton for non-OECD nations. As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need. The company continues to monitor the updates to the Nationally Determined Contributions (NDCs) that are submitted by nations that are signatories to the Paris Agreement, as well as other policy developments in light of net-zero ambitions formulated by some nations, including Canada.
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

As part of the company’s efforts to provide solutions that lower the greenhouse gas emissions intensity of its operations and provide lower life-cycle emissions products to customers, the company will continue to evaluate and deploy technologies such as oil sands technologies that use less steam, carbon capture and storage, energy efficiency projects, and low-emissions fuels. Decisions to deploy these technologies will be informed by market conditions and government policies.
Recent business environment
During 2024, the price of crude oil remained relatively consistent with the 2023 full-year average, as markets remained balanced. In addition, the Canadian WTI/WCS spread narrowed versus the 2023 full-year average. Refining margins declined in 2024 from 2023 levels as increased supply from industry capacity additions outpaced global demand.
The general rate of inflation in Canada and across many other major countries peaked in 2022, rising from already elevated levels in 2021, due to additional impacts on energy and other commodities from the Russia-Ukraine conflict. Inflation has trended down since 2023 as a result of aggressive monetary tightening by major central banks and slowing global economic growth. In Canada, inflation has declined towards the Bank of Canada's target. The company closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments.
Business results
Consolidated

millions of Canadian dollars	2024	2023	2022
Net income (loss) (U.S. GAAP)	4,790	4,889	7,340
Identified items[1] included in Net income (loss)
Gain/(loss) on sale of assets	—	—	208
Subtotal of identified items[1]	—	—	208

Net income (loss) excluding identified items[1]	4,790	4,889	7,132
2024
Net income in 2024 was $4,790 million, or $9.03 per share on a diluted basis, compared to $4,889 million, or $8.49 per share in 2023.
2023
Net income in 2023 was $4,889 million, or $8.49 per share on a diluted basis, compared to $7,340 million, or$11.44 per share in 2022.

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
The company has a significant oil and gas resource base and a large inventory of potential projects. The company’s current investment strategy is to invest for value and select volume growth, with focus on optimization within existing assets, cost reduction opportunities and productivity enhancements that aim to deliver robust returns at a wide range of prices. The company also continues to evaluate opportunities to support long-term growth. Although actual volumes will vary from year to year, the focus is on value-add, long-term growth opportunities within the context of the factors described in "Item 1A. Risk factors". The company continually evaluates opportunities, including the pace of development for the Aspen project.
Prices for most of the company's crude oil sold are referenced to Western Canada Select (WCS) and West Texas Intermediate (WTI) oil markets. Additionally, the market price for WCS is typically lower than light and medium grades of oil, and price differentials between WCS and WTI can fluctuate.
The company believes prices over the long term will be driven by market supply and demand, with the demand side largely being a function of general economic activity, alternative energy sources, levels of prosperity, technology advancements, consumer preference and government policies. On the supply side, prices may be significantly impacted by political events, logistics constraints, the actions of OPEC or OPEC+, governments, alternative energy sources, and other factors. To manage the risks associated with price, the company tests the resiliency of its annual plans and all major investments across a range of price scenarios.
Key events
Upstream assets demonstrated strong operational performance in 2024. The company continued to benefit from its actions implemented in prior years to manage the cost structure and improve the reliability of its assets, enabling the Upstream to capture significant value.

Upstream full-year production averaged 433,000 gross oil-equivalent barrels per day.

At Kearl, gross production was about 281,000 barrels per day (200,000 barrels Imperial’s share), which is an increase of about 11,000 barrels per day (9,000 barrels Imperial's share) compared to 2023, as a result of improved mine fleet productivity and optimized turnaround.

At Cold Lake, annual production averaged 148,000 barrels per day, which is an increase of about 13,000 barrels per day compared to 2023, primarily driven by Grand Rapids.

At Syncrude, annual production averaged 75,000 barrels per day, which is a decrease of about 1,000 barrels per day compared to 2023.

As described in more detail in "Item 1A. Risk factors", environmental risks and climate related regulations could have negative impacts on the upstream business.

Results of operations
2024 Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations increased by $7.11 per barrel, primarily driven by the narrowing WTI/WCS spread and lower diluent costs, partially offset by lower marker prices. Synthetic crude oil realizations decreased by $3.66 per barrel, primarily driven by a weaker Synthetic/WTI spread and lower WTI.

Volume – Higher volumes were primarily driven by Grand Rapids production at Cold Lake, as well as improved mine fleet productivity and optimized turnaround at Kearl.

Royalty – Higher royalties were primarily driven by higher volumes and prices.

Other – Primarily due to lower operating expenses of about $210 million, mainly driven by lower energy prices, and favourable foreign exchange impacts of about $120 million, partially offset by lower electricity sales at Cold Lake due to lower prices.
2023 Net income (loss) factor analysis
millions of Canadian dollars

Price – Lower bitumen realizations were primarily driven by lower marker prices. Average bitumen realizations decreased by $17.25 per barrel, generally in line with WCS, and synthetic crude oil realizations decreased by $19.89 per barrel, generally in line with WTI.

Volume – Lower volumes were primarily driven by steam cycle timing at Cold Lake, and the absence of XTO Energy Canada production, partially offset by improved reliability, plant capacity utilization, and mine equipment productivity at Kearl.

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

[1] Non-GAAP financial measure - see "Frequently used terms" section for definition and reconciliation.

Marker prices and average realizations

Canadian dollars, unless otherwise noted	2024	2023	2022
West Texas Intermediate (US$ per barrel)	75.78	77.60	94.36
Western Canada Select (US$ per barrel)	61.04	58.97	76.28
WTI/WCS Spread (US$ per barrel)	14.74	18.63	18.08
Bitumen (per barrel)	74.53	67.42	84.67
Synthetic crude oil (per barrel)	101.91	105.57	125.46
Conventional crude oil (per barrel)	55.63	59.30	97.45
Natural gas liquids (per barrel)	—	—	64.92
Natural gas (per thousand cubic feet)	0.69	2.58	5.69
Average foreign exchange rate (US$)	0.73	0.74	0.77

Crude oil and natural gas liquids (NGL) - production and sales (a)

thousands of barrels per day	2024		2023		2022
	gross	net	gross	net	gross	net
Bitumen	348	299	326	283	316	263
Synthetic crude oil (b)	75	62	76	67	77	63
Conventional crude oil	5	5	5	5	8	8
Total crude oil production	428	366	407	355	401	334
NGLs available for sale	—	—	—	—	1	1
Total crude oil and NGL production	428	366	407	355	402	335
Bitumen sales, including diluent (c)	471		442		424
NGL sales	—		—		1

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2024		2023		2022
	gross	net	gross	net	gross	net
Production (d) (e)	30	30	33	32	85	83
Production available for sale (f)		9		11		50
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
(c)Diluent is natural gas condensate or other light hydrocarbons added to crude bitumen to facilitate transportation.
(d)Gross production of natural gas includes amounts used for internal consumption with the exception of the amounts reinjected.
(e)Net production is gross production less the mineral owners’ or governments’ share or both. Net production reported in the above table is consistent with production quantities in the net proved reserves disclosure.
(f)Includes sales of the company’s share of net production and excludes amounts used for internal consumption.

2024
Higher bitumen production was mainly attributable to Grands Rapids production at Cold Lake, as well as improved mine fleet productivity and optimized turnaround at Kearl.
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
The company owns and operates three refineries in Canada with aggregate distillation capacity of 434,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather and political considerations. While industry refining margins significantly impact earnings, strong operational performance, product mix optimization, and disciplined cost control are also critical to the company's strong financial performance. The company's integration across the value chain, from refining to marketing, enhances overall value across the fuels business.
Key events
Refining margins declined in 2024 from 2023 levels as supply from industry capacity additions outpaced global demand growth. The company continues to closely monitor industry and global economic conditions.

In January 2023, the company fully funded the Strathcona renewable diesel project, the largest such facility in Canada, located at Strathcona refinery. The facility will use hydrogen, locally sourced and grown feedstocks and the company's proprietary catalyst to produce renewable diesel. Facility construction commenced in 2023 and the project is expected to start up in the middle of 2025.
As described in more detail in "Item 1A. Risk factors", proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the Downstream business.
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2024, there were about 2,600 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
Results of operations
2024 Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker market conditions.

Other – Primarily due to lower turnaround impacts of about $120 million and favourable foreign exchange impacts of about $110 million, partially offset by lower volumes of about $60 million.

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

Refinery utilization

thousands of barrels per day (a)	2024	2023	2022
Total refinery throughput (b)	399	407	418
Rated capacity at December 31 (c)	434	433	433
Utilization of total refinery capacity (percent)	92	94	98
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

2024
Lower refinery throughput in 2024 reflected the impact of planned turnaround activities at Nanticoke, Sarnia and Strathcona refineries.
2023
Lower refinery throughput in 2023 reflected the impact of planned turnaround activities at Strathcona and Sarnia refineries.

Petroleum product sales

thousands of barrels per day (a)	2024	2023	2022
Gasolines	223	228	229
Heating, diesel and jet fuels	175	176	176
Lube oils and other products (b)	46	43	47
Heavy fuel oils	22	24	23
Net petroleum product sales	466	471	475
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)In 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Chemical
Overview
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers.
Key events
In 2024, the Chemicals business had strong operating performance following 2023 planned maintenance activities.
The company maintains a competitive advantage through continued operational excellence, consistent product quality, investment and cost discipline, and integration of its chemical plant in Sarnia with the refinery. The company also benefits from its relationship with ExxonMobil’s North American chemical businesses, enabling Imperial to maintain a leadership position in its key market segments.
Results of operations
2024 Net income (loss) factor analysis
millions of Canadian dollars

2023 Net income (loss) factor analysis
millions of Canadian dollars

Sales

thousands of tonnes	2024	2023	2022
Total petrochemical sales (a)	684	820	842
(a)In 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Corporate and other

millions of Canadian dollars	2024	2023	2022
Net income (loss)	(129)	(88)	(131)

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
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2022. The company contributed $150 million to the registered retirement plans in 2024. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

millions of Canadian dollars	2024	2023	2022
Cash flows from (used in):
Operating activities	5,981	3,734	10,482
Investing activities	(1,825)	(1,694)	(618)
Financing activities	(4,041)	(4,925)	(8,268)
Increase (decrease) in cash and cash equivalents	115	(2,885)	1,596

Cash and cash equivalents at end of year	979	864	3,749
Cash flows from operating activities
2024
Cash flows from operating activities primarily reflect lower unfavourable working capital impacts mainly related to an income tax catch-up payment of $2.1 billion in the prior year.
2023
Cash flows from operating activities primarily reflect unfavourable working capital impacts, including an income tax catch-up payment of $2.1 billion, as well as lower Upstream realizations and Downstream margins.
Cash flows used in investing activities
2024
Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.
2023
Cash flows used in investing activities primarily reflect the absence of proceeds from the sale of interests in XTO Energy Canada, and higher additions to property, plant and equipment.

Cash flows used in financing activities
2024
At the end of 2024, total debt outstanding was $4,011 million, compared with $4,132 million at the end of 2023.

In June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.

During the fourth quarter of 2024, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2025 and November 2026, respectively.

The company has not drawn on any of its outstanding $500 million of available credit facilities.
2023
At the end of 2023, total debt outstanding was $4,132 million, compared with $4,155 million at the end of 2022.

During the fourth quarter of 2023, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2024 and November 2025, respectively.
The company has not drawn on any of its outstanding $500 million of available credit facilities.

Share repurchases

millions of Canadian dollars, unless noted	2024	2023	2022
Share repurchases (a)	2,681	3,800	6,395
Number of shares purchased (millions) (a)	26.8	48.3	93.9
(a)Share repurchases were made under the company's normal course issuer bid program for the periods disclosed. Substantial issuer bids were undertaken and commenced on May 6, 2022 (expired on June 10, 2022), November 4, 2022 (expired on December 9, 2022), and November 3, 2023 (expired on December 8, 2023). Includes shares purchased from Exxon Mobil Corporation under and in connection with the normal course issuer bid and by way of a proportionate tender under the company's substantial issuer bids.

2024
On June 24, 2024, the company announced that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 26,791,840 common shares during the period June 29, 2024 to June 28, 2025. The program completed on December 19, 2024 as a result of the company purchasing the maximum allowable number of shares under the program.
2023
On June 27, 2023, the company announced that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 29,207,635 common shares during the period June 29, 2023 to June 28, 2024. The program completed on October 19, 2023 as a result of the company purchasing the maximum allowable number of shares under the program.

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

Dividends

millions of Canadian dollars, unless noted	2024	2023	2022
Dividends paid	1,238	1,103	851
Per share dividend paid (dollars)	2.30	1.88	1.29
Financial strength
The table below shows the company’s consolidated debt-to-capital ratio at December 31. The data demonstrates the company’s creditworthiness:

percent	2024	2023	2022
Debt to capital (a)	15	16	16
(a)Debt, defined as the sum of “Notes and loans payable” and “Long-term debt” on the Consolidated balance sheet, divided by capital, defined as the sum of debt and “Total shareholders’ equity” on the Consolidated balance sheet.

Debt-related interest incurred in 2024, before capitalization of interest, was $192 million, compared with $203 million in 2023. The weighted-average interest rate on the company’s debt was 4.7 percent in 2024, compared with 4.9 percent in 2023.
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

Other long-term purchase agreements are commitments that are non-cancellable, or cancellable only under certain conditions, as well as long-term commitments, other than unconditional purchase obligations. They include primarily transportation services agreements, raw material supply and community benefits agreements. The total obligation at year-end 2024 was $14.7 billion, of which $1.1 billion is due in 2025, and $2.0 billion is due in 2026.

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
Additionally, as discussed in note 9, Imperial was contingently liable at December 31, 2024, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
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

millions of Canadian dollars	2024	2023
Upstream (a)	1,078	1,108
Downstream	572	472
Chemical	30	23
Corporate and other	187	175
Total	1,867	1,778
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
Total capital and exploration expenditures are expected to range between $1.9 billion to $2.1 billion in 2025.
Expected capital and exploration expenditures for 2025 includes firm capital commitments of $227 million for the construction and purchase of fixed assets and other permanent investments. An additional $38 million of firm capital commitments have been made for years 2026 and beyond.
Actual spending could vary depending on the progress of individual projects.

Market risks
Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied.
The company’s earnings are influenced by North American crude oil benchmark prices as well as changes in the differentials between these benchmarks and western Canadian prices for light and heavy crude oil. The company’s integrated business model reduces its risk from changes in commodity prices. For instance, when differentials between North American crude benchmarks and western Canadian prices widen, the company is able to mitigate the impact of widening differentials on the Upstream through integration with Downstream investments in refineries and pipeline commitments.
In the competitive downstream and chemical environments, earnings are primarily determined by margin capture rather than absolute price levels on products sold. Refining margins are a function of the difference between what a refiner pays for its raw materials (primarily crude oil) and the market prices for the range of products produced. These prices, in turn, depend on global and regional supply/demand balances, inventory levels, refinery operations, import/export balances and weather.
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
The company’s potential exposure to commodity price and margin, and Canadian/U.S. dollar exchange rate fluctuations, is summarized in the earnings sensitivities table, which shows the estimated annual effect, under current conditions, on the company’s after-tax net income. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil and products, production and sales volumes, transportation capacity, costs and egress methods, and other factors. Accordingly, changes in benchmark prices for crude oil and crude oil differentials, and other factors listed in the table following, only provide broad indicators of changes in the earnings experienced in any particular period.

Earnings sensitivities (a)

millions of Canadian dollars, after-tax
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	110
One dollar (U.S.) per barrel increase (decrease) in refining 2-1-1 margins (b)	+ (-)	145
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	140
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

The demand for crude oil, petroleum products and petrochemical products are generally linked closely with economic growth. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s financial results. Although price levels of crude oil may rise and fall significantly over the short to medium-term due to global economic conditions, political events, decisions by OPEC or OPEC+, governments and other factors, industry economics over the long-term will continue to be driven by market supply and demand. The company evaluates investments over a range of prices, including estimated greenhouse gas emission costs.
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

Critical accounting estimates
The company’s financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The company’s accounting and financial reporting fairly reflect its business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities, including carbon capture and storage, hydrogen, lower-emission fuels, and lithium. The company does not use financing structures for the purpose of altering accounting outcomes or removing debt from the balance sheet. The company’s significant accounting policies are summarized in note 1 to the consolidated financial statements.
Oil and natural gas reserves
Evaluations of oil and natural gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of reservoir and well performance, development and production costs, and other factors. The estimation of proved reserves is controlled by the company through long-standing approval guidelines. Reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group which has significant technical experience, culminating in reviews with and approval by senior management and the company’s board of directors. Notably, the company does not use specific quantitative reserves targets to determine compensation. Key features of the reserves estimation process are covered in "Disclosure of reserves" in Item 1.
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
Revisions in previously estimated volumes of proved reserves for existing fields can occur due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in the average of first-day-of-the-month oil and natural gas prices and/or costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment and facility capacity.

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
In 2024, upward revisions of proved bitumen of 0.1 billion barrels were primarily driven by updates to the Kearl geological model, Kearl well density, and Cold Lake infill drilling, partially offset by reductions associated with higher royalty obligations and Kearl pit limit updates. A decrease to synthetic oil proved reserves is associated with regulatory approval for ore sterilization at Syncrude.
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
Reflective of the existing global policy environment, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.
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
Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 5.6 percent used in 2024 compares to actual returns of 5.1 percent and 6.0 percent achieved over the last 10- and 20-year periods respectively, ending December 31, 2024. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions, such as the expected rate of return on plan assets, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $80 million before tax. At the company, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 1 percent of total expenses in 2024.
Asset retirement obligations
The company is subject to retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation, technical assessments of the assets, estimated amounts and timing of settlements, discount rates, and inflation rates. Note 5 to the consolidated financial statements provides a three-year continuity table detailing the changes in asset retirement obligations.

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

Management’s report on internal control over financial reporting
Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

/s/ Bradley W. Corson

Bradley W. Corson
Chairman, president and chief executive officer
(Principal executive officer)

/s/ Daniel E. Lyons

Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer and principal financial officer)

February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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
The Impact of Proved Developed Oil and Natural Gas Reserves on Upstream Property, Plant and Equipment, Net
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated upstream property, plant and equipment (PP&E), net balance was $26,262 million as of December 31, 2024, and the related depreciation and depletion expense for the year ended December 31, 2024 was $1,747 million. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, detailed analysis of reservoir and well performance, development and production costs, among other factors. As further disclosed by management, reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together, management’s specialists).

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimates of proved developed oil and natural gas reserve volumes. The work of management's specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserve volumes. As a basis for using this work, management's specialists' qualifications were understood and the Company's relationship with management's specialists was assessed. The procedures performed, also included i) evaluating the methods and assumptions used by management's specialists, ii) testing the completeness and accuracy of the data used by management's specialists related to historical production volumes, and iii) evaluating management's specialists' findings related to estimated future production volumes by comparing the future production volumes to relevant historical and current period production volumes, as applicable.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants
Calgary, Canada
February 19, 2025
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2024	2023	2022
Revenues and other income
Revenues (a)	51,359	50,702	59,413
Investment and other income (note 8, 18)	173	267	257
Total revenues and other income	51,532	50,969	59,670

Expenses
Exploration (note 15)	3	5	5
Purchases of crude oil and products (b)	33,184	32,399	37,742
Production and manufacturing (c)	6,599	6,879	7,404
Selling and general (c)	945	857	882
Federal excise tax and fuel charge	2,535	2,402	2,179
Depreciation and depletion	1,983	1,907	1,897
Non-service pension and postretirement benefit	3	82	17
Financing (d) (note 12)	41	69	60
Total expenses	45,293	44,600	50,186

Income (loss) before income taxes	6,239	6,369	9,484

Income taxes (note 3)	1,449	1,480	2,144

Net income (loss)	4,790	4,889	7,340

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	9.05	8.51	11.47
Net income (loss) per common share - diluted (note 10)	9.03	8.49	11.44
(a) Amounts from related parties included in revenues (note 16).	11,725	13,544	17,042
(b) Amounts to related parties included in purchases of crude oil and products (note 16).	3,722	4,125	3,795
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses (note 16).	541	473	460
(d) Amounts to related parties included in financing (note 16).	161	169	78

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2024	2023	2022
Net income (loss)	4,790	4,889	7,340

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	412	(206)	582

Amortization of postretirement benefits liability adjustment included in net benefit costs	51	41	83
Total other comprehensive income (loss)	463	(165)	665

Comprehensive income (loss)	5,253	4,724	8,005

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2024	2023
Assets
Current assets
Cash and cash equivalents	979	864
Accounts receivable - net (a)	5,758	4,482
Inventories of crude oil and products (note 11)	1,642	1,944
Materials, supplies and prepaid expenses	975	1,008
Total current assets	9,354	8,298
Investments and long-term receivables (b)	1,084	1,062
Property, plant and equipment,
less accumulated depreciation and depletion	30,807	30,835
Goodwill	166	166
Other assets, including intangibles - net	1,527	838
Total assets	42,938	41,199

Liabilities
Current liabilities
Notes and loans payable (note 12)	19	121
Accounts payable and accrued liabilities (a) (note 11)	6,907	6,231
Income taxes payable	81	251
Total current liabilities	7,007	6,603
Long-term debt (c) (note 14)	3,992	4,011
Other long-term obligations (note 5)	3,870	3,851
Deferred income tax liabilities (note 3)	4,596	4,512
Total liabilities	19,465	18,977

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (d) (note 10)	942	992
Earnings reinvested	22,745	21,907
Accumulated other comprehensive income (loss) (note 17)	(214)	(677)
Total shareholders’ equity	23,473	22,222

Total liabilities and shareholders’ equity	42,938	41,199
(a) Accounts receivable - net included net amounts receivable from related parties (note 16).	756	1,048
(b) Investments and long-term receivables included amounts from related parties (note 16).	266	283
(c) Long-term debt included amounts to related parties (note 16).	3,447	3,447
(d) Number of common shares authorized (millions) (note 10).	1,100	1,100
Number of common shares outstanding (millions) (note 10).	509	536

The information in the notes to consolidated financial statements is an integral part of these statements.

Approved by the directors.

/s/ Bradley W. Corson	/s/ Daniel E. Lyons
Bradley W. Corson	Daniel E. Lyons
Chairman, president and	Senior vice-president
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2024	2023	2022
Common shares at stated value (note 10)
At beginning of year	992	1,079	1,252
Share purchases at stated value	(50)	(87)	(173)
At end of year	942	992	1,079

Earnings reinvested
At beginning of year	21,907	21,846	21,660
Net income (loss) for the year	4,790	4,889	7,340
Share purchases in excess of stated value	(2,685)	(3,713)	(6,222)
Dividends declared	(1,267)	(1,115)	(932)
At end of year	22,745	21,907	21,846

Accumulated other comprehensive income (loss) (note 17)
At beginning of year	(677)	(512)	(1,177)
Other comprehensive income (loss)	463	(165)	665
At end of year	(214)	(677)	(512)

Shareholders’ equity at end of year	23,473	22,222	22,413

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2024	2023	2022
Operating activities
Net income (loss)	4,790	4,889	7,340
Adjustments for non-cash items:
Depreciation and depletion	1,983	1,907	1,897
(Gain) loss on asset sales (note 8, 18)	(18)	(73)	(158)
Deferred income taxes and other	(142)	(85)	(77)
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	237	(862)
Inventories, materials, supplies and prepaid expenses	335	(688)	(477)
Income taxes payable	(170)	(2,331)	1,876
Accounts payable and accrued liabilities	616	81	948
All other items - net (b)	(137)	(203)	(5)
Cash flows from (used in) operating activities	5,981	3,734	10,482

Investing activities
Additions to property, plant and equipment	(1,867)	(1,785)	(1,526)
Proceeds from asset sales (note 8, 18)	25	86	904
Additional investments	—	—	(6)
Loans to equity companies - net	17	5	10
Cash flows from (used in) investing activities	(1,825)	(1,694)	(618)

Financing activities
Short-term debt - net (note 12)	(100)	—	—
Long-term debt - reduction (note 14)	—	—	(1,000)
Finance lease obligations - reduction (note 14)	(22)	(22)	(22)
Dividends paid	(1,238)	(1,103)	(851)
Common shares purchased (note 10)	(2,681)	(3,800)	(6,395)
Cash flows from (used in) financing activities	(4,041)	(4,925)	(8,268)

Increase (decrease) in cash and cash equivalents	115	(2,885)	1,596
Cash and cash equivalents at beginning of year	864	3,749	2,153
Cash and cash equivalents at end of year (a)	979	864	3,749
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Included contributions to registered pension plans.	(150)	(148)	(174)

Income taxes (paid) refunded.	(1,771)	(4,153)	(374)
Interest (paid), net of capitalization.	(42)	(69)	(60)
The information in the notes to consolidated financial statements is an integral part of these statements.

Notes to consolidated financial statements
The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Imperial Oil Limited.
The company’s principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a variety of specialty products; and pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, and lithium.
The consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP), which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. All amounts are in Canadian dollars unless otherwise indicated.
Note 1. Summary of significant accounting policies
Principles of consolidation
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
Recognition and classification of the gain or loss that results from adjusting a derivative to fair value depends on the purpose for the derivative. The gains and losses resulting from changes in the fair value of derivatives are recorded under "Revenues" in the Consolidated statement of income.
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
Reflective of the existing global policy environment, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.
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

Note 2. Business segments
The company operates its business in Canada, and its reportable segments are Upstream, Downstream and Chemical. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment, the structure of the company’s internal organization, and reflect the nature of internal reviews by the company's Management Committee (MC). The MC is considered collectively, and not in their individual capacity, to be the company's Chief Operating Decision Maker (CODM), and includes the company's CEO, CFO, and senior Vice Presidents overseeing the Upstream, Downstream and Chemical businesses. The Upstream segment is organized and operates to explore for and ultimately produce crude oil and its equivalent, and natural gas. The Downstream segment is organized and operates to refine crude oil into petroleum products and to distribute and market these products. The Chemical segment is organized and operates to manufacture and market hydrocarbon-based chemicals and chemical products. The above segmentation has been the long-standing practice of the company and is broadly understood across the petroleum and petrochemical industries.
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
The CODM generally allocates resources through an annual planning process. They also allocate capital based on detailed project economics and long-term strategic objectives across reportable segments. The CODM primarily uses changes in Net Income (loss) to assess segment financial performance.
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

	Upstream			Downstream (e)			Chemical (e)
millions of Canadian dollars	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenues and other income
Revenues (a) (b)	121	222	494	50,114	49,241	57,466	1,124	1,239	1,453
Intersegment sales	17,868	16,274	19,135	6,771	6,509	7,476	323	342	523
Investment and other income (note 8, 18)	26	16	135	59	108	43	2	—	—
	18,015	16,512	19,764	56,944	55,858	64,985	1,449	1,581	1,976
Expenses
Exploration (note 15)	3	5	5	—	—	—	—	—	—
Purchases of crude oil and products	7,367	6,636	7,971	49,856	47,886	55,569	916	997	1,330
Production and manufacturing	4,644	4,917	5,491	1,741	1,702	1,640	197	260	273
Selling and general	—	—	—	706	693	653	92	89	85
Federal excise tax and fuel charge	—	—	—	2,531	2,399	2,177	4	3	2
Depreciation and depletion	1,747	1,680	1,673	181	183	179	15	15	18
Non-service pension and postretirement benefit	—	—	—	—	—	—	—	—	—
Financing (note 12)	4	7	5	—	—	1	—	—	—
Total expenses	13,765	13,245	15,145	55,015	52,863	60,219	1,224	1,364	1,708
Income (loss) before income taxes	4,250	3,267	4,619	1,929	2,995	4,766	225	217	268
Income tax expense (benefit) (note 3)	988	755	974	443	694	1,144	54	53	64
Net income (loss)	3,262	2,512	3,645	1,486	2,301	3,622	171	164	204
Cash flows from (used in) operating activities	4,664	3,100	5,834	1,049	608	4,415	211	53	276
Capital and exploration expenditures (c)	1,078	1,108	1,128	572	472	295	30	23	10
Property, plant and equipment
Cost	47,920	46,776	45,784	7,887	7,368	6,926	1,015	1,018	995
Accumulated depreciation and depletion	(21,658)	(19,936)	(18,835)	(4,430)	(4,301)	(4,143)	(743)	(757)	(741)
Net property, plant and equipment (d)	26,262	26,840	26,949	3,457	3,067	2,783	272	261	254
Total assets	28,042	28,718	28,830	11,624	10,114	9,277	474	475	491

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenues and other income
Revenues (a) (b)	—	—	—	—	—	—	51,359	50,702	59,413
Intersegment sales	—	—	—	(24,962)	(23,125)	(27,134)	—	—	—
Investment and other income (note 8, 18)	86	143	79	—	—	—	173	267	257
	86	143	79	(24,962)	(23,125)	(27,134)	51,532	50,969	59,670
Expenses
Exploration (note 15)	—	—	—	—	—	—	3	5	5
Purchases of crude oil and products	—	—	—	(24,955)	(23,120)	(27,128)	33,184	32,399	37,742
Production and manufacturing	17	—	—	—	—	—	6,599	6,879	7,404
Selling and general	154	80	150	(7)	(5)	(6)	945	857	882
Federal excise tax and fuel charge	—	—	—	—	—	—	2,535	2,402	2,179
Depreciation and depletion	40	29	27	—	—	—	1,983	1,907	1,897
Non-service pension and postretirement benefit	3	82	17	—	—	—	3	82	17
Financing (note 12)	37	62	54	—	—	—	41	69	60
Total expenses	251	253	248	(24,962)	(23,125)	(27,134)	45,293	44,600	50,186
Income (loss) before income taxes	(165)	(110)	(169)	—	—	—	6,239	6,369	9,484
Income tax expense (benefit) (note 3)	(36)	(22)	(38)	—	—	—	1,449	1,480	2,144
Net income (loss)	(129)	(88)	(131)	—	—	—	4,790	4,889	7,340
Cash flows from (used in) operating activities	69	(37)	(59)	(12)	10	16	5,981	3,734	10,482
Capital and exploration expenditures (c)	187	175	57	—	—	—	1,867	1,778	1,490
Property, plant and equipment
Cost	1,226	1,038	863	—	—	—	58,048	56,200	54,568
Accumulated depreciation and depletion	(410)	(371)	(343)	—	—	—	(27,241)	(25,365)	(24,062)
Net property, plant and equipment (d)	816	667	520	—	—	—	30,807	30,835	30,506
Total assets	2,962	2,366	5,312	(164)	(474)	(386)	42,938	41,199	43,524

(a)Includes export sales to the United States of $10,300 million (2023 - $8,982 million, 2022 - $12,394 million).
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

Revenues
millions of Canadian dollars	2024	2023	2022
Revenue from contracts with customers	40,901	44,465	52,265
Revenue outside the scope of ASC 606	10,458	6,237	7,148
Total	51,359	50,702	59,413
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)Includes property, plant and equipment under construction of $3,632 million (2023 - $3,251 million, 2022 - $2,676 million).
(e)In 2024, benzene and aromatic solvents are reported under the Downstream segment, whereas in 2023, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.
Note 3. Income taxes

millions of Canadian dollars	2024	2023	2022
Current income tax expense (benefit)	1,586	1,556	2,228
Deferred income tax expense (benefit)	(137)	(76)	(84)
Total income tax expense (benefit)	1,449	1,480	2,144
Statutory corporate tax rate (percent) (a)	24.1	24.1	24.1
Increase (decrease) resulting from:
Other (b)	(0.9)	(0.9)	(1.5)
Effective income tax rate (percent)	23.2	23.2	22.6
(a)Includes federal tax rate of 15 percent and combined provincial tax rate of 9.1 percent.
(b)Other primarily relates to prior year adjustments, disposals, investment tax credits and re-assessments. In 2022, the company's sale of its interests in XTO Energy Canada decreased the effective income tax rate by 1.3 percent.
Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2024	2023	2022
Depreciation and amortization	5,267	5,366	5,388
Successful drilling and land acquisitions	236	237	236
Pension and benefits	(15)	(168)	(105)
Asset retirement obligation	(686)	(655)	(529)
Capitalized interest	185	155	127
LIFO inventory valuation	(468)	(406)	(454)
Tax loss carryforwards	(66)	(69)	(84)
Valuation allowance	66	69	73
Other	(35)	(60)	(53)
Net deferred income tax liabilities	4,484	4,469	4,599

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2024	2023	2022
Balance as of January 1	47	60	47
Additions based on current year’s tax position	2	7	12
Additions for prior years’ tax positions	—	—	10
Settlements with tax authorities	(15)	(20)	(9)
Balance as of December 31	34	47	60
The unrecognized tax benefit balances shown above predominantly relate to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2024, 2023 and 2022 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2018 to 2024 are subject to examination by the tax authorities. Tax filings from 2009 to 2018 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. Many of these outstanding matters will not be resolved until after 2025. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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
Note 4. Employee retirement benefits
Retirement benefits, which cover almost all retired employees and their surviving spouses, include pension income and certain health care and life insurance benefits. They are met through funded registered retirement plans and through unfunded supplementary benefits that are paid directly to recipients.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2024	2023	2024	2023
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.70	4.60	4.70	4.60
Long-term rate of compensation increase	4.00	4.00	4.00	4.00

millions of Canadian dollars
Change in benefit obligation
Benefit obligation at January 1	8,154	7,374	581	589
Service cost	186	162	13	12
Interest cost	365	373	25	28
Actuarial loss (gain) (a)	(88)	514	(29)	(14)
Amendments	—	184	(78)	—
Benefits paid (b)	(486)	(453)	(36)	(34)
Benefit obligation at December 31	8,131	8,154	476	581

Accumulated benefit obligation at December 31	7,385	7,449
(a)Actuarial loss (gain) primarily driven by changes in the year-end discount rate. (b)Benefit payments for funded and unfunded plans.
The discount rate for the purpose of calculating year-end postretirement benefits plan obligation is determined by using the Canadian Institute of Actuaries recommended spot yield curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with 6.08 percent in 2025 and gradually decline to 3.57 percent by 2040 and beyond.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2024	2023	2024	2023
Change in plan assets
Fair value at January 1	8,054	7,541
Actual return (loss) gain	805	785
Company contributions	150	148
Benefits paid (a)	(452)	(420)
Other	(4)	—

Fair value at December 31	8,553	8,054

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	853	335
Unfunded plans	(431)	(435)	(476)	(581)
Total (b)	422	(100)	(476)	(581)
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2024	2023	2024	2023
Amounts recorded in the Consolidated balance sheet consist of:
Other assets, including intangibles - net	853	335	—	—
Current liabilities	(33)	(34)	(28)	(28)
Other long-term obligations	(398)	(401)	(448)	(553)
Total recorded	422	(100)	(476)	(581)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	237	724	(110)	(89)
Prior service cost	373	400	(78)	—
Total recorded in accumulated other comprehensive income, before-tax	610	1,124	(188)	(89)
The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2024 long-term expected return of 5.6 percent used in the calculations of pension expense compares to an actual rate of return of 5.1 percent and 6.0 percent over the last 10- and 20-year periods respectively, ending December 31, 2024.

	Pension benefits			Other postretirement benefits
	2024	2023	2022	2024	2023	2022
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	4.60	5.10	3.00	4.60	5.10	3.00
Long-term rate of return on funded assets	5.60	4.80	4.30	—	—	—
Long-term rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

millions of Canadian dollars
Components of net periodic benefit cost
Service cost	186	162	280	13	12	23
Interest cost	365	373	295	25	28	24
Expected return on plan assets	(454)	(373)	(412)	—	—	—
Amortization of prior service cost	27	19	17	—	—	—
Amortization of actuarial loss (gain)	48	44	84	(8)	(9)	9
Net periodic benefit cost	172	225	264	30	31	56

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	(439)	102	(522)	(29)	(14)	(248)
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(48)	(44)	(84)	8	9	(9)
Prior service cost	—	184	—	(78)	—	—
Amortization of prior service cost included in net periodic benefit cost	(27)	(19)	(17)	—	—	—
Total recorded in other comprehensive income	(514)	223	(623)	(99)	(5)	(257)
Total recorded in net periodic benefit cost and other comprehensive income, before-tax	(342)	448	(359)	(69)	26	(201)

Costs for defined contribution plans, primarily the employee savings plan, were $47 million in 2024 (2023 - $44 million, 2022 - $43 million).
A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2024	2023	2022
(Charge) credit to other comprehensive income, before-tax	613	(218)	880
Deferred income tax (charge) credit (note 17)	(150)	53	(215)
(Charge) credit to other comprehensive income, after-tax	463	(165)	665
The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in plan assets and liabilities and broad diversification to reduce the risk of the portfolio. The pension plan assets are primarily invested in passive global equity and domestic fixed income index funds to diversify risk while minimizing costs. The fixed income funds are largely invested in investment-grade corporate and government debt securities with interest rate sensitivity designed to approximate the interest rate sensitivity of plan liabilities. The target asset allocation for the pension plan is reviewed periodically and set based on considerations such as risk, diversification, liquidity, and funding level. The target asset allocation for equity securities is 30 percent with the remainder in fixed-income securities.
The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.
The 2024 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2024, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	—				—
Non-Canadian	2,584				2,584
Debt securities - Canadian
Corporate	1,220				1,220
Government	4,400				4,400
Asset backed	4				4
Other	18				18
Equities – Venture capital	134				134
Real Estate	154				154
Cash	39	3			36
Total plan assets at fair value	8,553	3			8,550

The 2023 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2023, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	—				—
Non-Canadian	2,347				2,347
Debt securities - Canadian
Corporate	1,193				1,193
Government	4,251				4,251
Asset backed	—				—
Other	5				5
Equities – Venture capital	124				124
Real Estate	93				93
Cash	41	7			34
Total plan assets at fair value	8,054	7			8,047
A summary of pension plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2024	2023
For funded pension plans with projected benefit obligation in excess of plan assets: (a)
Projected benefit obligation	—	—
Fair value of plan assets	—	—
Projected benefit obligation less fair value of plan assets	—	—

For unfunded pension plans covered by book reserves:
Projected benefit obligation	431	435
Accumulated benefit obligation	386	395
(a)In 2024 and 2023, the fair value of plan assets exceeded the projected benefit obligation for both the company sponsored plan and its proportionate share of a joint venture sponsored plan.
Cash flows
Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2025	490	29
2026	490	29
2027	490	32
2028	490	31
2029	490	31
2030 - 2034	2,450	154
In 2025, the company expects to make cash contributions of about $160 million to its pension plans.

Note 5. Other long-term obligations

millions of Canadian dollars	2024	2023
Employee retirement benefits (a) (note 4)	846	954
Asset retirement obligations and other environmental liabilities (b) (c)	2,641	2,564
Share-based incentive compensation liabilities (note 7)	119	90
Operating lease liability (note 13)	144	111
Other obligations	120	132
Total other long-term obligations	3,870	3,851
(a)Total recorded employee retirement benefits obligations also included $61 million in current liabilities (2023 - $62 million).
(b)Total asset retirement obligations and other environmental liabilities also included $291 million in current liabilities (2023 - $235 million).
(c)For 2024, the asset retirement obligations were discounted at 6 percent (2023 - 6 percent). Asset retirement obligations incurred in the current period were level 3 fair value measurements.

The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2024	2023	2022
Balance as at January 1	2,703	2,178	1,721
Additions (deductions)	96	471	415
Accretion	163	132	101
Settlement	(129)	(78)	(59)
Balance as at December 31	2,833	2,703	2,178
Estimated cash payments for asset retirement obligations are $231 million in 2025 and $246 million in 2026.

Note 6. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2024 and December 31, 2023, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
At December 31, the net notional long/(short) position of derivative instruments was:

thousands of barrels	2024	2023
Crude	4,260	(4,450)
Products	(371)	(490)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

millions of Canadian dollars	2024	2023	2022
Revenues	(69)	(5)	148
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At December 31, 2024 millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	38	21	—	59	(38)	—	21

Liabilities
Derivative liabilities (b)	52	30	—	82	(38)	(14)	30
(a)Included in the Consolidated balance sheet line: "Materials, supplies and prepaid expenses", "Accounts receivable - net" and "Other assets, including intangibles - net".
(b)Included in the Consolidated balance sheet line: "Accounts payable and accrued liabilities" and "Other long-term obligations".

At December 31, 2023 millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	28	18	—	46	(16)	(12)	18

Liabilities
Derivative liabilities (b)	16	31	—	47	(16)	—	31
(a)Included in the Consolidated balance sheet line: "Materials, supplies and prepaid expenses", "Accounts receivable - net" and "Other assets, including intangibles - net".
(b)Included in the Consolidated balance sheet line: "Accounts payable and accrued liabilities" and "Other long-term obligations".

At December 31, 2024, and December 31, 2023, the company had $22 million and $24 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

Note 7. Share-based incentive compensation programs
Share-based incentive compensation programs are designed to retain selected employees, reward them for high performance and promote individual contribution to sustained improvement in the company’s future business performance and shareholder value over the long-term. The nonemployee directors also participate in share-based incentive compensation programs.
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
The following table summarizes information about these units for the year ended December 31, 2024:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2024	3,913,310	37,322
Granted	968,720	7,384
Vested/Exercised	(636,010)	—
Forfeited and cancelled	(22,950)	—
Outstanding at December 31, 2024	4,223,070	44,706

In 2024, the before-tax compensation expense charged against income for the restricted stock units and deferred share units was $116 million (2023 - $52 million, 2022 - $103 million). Income tax benefit recognized in income related to this compensation expense for the year was $28 million (2023 - $13 million, 2022 - $25 million). Cash payments of $74 million were made related to this compensation expense in 2024 (2023 - $68 million, 2022 - $65 million).
As of December 31, 2024, there was $208 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of non-vested restricted stock units is 4.1 years. All units under the deferred share programs have vested as of December 31, 2024.
Note 8. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2024	2023	2022
Proceeds from asset sales	25	86	904
Book value of asset sales	7	13	746
Gain (loss) on asset sales, before tax (a)	18	73	158
Gain (loss) on asset sales, after tax (a)	16	63	241
(a)2022 included a gain of $116 million ($208 million, after tax) from the sale of interests in XTO Energy Canada, which included the removal of a deferred tax liability.
Note 9. Litigation and other contingencies
A variety of claims have been made against the company and its subsidiaries in a number of lawsuits.
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
Additionally, the company has other commitments arising in the normal course of business for operating and capital needs, all of which are expected to be fulfilled with no adverse consequences material to the company’s operations, financial condition, or financial statements taken as a whole. Unconditional purchase obligations, as defined by accounting standards, are long-term commitments that are non-cancellable or cancellable only under certain conditions and that third parties have used to secure financing for the facilities that will provide the contracted goods and services. The company has not entered into any unconditional purchase obligations.
As a result of the completed sale of the remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2024, for guarantees relating to performance under contracts of other third-party obligations totalling $10 million (2023 - $13 million).

Note 10. Common shares

At December 31
thousands of shares	2024	2023
Authorized	1,100,000	1,100,000
Outstanding	509,045	535,837
The most recent 12-month normal course issuer bid program came into effect June 29, 2024, under which Imperial continued its existing share purchase program. The program enabled the company to purchase up to a maximum of 26,791,840 common shares (5 percent of the total shares on June 15, 2024) which included shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program completed on December 19, 2024 as a result of the company purchasing the maximum allowable number of shares under the program.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2022	678,080	1,252
Purchases at stated value	(93,927)	(173)
Balance as at December 31, 2022	584,153	1,079
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(26,792)	(50)
Balance as at December 31, 2024	509,045	942
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2024	2023	2022
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	4,790	4,889	7,340
Weighted-average number of common shares outstanding (millions of shares)	529.4	574.8	640.2
Net income (loss) per common share (dollars)	9.05	8.51	11.47

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	4,790	4,889	7,340
Weighted-average number of common shares outstanding (millions of shares)	529.4	574.8	640.2
Effect of employee share-based awards (millions of shares)	1.2	1.1	1.3
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	530.6	575.9	641.5
Net income (loss) per common share (dollars)	9.03	8.49	11.44

Dividends per common share – declared (dollars)	2.40	1.94	1.46

Note 11. Miscellaneous financial information
LIFO inventory
In 2024, net income included an after-tax gain of $61 million (2023 - $5 million gain, 2022 - $62 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2024 by about $2.0 billion (2023 - $2.2 billion). Inventories of crude oil and products at year-end consisted of the following:

millions of Canadian dollars	2024	2023
Crude oil	701	979
Petroleum products	513	579
Chemical products	57	66
Other	371	320
Total	1,642	1,944
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
Net research and development costs charged to expenses in 2024 were $118 million (2023 - $84 million, 2022 - $74 million). These costs are included in expenses due to the uncertainty of future benefits.
Accounts payable and accrued liabilities
“Accounts payable and accrued liabilities” included accrued taxes other than income taxes of $524 million at December 31, 2024 (2023 - $455 million) and other miscellaneous current liabilities of $739 million at December 31, 2024 (2023 - $726 million).
Government assistance
In 2022, the company prospectively adopted the Financial Accounting Standards Board’s standard, Government Assistance (Topic 832). The standard requires the annual disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. The company receives allowances from governments in the form of emission credits as a result of performing better than facility level expectations for emission targets and records these at a nominal amount, generally in "Inventories of crude oil and products" on the Consolidated balance sheet. During 2023 and 2024, government assistance was immaterial to the company’s financial results.

Note 12. Financing and additional notes and loans payable information

millions of Canadian dollars	2024	2023	2022
Debt-related interest (a)	192	203	111
Capitalized interest	(155)	(141)	(57)
Net interest expense	37	62	54
Other interest	4	7	6
Total financing	41	69	60
(a)Includes related party interest with ExxonMobil.

During the fourth quarter of 2024, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2025 and November 2026, respectively.

The company has not drawn on any of its outstanding $500 million of available credit facilities.

At December 31, 2024, the company had no short-term borrowings outstanding. At December 31, 2023, the weighted-average interest rate on short-term borrowings outstanding was 4.9 percent.

Note 13. Leases

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
The table below summarizes the total lease cost incurred:

	2024		2023		2022
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	111		114		119
Short-term and other (net of sublease rental income)	50		30		40

Amortization of right of use assets		16		19		19
Interest on lease liabilities		28		29		30
Total lease cost	161	44	144	48	159	49
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet, weighted-average remaining lease term and weighted-average discount rates applied at December 31:

	2024		2023

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles - net	240		196
Included in Property, plant and equipment, less		579		599
accumulated depreciation and depletion
Total right of use assets	240	579	196	599

Lease liability due within one year
Included in Accounts payable and accrued liabilities	100	—	87	—
Included in Notes and loans payable		18		21
Long-term lease liability
Included in Other long-term obligations	144	—	111	—
Included in Long-term debt		545		564
Total lease liability	244	563	198	585

Weighted-average remaining lease term (years)	5	35	6	36
Weighted-average discount rate (percent)	4.1	4.8	1.9	4.7

The maturity analysis of the company’s lease liabilities as at December 31 are summarized below:

	2024

millions of Canadian dollars	Operating leases	Finance leases
Maturity analysis of lease liabilities
2025	108	46
2026	61	44
2027	20	43
2028	19	41
2029	16	40
2030 and beyond	39	817
Total lease payments	263	1,031

Discount to present value	(19)	(468)
Total lease liability	244	563
In addition to the operating lease liabilities in the table immediately above, at December 31, 2024, additional undiscounted commitments for leases not yet commenced totalled $56 million (2023 - $54 million).
Estimated cash payments for operating and finance leases not yet commenced are $52 million in 2025 and $1 million in 2026.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2024		2023		2022

millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	118	—	56	—	121	—
Cash flows from financing activities		22		22		22

Non-cash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the year	152	—	61	—	117	—

Note 14. Long-term debt

At December 31
millions of Canadian dollars	2024	2023
Long-term debt (a) (b)	3,447	3,447
Finance leases (c)	545	564
Total long-term debt	3,992	4,011
(a)Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until June 30, 2035, cancellable if ExxonMobil provides at least 370 days advance written notice.
(b)The weighted-average interest rate on long-term borrowings outstanding, with ExxonMobil, at December 31, 2024 was 3.9 percent (2023 - 4.9 percent).
(c)Finance leases are primarily associated with transportation facilities and services agreements. The average imputed interest rate was 4.8 percent in 2024 (2023 - 4.7 percent). Total finance lease obligations also include $18 million in current liabilities (2023 - $21 million). Principal payments on finance leases of approximately $18 million on average per year are due in each of the next four years after December 31, 2025.

In June 2024, the company extended the maturity date of its existing long-term, variable-rate, Canadian dollar loan from ExxonMobil to June 30, 2035. All other terms and conditions remain unchanged.
Note 15. Accounting for suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports. The company had no capitalized suspended exploratory well costs as at December 31, 2024, 2023 and 2022.
Exploration activity involves drilling multiple wells, over a number of years, to fully evaluate a project. The company had no projects with exploratory wells costs capitalized as at December 31, 2024, 2023 and 2022.

Note 16. Transactions with related parties
Revenues and expenses of the company also include the results of transactions with affiliated companies of ExxonMobil in the normal course of operations. These were conducted on terms comparable to those which would have been conducted with unrelated parties and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada.
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
The amounts of purchases and revenues by Imperial in 2024, with ExxonMobil, were $3,617 million and $11,725 million respectively (2023 - $4,026 million and $13,544 million respectively).
As at December 31, 2024, the company had an outstanding long-term loan of $3,447 million (2023 - $3,447 million) from ExxonMobil (see note 14, "Long-term debt", and note 12, "Financing and additional notes and loans payable information" for further details). The amount of financing costs with ExxonMobil were $161 million (2023 - $169 million).
Imperial has other related party transactions not detailed above in note 16, as they are not significant.

Note 17. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2024	2023	2022
Balance at January 1	(677)	(512)	(1,177)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	412	(206)	582
Amounts reclassified from accumulated other comprehensive income	51	41	83
Balance at December 31	(214)	(677)	(512)
Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

millions of Canadian dollars	2024	2023	2022
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(67)	(54)	(110)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2024	2023	2022
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	134	(66)	188
Amortization of postretirement benefits liability adjustment included in net benefit cost	16	13	27
Total	150	(53)	215
Note 18. Divestment activities

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

Supplemental information on oil and gas exploration and production activities (unaudited)
The information on pages 107 to 108 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic crude oil reserves in the Syncrude joint venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2024	2023	2022
Revenue
Sales to third parties (a)	7,171	6,420	7,154
Transfers (a) (b)	3,337	3,220	4,182
	10,508	9,640	11,336
Production expenses	4,769	5,015	5,521
Exploration expenses	3	5	5
Depreciation and depletion	1,539	1,475	1,467
Income taxes	974	733	1,030
Results of operations	3,223	2,412	3,313
(a)Sales to third parties or transfers do not include the sale of natural gas and natural gas liquids purchased for resale, as well as royalty payments or diluent costs. These items are reported gross in note 2 in "Revenues", "Intersegment sales" and in "Purchases of crude oil and products".
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2024	2023	2022
Property costs (a)
Proved	—	—	—
Unproved	—	—	—
Exploration costs	3	5	5
Development costs	1,171	1,580	1,602
Total costs incurred in property acquisitions, exploration and development activities	1,174	1,585	1,607
(a)"Property costs" are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under "producing assets"). "Proved" represents areas where successful drilling has delineated a field capable of production. "Unproved" represents all other areas.

Capitalized costs

millions of Canadian dollars	2024	2023
Property costs (a)
Proved	1,840	1,840
Unproved	492	493
Producing assets	41,034	39,759
Incomplete construction	2,555	2,683
Total capitalized cost	45,921	44,775
Accumulated depreciation and depletion	(21,247)	(19,568)
Net capitalized costs	24,674	25,207
(a)"Property costs" are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under "producing assets"). "Proved" represents areas where successful drilling has delineated a field capable of production. "Unproved" represents all other areas.

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
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2024	2023	2022
Future cash flows	158,677	158,347	198,923
Future production costs	(88,061)	(101,640)	(104,765)
Future development costs	(24,792)	(24,074)	(23,392)
Future income taxes	(10,196)	(7,016)	(16,872)
Future net cash flows	35,628	25,617	53,894
Annual discount of 10 percent for estimated timing of cash flows	(17,461)	(11,615)	(28,340)
Discounted future cash flows	18,167	14,002	25,554
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2024	2023	2022
Balance at beginning of year	14,002	25,554	14,170
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(6,041)	(4,918)	(6,113)
Net changes in prices, development costs and production costs (a)	7,134	(16,908)	23,215
Extensions, discoveries, additions and improved recovery, less related costs	—	58	664
Development costs incurred during the year	1,191	1,182	1,160
Revisions of previous quantity estimates	1,788	2,146	(4,431)
Accretion of discount	1,485	2,535	1,439
Net change in income taxes	(1,392)	4,353	(4,550)
Net change	4,165	(11,552)	11,384
Balance at end of year	18,167	14,002	25,554
(a)SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the "Net proved reserves table".

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2022	16	281	438	2,216	2,717
Revisions	—	(41)	(62)	(363)	(432)
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	(9)	(141)	—	—	(32)
Discoveries and extensions	—	2	—	67	67
Production	(3)	(29)	(23)	(96)	(127)
End of year 2022	4	72	353	1,824	2,193

Revisions	(2)	2	26	90	114
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	(1)	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(12)	(25)	(103)	(132)
End of year 2023	—	61	354	1,811	2,175

Revisions	2	3	(35)	114	82
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	—	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(11)	(23)	(109)	(136)
End of year 2024	—	53	296	1,816	2,121

Net proved developed reserves included above, as of
January 1, 2022	14	205	326	1,957	2,331
December 31, 2022	4	60	248	1,691	1,953
December 31, 2023	—	53	242	1,706	1,957
December 31, 2024	—	41	190	1,697	1,894

Net proved undeveloped reserves included above, as of
January 1, 2022	2	76	112	259	386
December 31, 2022	—	12	105	133	240
December 31, 2023	—	8	112	105	218
December 31, 2024	—	12	106	119	227
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

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2022, 2023 and 2024. The definitions used are in accordance with the SEC Rule 4-10 (a) of Regulation S-X.
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
Revisions in previously estimated volumes of proved reserves for existing fields can occur due to the evaluation or re-evaluation of already available geologic, reservoir or production data; new geologic, reservoir or production data; or changes in the average of first-day-of-the-month oil and natural gas prices and/or costs that are used in the estimation of reserves. Revisions can also result from significant changes in either development strategy or production equipment and facility capacity.

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
In 2024, upward revisions of proved bitumen of 0.1 billion barrels were primarily driven by updates to the Kearl geological model, Kearl well density, and Cold Lake infill drilling, partially offset by reductions associated with higher royalty obligations and Kearl pit limit updates. A decrease to synthetic oil proved reserves is associated with regulatory approval for ore sterilization at Syncrude.
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

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees, with the exception of J.R. Whelan, are now directors and have been since the dates indicated. B.W. Corson is a current director, and in connection with his upcoming retirement from the company, he has chosen not to stand for re-election. Mr. Whelan is not currently a director and is being nominated for election as a director for the first time.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, standing committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 14, 2025, the effective date of this circular, unless otherwise indicated.
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
Calgary, Alberta, Canada

Age: 71

Lead Director Nonemployee director (independent)

Director since:
November 29, 2017

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			6 of 6 (100%)	Votes For:	475,383,574 (98.17%)
Executive resources			7 of 7 (100%)	Votes Against:	8,875,828 (1.83%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	484,259,402
Nominations and corporate governance			6 of 6 (100%)
Finance (Chair)			6 of 6 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	12,500	17,226	29,726	20,500	50,226
(<0.01%)
Total market value as at February 14, 2025 ($)	1,228,125	1,692,455	2,920,580	2,014,125	4,934,705
Year over year change (#)	0	2,009	2,009	1,800	3,809
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–AltaGas Ltd. (2010 – present) –AltaGas Canada Inc. (2018 – 2020) *no public board interlocks			–None

SHARON R. DRISCOLL
Ms. Driscoll is currently an independent director of Empire Company Limited and a director of Elswood Investment Corporation, a privately owned corporation. Prior to her retirement in 2023, Ms. Driscoll held executive positions at RB Global Incorporated, including chief financial officer, co-chief executive officer and executive vice-president and advisor to the chief executive officer. Prior to joining RB Global, Ms. Driscoll served as the executive vice-president and chief financial officer for Katz Group Canada Ltd. from 2013 to 2015 and was the senior vice-president and chief financial officer at Sears Canada Inc. from 2008 to 2013. Ms. Driscoll is a Chartered Professional Accountant and has a Bachelor of Commerce (Honours) degree from Queen’s University.
Vancouver, British Columbia, Canada

Age: 63

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit (Chair)			6 of 6 (100%)	Votes For:	482,409,887 (99.62%)
Executive resources			7 of 7 (100%)	Votes Against:	1,848,523 (0.38%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	484,258,410
Nominations and corporate governance			6 of 6 (100%)
Finance			6 of 6 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	2,351	2,351	6,600	8,951
Total market value as at February 14, 2025 ($)	0	230,986	230,986	648,450	879,436
Year over year change (#)	0	1,229	1,229	3,300	4,529
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Gildan Activewear Ltd (2023 – 2024) –Empire Company Limited (2018 – Present) *no public board interlocks
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated) Executive vice-president and advisor to CEO (2022 – 2023)
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated), Chief financial officer (2015 – 2022)

JOHN N. FLOREN

Mr. Floren is the former president and chief executive officer of Methanex Corporation, and prior to that appointment held the positions of senior vice-president, global marketing and logistics and regional director, marketing and logistics, North America. Mr. Floren was an employee of Methanex for approximately 22 years and worked in the chemical industry for over 37 years. He currently serves as a director of West Fraser Timber Co. Ltd. Mr. Floren holds a Bachelor of Arts in Economics from the University of Manitoba and attended the Harvard Business School’s Program for Management Development, the International Executive Program at INSEAD and completed the Directors Education Program at the Institute of Corporate Directors.

Oakville, Ontario, Canada

Age: 66

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			6 of 6 (100%)	Votes For:	478,911,169 (98.90%)
Executive resources			7 of 7 (100%)	Votes Against:	5,348,239 (1.10%)
Safety and sustainability (Chair)			4 of 4 (100%)	Total Votes:	484,259,408
Nominations and corporate governance			6 of 6 (100%)
Finance			6 of 6 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	2,351	2,351	6,600	8,951
Total market value as at February 14, 2025 ($)	0	230,986	230,986	648,450	879,436
Year over year change (#)	0	1,229	1,229	3,300	4,529
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–West Fraser Timber Co. Ltd. (2016 – present) –Methanex Corporation (2013 – 2022) *no public board interlocks			–Methanex Corporation, President and chief executive officer (2013 – 2022)

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

Age: 66

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			6 of 6 (100%)	Votes For:	482,277,187 (99.59%)
Executive resources (Chair)			7 of 7 (100%)	Votes Against:	1,982,223 (0.41%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	484,259,410
Nominations and corporate governance			6 of 6 (100%)
Finance			6 of 6 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	2,351	2,351	6,600	8,951
Total market value as at February 14, 2025 ($)	0	230,986	230,986	648,450	879,436
Year over year change (#)	0	1,229	1,229	3,300	4,529
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–BHP Group Limited (2020 – present) *no public board interlocks			–Newmont Corporation, Executive advisor (2019 – 2020)

NEIL A. HANSEN

Mr. Hansen is currently senior vice-president, energy products, for ExxonMobil Product Solutions Company and has held that position since April, 2022. He is responsible for the global fuels and aromatics value chains. Mr. Hansen has 25 years of financial and commercial experience across ExxonMobil's Upstream and Downstream businesses in the Americas, Europe, and Asia Pacific regions. Prior to his current position, Mr. Hansen was vice-president, fuels for Europe, Africa and Middle East based in Belgium and prior to that was vice-president investor relations and corporate secretary at ExxonMobil.

The Woodlands, Texas, United States of America

Age: 50

Non-independent director

Director since:
April 30, 2024

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			5 of 5 (100%)	Votes For:	482,509,264 (99.64%)
Executive resources			4 of 4 (100%)	Votes Against:	1,750,146 (0.36%)
Safety and sustainability			2 of 2 (100%)	Total Votes:	484,259,410
Nominations and corporate governance			3 of 3 (100%)
Finance			4 of 4 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	0	0	0	0
Total market value as at February 14, 2025 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
* No share ownership guidelines apply
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Senior vice-president, energy products, ExxonMobil Product Solutions Company, (2022 – present) (Affiliate)
–Vice-president, fuels, ExxonMobil Fuels & Lubricants Company, (2020 – 2022) (Affiliate)
–Vice-president, investor relations and corporate secretary, Exxon Mobil Corporation (2018 – 2020) (Affiliate)

MIRANDA C. HUBBS

Ms. Hubbs is currently an independent director of Nutrien Ltd. and also serves as a director of PSP Investments (Public Sector Pension Investment Board), Canadian Investment Regulatory Organization (CIRO) and serves as Chair of the board of the Canadian Red Cross. Prior to retirement in 2011, Ms. Hubbs was executive vice- president and managing director of McLean Budden, one of Canada’s leading investment managers. Ms. Hubbs holds a BSc from Western University and an MBA from Schulich School of Business at York University and is a CFA charterholder. Ms. Hubbs serves on the ICD Climate Strategy Advisory Board and the Global Risk Institute Sustainable Finance Advisory Committee, holds the Fundamentals of Sustainability Accounting credential from the Sustainability Accounting Standards Board, and has received her CERT Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University. During her investment career, Ms. Hubbs was recognized by Brendan Wood International as one of the Top 50 Portfolio Managers in Canada and a TopGun Investment Mind in Oil and Gas (Canada). Ms. Hubbs is a recipient of the King Charles III Coronation Medal.

Toronto, Ontario, Canada

Age: 58

Nonemployee director (independent)

Director since:
July 26, 2018

Skills and experience:
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Board			8 of 8 (100%)
Audit			6 of 6 (100%)	Votes For:	445,297,194 (91.95%)
Executive resources			7 of 7 (100%)	Votes Against:	38,962,215 (8.05%)
Safety and sustainability			4 of 4 (100%)	Total Votes:	484,259,409
Nominations and corporate governance (Chair)			6 of 6 (100%)
Finance			6 of 6 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	20,426	20,426	19,200	39,626
Total market value as at February 14, 2025 ($)	0	2,006,855	2,006,855	1,886,400	3,893,255
Year over year change (#)	0	1,690	1,690	1,800	3,490
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Nutrien Ltd. (2018 – present) *no public board interlocks			–None

JOHN R. WHELAN

Mr. Whelan is currently senior vice-president, conventional and heavy oil, ExxonMobil Upstream Company, a division of Exxon Mobil Corporation, and has held that position since 2022. Throughout his career, he has held many engineering, project, operations, commercial and leadership roles located in Canada, Norway, and the U.S. with oversight roles spanning the globe. Prior to his current position, Mr. Whelan was ExxonMobil's vice president of global heavy oil, and prior to that was Imperial's senior vice president, upstream. Mr. Whelan is originally from Newfoundland and Labrador, and he holds a bachelor's degree in mechanical engineering from Memorial University in Newfoundland.

Calgary, Alberta, Canada

Age: 59

Non-independent director

Director since:
Not currently a member of the board; first nomination for election as director

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2024	Voting Results of Last Annual Meeting
Not currently a member of the board or any of its committees			n/a	Votes For:	n/a
				Votes Against:	n/a
				Total Votes:	n/a
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 14, 2025 (#)	0	0	0	22,000	22,000
Total market value as at February 14, 2025 ($)	0	0	0	2,161,500	2,161,500
Year over year change (#)	n/a	n/a	n/a	n/a	n/a
*Has 3 years from appointment as chairman and chief executive officer to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Senior vice-president, conventional and heavy oil, ExxonMobil Upstream Company (2022 – present) (Affiliate)
–Vice-president, heavy oil, Exxon Mobil Corporation
(2020 – 2022) (Affiliate)
–Senior vice-president, upstream, Imperial Oil Limited
(2017 – 2020)

Footnotes to director nominee tables on pages 112 through 115:

(a)The information includes the beneficial ownership of common shares of Imperial Oil Limited, which information not being within the knowledge of the company has been provided by the nominees individually.
(b)The company’s plan for restricted stock units for nonemployee directors is described on page 143. The company’s plan for deferred share units for nonemployee directors is described on page 142. The company’s plan for restricted stock units for selected employees is described on page 161.
(c)The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2017 through 2024 and deferred share units received since directors’ appointment.
(d)The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $98.25 on February 14, 2025.
Director and nominee holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#) (b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($) (c)
B.W. Corson (d)	124,328	59,700	184,028	28,217,526
N.A. Hansen	0	181,600	181,600	27,845,234
J.R. Whelan	39,926	83,450	123,376	18,917,586
(a)Holdings as at February 14, 2025. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees and directors individually. None of these individuals own more than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. D.W. Cornhill, S.R. Driscoll, J.N. Floren, G.J. Goldberg and M.C. Hubbs do not own common shares or hold restricted stock of Exxon Mobil Corporation.
(b)The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(c)The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $108.24 U.S., which is converted to Canadian dollars at the daily rate of exchange of 1.4166 provided by the Bank of Canada for February 14, 2025.
(d)B.W. Corson is a current director and has chosen not to stand for re-election.
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

Corporate governance disclosure

2024 Corporate governance highlights
•Five of seven of our directors, and five of seven of our director nominees are independent and meet the criteria for independence set by Canadian securities regulators, the SEC and the NYSE American LLC.
•The company delivered an extensive orientation program to N.A. Hansen upon his election to the board for the first time in 2024.
•The directors are highly qualified with diversity of gender, background, experience and skill.
•The company’s independent directors have significant stock ownership requirements, all of which have been met (S.R. Driscoll, J.N. Floren and G.J. Goldberg were each elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines within five years from the date of their appointment). The independent directors collectively have nearly $11.5 million in shareholdings in the company.
•The independent directors regularly meet in executive sessions without management present.
•Shares of the company are listed on the TSX and trade on the NYSE American LLC, and our corporate governance practices comply with applicable policies and practices of each exchange.
•98% average vote in favour for the election of our directors at the 2024 annual meeting.
•Two of seven or 29% of the director nominees, and 10 of 23 or 43% of the executive officers of the company and its major subsidiaries, are women.

Corporate governance at a glance

Controlled company	Yes
Size of board	7
Number of independent directors	5
Women on board (board and nominees)	2
Average attendance of directors at board and committee meetings	100%
Lead director	Yes
In camera sessions of independent directors at every board meeting	Yes
Independent status of audit committee	100%
Audit committee members financially literate	All
Independent status of executive resources committee	83%
Independent status of nominations and corporate governance committee	83%
Majority of independent directors on all committees	Yes
Individual director elections	Yes
Average tenure of director nominees (approximate)	3 years
Average age of director nominees (approximate)	62 years
Mandatory retirement age	72 years
Separate board chair and CEO	No
Number of board interlocks	None
No director serves on more than two boards of another reporting issuer	Yes
Share ownership requirements for independent directors	Yes
Share ownership requirements for chairman and chief executive officer	Yes
Board orientation and education program	Yes
Code of business conduct and ethics	Yes
Board and committee charters	Yes
Position descriptions for the chairman and chief executive officer, lead director and the chair of each committee	Yes
Skills matrix for directors	Yes
Annual board evaluation process	Yes
Annual advisory vote on executive compensation	No
Dual-class shares	No
Change of control agreements	No

Statement of corporate governance practice

The company continually reviews its governance practices and monitors regulatory changes.
This section provides information pertaining to our board, the committees of the board, ethics, diversity and shareholder engagement. The company is committed to high corporate governance standards and best practices. The company’s corporate governance policies and practices comply with and in most cases exceed the requirements of National Instrument 52-110 Audit Committees (NI 52-110), National Policy 58-201 Corporate Governance Guidelines (NP 58-201) and National Instrument 58-101 Disclosure of Corporate Governance Practices (NI 58-101). The company’s common shares trade on the Toronto Stock Exchange and the NYSE American LLC, and our corporate governance practices reflect the standards of these exchanges. In accordance with NYSE American LLC requirements for non-U.S. companies, the company is in compliance with NYSE American standards in all significant respects except as described on the company’s website at www.imperialoil.ca.
Composition of our board nominees
More information on diversity, including on the board and among executive officers of the company, can be found at page 149.

Tenure of our board nominees

Our board nominees have varying lengths of tenure providing a blend of continuity and renewal that supports effective governance.

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

Name of director nominee	Years of service on the board	Year of expected retirement from the board for independent directors
D.W. Cornhill	7 years	2026
S.R. Driscoll	2 years	2034
J.N. Floren	2 years	2031
G.J. Goldberg	2 years	2031
N.A. Hansen	1 year	—
M.C. Hubbs	6 years	2039
J.R. Whelan (a)	n/a	—
(a)J.R. Whelan is being nominated for election as a director at the annual meeting of shareholders and is not currently a director.

Skills and experience of our board members and nominees

Our directors and nominees bring a wide range of skills, diversity and experience.

The current directors and director nominees have the experience and expertise required to ensure effective oversight, stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the director nominee tables on pages 112 through 116 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director and nominee that led the board to conclude that such person should serve as a director of the company.

	D.W. Cornhill	B.W. Corson (a)	S.R. Driscoll	J.N. Floren	G.J. Goldberg	N.A. Hansen	M.C. Hubbs	J.R. Whelan (b)
Leadership of large organizations	✓	✓	✓	✓	✓	✓		✓
Operations / technical	✓	✓		✓	✓			✓
Project management	✓	✓	✓	✓	✓	✓		✓
Global experience		✓	✓	✓	✓	✓	✓	✓
Strategy development	✓	✓	✓	✓	✓	✓	✓	✓
Environment and sustainability	✓	✓	✓	✓	✓	✓	✓	✓
Audit committee financial expert	✓		✓				✓
Financial expertise	✓	✓	✓	✓	✓	✓	✓	✓
Government relations		✓		✓	✓	✓		✓
Information technology / cybersecurity oversight				✓			✓
Executive compensation	✓	✓	✓	✓	✓	✓	✓	✓
Risk management	✓	✓	✓	✓	✓	✓	✓	✓

(a)B.W. Corson is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)J.R. Whelan is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.

Independence of our board members and nominees

Five out of seven of the director nominees are independent.

The board is currently composed of seven directors, six of whom will be standing for re-election at the annual meeting of shareholders on May 8, 2025. B.W. Corson is a current director and has chosen not to stand for re-election. J.R. Whelan is not currently a director and is being nominated for election as a director. The majority of the nominees (five out of seven) are independent. The independent directors and nominees are not employees of the company.

The board determines independence on the basis of the standards specified by National Instrument 52-110 Audit Committees (NI 52-110), the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC. The board has reviewed relevant relationships between the company and each nonemployee director and director nominee to determine compliance with these standards.
Based on the directors’ responses to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. B.W. Corson is a director and chairman, president and chief executive officer of the company and is not considered to be independent. In connection with his upcoming retirement from the company, Mr. Corson has chosen not to stand for re-election at the annual meeting of shareholders on May 8, 2025 and J.R. Whelan is being nominated for election as a director for the first time. Mr. Whelan has been appointed as president of the company effective April 1, 2025, as chief executive officer effective at the conclusion of the annual meeting, and, provided that Mr. Whelan is elected as a director at the meeting, as chairman effective at the conclusion of the meeting. If elected, Mr. Whelan will also be a non-independent director. The board believes that both Mr. Corson and Mr. Whelan's extensive knowledge of the business of the company and Exxon Mobil Corporation has been and will be beneficial to the other directors and their participation enhances the effectiveness of the board.
N.A. Hansen is also a non-independent director as he is an employee of Exxon Mobil Corporation. Mr. Hansen holds the position of senior vice-president, energy products at ExxonMobil Product Solutions Company, a division of Exxon Mobil Corporation. The company believes that Mr. Hansen, although deemed non-independent under the relevant standards by virtue of his employment, can be viewed as independent of the company’s management and that his ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director and/or nominee	Management	Independent	Not independent	Reason for non-independent status
D.W. Cornhill		✓
B.W. Corson (a)	✓		✓	B.W. Corson is a director and chairman, president and chief executive officer of Imperial Oil Limited.
S.R. Driscoll		✓
J.N. Floren		✓
G.J. Goldberg		✓
N.A. Hansen			✓	N.A. Hansen is an employee of Exxon Mobil Corporation.
M.C. Hubbs		✓
J.R. Whelan (b)	✓		✓	If elected, J.R. Whelan will be chairman, president and chief executive officer of Imperial Oil Limited.
(a)B.W. Corson is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)J.R. Whelan is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.

Committee membership of our board

Each standing committee is chaired by a different independent director and all of the independent directors are members of each committee.
The chart below shows the company’s current standing committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Safety and sustainability committee	Executive resources committee	Finance committee

D.W. Cornhill (c)	✓	✓	✓	✓	✓ Chair
B.W. Corson (a)	—	—	—	—	—
S.R. Driscoll (c)	✓	✓ Chair	✓	✓	✓
J.N. Floren	✓	✓	✓ Chair	✓	✓
G.J. Goldberg	✓	✓	✓	✓ Chair	✓
N.A. Hansen (a)	✓	—	✓	✓	✓
M.C. Hubbs (c)	✓ Chair	✓	✓	✓	✓
(a)Not independent directors. Mr. Corson is a current director and has chosen not to stand for re-election.
(b)All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)Audit committee financial experts under U.S. regulatory requirements.
In addition to its standing committees, the board may establish ad hoc committees or special committees from time to time. One special committee, chaired by D.W. Cornhill and consisting of the five independent directors, was established in September, 2022 and remained active for the purposes of considering certain matters until it was dissolved in February, 2024.

Number of meetings

The board meets at least seven times each year to ensure regular oversight and timely decision-making.
The chart below shows the number of board and standing committee meetings held in 2024. This includes seven regular meetings and one additional special meeting of the board.

Meetings of the board and standing committees in 2024:

Attendance of our board members in 2024

100% board and standing committee meeting attendance from all members.
The following chart provides a summary of the attendance record of each of the directors and nominees in 2024. The attendance record of each director nominee is also set out in their biographical information within the nominee section. The attendance chart also provides an overall view of the attendance per standing committee. Senior management directors and other members of management periodically attend standing committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Safety and sustainability committee	Nominations and corporate governance committee	Finance committee	Annual meeting	Total	Percentage by director

D.W. Cornhill	8 of 8	6 of 6	7 of 7	4 of 4	6 of 6	6 of 6 (chair)	1 of 1	38 of 38	100%
B.W. Corson	8 of 8 (chair)	—	—	—	—	—	1 of 1	9 of 9	100%
M.R. Crocker (a)	3 of 3	—	3 of 3	2 of 2	3 of 3	2 of 2	1 of 1	14 of 14	100%
S.R. Driscoll	8 of 8	6 of 6 (chair)	7 of 7	4 of 4	6 of 6	6 of 6	1 of 1	38 of 38	100%
J.N. Floren	8 of 8	6 of 6	7 of 7	4 of 4 (chair)	6 of 6	6 of 6	1 of 1	38 of 38	100%
G.J. Goldberg	8 of 8	6 of 6	7 of 7 (chair)	4 of 4	6 of 6	6 of 6	1 of 1	38 of 38	100%
N.A. Hansen (b)	5 of 5	—	4 of 4	2 of 2	3 of 3	4 of 4	1 of 1	19 of 19	100%
M.C. Hubbs	8 of 8	6 of 6	7 of 7	4 of 4	6 of 6 (chair)	6 of 6	1 of 1	38 of 38	100%
Percentage by committee	100%	100%	100%	100%	100%	100%	100%	232 of 232	Overall attendance 100%

(a)M.R. Crocker did not stand for reelection in 2024 and resigned from the board and its committees on April 30, 2024.
(b)N.A. Hansen was elected to the board and its committees on April 30, 2024.

Other public company directorships of our board members and nominees

No director or nominee serves on more than two boards of another reporting issuer.
The following table shows which directors and nominees serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director or nominee	Other reporting issuers of which director or nominee is also a director	Type of company	Stock symbol: Exchange	Committee appointments

D.W. Cornhill	AltaGas Ltd.	Diversified energy company	ALA:TSX	Environment, health and safety committee
B.W. Corson (a)	—	—	—	—
S.R. Driscoll	Empire Company Limited	Food retailing	EMP.A:TSX	Audit committee (chair), Nominating committee, and Corporate governance and social responsibility committee
J.N. Floren	West Fraser Timber Co. Ltd	Basic Materials- Forest Products	WFG:TSX	Health, safety and environment committee (chair), Human resources and compensation committee, and Governance and nominating committee
G.J. Goldberg	BHP Group Limited	Basic Materials- Other industrial Metals and mining	BHP:ASX	Sustainability committee and Nomination and governance committee
N.A. Hansen	—	—	—	—
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Human resources and compensation committee and Safety and sustainability committee (chair)
J.R. Whelan (b)	—	—	—	—

(a)B.W. Corson is a current director and has chosen not to stand for re-election at the annual meeting of shareholders.
(b)J.R. Whelan is not currently a director and is being nominated for election as a director at the annual meeting of shareholders.
Interlocking directorships of our board nominees
As of the date of this proxy circular, there are no interlocking public company directorships among the nominees.

Director qualification and selection process

Our board of directors is composed of individuals with diverse qualifications ensuring the skills needed to oversee the company's operations and drive long-term success.

The nominations and corporate governance committee is responsible for identifying and recommending new candidates for board nomination. The committee identifies candidates from a number of sources, including executive search firms and referrals from existing directors. The process for selection is described in paragraph 11(a) of the Board of Directors Charter found in Appendix A of this circular. The committee will consider potential future candidates as required.
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
•Audit committee financial expert (also see the financial expert section in the audit committee table starting on page 136)
•Expertise in financial matters (Financial expertise)
•Expertise in managing relations with government (Government relations)
•Expertise in information technology and cybersecurity oversight (Information technology / cybersecurity oversight)
•Expertise in executive compensation policies and practices (Executive compensation)
•Expertise in oversight of risk management policies and practices (Risk management)
The nominations and corporate governance committee may consider the following additional factors in assessing potential nominees:
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
The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether the candidate is able to fill any gaps in such experience, expertise and diversity of age, regional association, gender and other diversity elements. More detailed information on diversity of the board can be found at page 149. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest.
Candidates are expected to remain qualified to serve for a minimum of five years and independent directors are expected to achieve ownership of no less than 16,500 common shares, deferred share units and restricted stock units within five years of becoming an independent director.
When the committee is recommending candidates for re-nomination, it assesses such candidates against the criteria for re-nomination as set out in paragraph 11(b) of the Board of Directors Charter found in Appendix A of this circular. Candidates for re-nomination are expected not to change their principal position, the thrust of their involvement or their regional association in a way that would significantly detract from their value as a director of the corporation. They are also expected to continue to be compatible with the criteria that led to their selection as nominees. Under exceptional circumstances, the nominations and corporate governance committee, on the request of the chairman, may continue to support the nomination of a director who has attained the mandatory retirement age.
In 2024 and 2025, the nominations and corporate governance committee, together with the executive resources committee, carried out a succession process that led to the nomination and appointment of J.R. Whelan as the successor to B.W. Corson. The chief executive officer succession process was led jointly by the chair of the nominations and corporate governance committee, the chair of the executive resources committee, the lead director and the chairman, president and chief executive officer, Mr. Corson. A shortlist of potential candidates was developed and Mr. Whelan was selected as the preferred candidate to succeed Mr. Corson. The board and separately, the five independent directors, interviewed Mr. Whelan. The independent directors unanimously agreed to convey their support to the board regarding Mr. Whelan's nomination and appointments. In February 2025, the board approved the nomination of Mr. Whelan for director at the annual meeting of shareholders on May 8, 2025, the appointment of Mr. Whelan as president effective April 1, 2025 and as chief executive officer effective at the conclusion of such meeting and (provided that Mr. Whelan is elected as a director) as chairman effective at the conclusion of such meeting.
Director orientation, education and development

The company regularly provides in-depth presentations to the directors on relevant and emerging issues and encourages continuing education opportunities.

The corporate secretary organizes an orientation program for all new directors. In a series of meetings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, organizational structure, security, information technology management and on critical planning and reserves processes. They also receive key governance and disclosure documents and a comprehensive board manual which contains a record of historical information about the company, by-laws, company policies, the charters of the board and its committees, other relevant company business information, information on directors’ duties and additional board related activities and calendars. Shortly after his election to the board, N.A. Hansen completed an extensive orientation program with the company’s corporate secretary and senior managers of various departments. Mr. Hansen participated in comprehensive onboarding sessions, including in-depth reviews of the company’s history, culture, practices, businesses and operations, risk framework, and ethics and other foundational policies, and in-depth reviews of legal and regulatory requirements, the Canadian climate framework, the company's emissions profile, emissions-related targets and plans for achieving such targets, and energy industry dynamics in general. With J.R. Whelan being nominated for election for the first time this year, the corporate secretary will coordinate an orientation shortly after his election to the board.

Board and committee members participate in continuing education and maintain oversight over company operations through regular presentations by management, which focus on providing and discussing more in-depth information about key aspects of the business. Subject to exceptional circumstances, each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. These site visits help directors better understand the strengths and business opportunities unique to various operations and markets across the country, and enhance the board’s perspective of the integrated nature of the company’s business. In 2024, the board visited the Cold Lake upstream facility in Cold Lake, Alberta, Canada, for a tour of the oil sands facilities and presentations specific to the operations.

One way in which the board and its committees exercise oversight is through regularly receiving and discussing presentations and updates that focus on performance, strategy and opportunities for the business. In 2024, director oversight included regular reviews of upstream and downstream operations, performance, plans and strategies, risk management and business controls, safety, environmental performance and sustainability, climate strategy, and board engagement relating to the Kearl environmental protection order.

Recognizing the importance of oversight relating to cybersecurity and artificial intelligence, the board also reviewed and considered presentations relating to information technology and cybersecurity strategies to assess the security and integrity of the company's information, systems and assets, including risks relating to the use of artificial intelligence technologies by the company and others. The board also reviewed presentations on the company’s risk assessment processes for forced labour and child labour in its supply chain.
With strong market conditions and business performance throughout the year, the board focused on strategic direction, operational priorities, capital allocation and prioritizing shareholder returns. This included reviews and approval of renewal and acceleration of the company's normal course issuer bid.
The board also maintained oversight over the company’s various environmental, social and governance initiatives throughout the year. There was a continued focus by the board on the company’s progress with emissions reduction initiatives, including the company’s continued participation in the Pathways Alliance and setting and tracking emissions reduction goals. The board also undertook reviews of disclosure and emissions performance, safety performance, Canada climate policy updates and a review of the company's regulatory compliance framework and management system. Please see the Risk oversight section for more information on the board’s role in relation to the environment.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2024, the directors considered presentations on ExxonMobil’s global internal audit process and strategy, cybersecurity, ExxonMobil’s corporate strategy, and its Global Outlook.
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
Directors are encouraged to participate in other continuing education programs and events to ensure their skills and knowledge remain current. In 2024, one or more directors participated in continuing education provided by third parties pertaining to, among other things, board oversight of climate governance and the energy transition, cybersecurity, board strategy, and accounting and financial courses. Furthermore, the board recognizes the importance of the company's relationships with Indigenous communities and acknowledges the calls to action of the Truth and Reconciliation Commission of Canada, and all of the independent directors have completed the "4 Seasons of Reconciliation" course provided by the Indigenous Continuing Education Centre of the First Nations University of Canada.
Board performance assessment

Our board conducts regular performance assessments to ensure effective governance and continuous improvement.

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. For 2024, the directors engaged in a performance assessment with the lead director and with the chairman, president and chief executive officer, which includes discussion and evaluation of the board and each committee’s effectiveness in various areas. The lead director and the chairman, president and chief executive officer also each meet regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discuss a summary of these assessment outcomes in the first quarter of each year.

Board and committee structure

The structure of the company’s board and its committees helps the directors to effectively oversee the company’s operations and make informed decisions.
Leadership structure
The company has chosen to combine the positions of chairman, president and chief executive officer. The board believes the interests of all shareholders are best served at the present time through a leadership model with a combined chairman and chief executive officer position and an independent lead director selected by and from the independent directors.

Through more than 41 years of experience with ExxonMobil and Imperial, the current chief executive officer possesses an in-depth knowledge of the evolving energy industry supply and demand fundamentals and the array of challenges to be faced by the company. The board believes that the extensive experience and other insights put the chief executive officer in the best position to provide broad leadership for the board as it considers strategy and exercises its fiduciary responsibilities. Further, the board has demonstrated its commitment and ability to provide independent oversight of management. The position description of the chief executive officer is fully described in paragraph 14(a) of the Board of Directors Charter attached as Appendix A.

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
Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2024, chaired by the lead director. The purposes of the executive sessions of the board include the following and are more fully described in paragraph 10 of the Board of Directors Charter attached as Appendix A:
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

Committee structure
The board has created five standing committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. N.A. Hansen is also a member of each committee, with the exception of the audit committee, which is composed entirely of independent directors.
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

Risk oversight

The board and its committees are responsible for overseeing the company’s risk management framework, crucial for ensuring the organization’s stability and long-term success.
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
•capital project management systems;
•IT risk management (including information technology, systems and cybersecurity including in respect of artificial intelligence);
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

The safety and sustainability committee oversees the policies and practices that manage environment, health, safety and security risk. The committee regularly engages with senior management on climate matters and our environmental practices and performance, including reviews of, and briefings from subject-matter experts on, compliance with legislation and the assessment of public policy impacts on corporate performance, health and safety systems and performance, new technology developments, and the risks, actions and disclosure associated with climate change and the energy transition. In 2024, this included an in-depth review of the company’s regulatory compliance framework and management processes through its operations integrity management system and of the company's environmental performance and focus areas including in respect of progressive reclamation, decommissioning and remediation, water conservation and use, air quality improvement, waste management and land use and biodiversity. Additionally, the committee and board provide oversight over the company's emission reduction goals and performance.
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
Directors	(as shown in photo from left to right) ● M.C. Hubbs ● N.A. Hansen ● G.J. Goldberg ● B.W. Corson (chair) ● S.R. Driscoll ● J.N. Floren ● D.W. Cornhill
Number of meetings
Eight meetings of the board of directors were held in 2024, which included one special meeting of the board. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held eight executive sessions in 2024.

Board highlights in 2024
●   Regularly discussed industry activity, market updates and company initiatives.
●   Regularly discussed operational and project updates, including active oversight of the company’s response to the Kearl environmental protection order.
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
●   Implemented various mechanisms for enhancing shareholder returns, such as increasing the dividend, and renewing and accelerating the company’s normal course issuer bid program.
●   Provided oversight in support of safety, environmental performance and sustainability.
●   Regularly discussed climate change policies, risks, opportunities and the company’s climate strategy, including the company’s continued membership in the Pathways Alliance.
●   Carried out a site visit to the company’s Cold Lake facilities.
●   Reviewed various stages of company projects such as Strathcona renewable diesel, Cold Lake Grand Rapids, Leming SAGD redevelopment, and Enhanced Bitumen Recovery Technology (EBRT) pilot.

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
● D.W. Cornhill

Number of meetings
Six meetings of the audit committee were held in 2024. The committee members met in camera without management present at all regularly scheduled meetings and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2024
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
●   Oversaw update of financial system of record, leveraging best-in-class financial consolidation and reporting tools.

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

Committee members	● G.J. Goldberg (chair)	● J.N. Floren
	● D.W. Cornhill (vice-chair)	● N.A. Hansen
	● S.R. Driscoll	● M.C. Hubbs
None of the members of the executive resources committee currently serves as a chief executive officer of another company.
Number of meetings	Seven meetings of the executive resources committee were held in 2024.
Committee highlights in 2024
●   Evaluated performance and approved compensation for CEO and other executive officers.
●   Approved overall compensation budget and incentive program for the company.
●   Reviewed a number of workforce and organizational changes.
●   Continued focus on succession planning for senior management positions.

Committee members relevant skills and experience	All committee members had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. D.W. Cornhill, S.R. Driscoll, J.N. Floren G.J. Goldberg and M.C. Hubbs serve or have served on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.
Role in risk oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.
Independence	The members of the executive resources committee are independent, with the exception of N.A. Hansen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, views Mr. Hansen as a related director and independent of management and who may participate as a member of the company’s executive resources committee. Mr. Hansen’s participation helps to ensure an objective process for determining compensation of the company’s officers and directors and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

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

Committee members	● J.N. Floren (chair)	● S.R. Driscoll
	● G.J. Goldberg (vice-chair)	● N.A. Hansen
	● D.W. Cornhill	● M.C. Hubbs

Number of meetings	Four meetings of the safety and sustainability committee were held in 2024.
Committee highlights in 2024	● Personnel and process safety systems performance and incident review.
●   Environmental performance review (emissions, wildlife, waste, water) including ongoing oversight and guidance related to the Kearl environmental protection order.
●   Emergency preparedness and security incident review.
●   Updates on material Canadian policy developments.
●   In 2024, the company committed $19.2M through community benefits agreements to Indigenous communities across Canada.
●   The company surpassed $6 billion in spending with Indigenous businesses since 2008, and achieved the highest annual business spend in 2024 ($925M).
●   In 2024, Imperial hosted the first ever National Gathering in Cold Lake, Alberta which brought together Indigenous employees and allies from across the company to come together, share experiences, mentor and support each other.

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

Independence	The members of the safety and sustainability committee are independent, with the exception of N.A. Hansen.

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

Committee members	● M.C. Hubbs (chair)	● S.R. Driscoll
	● J.N. Floren (vice-chair)	● G.J. Goldberg
	● D.W. Cornhill	● N.A. Hansen

Number of meetings	Six meetings of the nominations and corporate governance committee were held in 2024.
Committee highlights in 2024	● Approval of the statement of corporate governance practices.
●   Engagement in board and committee self-assessment.
●   Review of director compensation principles.
●   Recommendation to establish the lead director position.
●   Recommendation for changes to board and committee charters to reflect mandates of those committees.

Role in risk oversight	The nominations and corporate governance committee oversees risk by implementing an effective program for corporate governance, including board composition and succession planning.
Independence	The members of the nominations and corporate governance committee are independent, with the exception of N.A. Hansen, who is not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to his employment with Exxon Mobil Corporation. However, the Canadian Coalition for Good Governance’s policy, “Governance Differences of Equity Controlled Corporations”, views Mr. Hansen as a related director and independent of management and who may participate as a member of the company’s nominations and corporate governance committee. Mr. Hansen’s participation helps to ensure an objective nominations process and assists the deliberations of this committee by bringing the views and perspectives of the majority shareholder.

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

Committee members	● D.W. Cornhill (chair)	● G.J. Goldberg
	● S.R. Driscoll (vice-chair)	● N.A. Hansen
	● J.N. Floren	● M.C. Hubbs

Number of meetings	Six meetings of the finance committee were held in 2024.
Committee highlights in 2024
●   Review and recommendation of the company’s corporate and finance plans.
●   Review and recommendation of dividend declarations.
●   Review and recommendation of share buyback program.
●   Review and recommendation of the company's pension plan asset allocation.

Role in risk oversight	The finance committee oversees risk by implementing and overseeing effective policies, practices and procedures, and by carefully considering various risk and other factors in connection with specific proposals for capital expenditures, budget additions and strategic initiatives and plans.
Independence	The members of the finance committee are independent, with the exception of N.A. Hansen.

Director compensation
Director compensation discussion and analysis

 The compensation offered to our nonemployee directors has both a cash and an equity component with long vesting periods to attract and retain qualified directors while aligning their interests with those of the shareholders.

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
Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees (including compensation for acting as lead director) in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to provide them with additional motivation to promote sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 142.
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
The comparator companies included in the benchmark sample are:
–Energy: Canadian Natural Resources Limited, Cenovus Energy Inc., Enbridge Inc., Ovintiv Inc., Parkland Fuel Corporation, Suncor Energy Inc., and TC Energy Corporation
–Non-energy: Air Canada, BCE Inc., Canadian National Railway Company, Nutrien Ltd., Royal Bank of Canada, Teck Resources Limited, and TELUS Corporation

Hedging policy
Company policy prohibits all employees, including executives, and directors, from being a party to derivative or similar financial instruments, including puts, calls, or other options, future or forward contracts, or equity swaps or collars, with respect to the company or Exxon Mobil Corporation stock.
For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 155.
Compensation details
Board retainer
The compensation of the nonemployee directors consists of a cash retainer and a grant of restricted stock units, and is assessed annually. The last adjustment to director compensation was in 2021, when the nominations and corporate governance committee proposed, and the board approved, an increase to the annual grant of restricted stock units from 3,000 to 3,300 while maintaining the annual retainer for board membership at $110,000. In February 2024, the role of lead director was created and additional compensation for the director serving in this position was set at $45,000 annually.

In October 2024, the committee recommended and the board approved maintaining the current compensation for non-employee directors. This includes an annual cash retainer of $110,000 and a grant of 3,300 restricted stock units. The additional annual cash retainer for the lead director remains at $45,000.

The following table summarizes the compensation terms for the nonemployee directors in 2024:

Director compensation
Annual retainer terms:
Cash compensation for all non-employee directors: (a)
Board membership	$110,000
Committee chair	None
Cash compensation for lead director: (b)
Lead director	$45,000
Equity based compensation:
Restricted stock units	3,300 units
(50% vests on each of the 5th and 10th anniversary dates of the grant)
(a)    The nonemployee directors may elect to take all or a portion of the cash compensation in the form of deferred share units. Nonemployee directors who are elected or appointed to the board during the year receive the full restricted stock unit grant and a pro-rated cash retainer based on the appointment or election date.
(b)    The lead director may elect to take all or a portion of the lead director cash compensation in the form of deferred share units.
In addition to compensation for board membership, the board determines the compensation for special committee membership when the committee is established. There was no cash retainer in connection with the special committee that was in place until February 2024.
Equity based compensation
Deferred share units
In 1999, an additional form of long-term incentive compensation (“deferred share units”) was made available to nonemployee directors. Nonemployee directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2024.

Director	Election for 2024 director compensation in cash (%)	Election for 2024 director compensation in deferred share units (%)
D.W. Cornhill (a)	0	100
S.R. Driscoll	0	100
J.N. Floren	0	100
G.J. Goldberg	0	100
M.C. Hubbs	0	100

(a)D.W. Cornhill was appointed as lead director in 2024 and has elected to receive his director fees and lead director fees in deferred share units.

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
Restricted stock units
In addition to the cash fees described above, the company pays a significant portion of director compensation in restricted stock units to align director compensation with the long-term interests of shareholders. The restricted stock unit plan is described in more detail beginning on page 161.
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
(i)the cash dividend payable for a common share; multiplied by
(ii)the number of unvested restricted stock units held by the nonemployee directors on the dividend record date.
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2024.

Director (a)	Annual retainer for board membership ($) (b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compensation ($)
D.W. Cornhill	155,000	3,300	—	155,000	330,957	80,474	566,431
S.R Driscoll	110,000	3,300	—	110,000	330,957	9,855	450,812
J.N. Floren	110,000	3,300	—	110,000	330,957	9,855	450,812
G.J. Goldberg	110,000	3,300	—	110,000	330,957	9,855	450,812
M.C. Hubbs	110,000	3,300	—	110,000	330,957	85,717	526,674
(a)As directors employed by the company or Exxon Mobil Corporation in 2024, B.W. Corson and N.A. Hansen did not receive compensation for acting as directors.
(b)"Annual retainer for board membership" includes the cash compensation for both board membership and lead director for D.W. Cornhill.
(c)“Total fees paid in cash” is the portion of the “Annual retainer for board membership” that the director elected to receive as cash. This amount is reported as “Fees earned” in the Director compensation table on page 145.
(d)“Total value of deferred share units” is the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units, as set out in the previous table on page 142. This amount plus the “Total value of restricted stock units” amount is shown as “Share-based awards” in the Director compensation table on page 145.
(e)The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, December 4, 2024 ($100.29).
(f)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2024, D.W. Cornhill received $42,110 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $38,232 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, S.R Driscoll received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, J.N. Floren received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, G.J. Goldberg received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, M.C. Hubbs received $39,120 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $46,465 in lieu of dividends on deferred share units, and insurance premiums of $132.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2024 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)
D.W. Cornhill	—	485,957	—	—	—	80,474	566,431
S.R. Driscoll	—	440,957	—	—	—	9,855	450,812
J.N. Floren	—	440,957	—	—	—	9,855	450,812
G.J. Goldberg	—	440,957	—	—	—	9,855	450,812
M.C. Hubbs	—	440,957	—	—	—	85,717	526,674
(a)As directors employed by the company or Exxon Mobil Corporation in 2024, B.W. Corson and N.A. Hansen did not receive compensation for acting as directors.
(b)Represents all fees awarded, earned, paid or payable in cash for services as a director. The nonemployee directors are able to receive all or part of their directors’ fees in the form of deferred share units.
(c)Represents the value of the restricted stock units (calculated by multiplying the number of units by the closing price of the company’s shares on the date of grant), plus the value of deferred share units (calculated by the portion of the “Annual retainer for board membership” that the director elected to receive as deferred share units as noted on page 142).
(d)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2024, D.W. Cornhill received $42,110 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $38,232 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, S.R Driscoll received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, J.N. Floren received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, G.J. Goldberg received $5,940 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $3,783 in lieu of dividends on deferred share units and insurance premiums of $132. In 2024, M.C. Hubbs received $39,120 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $46,465 in lieu of dividends on deferred share units, and insurance premiums of $132.

Five-year look back at total compensation paid to nonemployee directors
Year	Amount ($)
2020	1,073,527
2021	1,557,202
2022	2,153,807
2023	2,294,893
2024	2,445,541

Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2024 and does not include common shares owned by the director.

		Option-based awards			Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)
D.W. Cornhill	—	—	—	—	37,726	3,342,146
S.R. Driscoll	—	—	—	—	8,951	792,969
J.N. Floren	—	—	—	—	8,951	792,969
G.J. Goldberg	—	—	—	—	8,951	792,969
M.C. Hubbs	—	—	—	—	39,626	3,510,467
(a)As directors employed by the company or Exxon Mobil Corporation in 2024, B.W. Corson and N.A. Hansen did not receive compensation for acting as directors.
(b)Represents restricted stock units and deferred share units held as of December 31, 2024.
(c)Value is based on the closing price of the company’s shares on December 31, 2024 ($88.59).

Incentive plan awards for directors - Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2024.

Name (a)	Option-based awards –Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)
D.W. Cornhill	—	154,164	—
S.R. Driscoll	—	—	—
J.N. Floren	—	—	—
G.J. Goldberg	—	—	—
M.C. Hubbs	—	154,164	—
(a)As directors employed by the company or Exxon Mobil Corporation in 2024, B.W. Corson and N.A. Hansen did not receive compensation for acting as directors.
(b)Represents restricted stock units granted in 2019, which vested in 2024. Value is based on the average of the weighted-average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date.

Share ownership guidelines of independent directors and chairman, president and chief executive officer

Share ownership guidelines are established to align interests with those of shareholders, thereby promoting the creation of long-term value.
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
The board of directors believes that these share ownership guidelines result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 116,705 shares which meets the required guideline.

	Minimum share ownership requirement	Time to fulfill
Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment
Independent directors	16,500 shares	Within 5 years of initial appointment
The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 14, 2025, the record date of the management proxy circular.

Director	Director since	Amount acquired since last report (February 16, 2024 to February 14, 2025) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met
D.W. Cornhill	November 29, 2017	3,809	50,226	4,934,705	16,500	Yes
B.W. Corson	September 17, 2019	62,100	472,500	46,423,125	Five times base salary	Yes
S.R. Driscoll	May 2, 2023	4,529	8,951	879,436	16,500	Yes (b)
J.N. Floren	May 2, 2023	4,529	8,951	879,436	16,500	Yes (b)
G.J. Goldberg	May 2, 2023	4,529	8,951	879,436	16,500	Yes (b)
M.C. Hubbs	July 26, 2018	3,490	39,626	3,893,255	16,500	Yes
Total accumulated holdings (#) and value of directors’ holdings ($)			589,205	57,889,393

(a)The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 14, 2025 ($98.25).
(b)S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines for independent directors of 16,500 shares within the required five years from such date.
For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 155.

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
The board has adopted a written code of ethics and business conduct (the “Code”) which can be found on the company’s website at https://www.imperialoil.ca/investors/corporate-governance/ethics-and-standards-of-business-conduct and on SEDAR+ at www.sedarplus.ca, including any applicable amendments. The Code applies to each of the company’s directors, officers and employees, and consists of the ethics policy, the conflicts of interest policy, the corporate assets policy, the directorships policy and the procedures and open door communication. No person in the company has the authority to make exceptions or grant waivers with respect to its foundational policies. There have been no material change reports filed in the past 12 months pertaining to conduct of a director or executive officer that constitute a departure from the Code. In addition, the directors of the company must comply with the conflict of interest provisions of the Canada Business Corporations Act, as well as the relevant securities regulatory instruments, in order to ensure that the directors exercise independent judgment in considering transactions and agreements in respect of which such director has a material interest.
Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls and procedures by various means, including to their supervisors or the company’s ethics advisor, controller or internal auditor. Imperial also has an ethics “hotline” that is operated by a third-party service provider and offers confidential, anonymous reporting 24 hours a day, seven days a week. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters are to be referred directly to the internal auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. No action may be taken or threatened against employees for asking questions, voicing concerns, or making complaints or suggestions in good faith.
Management provides the board of directors with a review of corporate ethics and conflicts of interest on an annual basis. The company’s internal auditors audit each business line’s compliance with the program and report to the audit committee. Directors, officers and employees review the company’s standards of business conduct (which includes the Code) on an annual basis, with independent directors and employees being required to sign a declaration confirming that they have read and are familiar with the standards of business conduct. In addition, every two years a business practices review is conducted in which managers review the standards of business conduct with all employees in their respective work units.
The board, through its audit committee, examines the effectiveness of the company’s internal control processes and management information systems. The board consults with the external auditor, the internal auditor and the management of the company to ensure the integrity of the systems.
There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. The audit committee is composed entirely of independent directors. Each other committee is composed entirely of the independent directors and N.A. Hansen, who is an employee of Exxon Mobil Corporation and although deemed non-independent under the relevant standards by virtue of his employment, is viewed as independent of the company’s management.
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

The independent directors conduct executive sessions in the absence of members of management, which are held in conjunction with every board meeting. Eight executive sessions were held in 2024. The executive sessions of the board are chaired by the lead director.
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

Structures and processes are in place to caution, track and monitor reporting insiders, nonemployee directors and key employees with access to sensitive information with respect to personal trading in the company’s shares. The company's Code of Ethics and its Insider Trading and Blackout Guidelines prohibit all directors, officers and employees of the company, as well as the company itself, from securities transactions (including transactions involving the purchase, sale and/or other disposition of the company's shares or securities of other issuers) based on material, non-public information learned through their positions with the company. The company believes that this policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The company also has guidelines regarding processes and procedures relating to corporate disclosure, insider trading, and trading bans that are applicable to all directors, officers and employees.
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
The company does not have a formal written policy relating to the identification and nomination of directors who are women, Aboriginal peoples, persons with disabilities or members of visible minorities (the “designated groups”, as defined under the Employment Equity Act (Canada)), and has not adopted a target regarding members of the designated groups on its board. With the objective of fostering a diversity of expertise, viewpoint and competencies, the board charter provides that the nominations and corporate governance committee may consider a number of factors, including gender and membership in other designated groups, in assessing potential nominees.

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

As of the date of this proxy circular, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	10 of 23	43
Aboriginal peoples	0 of 23	0
Persons with disabilities	0 of 23	0
Members of visible minorities	3 of 23	13
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
The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. In 2024, these events were largely held as in-person engagements. Pertinent materials from these hosted events are available on the company’s website.
The company also hosts regular quarterly earnings calls in connection with earnings releases, and archives of these calls (including transcripts) are available on the company’s website for one year after each call. These calls allow the company to provide more insight and context regarding the company’s performance, as well as directly address questions from the investment community.
The company took a number of steps to ensure active engagement through the annual meeting that was held in a virtual only format. Shareholders had the opportunity to attend and ask questions in real time (either personally or by appointing a proxyholder), and the company encouraged engagement from shareholders prior to the event. This format allowed shareholders to attend the meeting, ask questions and provide direct feedback to management, when they may not otherwise have been able to attend in person. The webcast and presentation materials from the annual general meeting, along with the outcome of the voting on each resolution, are available on the company’s website for one year.
The company annually solicits questions and comments from shareholders through the annual meeting of shareholders. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders, and those requiring a response are answered individually. In addition, the company’s Investor Relations team responds to shareholder queries throughout the year, and proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, including with respect to environment, social and governance topics, as well as optimal engagement approaches. In 2024, shareholder engagement and discussion involved a broad range of topics including capital allocation strategy, corporate guidance and operational performance, company growth plans, emission reduction plans and the Pathways Alliance, and corporate strategy including with respect to the energy transition. Investor perspectives were a factor considered in decision making, and investor feedback was incorporated into company disclosure improvement efforts.

Communicating with the board
Shareholders, employees and others can contact the board directly by writing to:
Chair of the Board of Directors
c/o Corporate Secretary
Imperial Oil Limited
505 Quarry Park Blvd SE
Calgary, AB, Canada T2C 5N1

Largest shareholder

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.
To the knowledge of the directors and executive officers of the company, the only shareholder who, as of February 14, 2025, owned beneficially, or exercised control or direction over, directly or indirectly, more than ten percent of the outstanding common shares of the company, is Exxon Mobil Corporation, 22777 Springwoods Village Parkway, Spring, Texas, 77389-1425, which owns beneficially 354,294,928 common shares, representing approximately 69.6 percent of the outstanding voting shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.
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

On June 24, 2024, the company implemented a new 12-month “normal course issuer bid” share purchase program, allowing the company to purchase up to a maximum of 26,791,840 shares during the period June 29, 2024 to June 28, 2025. The program ended on December 19, 2024 upon the company purchasing the maximum allowable number of shares, with 8,144,739 common shares purchased on the open market and a corresponding 18,647,101 common shares purchased from ExxonMobil to maintain its shareholding at approximately 69.6 percent.

The amounts of purchases and revenues by the company and its subsidiaries for other transactions in 2024 with ExxonMobil and its affiliates were $3,617 million and $11,725 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities.
As at December 31, 2024, the company had an outstanding loan of $3,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2035, cancellable if ExxonMobil provides at least 370 days advance written notice.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company at year end 2024 are listed below, all of whom remain in their positions as of February 14, 2025. In connection with his upcoming retirement from the company, B.W. Corson has resigned as president effective April 1, 2025, and has resigned as chairman and chief executive officer effective at the conclusion of the annual meeting of shareholders on May 8, 2025. The board has appointed J.R. Whelan as president of the company effective April 1, 2025, as chief executive officer effective at the conclusion of the annual meeting of shareholders on May 8, 2025, and, provided that Mr. Whelan is elected as a director at such meeting, as chairman effective at the conclusion of such meeting.

Bradley W. Corson, 63
 Position held (date office held):
Chairman, president and chief executive officer
(2020 – Present)

 Other positions in the past five years (position, date office held and status of employer):
President
(2019 – 2020)

Calgary, Alberta, Canada

Daniel E. Lyons, 62
 Position held (date office held):
Senior vice-president, finance and administration, and controller
(2018 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the last five years

Calgary, Alberta, Canada

Cheryl L. Gomez-Smith, 56
Calgary, Alberta, Canada
 Position held (date office held):
Senior vice-president, upstream
(2024 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Director, safety and risk, global operations and sustainability, Exxon Mobil Corporation
(2019 – 2024) (affiliate)

Jim E. Burgess, 50
 Position held (date office held):
Treasurer
(2024 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Global process manager, Financial close, consolidation and external reporting, ExxonMobil Global Business Solutions
(2023 – 2024) (affiliate)
Enterprise consolidation and external reporting manager, ExxonMobil Global Business Solutions
(2023 – 2023) (affiliate)
Business services manager and controller, North Asia, ExxonMobil (China) Investment Co. Ltd.
(2019 – 2023) (affiliate)

Calgary, Alberta, Canada

Ian R. Laing, 51
 Position held (date office held):
Vice-president, general counsel and corporate secretary
(2020 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Assistant general counsel, downstream and corporate departments and corporate secretary
(2019 – 2020)

Calgary, Alberta, Canada

Other executive officers of the company
In addition to the named executive officers listed on the previous page, the following individuals are executive officers of the company as of February 14, 2025.

Sherri L. Evers, 48
 Position held (date office held):
Senior vice-president, sustainability, commercial development and product solutions
(2023 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Vice-president, commercial and corporate development
(2021 – 2023)

Fuels manager, Central and Eastern Canada, fuels and lubricants
(2018 – 2020)

Calgary, Alberta, Canada

Constance D. Gemmell, 58
Calgary, Alberta, Canada
 Position held (date office held):
Director, corporate tax
(2018 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the past five years

Christopher S. Leyerzapf, 49
Calgary, Alberta, Canada
 Position held (date office held):
Assistant controller
(2023 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Upstream controller
(2021 – 2023)

Upstream business analysis and reporting manager
(2019 – 2021)

Jonathan D. Morgan, 43
 Position held (date office held):
Vice-president, chemicals and Sarnia site complex manager
(2025 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Baton Rouge polyolefins plant manager, product solutions, Baton Rouge chemical plant, Exxon Mobil Corporation
(2022 – 2024) (affiliate)

Mont Belvieu plastics plant process manger, Mont Belvieu chemical plant, Exxon Mobil Corporation
(2019 – 2022) (affiliate)

Sarnia, Ontario, Canada

Rhonda G. Porter, 50
Calgary, Alberta, Canada
 Position held (date office held):
Vice-president, human resources
(2024 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Human resources manager, upstream and ExxonMobil Canada
(2020 – 2024)

Executive compensation
Compensation discussion and analysis

The compensation and discussion analysis and executive compensation tables outline Imperial's executive compensation program and process for determining pay as it applies to the named executive officers (NEOs).

For 2024, named executive officers were:

Brad W. Corson Chairman, president, and chief executive officer
Daniel E. Lyons Senior vice-president, finance and administration, and controller
Cheryl L. Gomez-Smith Senior vice-president, upstream
Jim E. Burgess Treasurer
Ian R. Laing Vice-president, general counsel and corporate secretary

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

In 2024, Imperial delivered strong business results across a wide range of performance dimensions. Imperial demonstrated its commitment to growing shareholder value while delivering affordable and reliable energy for societal needs and taking meaningful steps to support the energy transition. The company's disciplined approach and focus on cost management allows it to realize the full benefit of market conditions and deliver strong financial performance. For more information on the 2024 key business results see page 165.
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
The evolution of pay during 2022-2024 demonstrates the strength of our compensation program design: highly performance based, share-denominated, tied to business and individual performance, resulting in greater degree of volatility versus benchmark company programs and better aligned with the experience of our long-term shareholders.
The committee has reviewed and discussed the CD&A with management of the company. Based on that review and discussion, the committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2025 annual meeting of shareholders and annual report on Form 10-K. On behalf of the committee, I encourage you to read the comprehensive disclosure in the CD&A that follows. We are committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

G.J. Goldberg, Chair, executive resources committee	Members, executive resources committee D.W. Cornhill S.R. Driscoll J.N. Floren N.A. Hansen M.C. Hubbs

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

Reward outstanding performance
Highly differentiated pay-for-performance is foundational to the company's compensation program design. The extent to which executives achieve pre-established goals and deliver on the organization's commitments, assessed over near- and long-term horizons, is a key differentiating factor in executives' pay deliberations. Performance evaluation directly impacts level of base salary, bonus, and long-term incentive awards.

Promote retention
Long-term orientation also underpins how the company develops talent. It begins with recruiting exceptional people, and continues with individually planned experiences and training, which leads to broad development and a deep understanding of our business across the business cycle.
The compensation program is designed to attract and retain talent for a career through compensation that is market competitive, highly differentiated by individual performance, and promotes retention through long restriction periods.

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
✓ Annual assessment of compensation design

Overview

Accountability and performance | Pages 159 - 160
•The board reviews and approves corporate goals and objectives annually; integrated into company's plan cycle.
•Goals are cascaded at each level of leadership, tailored for area of responsibility; annual assessment versus planned goals results in differentiated pay outcomes.

Compensation design | Pages 161 - 163
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
Determining compensation
Annual compensation benchmarking | Page 164
•Focus on a range around the median of compensation benchmark peers, considering scale and complexity, tenure in position, individual and business performance.
Business performance | Page 165
Performance Dimension		Measurement
•Progress toward strategic objectives –Operations performance –Financial performance –Energy transition –Business portfolio		•Demonstrated leadership and accomplishments relative to established goals and objectives
Pay deliberations and decisions | Page 167
•Balances progress toward strategic objectives, business results, individual performance, and competitiveness of pay, taking into account experience in position

1 Refer to definitions and frequently used terms on page 172

Accountability and performance
The executive compensation program design is aligned with our business model and approach to talent development - long-term career oriented, performance differentiated, and adaptable to evolving strategic priorities through goal setting.
Strategic objectives
The company's long-term strategic objectives center around four key interdependent performance dimensions, reflective of the company's priority focus areas. These objectives are fully integrated into the company's plan and provide the framework for the organization to deliver on its commitments.

The strategic objectives have been established to drive sustainable growth in shareholder value while also positioning the company for long-term success in a lower-emissions future.

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
Plan goals
The company's long-term strategic objectives are translated into annual plan goals through a comprehensive process that incorporates corporate and functional plans. Plan goals are endorsed by the board.
A disciplined approach to establishing goals aligns executives to deliver on the company's strategic objectives.

The CEO is primarily responsible for executing the company's long-term strategic objectives, as translated into annual plan goals. CEO goals and objectives are inclusive of enterprise-wide initiatives. These include risk management, corporate reputation, talent management, research and technology, and management of major projects.

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

Long-term strategic objectives integrated to annual company plan process, corporate goals and objectives approved by the board

Performance evaluation
Chief executive officer
The committee evaluates the CEO's performance across all performance dimensions within the context of the company's long-term strategy and evaluates progress against plan goals and objectives, which are reflective of the company's strategic objectives. Financial and operating metrics available at time of review further support the committee's assessment.
Results of the annual performance evaluation inform level of pay, including salary, bonus, and restricted stock unit award. Details on pay deliberations can be found on page 167.

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

1 Non-GAAP financial measure – see definitions and frequently used terms on page 172
Progress towards delivering the company's business results and driving the strategic objectives is discussed throughout the year in various board and committee reviews. Financial and operating metrics are assessed over near- and long-term time horizons, taking into account the broader business environment. See page 165 for 2024 business performance results.
Executive officers
The CEO reviews the performance of all other executive officers, who are responsible to deliver the company's business results and drive the strategic objectives, with the board during the annual executive development review. Performance is evaluated based on accomplishments versus plan goals and objectives.
In addition to this formal annual assessment, the board evaluates the performance of all senior executives throughout the year during specific reviews and board meetings.
The committee also takes into account demonstrated leadership in sustaining sound business controls and a strong ethical and corporate governance environment.
The committee does not use quantitative targets or formulas to assess individual performance or determine compensation. Formula-based performance assessments and compensation typically require emphasis on two or three business metrics. For the company to be an industry leader and effectively manage the technical complexity and integrated scope of its operations, senior executives must advance multiple strategies and objectives in parallel, versus emphasizing one or two at the expense of others that require equal attention.

Leaders are held accountable to deliver and are assessed across all performance dimensions, balancing short- and long-term priorities

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
•Long restriction periods ensure that a significant portion of pay reflects the outcome of these decisions and aligns with the experience of long-term shareholders.
•A formula-based program would require a shorter time horizon to set meaningful, credible targets. A shorter-term program could encourage short-term decision making, which is not aligned with the long investment lead times and capital-intensive nature of the business.
•Example below shows net cash flow of a typical Imperial project aligning with the restricted stock program design for the Imperial CEO. It illustrates that short-term vesting occurs prior to determination of project financial success or failure and that longer-term vesting better aligns with shareholder returns resulting from investment decisions.

1 Refer to definitions and frequently used terms on page 172

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
•A share-denominated approach1 coupled with long restriction periods defines the risk/reward profile of stock-based performance awards and results in a greater degree of volatility versus alternate programs with a dollar-denominated approach.1
2024 decisions
•As in prior years, and as a matter of principle, the committee did not adjust share grants to offset changes in the share price, thus maintaining strong alignment in the experience of our executives and our long-term shareholders.
•Award grants for named executive officers reflect individual performance.
•Long-term award value up, reflective of strong stock price, $100.29 at 2024 grant versus $77.12 in 2023, and $72.62 in 2022.
Stock ownership1
•It is Imperial's policy that executives maintain significant stock ownership, with no accelerated vesting at retirement.
•The chairman, president and chief executive officer must, within three years of appointment, acquire shares of the company, including common shares and restricted stock units, of a value no less than five times base salary. B.W. Corson’s 2024 stock ownership, as shown on page 147, exceeds the minimum requirement.
•Long restriction periods result in stock ownership far exceeding ownership guidelines typical among other companies across industries. This aligns the interests of our executives with those of long-term shareholders and ensures focus on actions that create sustainable shareholder value over the long term.
•At retirement, outstanding shares will continue to vest over a 7 to 10 year period.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock units, referred to herein as Exxon Mobil Corporation restricted stock. B.W. Corson holds Exxon Mobil Corporation restricted stock granted in 2018 and previous years, as well as Imperial Oil restricted stock units granted since 2019. D.E. Lyons holds Imperial Oil restricted stock units granted since 2018, and Exxon Mobil Corporation restricted stock granted in 2017 and previous years is fully vested. C.L. Gomez-Smith holds Exxon Mobil Corporation restricted stock granted in 2023 and previous years, as well as Imperial Oil restricted stock units granted in 2024.

1 Refer to definitions and frequently used terms on page 172

Bonus program
Annual bonus program represents 10 to 20 percent of total direct compensation1, and is intended to link executive pay to annual company earnings performance.

Program design
•The committee establishes the overall size of the bonus program. In establishing the annual bonus program, the committee:
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
•A bonus award matrix is used to determine individual award levels based on pay grade and individual performance.
•Tie to year-over-year change in earnings coupled with individual performance defines the risk/reward profile of the bonus program and results in greater degree of volatility versus market practice, aligned with our approach to executive compensation as discussed on page 157.
•Bonus delivered in cash in year of grant.
•Full bonus award subject to clawback, see page 170.

2024 decisions
•2024 bonus program was approved at a lower level than 2023, reflective of year-over-year change in earnings performance.
•Individual awards for named executive officers further reflect individual performance.

Salary program
Base salary represents 10 to 30 percent of total direct compensation1, and is intended to provide competitive base pay and directly affect the level of retirement benefits, as salary is included in benefit formulas.
The overall size of the program is determined by annual benchmarking. Individual salary increases are the result of individual performance, experience, and pay grade.
2024 decisions
•The committee approved 2025 salary increases for named executive officers consistent with the salary program for all executives.
•Individual salary treatments take into account individual performance, level of responsibility and experience, and reflect market analysis and competitiveness at the time of the decision in 2024.

1 Refer to definitions and frequently used terms on page 172

Determining Compensation
Annual benchmarking

The executive resources committee conducts annual benchmarking to assess market competitiveness of executive pay and program design
Compensation benchmarking
In addition to the assessment of business and individual performance, the committee benchmarks against a select group of major Canadian companies on an annual basis.

Criteria for selecting benchmark companies1 include:
•Canadian companies or Canadian affiliates;
•large operating scope and complexity;
•capital intensive; and
•proven sustainability over time.

Pay orientation
In assessing the appropriateness of pay levels, the committee considers scale and complexity, and tenure in position as relevant factors.
The committee focuses on a range around the median of compensation benchmark companies. This provides the ability to:
•differentiate compensation based on experience and performance levels among executives;
•minimize the potential for automatic ratcheting-up of compensation that could occur within a narrow target among benchmark companies; and
•respond to changing business conditions.
The elements of Exxon Mobil Corporation compensation program for B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith, including salary, annual bonus, and restricted stock units are generally similar to those of the company.

1 Refer to definitions and frequently used terms on page 172

2024 business performance
In 2024, Imperial delivered strong business results across a wide range of performance dimensions.

•Delivered strong safety performance and effective enterprise risk management across the organization.
•Received TSX Top 30 recognition based on the company's three-year average dividend-adjusted share price performance of 167 percent.
•Recognized as one of Alberta's top employers by Mediacorp Canada Inc. and designated as a 2024 top employer for Canadians over 40 and for young people.

Financial performance

•Exceptional operational performance and reliability drove strong financial results.
•Achieved nearly $4.8 billion of net income and the second highest ever earnings per share of over $9.
•Generated substantial cash with nearly $6.0 billion in cash flow from operating activities.
•Increased quarterly dividend to $0.60 per share in the first quarter, increasing the annual dividend paid for the 30th consecutive year. The annual dividend paid per share represents a 22 percent increase year over year.
•Total shareholder returns of $3.9 billion; including dividends of $1.2 billion and accelerated share repurchases of $2.7 billion as part of the company’s normal course issuer bid.

Commitment to sustainability

•Pathways Alliance continued to progress early technical work and issued the request for proposals to pipeline manufacturers for the proposed transportation pipeline.
•Committed $19.2 million through community benefits agreements to Indigenous communities across Canada.
•Surpassed $6 billion in spending with Indigenous businesses since 2008, and achieved the highest annual business spend in 2024.
•Hosted its first-ever National Indigenous Gathering in Cold Lake, an event that brought together Indigenous leaders and allies from all areas of the company.
•The Low Carbon Solutions organization continued to evaluate and progress emission-reduction opportunities in carbon capture and storage, hydrogen, and lower-emission fuels, as well as lithium to supply the global battery and electric vehicle markets.

Upstream operations performance

•Delivered robust production growth at Kearl and Cold Lake. Achieved Upstream production of 433,000 gross oil-equivalent barrels per day representing the highest full year production in over 30 years.
•Delivered significantly lower operating costs[1] across major Upstream assets.
•Achieved full-year production record at Kearl of 281,000 gross oil-equivalent barrels per day (200,000 barrels Imperial’s share).
~~•~~Successfully completed first sub 20-day turnaround at Kearl in the second quarter of 2024.
•Expanded market through TMX, secured first sale of Kearl cargo off TMX to Rongsheng China.
•Increased Cold Lake full-year production by nearly 10 percent from 2023 to 148,000 gross oil-equivalent barrels per day.
•Achieved a major milestone in the transformation of Cold Lake with industry's first solvent-assisted SAGD project at Grand Rapids, starting ahead of schedule in May 2024 and producing 22,000 barrels per day in the fourth quarter.
•Completed tie-ins for modules for the Leming SAGD redevelopment project. The project is expected to start up in late 2025 with peak production anticipated to be around 9,000 barrels per day.
•Produced 75,000 gross oil-equivalent barrels per day of full-year production at Syncrude.
•Commenced construction of the Enhanced Bitumen Recovery Technology (EBRT) pilot on Imperial's Aspen lease with pilot start-up anticipated by 2027.

Downstream and Chemical operations performance

•Achieved average throughput of 399,000 barrels per day with refinery capacity utilization of 92 percent while completing significant turnaround activity.
•Executed turnaround activities at all three refineries ahead of plan and below budget, including Nanticoke's most successful large turnaround event in decades.
•Added additional operational flexibility to co-process plant based feedstocks at the Strathcona refinery.
•Construction continued on Canada’s largest renewable diesel facility at the Strathcona refinery.
•Successfully completed proactive replacement of a section from the Winnipeg Products Pipeline, restoring pipeline fuel supply in the region.
•Further developed network of renewable diesel blending and offloading distribution terminals, expanding our capability to supply lower emission fuel options to our customers.
•Grew branded retail network to 2,600 sites.
•Sustained number one retail market share in Canada[2].
•Reliable operational performance supported Chemicals net income of $171 million.

1 Non-GAAP financial measure – see definitions and frequently used terms on page 172.
2 Based on Kalibrate survey data for Q4 2024.

Performance graph
The following graph shows changes over the past 5 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently comprised of share performance data for 43 oil and gas companies including integrated oil companies, oil and gas producers, and oil and gas service companies.
The year-end values in the graph represent appreciation in share price and the value of dividends executed and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns1 from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.
During the past 5 years, the company’s cumulative total shareholder return1 was 197 percent, for an average annual return of 24 percent. Total direct compensation1 for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders.
Five-Year Cumulative Total Shareholder Returns
(Value of $100 invested on December 21, 2019)

300
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Imperial Oil
S&P/TSX Composite Index
S&P/TSX Composite Energy Index (a)

Five-year cumulative total shareholder return on $100 investment

	2019	2020	2021	2022	2023	2024
Imperial Oil	$100	$73	$142	$209	$246	$296
S&P/TSX Composite Index	$100	$106	$132	$124	$139	$169
S&P/TSX Composite Energy Index (a)	$100	$73	$109	$142	$151	$188

(a) Effective December 21, 2012, S&P has discontinued the S&P/TSX Equity Energy Index. This has been replaced with the S&P/TSX Composite Energy Index (STENRSR).

1 Refer to definitions and frequently used terms on page 172

2024 compensation actions
Chief executive officer
Mr. Corson is responsible for executing the company's long-term strategic objectives while progressing plan goals in support of these objectives.
In 2024, the company delivered strong business results across a wide range of performance dimensions as outlined on pages 160, 165 and 166. Under Mr. Corson’s leadership, the company maintained its commitment to advantaged long-term investments and actively progressed cost savings. This continues to position the company well to capture upside opportunities and provides flexibility to consider further investments as the opportunity pipeline matures, technology advances, and markets and policies evolve.
In acknowledgement of these achievements, the committee awarded total direct compensation of $12.1 million CAD. Consistent with our pay philosophy, a significant portion was delivered through restricted stock units with 5- and 10-year vesting periods, longer than those applied by most companies. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Corson’s shareholding net worth to the performance of the company. As such, the realized value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on company performance at time of future vesting. During these vesting periods, the awards remain at risk of forfeiture even after retirement.
For 2024, the committee approved a salary2 increase of $35,400 USD ($48,491 CAD) to $919,400 USD ($1.26 million CAD) and an annual bonus2 of $1.26 million USD ($1.73 million CAD), based on his individual performance, experience and pay grade. Mr. Corson’s 2024 long-term incentive award of 91,200 restricted stock units was granted in the form of Imperial restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders.

•2024 total direct compensation[1] up 26.5 percent versus 2023 reflective of strong share price and increase in exchange rate.
•75 percent of CEO total direct compensation[1] delivered in the form of restricted stock units with long restriction periods.

Other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2024 incentive awards and salary adjustments align with:
•Performance of the company;
•Individual performance and pay grade;
•Long-term strategic plan of the business; and
•Annual compensation of comparator companies.
Taking all factors into consideration, the committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulas or targets. The committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table.

1 Refer to definitions and frequently used terms on page 172. Amounts are shown in Canadian dollars.
2 Refer to footnotes on page 174 for information on compensation paid in U.S. dollars.

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

Named executive officers participate in the same savings and pension plan, including supplemental pension arrangements outside the registered plan, as other employees. B.W. Corson, D.E. Lyons and C.L. Gomez-Smith participate in Exxon Mobil Corporation plans.
Below are brief descriptions of the company's plans. See the Pension Benefits section on page 179 for more details.

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

The company’s directors and officers as a group hold approximately 21 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.05 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 88,000 common shares, which is about 0.02 percent of the outstanding common shares.

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
•The committee is responsible for overseeing the compensation program and practices that are designed to encourage appropriate risk assessment and risk management. For further discussion on the company's risk management system and oversight, see "Risk oversight" on page 132.

Independent compensation consultant
•In 2024, the committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives.
• The company’s management retained an independent consultant to provide an assessment of competitive compensation and market data for all salaried levels of employees in the company. While providing this data, they did not provide individual compensation recommendations or advice for the compensation of the chairman, president, and chief executive officer or other senior executives.

No severance agreements
•The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change in control or termination of employment.
•Eliminates any real or perceived "safety net" with respect to job security and increases the risk and consequences to the individual for performance that does not meet the highest standards.

No change in control arrangements
No guaranteed bonuses	•Bonus remains at risk, subject to year-on-year change in performance. •Demonstrated by bonus program suspension in 2020; no award granted.
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

Compensation benchmark companies consist of BCE Inc., Canadian Natural Resources Limited, Canadian Pacific Kansas City Limited, Canadian Tire Corporation, Cenovus Energy Inc., CNOOC Petroleum North America ULC, ConocoPhillips Canada Limited, Enbridge Inc., General Electric Canada Inc., Gibson Energy ULC, Irving Oil Ltd., Johnson & Johnson (Canada) Inc, MEG Energy Corp., Microsoft Canada Inc., NOVA Chemicals Corporation, Nutrien Ltd., Ovintiv Inc., Parkland Corporation, Pembina Pipeline Corporation, Pfizer Canada ULC, Shell Canada Limited, Suncor Energy Inc., TC Energy Corporation, Teck Resources Limited Inc., Valero Energy Inc. and Veren Inc.

Dollar-denominated approach: annual equity grant is based on target dollar value with underlying units adjusted to achieve target value. Market common approach; results in less volatility than a share-denominated award.

Non-GAAP financial measures
The following definitions are used in the compensation discussion and analysis as several of Imperial’s business and financial performance measures. These measures are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute "non-GAAP financial measures" under Securities and Exchange Commission Regulation G and Item 10(e) of Regulation S-K, and "specified financial measures" under National Instrument 52-112 Non-GAAP and Other Financial Measures Disclosure of the Canadian Securities Administrators. Reconciliation of these Non-GAAP financial measures to the most comparable GAAP measure, and other information required by these regulations, have been provided below or is available in the "Frequently used terms" section of the company’s most recent Annual Report on Form 10-K. Non-GAAP financial measures and specified financial measures are not standardized financial measures under GAAP and do not have standardized definitions. As such, these measures may not be directly comparable to measures presented by other companies, and should not be considered a substitute for GAAP financial measures.
•Cash flows from (used in) operating activities and asset sales (CFOAS) is the sum of the net cash provided by operating activities and proceeds from asset sales reported in the Consolidated statement of cash flows.
•Return on average capital employed (ROCE) is a measure of capital productivity, and equals net income excluding the after-tax cost of financing divided by total average capital employed. Capital employed is property, plant and equipment, and other assets, less liabilities, excluding both short-term and long-term debt, including the company’s share of equity company debt.
•Operating costs is a non-GAAP financial measure that is the costs during the period to produce, manufacture, and otherwise prepare the company’s products for sale – including energy costs, staffing and maintenance costs. It excludes the cost of raw materials, taxes and interest expense and is presented on a before-tax basis.

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
Stock ownership includes common shares and restricted stock units.
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

Executive compensation tables
Summary compensation table
The following table shows the compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller; and the three other most highly compensated executive officers of the company who were serving as of the end of 2024.

The information in the summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2024	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long-term incentive plans (f)
B.W. Corson (a) Chairman, president and chief executive officer (since January 1, 2020)	2024	1,259,394	9,146,448	—	1,728,688	—	1,564,566	3,322,488	17,021,584
	2023	1,193,135	6,694,016	—	1,707,371	—	2,461,764	2,775,244	14,831,530
	2022	1,046,245	6,463,180	—	2,223,922	727,427	4,905,567	1,975,182	17,341,523
D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2024	821,195	3,108,990	—	693,119	—	567,989	599,556	5,790,849
	2023	785,525	2,390,720	—	719,390	—	850,549	1,088,590	5,834,774
	2022	688,388	1,917,168	—	890,089	298,642	1,850,528	1,798,933	7,443,748
C.L. Gomez-Smith (a) Senior vice-president, upstream (since May 1, 2024)	2024	556,623	2,096,061	—	538,331	—	579,914	1,019,622	4,790,551
J.E. Burgess Treasurer (since July 1, 2024)	2024	501,230	1,584,582	—	345,296	—	542,500	158,685	3,132,293
I.R. Laing Vice-president, general counsel and corporate secretary (since July 1, 2020)	2024	479,610	1,343,886	—	292,961	—	345,500	134,067	2,596,024
Refer to footnotes starting on page 174.

Total direct compensation
The following pro forma table displays total direct compensation, which includes salary, bonus, and stock award value. In its pay deliberations, the executive resources committee considers total direct compensation as it excludes the volatility that results from changes in pension value and all other compensation.

Name	Year	Salary ($) (b)	Bonus ($) (e)	Restricted stock units ($) (c)	Total direct compensation ($) (i)
B.W. Corson (a)	2024	1,259,394	1,728,688	9,146,448	12,134,530
	2023	1,193,135	1,707,371	6,694,016	9,594,522
	2022	1,046,245	2,223,922	6,463,180	9,733,347
D.E. Lyons (a)	2024	821,195	693,119	3,108,990	4,623,304
	2023	785,525	719,390	2,390,720	3,895,635
	2022	688,388	890,089	1,917,168	3,495,645
C.L. Gomez-Smith (a)	2024	556,623	538,331	2,096,061	3,191,015
J.E. Burgess	2024	501,230	345,296	1,584,582	2,431,108
I.R. Laing	2024	479,610	292,961	1,343,886	2,116,457
Refer to footnotes starting on page 174.

Footnotes to summary compensation and total direct compensation tables on page 173
(a)Affiliate employees. The compensation for B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith is paid directly by Exxon Mobil Corporation, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under Exxon Mobil Corporation benefit plans, and not under the company’s employee benefit plans. The company reimburses Exxon Mobil Corporation for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(b)Salary. The amounts for each named executive officer on expatriate assignment (B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith) are paid in their home country currency, U.S. dollars, but disclosed in Canadian dollars at the average 2024 exchange rate of 1.3698. In 2023 and 2022, the average exchange rate was 1.3497 and 1.3013 respectively. Effective January 1, 2025, the annual salary was increased for Mr. Corson to $956,200 USD ($1,309,800 CAD). For more detail on the design of the salary program and determinations made by the committee in 2024, see page 163.

(c)Share-based awards. The valuation of stock awards in this table represents the grant date fair value, which is equal to the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant.

Grant Date	Grant Price ($)
December 4, 2024	100.29
December 4, 2023	77.12
December 5, 2022	72.62

(d)Option-based awards. The company has not granted stock options since 2002. The stock option plan expired in 2012.

(e)Bonus. The amounts for each named executive officer represent their cash bonus. B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan and paid in U.S. dollars, but disclosed in Canadian dollars. For amounts paid in U.S. dollars, they were converted to Canadian dollars at the average exchange rates of 1.3698 for 2024, 1.3497 for 2023, and 1.3013 for 2022.

(f)Long-term incentive plans. The amounts represent earnings bonus units related to prior year grants that paid out in the year. B.W. Corson and D.E. Lyons participated in Exxon Mobil Corporation’s program, which was similar to the company’s program, paid in U.S. dollars, but disclosed in Canadian dollars. In 2022, under Exxon Mobil Corporation’s program, the maximum settlement value (trigger) or cumulative earnings per share was achieved, therefore payments were made. Amounts paid in 2022 in U.S. dollars were converted to Canadian dollars at the average exchange rate of 1.3013. Starting 2023, there are no outstanding earnings bonus units and the company has no longer granted additional units under the program.

(g)Pension value. “Pension value” is the “compensatory change” in pensions as of December 31, 2024 as set out in the “Pension plan benefits” table on page 179.

(h)All other compensation. The amounts listed in the “All other compensation” column include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs, parking and perquisites.

Perquisites. Use of perquisites is very limited, composed of financial planning for senior executives, selective use of club memberships primarily for business, and costs associated with participation in Exxon Mobil Corporation's executive life insurance benefit plan, as applicable. In 2024, B.W. Corson received $39,769 of senior executive life insurance premiums, $14,932 for financial planning services, and $5,817 for club memberships. For all other named executive officers, the aggregate value of perquisites received in 2024 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.

Dividend equivalents. In 2024, the paid dividend equivalents on company restricted stock units were $900,520 for B.W. Corson, $253,320 for D.E. Lyons, $125,850 for J.E. Burgess, and $103,790 for I.R. Laing. Dividend equivalent payments on Exxon Mobil Corporation’s restricted stock were $314,024 for B.W. Corson, $25,248 for D.E. Lyons and $157,953 for C.L. Gomez-Smith, paid in U.S. dollars and converted to Canadian dollars at the average 2024 exchange rate of 1.3698.

Expatriate assignment costs. For the named executive officers on expatriate assignment (B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer, offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(i)Total compensation. “Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”. "Total direct compensation" is compensation granted during the year, including salary, current year bonus, and the grant date fair value of restricted stock units.

Outstanding equity awards
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2024.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (d)	Market or payout value of share- based awards that have not vested ($) (d)	Market or payout value of vested share- based awards not paid out or distributed ($)
B.W. Corson (a)	—	—	—	—	462,500	40,972,875	—
D.E. Lyons (b)	—	—	—	—	132,200	11,711,598	—
C.L. Gomez-Smith (c)	—	—	—	—	20,900	1,851,531	—
J.E. Burgess	—	—	—	—	61,950	5,488,151	—
I.R. Laing	—	—	—	—	52,200	4,624,398	—

(a)B.W. Corson was granted restricted stock units from 2019 to 2024 under the company’s plan. With respect to previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Corson held 59,700 Exxon Mobil Corporation restricted stock valued at $9,240,514 on December 31, 2024, at a closing price for Exxon Mobil Corporation shares on December 31, 2024 of $107.57 U.S. dollars, and converted to Canadian dollars at the December 31, 2024 close rate of 1.4389 provided by the Bank of Canada.

(b)D.E. Lyons was granted restricted stock units from 2018 to 2024 under the company’s plan. With respect to previous years, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons no longer holds any outstanding restricted stock units.

(c)C.L. Gomez-Smith was granted restricted stock units in 2024 under the company’s plan. With respect to previous years, Ms. Gomez-Smith participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Ms. Gomez-Smith held 33,300 Exxon Mobil Corporation restricted stock valued at $5,154,256 on December 31, 2024, at a closing price for Exxon Mobil Corporation shares on December 31, 2024 of $107.57 U.S. dollars, and converted to Canadian dollars at the December 31, 2024 close rate of 1.4389 provided by the Bank of Canada.

(d)Represents the total of the outstanding restricted stock units received from the company plan that have not vested, based on the closing price of the company’s shares on December 31, 2024 of $88.59.

Incentive plan awards – Value vested or earned
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (d)	Non-equity incentive plan compensation – Value earned during the year ($) (e)
B.W. Corson (a)	—	4,018,542	—
D.E. Lyons (b)	—	1,345,054	—
C.L. Gomez-Smith (c)	—	—	—
J.E. Burgess	—	980,855	345,296
I.R. Laing	—	766,869	292,961
(a)Prior to 2019, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2024, no restrictions lapsed on restricted stock granted under the Exxon Mobil Corporation Plan. B.W. Corson participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2024, B.W. Corson received $1,728,688 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2024 exchange rate of 1.3698.

(b)Prior to 2018, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2024, restrictions lapsed on 4,800 Exxon Mobil Corporation restricted stock having a value of $774,112 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. D.E. Lyons participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2024, D.E. Lyons received $693,119 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2024 exchange rate of 1.3698.

(c)Although C.L. Gomez-Smith received restricted stock units under the company’s plan in 2024, these restricted stock units have not vested. In previous years, Ms. Gomez-Smith participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2024, restrictions lapsed on 6,600 Exxon Mobil Corporation restricted stock having a value of $1,085,605 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. C.L. Gomez-Smith participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2024, C.L. Gomez-Smith received $538,331 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2024 exchange rate of 1.3698.

(d)These values show restricted stock units granted by the company that vested in 2024. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For B.W.Corson, the values represent restricted stock units granted in 2019. For D.E. Lyons, the values represent restricted stock units granted in 2021. For J.E. Burgess and I.R. Laing, the values represent restricted stock units granted in 2017 and 2021.

(e)This column represents amounts paid by the company with respect to the annual cash bonus.

Equity compensation plan information
The information shown in the following table represents the common shares of the company that may be issued as of the end of 2024 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	—	—	—
Equity compensation plans not approved by security holders (b)	1,625,170	—	8,842,867
Total	1,625,170	—	8,842,867
(a)The company’s stock option plan expired in 2012.
(b)This is a restricted stock unit plan, which is described starting on page 161.
(c)The Number of securities to be issued represents the total number of restricted stock units still outstanding (4,223,070) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,597,900). The Number of securities remaining available for future issuance represents the restricted stock units not yet granted (6,244,967) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,597,900).

RSUs as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2024.

	Maximum number of restricted stock units issuable under the plan (b)	Total number of restricted stock units awarded and outstanding	Total number of restricted stock units available for grant
Number (#)	10,468,037	4,223,070	6,244,967
Percent of outstanding common shares (%) (a)	2.06	0.83	1.23
(a)As of December 31, 2024, the number of common shares outstanding was 509,044,963.
(b)The maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2023 (10,468,037) minus the common shares issued in 2024 pursuant to the vesting of restricted stock units under the plan (0 common shares).

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

	Number of restricted stock units granted under the plan (#) (a)	Weighted-average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2024	968,720	529,434,755	0.18
2023	949,520	574,750,575	0.17
2022	884,140	640,160,028	0.14
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

Status of prior long-term incentive compensation plans
The company’s only long-term incentive compensation plan is the restricted stock unit plan described starting on page 161. There are no units outstanding for any historical plan.

Pension plan benefits
The following table provides information for each named executive officer of the company participating in a defined benefit pension plan. Information for named executive officers on assignment from affiliates of the company who participate in a plan provided by such affiliates is disclosed in the footnotes.

Name	Number of years credited service (as of December 31, 2024) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
B.W. Corson	—	—	—	—	—	—	—
D.E. Lyons	—	—	—	—	—	—	—
C.L. Gomez-Smith	—	—	—	—	—	—	—
J.E. Burgess	27.5	285,000	436,800	3,122,300	542,500	82,000	3,746,800
I.R. Laing	19.2	182,200	325,400	1,906,800	345,500	52,400	2,304,700
(a)B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified and non-qualified plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2024 exchange rate of 1.3698. Under this plan, Mr. Corson had 41.5 years of credited service, Mr. Lyons had 34.5 years of credited service, and Ms. Gomez-Smith had 34.6 years of credited service.

(b)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of Exxon Mobil Corporation’s pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans. For B.W. Corson this value was $2,052,685. For D.E. Lyons this value was $842,972. For C.L. Gomez-Smith this value was $730,652. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement.

(c)For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2024. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of Exxon Mobil Corporation’s pension plan, the annual benefits include the annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2024. For B.W. Corson, this value was $2,144,341. For D.E. Lyons, this value was $909,863. For C.L. Gomez-Smith, this value was $914,032. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement.

(d)For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. Generally Accepted Accounting Principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation. Where required, the calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement, as applicable. For members of Exxon Mobil Corporation pension plan, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for Exxon Mobil Corporation pension plan. The values are calculated based on estimated earnings eligible for pension as described previously. For B.W. Corson, the opening value was $20,224,937 and the closing value was $23,414,758. For D.E. Lyons the opening value was $8,644,256 and the closing value was $9,894,120. For C.L. Gomez-Smith, the opening value was $7,363,071 and the closing value was $8,194,206.
(e)The value for “Compensatory change” includes service cost for 2024 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2024 and the actual salary and bonus received in 2024. For members of Exxon Mobil Corporation pension plan, these values are calculated using the individual’s additional pensionable service in 2024 and earnings as described previously. For B.W. Corson, this value was $1,564,566. For D.E. Lyons, this value was $567,989. For C.L. Gomez-Smith, this value was $579,914.

(f)The value for “Non-compensatory change” includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. Additionally, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2024 increased to 4.7 percent, from 4.6 percent at the end of 2023, which had a negative impact on the non-compensatory change element. For members of Exxon Mobil Corporation's plan, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service and the effect of interest based on a discount rate of 5.7 percent at the end of 2024, up from 5.3 percent at the end of 2023. For B.W. Corson, this value was $1,625,255. For D.E. Lyons, this value was $681,875. For C.L. Gomez-Smith, this value was $251,221.

Pension plan
J.E. Burgess participates in the three pension option (3PO) provision of the company's pension plan with some accrued service in the 1.6 percent provision. I.R. Laing participates in the 3PO provision. Key features of the plan provisions for these executives include:

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

Form of payment	•Benefit available in various annuity forms upon retirement.	•May be taken as a lump sum or an annuity upon retirement.

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

B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith are not participants in the company’s pension plan, but are participants in the Exxon Mobil Corporation pension and savings plans. Under the Exxon Mobil Pension Plan (EMPP), the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement. They are also eligible for the ExxonMobil Supplemental Pension Plan (SPP) for pension benefits that cannot be paid from the EMPP due to IRS limitations. The ExxonMobil Additional Payment Plan (APP) provides a pension based on the average annual bonus for the three highest grants of the last five awarded prior to retirement. The SPP and APP are paid as a lump sum.

Effect of early retirement or death
All company pension provisions generally require completion of 10 years of service and attainment of age 55 to be eligible for early retirement. For members of Exxon Mobil Corporation’s pension plan, pension provisions generally require completion of 15 years of service and attainment of age 55 to be eligible for early retirement.
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

Other compensation elements

Termination and change-in-control	•The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change-in-control or termination of employment; see page 171.
Common programs
•All executives employed by the company, including the named executive officers, participate in common programs (the same salary, incentive, and retirement programs). Compensation is differentiated based on individual performance assessment, experience and pay grade.
•All executives on assignment from an affiliate of the company, including the named executive officers on assignment from Exxon Mobil Corporation, also participate in common programs that are administered by Exxon Mobil Corporation or such affiliates. The named executive officers on assignment receive restricted stock units from Imperial.
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

Payments in the event of death
•The only event that results in acceleration of vesting for outstanding restricted stock awards is death.
•Executive’s estate or beneficiaries would be entitled to receive the applicable death benefits as described above this table, a distribution of the executive’s savings plan balances, and payment of company-provided life insurance.

Appendix A- Board of director and committee charters

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
(b)identify the principal risks of the corporation's business where identifiable and oversee the implementation of appropriate systems to manage such risks;
(c)provide oversight regarding succession planning for senior management, including the appointing, training and monitoring thereof;
(d)approve the corporate disclosure guidelines and monitor the external communications of the corporation;
(e)provide oversight regarding the integrity of the corporation's internal control and management information systems;
(f)provide oversight regarding the integrity of the corporation's information technology and systems to ensure the security and integrity of the corporation’s electronic information, systems and assets;
(g)consider management's recommendations regarding major corporation decisions and actions, which have significant societal implications;
(h)provide oversight regarding compliance with major corporate policies;
(i)charge the chief executive officer of the corporation with the general management and direction of the business and affairs of the corporation;
(j)monitor and assess the performance of the chief executive officer;
(k)satisfy itself as to the integrity of the chief executive officer and other executive officers and ensure that the chief executive officer and the other executive officers create a culture of integrity throughout the company;
(l)annually review and approve the corporation's code of ethics and business conduct;

(m)provide oversight regarding compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer's directors or executive officers should be granted by the board only;
(n)determine appropriate measures are in place for receiving feedback from stakeholders;
(o)annually determine the recommended candidates to stand for election as directors of the corporation, and to make appointments of directors to the board to fill open seats between annual meetings, including vacancies created by an increase in the authorized number of directors;
(p)annually review and approve the remuneration of independent directors;
(q)by appropriate charter resolutions, establish the audit, executive resources, nominations and corporate governance, safety and sustainability, and finance committees of the board with specific duties defined and the corporation provide each board committee with sufficient funds to discharge its responsibilities in accordance with its charter;
(r)determine membership of each committee, including its chair and vice-chair, after receiving the recommendation of the nominations and corporate governance committee;
(s)direct the distribution to the board by management of information that will enhance their familiarity with the corporation's activities and the environment in which it operates, as set out in section 5;
(t)review the corporation’s process in respect of employee conflicts of interest and directorships in non-affiliated commercial, financial and industrial organizations and the disclosures thereof;
(u)review the mandates of the board and of the committees and their effectiveness at least annually; and
(v)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

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
•corporate reputation reviews
•risk management reviews
•climate, environment, and sustainability reviews
•personnel and process safety systems and performance reviews
•information technology, systems and cybersecurity

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

•is free of any present or apparent potential legal impediment or conflict of interest, such as:

•serving as an employee or principal of any organization presently providing a significant level of service to the corporation or which might so provide to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or of any substantial customer or supplier of the corporation;

•serving as an employee or director of a competitor of the corporation, such as petroleum or chemical businesses, or of a significant competitor of corporations represented by a director of this corporation;

•serving as the chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as director;

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

•develops a conflict of interest, such as
•assuming a position as an employee or principal with any organization providing a significant level of service to the corporation, for example, institutions engaged in commercial banking, underwriting, law, management consulting, insurance, or trust companies; or with any substantial customer or supplier of the corporation;

•assuming a position as an employee or director of any competitor of the corporation, such as petroleum or chemical businesses, or of a competitor of corporations represented by a director of this corporation;

•assuming the position of chief executive officer or a top administrator of an organization that has the chief executive officer or a top administrator of this corporation serving as a director;

•becomes unable to devote the necessary amount of time to prepare for and regularly attend meetings of the directors and committees of directors, and to keep abreast of significant corporate developments, and the nominations and corporate governance committee will make a recommendation to the board as to whether to accept or reject such resignation.

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
(h)review the adequacy of the corporation's system of internal controls and auditing procedures.
(i)review the accounting and financial reporting processes of the corporation.
(j)provide oversight regarding the corporation’s tax compliance activities.
(k)approve changes proposed by management in accounting principles and practices, and review changes proposed by the accounting profession or other regulatory bodies which impact directly on such principles and practices.
(l)review the quarterly news release of financial and operating results, the annual and quarterly financial statements of the corporation, any accounting items affecting the statements and the overall format and content of the statements, and the related management discussion and analysis, prior to approval of such news release and financial statements by the board of directors.
(m)review the results of the corporation's business ethics compliance program.
(n)review related party transactions to assess the commercial reasonableness of those transactions, and to ensure that all such transactions are entered into in compliance with applicable laws and regulations.
(o)provide oversight regarding the corporation’s anonymous ethics hotline.
(p)review annually a summary of senior management expense accounts.
(q)evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.
(r)require attendances at its meetings by members of management, as the committee may direct.
(s)undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

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

Executive Resources Committee Charter

1. Purpose of the Committee
The primary purpose of the executive resources committee (the “committee”) is to discharge the board of directors' (the “board”) responsibilities relating to the evaluation and compensation of the corporation's chief executive officer (the “CEO”) and certain other key senior executive management positions reporting directly to the CEO, including all officers of the corporation, and to discharge the responsibilities of the committee under applicable rules and regulations. The committee also makes recommendations to the board regarding succession planning and development for senior executives and positions as needed and makes recommendations to the board regarding the appointment of officers. The committee is responsible for implementation and oversight of a compensation philosophy and program to incentivize the creation of long-term value, and to develop appropriate performance-based evaluation for the CEO and senior executives to support the corporation’s long-term value creation strategies.
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
(g)make recommendations to the board regarding the appointment of officers.
(h)review and approve an annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.
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