Form 10-Q
period 2025-03-31
IMPERIAL OIL LTD
filed 2025-05-05
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

The number of common shares outstanding, as of March 31, 2025 was 509,044,963.

IMPERIAL OIL LIMITED

In this report, all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2024. Note that numbers may not add due to rounding.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to “the company” or “Imperial” includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2025	2024
Revenues and other income
Revenues (a)	12,466	12,249
Investment and other income (note 3)	51	34
Total revenues and other income	12,517	12,283

Expenses
Exploration	2	1
Purchases of crude oil and products (b)	7,756	7,706
Production and manufacturing (c)	1,686	1,664
Selling and general (c)	259	246
Federal excise tax and fuel charge	592	591
Depreciation and depletion	531	490
Non-service pension and postretirement benefit	5	1
Financing (d) (note 5)	(2)	12
Total expenses	10,829	10,711

Income (loss) before income taxes	1,688	1,572

Income taxes	400	377

Net income (loss)	1,288	1,195

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	2.53	2.23
Net income (loss) per common share - diluted (note 9)	2.52	2.23
(a) Amounts from related parties included in revenues.	2,874	2,729
(b) Amounts to related parties included in purchases of crude oil and products.	427	985
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	164	150
(d) Amounts to related parties included in financing.	26	44

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2025	2024
Net income (loss)	1,288	1,195

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	12	4

Amortization of postretirement benefits liability adjustment included in net benefit costs	5	12
Total other comprehensive income (loss)	17	16

Comprehensive income (loss)	1,305	1,211

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2025	2024
Assets
Current assets
Cash and cash equivalents	1,764	979
Accounts receivable - net (a)	5,770	5,758
Inventories of crude oil and products	1,844	1,642
Materials, supplies and prepaid expenses	1,027	975
Total current assets	10,405	9,354
Investments and long-term receivables (b)	1,080	1,084
Property, plant and equipment,	58,404	58,048
less accumulated depreciation and depletion	(27,733)	(27,241)
Property, plant and equipment - net	30,671	30,807
Goodwill	166	166
Other assets, including intangibles - net	1,567	1,527
Total assets	43,889	42,938

Liabilities
Current liabilities
Notes and loans payable	18	19
Accounts payable and accrued liabilities (a) (note 7)	7,023	6,907
Income taxes payable	—	81
Total current liabilities	7,041	7,007
Long-term debt (c) (note 6)	3,988	3,992
Other long-term obligations (note 7)	3,884	3,870
Deferred income tax liabilities	4,565	4,596
Total liabilities	19,478	19,465

Shareholders’ equity
Common shares at stated value (d) (note 9)	942	942
Earnings reinvested	23,666	22,745
Accumulated other comprehensive income (loss) (note 10)	(197)	(214)
Total shareholders’ equity	24,411	23,473

Total liabilities and shareholders’ equity	43,889	42,938
(a) Accounts receivable - net included net amounts receivable from related parties.	1,015	756
(b) Investments and long-term receivables included amounts from related parties.	256	266
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	509	509

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2025	2024
Common shares at stated value (note 9)
At beginning of period	942	992
Share purchases at stated value	—	—
At end of period	942	992

Earnings reinvested
At beginning of period	22,745	21,907
Net income (loss) for the period	1,288	1,195
Share purchases in excess of stated value	—	—
Dividends declared	(367)	(321)
At end of period	23,666	22,781

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(214)	(677)
Other comprehensive income (loss)	17	16
At end of period	(197)	(661)

Shareholders’ equity at end of period	24,411	23,112

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2025	2024
Operating activities
Net income (loss)	1,288	1,195
Adjustments for non-cash items:
Depreciation and depletion	531	490
(Gain) loss on asset sales (note 3)	(10)	(2)
Deferred income taxes and other	(31)	(164)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(722)
Inventories, materials, supplies and prepaid expenses	(254)	(196)
Income taxes payable	(81)	(234)
Accounts payable and accrued liabilities	114	707
All other items - net (c)	(18)	2
Cash flows from (used in) operating activities	1,527	1,076

Investing activities
Additions to property, plant and equipment	(398)	(497)
Proceeds from asset sales (note 3)	11	4
Loans to equity companies - net	10	12
Cash flows from (used in) investing activities	(377)	(481)

Financing activities
Finance lease obligations - reduction (note 6)	(4)	(5)
Dividends paid	(307)	(278)
Common shares purchased (b) (note 9)	(54)	—
Cash flows from (used in) financing activities	(365)	(283)

Increase (decrease) in cash and cash equivalents	785	312
Cash and cash equivalents at beginning of period	979	864
Cash and cash equivalents at end of period (a)	1,764	1,176
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(37)

Income taxes (paid) refunded.	(569)	(700)
Interest (paid), net of capitalization.	(7)	(11)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Notes to consolidated financial statements (unaudited)
Note 1. Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2024 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the “successful efforts” method.
The results for the three months ended March 31, 2025, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Three Months to March 31	Upstream		Downstream (d)		Chemical (d)
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	39	42	12,161	11,879	266	328
Intersegment sales	4,405	4,122	1,837	1,748	106	90
Investment and other income (note 3)	14	4	21	12	—	1
	4,458	4,168	14,019	13,639	372	419
Expenses
Exploration	2	1	—	—	—	—
Purchases of crude oil and products	1,862	1,813	11,987	11,591	253	260
Production and manufacturing	1,176	1,188	457	421	51	53
Selling and general	—	—	174	162	22	26
Federal excise tax and fuel charge	—	—	591	590	1	1
Depreciation and depletion	470	432	45	45	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	(12)	1	—	—	—	—
Total expenses	3,498	3,435	13,254	12,809	331	344
Income (loss) before income taxes	960	733	765	830	41	75
Income tax expense (benefit)	229	175	181	199	10	18
Net income (loss)	731	558	584	631	31	57
Cash flows from (used in) operating activities	201	891	1,356	7	59	(3)
Capital and exploration expenditures (c)	266	290	88	153	3	5
Total assets as at March 31	29,382	28,661	12,327	11,126	473	517

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	—	—	—	—	12,466	12,249
Intersegment sales	—	—	(6,348)	(5,960)	—	—
Investment and other income (note 3)	16	17	—	—	51	34
	16	17	(6,348)	(5,960)	12,517	12,283
Expenses
Exploration	—	—	—	—	2	1
Purchases of crude oil and products	—	—	(6,346)	(5,958)	7,756	7,706
Production and manufacturing	2	2	—	—	1,686	1,664
Selling and general	65	60	(2)	(2)	259	246
Federal excise tax and fuel charge	—	—	—	—	592	591
Depreciation and depletion	12	9	—	—	531	490
Non-service pension and postretirement benefit	5	1	—	—	5	1
Financing (note 5)	10	11	—	—	(2)	12
Total expenses	94	83	(6,348)	(5,960)	10,829	10,711
Income (loss) before income taxes	(78)	(66)	—	—	1,688	1,572
Income tax expense (benefit)	(20)	(15)	—	—	400	377
Net income (loss)	(58)	(51)	—	—	1,288	1,195
Cash flows from (used in) operating activities	(74)	181	(15)	—	1,527	1,076
Capital and exploration expenditures (c)	41	48	—	—	398	496
Total assets as at March 31	3,830	2,699	(2,123)	(490)	43,889	42,513

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,791 million (2024 - $2,378 million).
(b)Revenues include both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in "Accounts receivable - net" reported on the Consolidated balance sheet include both receivables within the scope of ASC 606 and outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality and type of customer are generally similar between contracts within the scope of ASC 606 and those outside it.

Revenues	Three Months to March 31
millions of Canadian dollars	2025	2024
Revenue from contracts with customers	10,135	9,729
Revenue outside the scope of ASC 606	2,331	2,520
Total	12,466	12,249
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)In 2025, benzene and aromatic solvents are reported under the Downstream segment, whereas in 2024, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative period has not been recast.

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2025	2024
Proceeds from asset sales	11	4
Book value of asset sales	1	2
Gain (loss) on asset sales, before tax	10	2
Gain (loss) on asset sales, after tax	9	2
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2025	2024
Pension benefits:
Service cost	47	46
Interest cost	93	91
Expected return on plan assets	(99)	(113)
Amortization of prior service cost	6	7
Amortization of actuarial loss (gain)	3	12
Net benefit cost	50	43

Other postretirement benefits:
Service cost	1	4
Interest cost	5	6
Amortization of prior service cost (credit)	(1)	—
Amortization of actuarial loss (gain)	(2)	(2)
Net benefit cost	3	8
Note 5. Financing costs

	Three Months to March 31
millions of Canadian dollars	2025	2024
Debt-related interest	37	52
Capitalized interest	(27)	(41)
Net interest expense	10	11
Other interest	(12)	1
Total financing	(2)	12

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2025	2024
Long-term debt	3,447	3,447
Finance leases	541	545
Total long-term debt	3,988	3,992
Note 7. Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2025	2024
Employee retirement benefits (a)	842	846
Asset retirement obligations and other environmental liabilities (b)	2,620	2,641
Share-based incentive compensation liabilities	160	119
Operating lease liability (c)	145	144
Other obligations	117	120
Total other long-term obligations	3,884	3,870
(a)Total recorded employee retirement benefits obligations also included $61 million in current liabilities (2024 - $61 million).
(b)Total asset retirement obligations and other environmental liabilities also included $291 million in current liabilities (2024 - $291 million).
(c)Total operating lease liability also included $98 million in current liabilities (2024 - $100 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totalled $51 million (2024 - $56 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2025 and December 31, 2024, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Mar 31	As at Dec 31
thousands of barrels	2025	2024
Crude	5,699	4,260
Products	(1,281)	(371)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Three Months to March 31
millions of Canadian dollars	2025	2024
Revenues	15	(24)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At March 31, 2025
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	50	54	—	104	(50)	—	54

Liabilities
Derivative liabilities (b)	57	27	—	84	(50)	(7)	27
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

At March 31, 2025 and December 31, 2024, the company had $22 million of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Mar 31	As at Dec 31
thousands of shares	2025	2024
Authorized	1,100,000	1,100,000
Outstanding	509,045	509,045
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(26,792)	(50)
Balance as at December 31, 2024	509,045	942
Purchases at stated value	—	—
Balance as at March 31, 2025	509,045	942
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2025	2024
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	1,288	1,195
Weighted-average number of common shares outstanding (millions of shares)	509.0	535.8
Net income (loss) per common share (dollars)	2.53	2.23
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	1,288	1,195
Weighted-average number of common shares outstanding (millions of shares)	509.0	535.8
Effect of employee share-based awards (millions of shares)	1.2	1.1
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	510.2	536.9
Net income (loss) per common share (dollars)	2.52	2.23
Dividends per common share – declared (dollars)	0.72	0.60

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2025	2024
Balance at January 1	(214)	(677)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	12	4
Amounts reclassified from accumulated other comprehensive income	5	12
Balance at March 31	(197)	(661)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2025	2024
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(6)	(17)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2025	2024
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	4	1
Amortization of postretirement benefits liability adjustment included in net benefit cost	1	5
Total	5	6

IMPERIAL OIL LIMITED
Item 2. Management’s discussion and analysis of financial condition and results of operations
Recent business environment

During the first quarter of 2025, the price of crude oil and the Canadian WTI/WCS spread remained relatively flat with the fourth quarter of 2024. Industry refining margins improved versus the fourth quarter of 2024, reflecting changes in supply and demand balances.

During 2025, the United States announced a variety of trade-related actions, including the imposition of tariffs on imports from Canada and several other countries. In response, Canada announced its own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn. The global trade environment continues to be volatile. The likelihood of the United States, Canada or their trading partners resuming tariffs, imposing new or reciprocal tariffs, export restrictions, or other forms of trade-related sanctions is highly uncertain. Additionally, significant uncertainty exists as to what effects these actions will ultimately have on Imperial, its suppliers and its customers. The company continually monitors the global trade environment and works to mitigate potential impacts.
Operating results
First quarter 2025 vs. first quarter 2024

	First Quarter
millions of Canadian dollars, unless noted	2025	2024
Net income (loss) (U.S. GAAP)	1,288	1,195
Net income (loss) per common share, assuming dilution (dollars)	2.52	2.23
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations increased by $8.75 per barrel, primarily driven by the narrowing WTI/WCS spread. Synthetic crude oil realizations increased by $5.28 per barrel, primarily driven by an improved Synthetic/WTI spread.

Other – Primarily due to favourable foreign exchange impacts of about $130 million.

IMPERIAL OIL LIMITED
Marker prices and average realizations

	First Quarter
Canadian dollars, unless noted	2025	2024
West Texas Intermediate (US$ per barrel)	71.42	76.86
Western Canada Select (US$ per barrel)	58.83	57.50
WTI/WCS Spread (US$ per barrel)	12.59	19.36
Bitumen (per barrel)	75.31	66.56
Synthetic crude oil (per barrel)	98.79	93.51
Average foreign exchange rate (US$)	0.70	0.74
Production

	First Quarter
thousands of barrels per day	2025	2024
Kearl (Imperial's share)	181	196
Cold Lake	154	142
Syncrude (a)	73	73

Kearl total gross production (thousands of barrels per day)	256	277
(a)In the first quarter of 2025, Syncrude gross production included about 2 thousand barrels per day of bitumen and other products (2024 - 0 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Lower production at Kearl was primarily driven by extreme cold weather and unplanned downtime, mitigated by enhanced winter operating procedures.

Higher production at Cold Lake was primarily driven by Grand Rapids solvent-assisted SAGD, partially offset by production and steam cycle timing.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Refinery utilization and petroleum product sales

	First Quarter
thousands of barrels per day, unless noted	2025	2024
Refinery throughput	397	407
Refinery capacity utilization (percent)	91	94
Petroleum product sales	455	450

Lower refinery throughput was primarily due to additional maintenance in the company's eastern manufacturing hub.

IMPERIAL OIL LIMITED
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars
Corporate and other

	First Quarter
millions of Canadian dollars	2025	2024
Net income (loss) (U.S. GAAP)	(58)	(51)
Liquidity and capital resources

	First Quarter
millions of Canadian dollars	2025	2024
Cash flows from (used in):
Operating activities	1,527	1,076
Investing activities	(377)	(481)
Financing activities	(365)	(283)
Increase (decrease) in cash and cash equivalents	785	312

Cash and cash equivalents at period end	1,764	1,176

Cash flows from operating activities primarily reflect higher Upstream realizations and lower unfavourable working capital impacts.

Cash flows used in investing activities primarily reflect lower additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	First Quarter
millions of Canadian dollars, unless noted	2025	2024
Dividends paid	307	278
Per share dividend paid (dollars)	0.60	0.50
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares in the first quarter of 2025 and 2024.

IMPERIAL OIL LIMITED
Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the use of derivative instruments and effectiveness of risk mitigation.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets, including the Strathcona renewable diesel project, the Leming, Grand Rapids and LASER projects at Cold Lake, and autonomous operations at Kearl; performance of third-party service providers including service providers located outside of Canada; capital and environmental expenditures; the ability to offset any ongoing or renewed inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, the occurrence of disruptions in trade or military alliances, or a broader breakdown in global trade; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws including taxes on share repurchases; third-party opposition to company and service provider operations, projects and infrastructure; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; competition from alternative energy sources and established competitors in such markets; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers including those located outside of Canada; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in “Item 1A risk factors” and “Item 7 management’s discussion and analysis of financial condition and results of operations” of Imperial’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the three months ended March 31, 2025, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2025
(January 1 - January 31)	—	—	—	—
February 2025
(February 1 - February 28)	—	—	—	—
March 2025
(March 1 - March 31)	—	—	—	—
(a)Excludes 2 percent tax on repurchases of equity.
(b)On June 24, 2024, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and to continue its existing share purchase program. The program enabled the company to purchase up to a maximum of 26,791,840 common shares during the period June 29, 2024 to June 28, 2025. This maximum included shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program ended on December 19, 2024 as a result of the company purchasing the maximum allowable number of shares under the program.

Item 5. Other information

During the three months ended March 31, 2025, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	May 5, 2025	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	May 5, 2025	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary