Form 10-Q
period 2025-06-30
IMPERIAL OIL LTD
filed 2025-08-04
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

The number of common shares outstanding, as of June 30, 2025 was 509,044,963.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Revenues and other income
Revenues (a)	11,208	13,348	23,674	25,597
Investment and other income (note 3)	24	35	75	69
Total revenues and other income	11,232	13,383	23,749	25,666

Expenses
Exploration	—	1	2	2
Purchases of crude oil and products (b)	7,215	8,856	14,971	16,562
Production and manufacturing (c)	1,664	1,689	3,350	3,353
Selling and general (c)	251	221	510	467
Federal excise tax and fuel charge	372	656	964	1,247
Depreciation and depletion	478	456	1,009	946
Non-service pension and postretirement benefit	6	1	11	2
Financing (d) (note 5)	2	14	—	26
Total expenses	9,988	11,894	20,817	22,605

Income (loss) before income taxes	1,244	1,489	2,932	3,061

Income taxes	295	356	695	733

Net income (loss)	949	1,133	2,237	2,328

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	1.86	2.11	4.39	4.34
Net income (loss) per common share - diluted (note 9)	1.86	2.11	4.38	4.34
(a) Amounts from related parties included in revenues (note 1)	4,121	3,657	6,995	7,074
(b) Amounts to related parties included in purchases of crude oil and products (note 1)	2,142	1,549	2,569	3,222
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	130	135	294	285
(d) Amounts to related parties included in financing.	23	43	49	87

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Net income (loss)	949	1,133	2,237	2,328

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	12	4

Amortization of postretirement benefits liability adjustment included in net benefit costs	5	13	10	25
Total other comprehensive income (loss)	5	13	22	29

Comprehensive income (loss)	954	1,146	2,259	2,357

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2025	2024
Assets
Current assets
Cash and cash equivalents	2,386	979
Accounts receivable - net (a)	5,602	5,758
Inventories of crude oil and products	1,642	1,642
Materials, supplies and prepaid expenses	1,028	975
Total current assets	10,658	9,354
Investments and long-term receivables (b)	1,094	1,084
Property, plant and equipment,	58,876	58,048
less accumulated depreciation and depletion	(28,208)	(27,241)
Property, plant and equipment - net	30,668	30,807
Goodwill	166	166
Other assets, including intangibles - net	1,592	1,527
Total assets	44,178	42,938

Liabilities
Current liabilities
Notes and loans payable	19	19
Accounts payable and accrued liabilities (a) (note 7)	6,710	6,907
Income taxes payable	—	81
Total current liabilities	6,729	7,007
Long-term debt (c) (note 6)	3,983	3,992
Other long-term obligations (note 7)	3,901	3,870
Deferred income tax liabilities	4,566	4,596
Total liabilities	19,179	19,465

Shareholders’ equity
Common shares at stated value (d) (note 9)	942	942
Earnings reinvested	24,249	22,745
Accumulated other comprehensive income (loss) (note 10)	(192)	(214)
Total shareholders’ equity	24,999	23,473

Total liabilities and shareholders’ equity	44,178	42,938
(a) Accounts receivable - net included net amounts receivable from related parties.	1,145	756
(b) Investments and long-term receivables included amounts from related parties.	254	266
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	509	509

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Common shares at stated value (note 9)
At beginning of period	942	992	942	992
Share purchases at stated value	—	—	—	—
At end of period	942	992	942	992

Earnings reinvested
At beginning of period	23,666	22,781	22,745	21,907
Net income (loss) for the period	949	1,133	2,237	2,328
Share purchases in excess of stated value	—	—	—	—
Dividends declared	(366)	(322)	(733)	(643)
At end of period	24,249	23,592	24,249	23,592

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(197)	(661)	(214)	(677)
Other comprehensive income (loss)	5	13	22	29
At end of period	(192)	(648)	(192)	(648)

Shareholders’ equity at end of period	24,999	23,936	24,999	23,936

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Operating activities
Net income (loss)	949	1,133	2,237	2,328
Adjustments for non-cash items:
Depreciation and depletion	478	456	1,009	946
(Gain) loss on asset sales (note 3)	(1)	(1)	(11)	(3)
Deferred income taxes and other	—	(75)	(31)	(239)
Changes in operating assets and liabilities:
Accounts receivable	168	(866)	156	(1,588)
Inventories, materials, supplies and prepaid expenses	201	246	(53)	50
Income taxes payable	—	73	(81)	(161)
Accounts payable and accrued liabilities	(317)	668	(203)	1,375
All other items - net (c)	(13)	(5)	(31)	(3)
Cash flows from (used in) operating activities	1,465	1,629	2,992	2,705

Investing activities
Additions to property, plant and equipment	(471)	(461)	(869)	(958)
Proceeds from asset sales (note 3)	2	3	13	7
Additional investments	(4)	—	(4)	—
Loans to equity companies - net	1	2	11	14
Cash flows from (used in) investing activities	(472)	(456)	(849)	(937)

Financing activities
Finance lease obligations - reduction (note 6)	(4)	(8)	(8)	(13)
Dividends paid	(367)	(321)	(674)	(599)
Common shares purchased (b) (note 9)	—	—	(54)	—
Cash flows from (used in) financing activities	(371)	(329)	(736)	(612)

Increase (decrease) in cash and cash equivalents	622	844	1,407	1,156
Cash and cash equivalents at beginning of period	1,764	1,176	979	864
Cash and cash equivalents at end of period (a)	2,386	2,020	2,386	2,020
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(38)	(74)	(75)

Income taxes (paid) refunded.	(305)	(434)	(874)	(1,134)
Interest (paid), net of capitalization.	(5)	(15)	(12)	(26)

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

Amounts for related party revenues and purchases for the three months ended June 30, 2024 have been revised from $2,946 million to $3,657 million and from $838 million to $1,549 million, respectively. Amounts for related party revenues and purchases for the six months ended June 30, 2024 have been revised from $5,675 million to $7,074 million and from $1,823 million to $3,222 million, respectively. Impacts of the revision offset to zero.
The results for the six months ended June 30, 2025, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Second Quarter	Upstream		Downstream (d)		Chemical (d)
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	87	29	10,862	12,986	259	333
Intersegment sales	3,701	4,522	1,550	1,639	97	85
Investment and other income (note 3)	(4)	1	15	9	—	—
Total revenues and other income	3,784	4,552	12,427	14,634	356	418
Expenses
Exploration	—	1	—	—	—	—
Purchases of crude oil and products	1,369	1,900	10,952	12,944	240	256
Production and manufacturing	1,127	1,203	466	435	62	48
Selling and general	—	—	175	171	20	23
Federal excise tax and fuel charge	—	—	370	655	2	1
Depreciation and depletion	418	396	44	46	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	1	—	—	—	—
Total expenses	2,914	3,501	12,007	14,251	328	332
Income (loss) before income taxes	870	1,051	420	383	28	86
Income tax expense (benefit)	206	252	98	89	7	21
Net income (loss)	664	799	322	294	21	65
Cash flows from (used in) operating activities	1,021	1,162	641	384	(134)	74
Capital and exploration expenditures (c)	353	267	90	149	1	3

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	—	—	—	—	11,208	13,348
Intersegment sales	—	—	(5,348)	(6,246)	—	—
Investment and other income (note 3)	13	25	—	—	24	35
Total revenues and other income	13	25	(5,348)	(6,246)	11,232	13,383
Expenses
Exploration	—	—	—	—	—	1
Purchases of crude oil and products	—	—	(5,346)	(6,244)	7,215	8,856
Production and manufacturing	9	3	—	—	1,664	1,689
Selling and general	58	29	(2)	(2)	251	221
Federal excise tax and fuel charge	—	—	—	—	372	656
Depreciation and depletion	12	10	—	—	478	456
Non-service pension and postretirement benefit	6	1	—	—	6	1
Financing (note 5)	2	13	—	—	2	14
Total expenses	87	56	(5,348)	(6,246)	9,988	11,894
Income (loss) before income taxes	(74)	(31)	—	—	1,244	1,489
Income tax expense (benefit)	(16)	(6)	—	—	295	356
Net income (loss)	(58)	(25)	—	—	949	1,133
Cash flows from (used in) operating activities	(63)	9	—	—	1,465	1,629
Capital and exploration expenditures (c)	29	43	—	—	473	462

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $1,915 million (2024 - $2,632 million).
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

Revenues	Second Quarter
millions of Canadian dollars	2025	2024
Revenue from contracts with customers	9,559	10,782
Revenue outside the scope of ASC 606	1,649	2,566
Total	11,208	13,348
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)In the second quarter of 2025, benzene and aromatic solvents are reported under the Downstream segment, whereas in the second quarter of 2024, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative period has not been recast.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream (d)		Chemical (d)
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	126	71	23,023	24,865	525	661
Intersegment sales	8,106	8,644	3,387	3,387	203	175
Investment and other income (note 3)	10	5	36	21	—	1
Total revenues and other income	8,242	8,720	26,446	28,273	728	837
Expenses
Exploration	2	2	—	—	—	—
Purchases of crude oil and products	3,231	3,713	22,939	24,535	493	516
Production and manufacturing	2,303	2,391	923	856	113	101
Selling and general	—	—	349	333	42	49
Federal excise tax and fuel charge	—	—	961	1,245	3	2
Depreciation and depletion	888	828	89	91	8	8
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	(12)	2	—	—	—	—
Total expenses	6,412	6,936	25,261	27,060	659	676
Income (loss) before income taxes	1,830	1,784	1,185	1,213	69	161
Income tax expense (benefit)	435	427	279	288	17	39
Net income (loss)	1,395	1,357	906	925	52	122
Cash flows from (used in) operating activities	1,222	2,053	1,997	391	(75)	71
Capital and exploration expenditures (c)	619	557	178	302	4	8
Total assets as at June 30	29,387	28,505	11,784	12,016	519	503

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	—	—	—	—	23,674	25,597
Intersegment sales	—	—	(11,696)	(12,206)	—	—
Investment and other income (note 3)	29	42	—	—	75	69
Total revenues and other income	29	42	(11,696)	(12,206)	23,749	25,666
Expenses
Exploration	—	—	—	—	2	2
Purchases of crude oil and products	—	—	(11,692)	(12,202)	14,971	16,562
Production and manufacturing	11	5	—	—	3,350	3,353
Selling and general	123	89	(4)	(4)	510	467
Federal excise tax and fuel charge	—	—	—	—	964	1,247
Depreciation and depletion	24	19	—	—	1,009	946
Non-service pension and postretirement benefit	11	2	—	—	11	2
Financing (note 5)	12	24	—	—	—	26
Total expenses	181	139	(11,696)	(12,206)	20,817	22,605
Income (loss) before income taxes	(152)	(97)	—	—	2,932	3,061
Income tax expense (benefit)	(36)	(21)	—	—	695	733
Net income (loss)	(116)	(76)	—	—	2,237	2,328
Cash flows from (used in) operating activities	(137)	190	(15)	—	2,992	2,705
Capital and exploration expenditures (c)	70	91	—	—	871	958
Total assets as at June 30	4,510	3,528	(2,022)	(417)	44,178	44,135

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $4,706 million (2024 - $5,010 million).
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

Revenues	Six Months to June 30
millions of Canadian dollars	2025	2024
Revenue from contracts with customers	19,694	20,511
Revenue outside the scope of ASC 606	3,980	5,086
Total	23,674	25,597
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

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Proceeds from asset sales	2	3	13	7
Book value of asset sales	1	2	2	4
Gain (loss) on asset sales, before tax	1	1	11	3
Gain (loss) on asset sales, after tax	1	1	10	3
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Pension benefits:
Service cost	46	46	93	92
Interest cost	91	92	184	183
Expected return on plan assets	(98)	(114)	(197)	(227)
Amortization of prior service cost	8	7	14	14
Amortization of actuarial loss (gain)	3	12	6	24
Net benefit cost	50	43	100	86

Other postretirement benefits:
Service cost	1	3	2	7
Interest cost	6	6	11	12
Amortization of prior service cost (credit)	(1)	—	(2)	—
Amortization of actuarial loss (gain)	(3)	(2)	(5)	(4)
Net benefit cost	3	7	6	15
Note 5. Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Debt-related interest	27	52	64	104
Capitalized interest	(25)	(39)	(52)	(80)
Net interest expense	2	13	12	24
Other interest	—	1	(12)	2
Total financing	2	14	—	26

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2025	2024
Long-term debt	3,447	3,447
Finance leases	536	545
Total long-term debt	3,983	3,992
Note 7. Other long-term obligations

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2025	2024
Employee retirement benefits (a)	828	846
Asset retirement obligations and other environmental liabilities (b)	2,607	2,641
Share-based incentive compensation liabilities	197	119
Operating lease liability (c)	147	144
Other obligations	122	120
Total other long-term obligations	3,901	3,870
(a)Total recorded employee retirement benefits obligations also included $61 million in current liabilities (2024 - $61 million).
(b)Total asset retirement obligations and other environmental liabilities also included $291 million in current liabilities (2024 - $291 million).
(c)Total operating lease liability also included $102 million in current liabilities (2024 - $100 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totaled $48 million (2024 - $56 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2025 and December 31, 2024, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Jun 30	As at Dec 31
thousands of barrels	2025	2024
Crude	4,374	4,260
Products	(1,153)	(371)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Revenues	(24)	11	(9)	(13)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At June 30, 2025
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	40	44	—	84	(34)	(6)	44

Liabilities
Derivative liabilities (b)	34	50	—	84	(34)	—	50
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

At June 30, 2025 and December 31, 2024, the company had $14 million and $22 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Jun 30	As at Dec 31
thousands of shares	2025	2024
Authorized	1,100,000	1,100,000
Outstanding	509,045	509,045
The current 12-month normal course issuer bid program came into effect June 29, 2025 under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,452,248 common shares (5 percent of the total shares on June 15, 2025) which includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(26,792)	(50)
Balance as at December 31, 2024	509,045	942
Purchases at stated value	—	—
Balance as at June 30, 2025	509,045	942
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2025	2024	2025	2024
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	949	1,133	2,237	2,328
Weighted-average number of common shares outstanding (millions of shares)	509.0	535.8	509.0	535.8
Net income (loss) per common share (dollars)	1.86	2.11	4.39	4.34
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	949	1,133	2,237	2,328
Weighted-average number of common shares outstanding (millions of shares)	509.0	535.8	509.0	535.8
Effect of employee share-based awards (millions of shares)	1.3	1.2	1.2	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	510.3	537.0	510.2	537.0
Net income (loss) per common share (dollars)	1.86	2.11	4.38	4.34
Dividends per common share – declared (dollars)	0.72	0.60	1.44	1.20

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2025	2024
Balance at January 1	(214)	(677)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	12	4
Amounts reclassified from accumulated other comprehensive income	10	25
Balance at June 30	(192)	(648)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(7)	(17)	(13)	(34)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2025	2024	2025	2024
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	—	(1)	4	—
Amortization of postretirement benefits liability adjustment included in net benefit cost	2	4	3	9
Total	2	3	7	9

IMPERIAL OIL LIMITED
Item 2. Management’s discussion and analysis of financial condition and results of operations
Recent business environment

During the second quarter of 2025, the price of crude oil decreased relative to first quarter of 2025, while the Canadian WTI/WCS spread narrowed due to low inventory levels. Industry refining margins improved in the second quarter of 2025, driven by strong seasonal demand.

During 2025, the United States announced a variety of trade-related actions, including the imposition of tariffs on imports from Canada and several other countries. In response, Canada announced its own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn, while others have been revised. The global trade environment continues to be volatile. The likelihood of the United States, Canada or their trading partners resuming tariffs, imposing new or revised reciprocal tariffs, export restrictions, or other forms of trade-related sanctions is highly uncertain. Additionally, significant uncertainty exists as to what effects these actions will ultimately have on Imperial, its suppliers and its customers. The company continually monitors the global trade environment and works to mitigate potential impacts.
Operating results
Second quarter 2025 vs. second quarter 2024

	Second Quarter
millions of Canadian dollars, unless noted	2025	2024
Net income (loss) (U.S. GAAP)	949	1,133
Net income (loss) per common share, assuming dilution (dollars)	1.86	2.11
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations decreased by $17.20 per barrel, primarily driven by lower marker prices. Synthetic crude oil realizations decreased by $23.71 per barrel, primarily driven by lower WTI and a weaker Synthetic/WTI spread.

Volumes – Higher volumes were primarily driven by the timing of the annual coker turnaround at Syncrude and mine productivity and improved reliability at Kearl.

Royalty – Lower royalties were primarily driven by lower commodity prices.

IMPERIAL OIL LIMITED
Marker prices and average realizations

	Second Quarter
Canadian dollars, unless noted	2025	2024
West Texas Intermediate (US$ per barrel)	63.69	80.63
Western Canada Select (US$ per barrel)	53.66	67.03
WTI/WCS Spread (US$ per barrel)	10.03	13.60
Bitumen (per barrel)	65.82	83.02
Synthetic crude oil (per barrel)	87.85	111.56
Average foreign exchange rate (US$)	0.72	0.73
Production

	Second Quarter
thousands of barrels per day	2025	2024
Kearl (Imperial's share)	195	181
Cold Lake	145	147
Syncrude (a)	77	66

Kearl total gross production (thousands of barrels per day)	275	255
(a)In the second quarter of 2025, Syncrude gross production included about 4 thousand barrels per day of bitumen and other products (2024 - 2 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Kearl was primarily driven by mine productivity and improved reliability.

Lower production at Cold Lake was primarily driven by production and steam cycle timing, and turnaround impacts partially offset by Grand Rapids solvent-assisted SAGD.

Higher production at Syncrude was primarily driven by the timing of the annual coker turnaround.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins - Higher margins primarily reflect improved market conditions.
Refinery utilization and petroleum product sales

	Second Quarter
thousands of barrels per day, unless noted	2025	2024
Refinery throughput	376	387
Refinery capacity utilization (percent)	87	89
Petroleum product sales	480	470

Lower refinery throughput was primarily due to unplanned downtime partially offset by lower turnaround impacts.

Higher petroleum product sales were enabled by the Trans Mountain pipeline expansion.

IMPERIAL OIL LIMITED
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars
Corporate and other

	Second Quarter
millions of Canadian dollars	2025	2024
Net income (loss) (U.S. GAAP)	(58)	(25)
Liquidity and capital resources

	Second Quarter
millions of Canadian dollars	2025	2024
Cash flows from (used in):
Operating activities	1,465	1,629
Investing activities	(472)	(456)
Financing activities	(371)	(329)
Increase (decrease) in cash and cash equivalents	622	844

Cash and cash equivalents at period end	2,386	2,020

Cash flows from operating activities primarily reflect lower earnings and lower favourable working capital impacts.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Second Quarter
millions of Canadian dollars, unless noted	2025	2024
Dividends paid	367	321
Per share dividend paid (dollars)	0.72	0.60
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares during the second quarter of 2025 and 2024.

On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2026. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

IMPERIAL OIL LIMITED
Six months 2025 vs. six months 2024

	Six Months
millions of Canadian dollars, unless noted	2025	2024
Net income (loss) (U.S. GAAP)	2,237	2,328
Net income (loss) per common share, assuming dilution (dollars)	4.38	4.34
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations decreased by $4.20 per barrel, primarily driven by lower marker prices partially offset by narrowing WTI/WCS spread and lower diluent costs. Synthetic crude oil realizations decreased by $8.96 per barrel, primarily driven by lower WTI partially offset by an improved Synthetic/WTI spread.

Volume – Higher volumes were primarily driven by Grand Rapids solvent-assisted SAGD and the timing of the annual coker turnaround at Syncrude.

Royalty – Lower royalties were primarily driven by lower commodity prices.

Other – Primarily due to favourable foreign exchange impacts of about $170 million.
Marker prices and average realizations

	Six Months
Canadian dollars, unless noted	2025	2024
West Texas Intermediate (US$ per barrel)	67.52	78.77
Western Canada Select (US$ per barrel)	56.25	62.34
WTI/WCS Spread (US$ per barrel)	11.27	16.43
Bitumen (per barrel)	70.50	74.70
Synthetic crude oil (per barrel)	93.14	102.10
Average foreign exchange rate (US$)	0.71	0.74

IMPERIAL OIL LIMITED
Production

	Six Months
thousands of barrels per day	2025	2024
Kearl (Imperial's share)	189	189
Cold Lake	150	144
Syncrude (a)	75	70

Kearl total gross production (thousands of barrels per day)	266	266
(a)In 2025, Syncrude gross production included about 3 thousand barrels per day of bitumen and other products (2024 - 1 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Higher production at Cold Lake was primarily driven by Grand Rapids solvent-assisted SAGD, partially offset by production and steam cycle timing.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Primarily due to unfavourable wholesale volume impacts of about $70 million.
Refinery utilization and petroleum product sales

	Six Months
thousands of barrels per day, unless noted	2025	2024
Refinery throughput	387	397
Refinery capacity utilization (percent)	89	92
Petroleum product sales	468	460

Lower refinery throughput was primarily due to unplanned downtime partially offset by lower turnaround impacts.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

Margins - Lower margins primarily reflect weaker industry polyethylene margins.

IMPERIAL OIL LIMITED
Corporate and other

	Six Months
millions of Canadian dollars	2025	2024
Net income (loss) (U.S. GAAP)	(116)	(76)
Liquidity and capital resources

	Six Months
millions of Canadian dollars	2025	2024
Cash flows from (used in):
Operating activities	2,992	2,705
Investing activities	(849)	(937)
Financing activities	(736)	(612)
Increase (decrease) in cash and cash equivalents	1,407	1,156

Cash flows from operating activities primarily reflect lower unfavourable deferred tax and working capital impacts.

Cash flows used in investing activities primarily reflect lower additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Six Months
millions of Canadian dollars, unless noted	2025	2024
Dividends paid	674	599
Per share dividend paid (dollars)	1.32	1.10
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares during the six months ended June 30, 2025 and 2024.

IMPERIAL OIL LIMITED
Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the company’s purchases under the normal course issuer bid and plans to accelerate completion prior to year end; the use of derivative instruments and effectiveness of risk mitigation; and the continued evaluation of the company’s share purchase program in the context of overall capital activities.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2025, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b) (c)
April 2025
(April 1 - April 30)	—	—	—	—
May 2025
(May 1 - May 31)	—	—	—	—
June 2025
(June 1 - June 30)	—	—	—	—
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
(c)On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2026. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended June 30, 2025, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	August 4, 2025	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	August 4, 2025	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary