Form 10-Q
period 2025-09-30
IMPERIAL OIL LTD
filed 2025-11-03
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

The number of common shares outstanding, as of September 30, 2025 was 496,861,027.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Revenues and other income
Revenues (a)	11,994	13,215	35,668	38,812
Investment and other income (note 3)	55	44	130	113
Total revenues and other income	12,049	13,259	35,798	38,925

Expenses
Exploration	1	1	3	3
Purchases of crude oil and products (b)	7,776	8,734	22,747	25,296
Production and manufacturing (c)	1,625	1,517	4,975	4,870
Selling and general (c) (note 11)	622	223	1,132	690
Federal excise tax and fuel charge	380	661	1,344	1,908
Depreciation and depletion (includes impairments) (note 11)	911	508	1,920	1,454
Non-service pension and postretirement benefit	25	1	36	3
Financing (d) (note 5)	8	11	8	37
Total expenses	11,348	11,656	32,165	34,261

Income (loss) before income taxes	701	1,603	3,633	4,664

Income taxes	162	366	857	1,099

Net income (loss)	539	1,237	2,776	3,565

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	1.07	2.33	5.47	6.67
Net income (loss) per common share - diluted (note 9)	1.07	2.33	5.46	6.66
(a) Amounts from related parties included in revenues (note 1)	3,345	3,755	10,340	10,829
(b) Amounts to related parties included in purchases of crude oil and products (note 1)	1,619	1,955	4,188	5,177
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	88	121	382	406
(d) Amounts to related parties included in financing.	30	40	79	127

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Net income (loss)	539	1,237	2,776	3,565

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	—	—	12	4

Amortization of postretirement benefits liability adjustment included in net benefit costs	5	13	15	38
Total other comprehensive income (loss)	5	13	27	42

Comprehensive income (loss)	544	1,250	2,803	3,607

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2025	2024
Assets
Current assets
Cash and cash equivalents	1,861	979
Accounts receivable - net (a)	5,158	5,758
Inventories of crude oil and products	2,028	1,642
Materials, supplies and prepaid expenses	908	975
Total current assets	9,955	9,354
Investments and long-term receivables (b)	1,111	1,084
Property, plant and equipment, (note 11)	59,293	58,048
less accumulated depreciation and depletion (note 11)	(29,068)	(27,241)
Property, plant and equipment - net (note 11)	30,225	30,807
Goodwill	166	166
Other assets, including intangibles - net	1,506	1,527
Total assets	42,963	42,938

Liabilities
Current liabilities
Notes and loans payable	18	19
Accounts payable and accrued liabilities (a) (note 7, 11)	6,728	6,907
Income taxes payable	18	81
Total current liabilities	6,764	7,007
Long-term debt (c) (note 6)	3,979	3,992
Other long-term obligations (note 7, 11)	4,177	3,870
Deferred income tax liabilities	4,359	4,596
Total liabilities	19,279	19,465

Shareholders’ equity
Common shares at stated value (d) (note 9)	919	942
Earnings reinvested	22,952	22,745
Accumulated other comprehensive income (loss) (note 10)	(187)	(214)
Total shareholders’ equity	23,684	23,473

Total liabilities and shareholders’ equity	42,963	42,938
(a) Accounts receivable - net included net amounts receivable from related parties.	973	756
(b) Investments and long-term receivables included amounts from related parties.	253	266
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	497	509

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Common shares at stated value (note 9)
At beginning of period	942	992	942	992
Share purchases at stated value	(23)	(23)	(23)	(23)
At end of period	919	969	919	969

Earnings reinvested
At beginning of period	24,249	23,592	22,745	21,907
Net income (loss) for the period	539	1,237	2,776	3,565
Share purchases in excess of stated value	(1,475)	(1,207)	(1,475)	(1,207)
Dividends declared	(361)	(317)	(1,094)	(960)
At end of period	22,952	23,305	22,952	23,305

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(192)	(648)	(214)	(677)
Other comprehensive income (loss)	5	13	27	42
At end of period	(187)	(635)	(187)	(635)

Shareholders’ equity at end of period	23,684	23,639	23,684	23,639

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Operating activities
Net income (loss)	539	1,237	2,776	3,565
Adjustments for non-cash items:
Depreciation and depletion (includes impairments) (note 11)	911	508	1,920	1,454
(Gain) loss on asset sales (note 3)	22	(2)	11	(5)
Deferred income taxes and other	(200)	53	(231)	(186)
Changes in operating assets and liabilities:
Accounts receivable	444	548	600	(1,040)
Inventories, materials, supplies and prepaid expenses	(266)	502	(319)	552
Income taxes payable	18	(47)	(63)	(208)
Accounts payable and accrued liabilities	2	(1,313)	(201)	62
All other items - net (c)	328	1	297	(2)
Cash flows from (used in) operating activities	1,798	1,487	4,790	4,192

Investing activities
Additions to property, plant and equipment	(504)	(486)	(1,373)	(1,444)
Proceeds from asset sales (note 3)	21	—	34	7
Additional investments	—	—	(4)	—
Loans to equity companies - net	1	2	12	16
Cash flows from (used in) investing activities	(482)	(484)	(1,331)	(1,421)

Financing activities
Finance lease obligations - reduction (note 6)	(6)	(5)	(14)	(18)
Dividends paid	(366)	(322)	(1,040)	(921)
Common shares purchased (b) (note 9)	(1,469)	(1,206)	(1,523)	(1,206)
Cash flows from (used in) financing activities	(1,841)	(1,533)	(2,577)	(2,145)

Increase (decrease) in cash and cash equivalents	(525)	(530)	882	626
Cash and cash equivalents at beginning of period	2,386	2,020	979	864
Cash and cash equivalents at end of period (a)	1,861	1,490	1,861	1,490
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(37)	(111)	(112)

Income taxes (paid) refunded.	(258)	(423)	(1,132)	(1,557)
Interest (paid), net of capitalization.	(8)	(11)	(20)	(37)

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

Amounts for related party revenues and purchases for the three months ended September 30, 2024 have been revised from $2,999 million to $3,755 million and from $1,199 million to $1,955 million, respectively. Amounts for related party revenues and purchases for the nine months ended September 30, 2024 have been revised from $8,674 million to $10,829 million and from $3,022 million to $5,177 million, respectively. Impacts of the revision offset to zero.
The results for the nine months ended September 30, 2025, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	72	24	11,675	12,997	247	194
Intersegment sales	4,034	4,583	1,517	1,562	96	60
Investment and other income (note 3)	3	2	31	11	—	1
Total revenues and other income	4,109	4,609	13,223	14,570	343	255
Expenses
Exploration	1	1	—	—	—	—
Purchases of crude oil and products	1,612	1,766	11,578	13,014	231	157
Production and manufacturing	1,098	1,050	462	423	58	36
Selling and general (note 11)	—	—	169	170	22	22
Federal excise tax and fuel charge	—	—	379	660	1	1
Depreciation and depletion (note 11)	434	447	56	48	4	3
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	3	2	—	—	—	—
Total expenses	3,148	3,266	12,644	14,315	316	219
Income (loss) before income taxes	961	1,343	579	255	27	36
Income tax expense (benefit)	233	316	135	50	6	8
Net income (loss)	728	1,027	444	205	21	28
Cash flows from (used in) operating activities	1,415	1,298	319	164	15	49
Capital and exploration expenditures (c)	353	300	114	133	4	3

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	—	—	—	—	11,994	13,215
Intersegment sales	—	—	(5,647)	(6,205)	—	—
Investment and other income (note 3)	21	30	—	—	55	44
Total revenues and other income	21	30	(5,647)	(6,205)	12,049	13,259
Expenses
Exploration	—	—	—	—	1	1
Purchases of crude oil and products	—	—	(5,645)	(6,203)	7,776	8,734
Production and manufacturing	7	8	—	—	1,625	1,517
Selling and general (note 11)	433	33	(2)	(2)	622	223
Federal excise tax and fuel charge	—	—	—	—	380	661
Depreciation and depletion (note 11)	417	10	—	—	911	508
Non-service pension and postretirement benefit	25	1	—	—	25	1
Financing (note 5)	5	9	—	—	8	11
Total expenses	887	61	(5,647)	(6,205)	11,348	11,656
Income (loss) before income taxes	(866)	(31)	—	—	701	1,603
Income tax expense (benefit)	(212)	(8)	—	—	162	366
Net income (loss)	(654)	(23)	—	—	539	1,237
Cash flows from (used in) operating activities	49	(24)	—	—	1,798	1,487
Capital and exploration expenditures (c)	34	50	—	—	505	486

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,404 million (2024 - $2,631 million).
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

Revenues	Third Quarter
millions of Canadian dollars	2025	2024
Revenue from contracts with customers	9,696	10,404
Revenue outside the scope of ASC 606	2,298	2,811
Total	11,994	13,215
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	198	95	34,698	37,862	772	855
Intersegment sales	12,140	13,227	4,904	4,949	299	235
Investment and other income (note 3)	13	7	67	32	—	2
Total revenues and other income	12,351	13,329	39,669	42,843	1,071	1,092
Expenses
Exploration	3	3	—	—	—	—
Purchases of crude oil and products	4,843	5,479	34,517	37,549	724	673
Production and manufacturing	3,401	3,441	1,385	1,279	171	137
Selling and general (note 11)	—	—	518	503	64	71
Federal excise tax and fuel charge	—	—	1,340	1,905	4	3
Depreciation and depletion (note 11)	1,322	1,275	145	139	12	11
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	(9)	4	—	—	—	—
Total expenses	9,560	10,202	37,905	41,375	975	895
Income (loss) before income taxes	2,791	3,127	1,764	1,468	96	197
Income tax expense (benefit)	668	743	414	338	23	47
Net income (loss)	2,123	2,384	1,350	1,130	73	150
Cash flows from (used in) operating activities	2,637	3,351	2,316	555	(60)	120
Capital and exploration expenditures (c)	972	857	292	435	8	11
Total assets as at September 30 (d) (note 11)	28,449	28,186	11,696	11,104	542	452

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2025	2024	2025	2024	2025	2024
Revenues and other income
Revenues (a) (b)	—	—	—	—	35,668	38,812
Intersegment sales	—	—	(17,343)	(18,411)	—	—
Investment and other income (note 3)	50	72	—	—	130	113
Total revenues and other income	50	72	(17,343)	(18,411)	35,798	38,925
Expenses
Exploration	—	—	—	—	3	3
Purchases of crude oil and products	—	—	(17,337)	(18,405)	22,747	25,296
Production and manufacturing	18	13	—	—	4,975	4,870
Selling and general (note 11)	556	122	(6)	(6)	1,132	690
Federal excise tax and fuel charge	—	—	—	—	1,344	1,908
Depreciation and depletion (note 11)	441	29	—	—	1,920	1,454
Non-service pension and postretirement benefit	36	3	—	—	36	3
Financing (note 5)	17	33	—	—	8	37
Total expenses	1,068	200	(17,343)	(18,411)	32,165	34,261
Income (loss) before income taxes	(1,018)	(128)	—	—	3,633	4,664
Income tax expense (benefit)	(248)	(29)	—	—	857	1,099
Net income (loss)	(770)	(99)	—	—	2,776	3,565
Cash flows from (used in) operating activities	(88)	166	(15)	—	4,790	4,192
Capital and exploration expenditures (c)	104	141	—	—	1,376	1,444
Total assets as at September 30 (d) (note 11)	4,034	2,942	(1,758)	(155)	42,963	42,529

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $7,110 million (2024 - $7,641 million).
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

Revenues	Nine Months to September 30
millions of Canadian dollars	2025	2024
Revenue from contracts with customers	29,390	30,915
Revenue outside the scope of ASC 606	6,278	7,897
Total	35,668	38,812
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)In 2025, in conjunction with the company signing an agreement to sell the Calgary Imperial campus, the Upstream segment transferred the asset to the Corporate and other segment for $466 million. The effects of this transaction have been eliminated for consolidation purposes. Prior periods have not been recast.

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Proceeds from asset sales	21	—	34	7
Book value of asset sales	43	(2)	45	2
Gain (loss) on asset sales, before-tax	(22)	2	(11)	5
Gain (loss) on asset sales, after-tax	(24)	2	(14)	5
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Pension benefits:
Service cost	46	47	139	139
Interest cost	93	91	277	274
Expected return on plan assets	(99)	(113)	(296)	(340)
Amortization of prior service cost	7	7	21	21
Amortization of actuarial loss (gain)	2	11	8	35
Net pension enhancement	19	—	19	—
Net benefit cost	68	43	168	129

Other postretirement benefits:
Service cost	2	3	4	10
Interest cost	4	7	15	19
Amortization of prior service cost (credit)	(1)	—	(3)	—
Amortization of actuarial loss (gain)	(1)	(2)	(6)	(6)
Net other postretirement benefits enhancement	1	—	1	—
Net benefit cost	5	8	11	23
Note 5. Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Debt-related interest	39	48	103	152
Capitalized interest	(34)	(39)	(86)	(119)
Net interest expense	5	9	17	33
Other interest	3	2	(9)	4
Total financing	8	11	8	37

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2025	2024
Long-term debt	3,447	3,447
Finance leases	532	545
Total long-term debt	3,979	3,992
Note 7. Other long-term obligations

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2025	2024
Employee retirement benefits (a)	836	846
Asset retirement obligations and other environmental liabilities (b)	2,624	2,641
Share-based incentive compensation liabilities	270	119
Operating lease liability (c)	132	144
Other obligations (note 11)	315	120
Total other long-term obligations	4,177	3,870
(a)Total recorded employee retirement benefits obligations also included $61 million in current liabilities (2024 - $61 million).
(b)Total asset retirement obligations and other environmental liabilities also included $291 million in current liabilities (2024 - $291 million).
(c)Total operating lease liability also included $95 million in current liabilities (2024 - $100 million). In addition to the total operating lease liability, undiscounted commitments for leases not yet commenced totaled $87 million (2024 - $56 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2025 and December 31, 2024, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Sep 30	As at Dec 31
thousands of barrels	2025	2024
Crude	(1,284)	4,260
Products	(1,170)	(371)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Revenues	20	(34)	11	(47)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At September 30, 2025
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	14	30	—	44	(12)	(2)	30

Liabilities
Derivative liabilities (b)	12	19	—	31	(12)	—	19
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

At September 30, 2025 and December 31, 2024, the company had $12 million and $22 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in “Accounts receivable - net”, primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Sep 30	As at Dec 31
thousands of shares	2025	2024
Authorized	1,100,000	1,100,000
Outstanding	496,861	509,045
The current 12-month normal course issuer bid program came into effect June 29, 2025 under which Imperial has continued its existing share purchase program. The program enables the company to purchase up to a maximum of 25,452,248 common shares (5 percent of the total shares on June 15, 2025) which includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to continue its acceleration of its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(26,792)	(50)
Balance as at December 31, 2024	509,045	942
Purchases at stated value	(12,184)	(23)
Balance as at September 30, 2025	496,861	919
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2025	2024	2025	2024
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	539	1,237	2,776	3,565
Weighted-average number of common shares outstanding (millions of shares)	503.8	530.6	507.3	534.1
Net income (loss) per common share (dollars)	1.07	2.33	5.47	6.67
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	539	1,237	2,776	3,565
Weighted-average number of common shares outstanding (millions of shares)	503.8	530.6	507.3	534.1
Effect of employee share-based awards (millions of shares)	1.3	1.3	1.3	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	505.1	531.9	508.6	535.3
Net income (loss) per common share (dollars)	1.07	2.33	5.46	6.66
Dividends per common share – declared (dollars)	0.72	0.60	2.16	1.80

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2025	2024
Balance at January 1	(214)	(677)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	12	4
Amounts reclassified from accumulated other comprehensive income	15	38
Balance at September 30	(187)	(635)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(7)	(16)	(20)	(50)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2025	2024	2025	2024
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	—	1	4	1
Amortization of postretirement benefits liability adjustment included in net benefit cost	2	3	5	12
Total	2	4	9	13

IMPERIAL OIL LIMITED
Note 11. Miscellaneous financial information

Restructuring charges
On September 29, 2025, the company announced restructuring plans to improve its performance by centralizing additional corporate and technical activities in global business and technology centres. The restructuring plans include a program of targeted workforce reductions. The program, which is expected to be substantially completed by the end of 2027, involves involuntary employee separations. In Q3 2025, the company recorded charges of $330 million, before-tax, consisting primarily of restructuring costs associated with announced workforce reduction programs. These costs are captured in “Selling and general” on the Consolidated statement of income and reported in the Corporate and other segment.

The following table summarizes the reserves and charges related to the workforce reduction program, which are recorded in "Accounts payable and accrued liabilities" and "Other long-term obligations" on the Consolidated balance sheet.

millions of Canadian dollars	2025
Balance at January 1	—
Additions/adjustments	330
Payments made	—
Balance at September 30	330

Campus impairment
In Q3 2025, the Corporate and other segment included a non-cash impairment charge of $406 million, before-tax, in conjunction with the company signing an agreement to sell the Calgary Imperial campus. The impairment is reflected in "Depreciation and depletion (includes impairments)" on the Consolidated statement of income, and in "Property, plant and equipment - net" on the Consolidated balance sheet. The Calgary Imperial campus has been classified as an asset held for sale and is reflected in "Property, plant and equipment - net" on the Consolidated balance sheet, with a total asset value of approximately $60 million. It is anticipated that the transaction will close in 2025.

IMPERIAL OIL LIMITED
Item 2. Management’s discussion and analysis of financial condition and results of operations
Recent business environment

During the third quarter of 2025, the price of crude oil increased slightly relative to second quarter of 2025, while the Canadian WTI/WCS spread remained relatively flat with the second quarter of 2025. Industry refining margins improved in the third quarter of 2025, driven by strong seasonal demand and global diesel supply disruptions.

During 2025, the United States announced a variety of trade-related actions, including the imposition of tariffs on imports from Canada and several other countries. In response, Canada announced its own retaliatory tariffs. Despite the current uncertainty as to what effects these actions will ultimately have on Imperial, its suppliers and its customers, the company does not anticipate any material near-term financial impacts.
Operating results
Third quarter 2025 vs. third quarter 2024

	Third Quarter
millions of Canadian dollars, unless noted	2025	2024
Net income (loss) (U.S. GAAP)	539	1,237
Net income (loss) per common share, assuming dilution (dollars)	1.07	2.33
Net income (loss) excluding identified items[1]	1,094	1,237

Current quarter results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations decreased by $9.02 per barrel, primarily driven by lower marker prices partially offset by narrowing WTI/WCS spread. Synthetic crude oil realizations decreased by $13.29 per barrel, primarily driven by lower WTI and a weaker Synthetic/WTI spread.

Volume – Inventory impacts partially offset by higher production.

Royalty – Lower royalties were primarily driven by lower commodity prices.

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Marker prices and average realizations

	Third Quarter
Canadian dollars, unless noted	2025	2024
West Texas Intermediate (US$ per barrel)	64.97	75.27
Western Canada Select (US$ per barrel)	54.62	61.76
WTI/WCS Spread (US$ per barrel)	10.35	13.51
Bitumen (per barrel)	68.22	77.24
Synthetic crude oil (per barrel)	91.12	104.41
Average foreign exchange rate (US$)	0.73	0.73
Production

	Third Quarter
thousands of barrels per day	2025	2024
Kearl (Imperial's share)	224	209
Cold Lake	150	147
Syncrude	78	81

Kearl total gross production (thousands of barrels per day)	316	295

Higher production at Kearl was primarily driven by improved reliability and recovery.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins - Higher margins primarily reflect improved market conditions.

Other - Includes lower turnaround impacts of about $70 million.
Refinery utilization and petroleum product sales

	Third Quarter
thousands of barrels per day, unless noted	2025	2024
Refinery throughput	425	389
Refinery capacity utilization (percent)	98	90
Petroleum product sales	464	487

Higher refinery throughput was primarily due to lower turnaround impacts.

Lower petroleum product sales were primarily due to lower volumes in the supply and wholesale channels.

IMPERIAL OIL LIMITED
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars
Corporate and other

	Third Quarter
millions of Canadian dollars	2025	2024
Net income (loss) (U.S. GAAP)	(654)	(23)

Current quarter results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Liquidity and capital resources

	Third Quarter
millions of Canadian dollars	2025	2024
Cash flows from (used in):
Operating activities	1,798	1,487
Investing activities	(482)	(484)
Financing activities	(1,841)	(1,533)
Increase (decrease) in cash and cash equivalents	(525)	(530)

Cash and cash equivalents at period end	1,861	1,490

Cash flows from operating activities primarily reflect favourable working capital impacts.

Cash flows used in financing activities primarily reflect:

	Third Quarter
millions of Canadian dollars, unless noted	2025	2024
Dividends paid	366	322
Per share dividend paid (dollars)	0.72	0.60
Share repurchases (a)	1,469	1,206
Number of shares purchased (millions) (a)	12.2	12.4
(a)Share repurchases were made under the company’s normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation.

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Nine months 2025 vs. nine months 2024

	Nine Months
millions of Canadian dollars, unless noted	2025	2024
Net income (loss) (U.S. GAAP)	2,776	3,565
Net income (loss) per common share, assuming dilution (dollars)	5.46	6.66
Net income (loss) excluding identified items[1]	3,331	3,565
Current year results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations decreased by $5.92 per barrel, primarily driven by lower marker prices partially offset by narrowing WTI/WCS spread. Synthetic crude oil realizations decreased by $10.51 per barrel, primarily driven by lower WTI partially offset by an improved Synthetic/WTI spread.

Volume – Higher volumes were driven by higher production at Syncrude, Kearl and Cold Lake.

Royalty – Lower royalties were primarily driven by lower commodity prices.

Other – Primarily due to favourable foreign exchange impacts of about $200 million.
Marker prices and average realizations

	Nine Months
Canadian dollars, unless noted	2025	2024
West Texas Intermediate (US$ per barrel)	66.65	77.59
Western Canada Select (US$ per barrel)	55.70	62.15
WTI/WCS Spread (US$ per barrel)	10.95	15.44
Bitumen (per barrel)	69.68	75.60
Synthetic crude oil (per barrel)	92.44	102.95
Average foreign exchange rate (US$)	0.71	0.74

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Production

	Nine Months
thousands of barrels per day	2025	2024
Kearl (Imperial's share)	200	195
Cold Lake	150	145
Syncrude (a)	76	73

Kearl total gross production (thousands of barrels per day)	282	275
(a)In 2025, Syncrude gross production included about 2 thousand barrels per day of bitumen and other products (2024 - 1 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Primarily due to unfavourable wholesale volume impacts of about $70 million, higher operating expenses of about $70 million driven by higher energy costs, and unplanned downtime of about $60 million, partially offset by lower turnaround impacts of about $100 million.
Refinery utilization and petroleum product sales

	Nine Months
thousands of barrels per day, unless noted	2025	2024
Refinery throughput	400	395
Refinery capacity utilization (percent)	92	91
Petroleum product sales	466	469

Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

Margins - Lower margins primarily reflect weaker industry polyethylene margins.

IMPERIAL OIL LIMITED
Corporate and other

	Nine Months
millions of Canadian dollars	2025	2024
Net income (loss) (U.S. GAAP)	(770)	(99)

Current year results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge; results also reflect higher incentive compensation as a result of the higher share price.
Liquidity and capital resources

	Nine Months
millions of Canadian dollars	2025	2024
Cash flows from (used in):
Operating activities	4,790	4,192
Investing activities	(1,331)	(1,421)
Financing activities	(2,577)	(2,145)
Increase (decrease) in cash and cash equivalents	882	626

Cash flows from operating activities primarily reflect favourable working capital impacts.

Cash flows used in investing activities primarily reflect lower additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	Nine Months
millions of Canadian dollars, unless noted	2025	2024
Dividends paid	1,040	921
Per share dividend paid (dollars)	2.04	1.70
Share repurchases (a)	1,469	1,206
Number of shares purchased (millions) (a)	12.2	12.4
(a)Share repurchases were made under the company’s normal course issuer bid program, and include shares purchased from Exxon Mobil Corporation.

On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2026. Imperial plans to continue its acceleration of its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

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
Net income (loss) excluding identified items
Net income (loss) excluding identified items is a non-GAAP financial measure that is total net income (loss) excluding individually significant non-operational events with an absolute corporate total earnings impact of at least $100 million in a given quarter. The net income (loss) impact of an identified item for an individual segment may be less than $100 million when the item impacts several segments or several periods. The most directly comparable financial measure that is disclosed in the financial statements is "Net income (loss)" within the company’s Consolidated statement of income. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The company believes this view provides investors increased transparency into business results and trends, and provides investors with a view of the business as seen through the eyes of management. Net income (loss) excluding identified items is not meant to be viewed in isolation or as a substitute for net income (loss) as prepared in accordance with U.S. GAAP. All identified items are presented on an after-tax basis.

Reconciliation of net income (loss) excluding identified items

	Third Quarter		Nine Months
millions of Canadian dollars	2025	2024	2025	2024
From Imperial's Consolidated statement of income
Net income (loss) (U.S. GAAP)	539	1,237	2,776	3,565

Less identified items included in Net income (loss)
Impairments	(306)	—	(306)	—
Restructuring charges	(249)	—	(249)	—
Subtotal of identified items	(555)	—	(555)	—

Net income (loss) excluding identified items	1,094	1,237	3,331	3,565

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

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets, including the Strathcona renewable diesel project, the Leming, Grand Rapids and LASER projects at Cold Lake, and autonomous operations at Kearl; performance of third-party service providers, including service providers located outside of Canada and ExxonMobil global capability centres; capital and environmental expenditures; the ability to offset any ongoing or renewed inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, the occurrence of disruptions in trade or military alliances, or a broader breakdown in global trade; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws including taxes on share repurchases; third-party opposition to company and service provider operations, projects and infrastructure; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; competition from alternative energy sources and established competitors in such markets; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers, including those located outside of Canada and ExxonMobil global capability centres; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; management effectiveness and disaster response preparedness; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; general economic conditions, including inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in “Item 1A risk factors” and “Item 7 management’s discussion and analysis of financial condition and results of operations” of Imperial’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the nine months ended September 30, 2025, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2025
(July 1 - July 31)	2,424,038	112.92	2,424,038	23,028,210
August 2025
(August 1 - August 31)	4,693,798	117.98	4,693,798	18,334,412
September 2025
(September 1 - September 30)	5,066,100	126.64	5,066,100	13,268,312
(a)Excludes 2 percent tax on repurchases of equity.

(b)On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. This maximum includes shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2026. Imperial plans to continue its acceleration of its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended September 30, 2025, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	November 3, 2025	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	November 3, 2025	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary