Form 10-K
period 2025-12-31
IMPERIAL OIL LTD
filed 2026-02-18
CIK 49938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act. Yes ☐ No ☑
As of the last business day of the 2025 second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was Canadian $16,740,858,786 based upon the reported last sale price of such stock on the Toronto Stock Exchange on that date.
The number of common shares outstanding, as of February 11, 2026, was 483,592,715.

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. Note that numbers may not add due to rounding.

Forward-looking statements
Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, biofuel, hydrogen, and other future plans to reduce emissions and emission intensity of the company, its affiliates and third parties are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this report include, but are not limited to, references to estimates, development, timing and recovery of reserves; the development drilling program at Cold Lake; Cold Lake experimental pilot operations to improve bitumen recovery; the evaluation and pace of the Aspen project; the timing, pace and results from the EBRT field pilot; the continued evaluation of other oil sands development projects; future activities with respect to Beaufort Sea licences; the company’s strategy for the energy transition and emission reduction goals; the company’s pursuit of lower-emission business opportunities and emission-reduction services and technologies; human capital resources strategy and impact; the company’s workforce transformation and restructuring plans to centralize activities in global capability centres, including timing and impacts; the cessation of production at Norman Wells, including impacts and timing; the measures required to comply with environmental regulations and any changes in such regulations; anticipated capital and operating expenditures, including with respect to environmental protection; the ability for autonomous operations at Kearl to continue capturing productivity improvements, reducing cost and enhancing safety; the effectiveness of the company's corporate governance and strategic planning practices, including with respect to risk management and oversight; the structure and effectiveness of the cybersecurity program; continued evaluation of the company’s share purchase program; being well-positioned to participate in substantial investments to develop Canadian energy supplies; the company’s long-term business outlook, including demand, supply and energy mix and transition pathways related to greenhouse gas emissions; the extent of ongoing effects of global events affecting supply and demand, including continued or renewed inflation, and the company’s ability to mitigate cost impacts in all price environments; the company’s Upstream business and investment strategies and evaluation of opportunities, including the company’s focus on operations integrity, innovative technologies, employee development, community investment, optimization within existing assets, cost reduction opportunities and productivity enhancements; the ability of the company’s current investment strategy of value and select volume growth to deliver robust returns and support long term growth; segment growth, competitive strategies and benefits from an integrated business model; the company’s Downstream strategies and their impacts on the company’s competitive position; Chemical competitive position and the benefits from integration with the Sarnia refinery and relationship with ExxonMobil; the impact of future funding of retirement plans; capital structure, liquidity sources and financial strength as a competitive advantage, for risk mitigation and meeting funding requirements; expected 2026 full year capital and exploration expenditures; earnings sensitivities and the impacts of changes in interest rates, crude oil prices, refining margins and foreign exchange rates; the company’s asset management program and potential divestments; risks associated with use of derivative instruments; the impact of any pending litigation, accounting standards and unrecognized tax benefits; standardized measures of discounted future cash flows; the effectiveness of the company’s ethics programs, restrictions on insider trading, related party transaction controls, diversity and shareholder engagement initiatives; and the effectiveness of the company’s director and executive compensation design and share ownership guidelines, including aligning with shareholder interests, managing risk, promoting long-term business performance, strategic objectives and shareholder value, and other stated objectives.

Forward-looking statements are based on the company’s current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; production life, resource recoveries and reservoir performance; project plans, timing, costs, technical evaluations and capacities, and the company’s ability to effectively execute on these plans and operate its assets; the adoption and impact of new facilities or technologies on reductions to greenhouse gas emissions intensity, including but not limited to technologies using solvents to replace energy intensive steam at Cold Lake, the EBRT project, Strathcona renewable diesel, carbon capture and storage including in connection with hydrogen for the renewable diesel project, recovery technologies and efficiency projects, and any changes in the scope, terms, or costs of such projects; the degree and timeliness of support that will be provided by policymakers and other stakeholders for various new technologies such as carbon capture and storage; for renewable diesel, the availability and cost of locally-sourced and grown feedstock and the supply of renewable diesel to British Columbia in connection with its low-carbon fuel legislation; the amount and timing of emissions reductions, including the impact of lower carbon fuels; availability and performance of third-party service providers, including ExxonMobil global capability centres and other service providers located outside of Canada; receipt of regulatory and third-party approvals in a timely manner, especially with respect to large scale emissions reduction projects; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; refinery utilization and product sales; the ability to offset any ongoing or renewed inflationary pressures; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; capital and environmental expenditures; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, disruptions, realignment or breaking of trade alliances or agreements or a broader breakdown in global trade, and disruptions in military alliances or wars; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; environmental risks inherent in oil and gas activities; government policies supporting lower carbon investment opportunities; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower-emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; third-party opposition to company and service provider operations, projects and infrastructure; competition from alternative energy sources, other emission reduction technologies, and established competitors in such markets; availability and allocation of capital; availability and performance of third-party service providers, including ExxonMobil global capability centres and other service providers located outside of Canada; unanticipated technical or operational difficulties; effectiveness of company risk management programs and emergency response preparedness; project management and schedules and timely completion of projects; transportation for accessing markets; commercial negotiations; unexpected technological developments; the results of research programs and new technologies, including with respect to autonomous operations and greenhouse gas emissions, and the ability to bring new technologies to commercial scale on a commercially competitive basis; reservoir analysis and performance; the ability to develop or acquire additional reserves; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; the occurrence, pace, rate of recovery and effects of public health crises, including the responses from governments; general economic conditions, including continued or renewed inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in "Item 1A Risk factors" and "Item 7 Management’s discussion and analysis of financial condition and results of operations" in this annual report on Form 10-K.

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

Upstream
Disclosure of reserves
Summary of oil and gas reserves at year-end
The table below summarizes the net proved reserves for the company, as at December 31, 2025, as detailed in the "Supplemental information on oil and gas exploration and production activities" in the "Financial section" of this report.
All of the company’s reported reserves are located in Canada. The company has reported proved reserves based on the average of the first-day-of-the-month price for each month during the last 12-month period ended December 31. Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favourable or adverse event has occurred since December 31, 2025 that would cause a significant change in the estimated proved reserves as of that date.

	Liquids (a)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels
Net proved reserves:
Developed	—	41	288	1,641	1,936
Undeveloped	—	8	—	99	100
Total net proved	—	49	288	1,740	2,036
(a)Liquids include crude oil and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
The estimation of proved reserve volumes, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, detailed analysis of reservoir and well performance, development and production costs, and other factors. Furthermore, the company only records proved reserves for projects which have received significant funding commitments by management made toward the development of the reserves. Although the company is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors, including completion and optimization of development projects, reservoir performance, and facility processing capacity. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the company’s capital spending and also impact its partners’ capacity to fund their share of joint projects.
Technologies used in establishing proved reserves estimates
Imperial’s proved reserves in 2025 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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
The internal qualified reserves evaluator is a professional geoscientist registered in Alberta, Canada and has 23 years of petroleum industry experience, including 14 years of reserves related experience. During the last 5 years, the majority of such evaluator's time was spent evaluating resources. The position provides leadership to the internal reserves management group and is responsible for filing a reserves report with the Canadian securities regulatory authorities. The company’s internal reserves evaluation staff consists of 20 persons with professional designations, with an average of 13 years engaged with the company's resource evaluation. The company’s internal reserves evaluation management team is made up of 12 persons with an average of 10 years engaged with the company's resource evaluation.
Proved undeveloped reserves
As at December 31, 2025, approximately 4.9 percent of the company’s proved reserves were proved undeveloped reflecting volumes of 100 million oil-equivalent barrels. Proved undeveloped reserves are associated with Cold Lake and Kearl. This compared to 227 million oil-equivalent barrels of proved undeveloped reserves reported at the end of 2024. The decrease of 127 million oil-equivalent barrels of proved undeveloped reserves is attributed to first ore extraction from Syncrude's Mildred Lake Extension - West (MLX-W) and to Cold Lake drilling start-ups, partially offset by full funding of Cold Lake drilling.
As at December 31, 2025 there were no proved undeveloped reserves that have remained undeveloped for five years or more.
One of the company’s requirements to report resources as proved reserves is that management has made significant funding commitments towards the development of the reserves. The company has a disciplined investment strategy and many major fields require a long lead-time in order to be developed. The company made investments of about $291 million during the year to progress the development of proved undeveloped reserves at Cold Lake, Syncrude, and Kearl.

Oil and gas production, production prices and production costs
Reference is made to the portion of the "Financial section" entitled "Management’s discussion and analysis of financial condition and results of operations" of this report for a narrative discussion on the material changes.
Average daily production of oil
The company’s average daily oil production by final products sold during the three years ended December 31, 2025 was as follows. All reported production volumes were from Canada.

thousands of barrels per day (a)		2025	2024	2023
Bitumen:
Kearl:	- gross (b)	199	200	191
	- net (c)	188	186	177
Cold Lake:	- gross (b)	151	148	135
	- net (c)	122	113	106
Total bitumen:	- gross (b)	350	348	326
	- net (c)	310	299	283
Synthetic crude oil (d):	- gross (b)	79	75	76
	- net (c)	68	62	67
Liquids (e):	- gross (b)	4	5	5
	- net (c)	4	5	5
Total:	- gross (b)	433	428	407
	- net (c)	382	366	355
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
(e)Liquids include crude oil and NGLs.

Average daily production and production available for sale of natural gas
The company’s average daily production and production available for sale of natural gas during the three years ended December 31, 2025 are set forth below. All reported production volumes were from Canada and are calculated at a pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

millions of cubic feet per day (a)	2025	2024	2023
Gross production (b) (c)	29	30	33
Net production (c) (d) (e)	29	30	32
Net production available for sale (f)	8	9	11
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

thousands of barrels per day (a)	2025	2024	2023
Total production oil-equivalent basis:
–gross (b)	438	433	413
–net (c)	387	371	360
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)Gross production is the company’s share of production (excluding purchases) before deduction of the mineral owners’ or governments’ share or both.
(c)Net production is gross production less the mineral owners’ or governments’ share or both.

Average unit sales price
The company’s average unit sales price and average unit production costs by product type for the three years ended December 31, 2025 were as follows.

Canadian dollars per barrel	2025	2024	2023
Bitumen	67.01	74.53	67.42
Synthetic crude oil	88.99	101.91	105.57
Liquids (a)	33.10	55.63	59.30
Canadian dollars per thousand cubic feet
Natural gas	1.76	0.69	2.58
(a)Liquids include crude oil and NGLs.
In 2025, Imperial's average Canadian dollar realization for bitumen decreased, primarily driven by lower marker prices, partially offset by the narrowing of the Western Texas Intermediate (WTI)/Western Canada Select (WCS) spread and favourable diluent. The company's average Canadian dollar realizations for synthetic crude oil decreased, primarily driven by lower WTI.
In 2024, Imperial's average Canadian dollar realization for bitumen increased, primarily driven by the narrowing of the Western Texas Intermediate (WTI)/Western Canada Select (WCS) spread and lower diluent costs, partially offset by lower WTI. The company's average Canadian dollar realizations for synthetic crude oil decreased, primarily driven by a weaker Synthetic/WTI spread and lower WTI.
Average unit production costs

Canadian dollars per barrel	2025	2024	2023
Bitumen	28.85	29.42	32.41
Synthetic crude oil	57.25	61.84	62.57
Total oil-equivalent basis (a)	34.54	35.48	38.51
(a)Includes liquids, bitumen, synthetic crude oil and natural gas.
In 2025, bitumen unit production costs decreased, primarily driven by higher Cold Lake production.
In 2025, synthetic crude oil unit production costs decreased, primarily driven by higher production.
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
Wells drilled
The following table sets forth the net exploratory and development wells that were drilled or participated in by the company during the three years ended December 31, 2025.

wells	2025	2024	2023
Net productive exploratory	—	—	—
Net dry exploratory	—	—	—
Net productive development	4	14	32
Net dry development	—	—	—
Total	4	14	32
In 2025, wells drilled to add productive capacity include 4 development wells at Cold Lake.
In 2024, wells drilled to add productive capacity include 14 development wells at Cold Lake.
Wells drilling
At December 31, 2025, the company was drilling the following development wells to add productive capacity at Cold Lake. All wells were located in Canada.

	2025
wells	Gross	Net
Total	9	9
Exploratory and development activities regarding oil and gas resources

Cold Lake
To maintain production at Cold Lake, capital expenditures for additional production wells and associated facilities are required periodically. In 2025, additional development wells were drilled to add productive capacity. In 2026, a development drilling program is planned within the approved development area to add productive capacity.
Additionally, in 2022, the company approved the budget for the Leming Steam-Assisted Gravity Drainage (SAGD) project that will re-develop the original pilot area of the Cold Lake field. Development activities commenced in 2023 and first oil production was achieved in November 2025.
The company also conducts experimental pilot operations to improve recovery of bitumen from wells by means of new drilling, production or recovery techniques.
Aspen and other in-situ oil sands activities
In October 2018, the company received regulatory approval for the Aspen Solvent Assisted - Steam Assisted Gravity Drainage (SA-SAGD) project from the AER. Development was proposed to occur in two phases, each producing about 75,000 barrels per day, before royalties. The first phase of the project was approved by the company’s board, and appropriated for $2.6 billion. Construction began late in the fourth quarter of 2018. In March 2019, the company slowed the pace of development given market uncertainty stemming from the Government of Alberta’s temporary mandatory production curtailment regulations and other industry competitiveness challenges. Although the Government of Alberta repealed the regulatory authority for imposing temporary production curtailments at the end of 2021, major investment remains on hold due to continued market uncertainty. Aspen’s pace will continue to be evaluated as the project remains an important opportunity for Imperial. The Enhanced Bitumen Recovery Technology (EBRT) field pilot on the Aspen lease received funding approval in 2023, with development work underway for pilot start-up anticipated by 2027. The pilot will test technology that has the potential to deliver higher bitumen production rates compared to industry average SAGD operations.

Work progresses on technical and technology evaluations to support potential future Clarke Creek and Corner in-situ development regulatory applications.
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
During 2025, the company’s share of Kearl’s net bitumen production was about 188,000 barrels per day and gross production was about 199,000 barrels per day.
Total gross production for Kearl was about 280,000 barrels per day (199,000 barrels Imperial’s share), which is a decrease of about 1,000 barrels per day (1,000 barrels Imperial's share) compared to 2024.
Cold Lake
Cold Lake is an in-situ heavy oil bitumen operation. The product, a blend of bitumen and diluent, is typically shipped to the company’s refineries, Exxon Mobil Corporation refineries and to other third parties.
In 2025, net bitumen production at Cold Lake was about 122,000 barrels per day. The gross production was about 151,000 barrels per day, which is an increase of about 3,000 barrels per day compared to 2024.
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
In 2025, the company’s share of Syncrude’s net production was about 68,000 barrels per day. The gross production was about 79,000 barrels per day, which is an increase of about 4,000 barrels per day compared to 2024.
The Province of Alberta, in its capacity as lessor of Kearl, Cold Lake, and Syncrude oil sands leases, is entitled to a royalty on production. Royalties are subject to the oil sands royalty regulations which are based upon a sliding scale determined largely by the price of crude oil.

Oil and gas properties, wells, operations and acreage
Production wells
The company’s production of liquids, bitumen and natural gas is derived from wells located exclusively in Canada. The total number of wells capable of production, in which the company had interests at December 31, 2025 and December 31, 2024, is disclosed in the following table. The statistics in the table are determined in part from information received from other operators.

	Year ended December 31, 2025				Year ended December 31, 2024
	Crude oil		Natural gas		Crude oil		Natural gas
wells	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)	Gross (a)	Net (b)
Total (c)	4,025	4,021	2,421	773	3,991	3,987	2,387	763
(a)Gross wells are wells in which the company owns a working interest.
(b)Net wells are the sum of the fractional working interest owned by the company in gross wells, rounded to the nearest whole number.
(c)Multiple completion wells are permanently equipped to produce separately from two or more distinctly different geological formations. At year-end 2025, the company had an interest in 15 gross wells with multiple completions (2024 - 12 gross wells).

Land holdings
At December 31, 2025 and December 31, 2024, the company held the following oil and gas rights, and bitumen and synthetic crude oil leases, all of which are located in Canada, specifically in the western provinces, in the Canada lands and in the Atlantic offshore.

		Developed		Undeveloped		Total
thousands of acres		2025	2024	2025	2024	2025	2024
Western provinces (a):
Liquids and gas	- gross (b)	394	413	185	185	579	598
	- net (c)	250	251	135	135	385	386
Bitumen	- gross (b)	196	196	578	578	774	774
	- net (c)	182	182	253	253	435	435
Synthetic crude oil	- gross (b)	119	119	100	100	219	219
	- net (c)	30	30	25	25	55	55
Canada lands (d):
Liquids and gas	- gross (b)	2	2	1,803	1,803	1,805	1,805
	- net (c)	2	2	495	495	497	497
Atlantic offshore:
Liquids and gas	- gross (b)	23	23	146	146	169	169
	- net (c)	2	2	22	22	24	24
Total (e):	- gross (b)	734	753	2,812	2,812	3,546	3,565
	- net (c)	466	467	930	930	1,396	1,397
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
The company holds interests in an additional 385,000 net acres of developed and undeveloped land in the western provinces related to crude oil and natural gas.
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
The approximate average daily volumes of refinery throughput and utilization during the three years ended December 31, 2025, and the daily rated capacities of the refineries as at December 31, 2025, were as follows.

	Refinery throughput (a)			Rated capacities (b)
	Year ended December 31			at December 31
thousands of barrels per day	2025	2024	2023	2025
Strathcona, Alberta	186	187	186	197
Sarnia, Ontario	113	110	110	124
Nanticoke, Ontario	103	102	111	113
Total	402	399	407	434
Utilization of refinery capacity (percent)	93	92	94
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
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2025, there were about 2,600 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
The company also sells petroleum products, including fuel, asphalt and lubricants, to large industrial and transportation customers, independent marketers, resellers, as well as other refiners. The company serves agriculture, residential heating and commercial markets through branded fuel and lubricant resellers.
The approximate daily volumes of net petroleum products (excluding purchases/sales contracts with the same counterparty) sold during the three years ended December 31, 2025, are set out in the following table.

thousands of barrels per day	2025	2024	2023
Gasolines	224	223	228
Heating, diesel and jet fuels	177	175	176
Lube oils and other products (a)	48	46	43
Heavy fuel oils	21	22	24
Net petroleum product sales	470	466	471
(a)In 2025 and 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Chemical
The company’s Chemical operations manufacture and market aliphatic solvents, plasticizer intermediates, polyethylene resin, and markets refinery grade propylene. Its petrochemical and polyethylene manufacturing operations are located in Sarnia, Ontario, adjacent to the company’s petroleum refinery.
The company’s total petrochemical sales volumes during the three years ended December 31, 2025, were as follows.

thousands of tonnes	2025	2024	2023
Total petrochemical sales (a)	683	684	820
(a)In 2025 and 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

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
The number of regular employees was about 5,000 at the end of 2025 (2024 - 5,100, 2023 - 5,300). Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full-time or part-time for the company and are covered by the company’s benefit plans and programs.
On September 29, 2025, the company announced restructuring plans to improve its performance by centralizing additional corporate and technical activities in global business and technology centres. The restructuring plans include a program of targeted workforce reductions and involves involuntary employee separations. The program is expected to reduce employee roles by approximately 20% and to be substantially completed by the end of 2027.
Competition
The Canadian energy and petrochemical industries are highly competitive. Competition exists in the search for and development of new sources of supply, the construction and operation of crude oil, natural gas and refined products pipelines and facilities, and the refining, distribution and marketing of petroleum products and chemicals. The energy and petrochemical industries also compete with other industries in supplying the energy, fuel and chemical needs of both industrial and individual consumers. Certain industry participants, including Imperial, are expanding the scope of investments in lower-emission energy and emission-reduction services and technologies.

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
As discussed in "Item 1A. Risk factors" in this report, compliance with existing and potential future government regulations, including environmental regulations, may have material effects on the capital expenditures, earnings, and competitive position of the company. Imperial takes new and ongoing measures throughout its operations each year to prevent and minimize the impact of its operations on air, land and water. These include significant investments in refining infrastructure and technology to manufacture fuels, continued evaluation and implementation of technologies and products to reduce greenhouse gas emissions, adherence to federal and provincial greenhouse gas emissions reduction and reporting programs, enhanced water and land management, and expenditures for asset retirement obligations. In the past five years, the company has made capital and operating expenditures of about $8.0 billion on environmental protection and facilities. In 2025, the company’s environmental capital and operating expenditures totalled approximately $1.7 billion, which was spent primarily on activities to protect the land, air, and water including remediation projects. Environmental expenditures are expected to increase to approximately $2.0 billion in 2026, with capital expenditures expected to account for approximately 48 percent of the total. Costs for 2027 are anticipated to be approximately $1.7 billion, with capital expenditures expected to account for approximately 41 percent of the total.

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
Natural gas
Production
The maximum allowable gross production of natural gas from wells in Canada is subject to limitations by various regulatory authorities. These limitations are to ensure oil recovery is not adversely impacted by accelerated gas production practices. These limitations do not impact gas reserves, only the timing of production of the reserves and did not have a significant impact on Imperial’s 2025 gas production rates.
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
Similarly, an agreement between competitors that substantially prevents or lessens competition may be prohibited in whole or in part. Orders may be directed against any party to the agreement or any other person, and may require additional or alternative actions to restore competition, including the divestiture of assets or shares. Agreements between non-competitors, a significant purpose of which is anti-competitive, are subject to the same framework. Administrative monetary penalties may also be imposed.
The company online
The company’s website www.imperialoil.ca contains a variety of corporate and investor information free of charge, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports. References in this annual report on Form 10-K to the company’s website are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this annual report on Form 10-K. These reports are made available as soon as reasonably practicable after they are filed or furnished to the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, interactive data files, and other information regarding issuers that are submitted and posted electronically with the SEC.

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
Supply and demand
The oil, gas, fuels and petrochemical businesses are fundamentally commodity businesses. This means the company’s operations and earnings may be significantly affected by changes in oil, natural gas and petrochemical prices, and by changes in margins on refined products and petrochemicals. Crude oil, natural gas, petrochemical and petroleum product prices and margins depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Commodity prices have been volatile, and the company expects that volatility to continue during the lifespan of its major assets. Any material decline in crude oil prices could have a material adverse effect on the company’s Upstream operations, results, financial position, proved reserves and the amount spent to develop reserves. On the other hand, a material increase in crude oil prices could have a material adverse effect on the company's Downstream margins, depending on the market conditions for refined products. The company's pursuit of lower-emission business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, and lithium also depends on the growth and development of markets for those products and services, including implementation of supportive and stable government policies and developments in technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A. The company may also be impacted by changes in other commodities the company utilizes, such as prices and availability of feedstocks for lower-emission fuels including renewable diesel.
Economic conditions
The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of economic downturns, recessions or other periods of low or negative economic growth will typically have a direct adverse impact on the company’s results. Other factors that affect general economic conditions, such as changes in population growth rates or living standards, government regulation or austerity programs, national or regional trade tariffs, trade sanctions or trade controls, international monetary and currency exchange rate fluctuations, decoupling of economies, disruptions to or realignment or breaking of current or historical military alliances, security or public health issues and responses, extended government shutdowns, the inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, market bubbles and corrections, de-dollarization in global trade or the growth or use of alternative common currencies, and other events or conditions that impair the functioning of financial markets and institutions, also pose risks to the company, including risks to the safety of the company’s financial assets and to the ability of the company’s partners, suppliers and customers to fulfill their commitments to the company.

Disruptions to or realignment or breaking of current or historical trade alliances or agreements or global trade and supply chain networks, changes in international trade patterns or shipping routes, or a broader breakdown in global trade, pose risks. During 2025, the United States announced a variety of trade-related actions, including the imposition of tariffs on imports from Canada and other countries. In response, Canada announced its own retaliatory tariffs. The United States and Canada have continued to discuss a potential end to or reduction in such tariffs, but the full impact and duration of such tariffs is uncertain. Furthermore, there remains a possibility of further escalation in the trade dispute, and there is uncertainty regarding the future status of existing international trade agreements to which Canada is a party, including the Canada-U.S.-Mexico Agreement on trade. Although the impact of such actions on Imperial and its partners, suppliers and customers is uncertain, such actions could depress economic activity, reduce demand for the company’s products, limit or disrupt supply chains, increase costs, reduce market prices and export volumes of the company’s products, or otherwise have a material adverse effect on the company’s business, financial condition or results of operations.
Other demand-related factors
Factors that may affect the demand for crude oil, gas, fuels and petrochemicals, and therefore could impact the company’s results, include technological improvements in energy efficiency; seasonal weather patterns; increased competitiveness of, or government policy support for, alternative energy sources or potential substitutes for the company's products; new product quality regulations; technological changes or consumer preferences that alter fuel choices, such as technological advances in energy storage or other critical areas that make wind, solar, nuclear or other alternatives more competitive for power generation; government actions to increase strategic reserves to enhance energy security; increased demand for artificial intelligence, including the construction and expansion of artificial intelligence data centers; changes in customer or consumer preferences for the company’s products, including consumer demand for alternative fuel or electric transportation or alternatives to plastic products; broad-based changes in personal income levels, interest rates and inflation; and security or public health issues and responses such as epidemics and pandemics. See also "Climate change, energy transition and greenhouse gas restrictions" in this Item 1A below.
Other supply-related factors
Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new or previously inaccessible oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on affected products. Crude oil, gas and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of and adherence by participating countries or others to production quotas established by OPEC or "OPEC+" and other agreements among sovereigns; government policies that restrict (or may have a consequence of restricting) oil and gas production or exports, or increase associated production, reporting or compliance costs, including actions intended to reduce greenhouse gas emissions as described under “Climate change, energy transition and greenhouse gas restrictions” in this Item 1A, and previous Government of Alberta curtailment regulations; collective actions by non-governmental organizations and financial institutions to withhold funding or support from oil and gas producers; the occurrence of wars or hostile actions, including disruption of land or sea transportation routes; natural disasters; trade tariffs, sanctions or broader breakdowns in global trade; disruptions in competitors’ operations; and unexpected pipeline or rail constraints that may disrupt and have in the past disrupted supplies. For example, Russia's military action in Ukraine impacted global crude oil and gas supply levels and prices, and contributed to a volatile commodity environment. There also may be new or emerging factors that could increase global oil, gas, and petrochemical supply levels in the short or long term, such as government policies and actions intended to boost or expand development of domestic or foreign oil and gas reserves or accelerate the pace of production reaching the market, including access to previously unavailable, sanctioned, or protected oil and gas resources or the availability or opening of new shipping routes. Dynamic and unpredictable world events may lead to new oil and gas opportunities becoming available or current opportunities becoming less available or unavailable, and such events may adversely affect the company’s business and results to the extent that the company is unable to compete effectively for, or is excluded from, such opportunities or any new or existing investments result in reduced returns. Technological change can also alter the relative costs for competitors to find, produce, and refine oil and gas and to manufacture petrochemicals.
Canadian-specific market factors
The market price for western Canadian heavy crude oil is typically lower than light and medium grades of oil, principally due to the higher transportation and refining costs. Western Canadian crude oil may also be subject to limits on transportation capacity to markets. Future crude price differentials between western Canadian crude oil relative to prices in the U.S. Gulf Coast are uncertain and changes in the heavy or light crude oil differentials could have a material adverse effect on the company’s business. For example, the United States government has indicated it may reduce trade sanctions on Venezuela and take certain steps intended to increase the volume of crude oil produced in Venezuela, and either of these actions could adversely impact western Canadian crude oil price differentials compared to the U.S. Gulf Coast and therefore the company’s business. Additionally, in the past, increased differentials have led the Government of Alberta to enact temporary mandatory production curtailment regulations that imposed production limits on large producers in Alberta, such as Imperial; although the regulatory authority to impose curtailments was repealed at the end of 2021, the use of similar curtailment regulations in the future could have an adverse effect on the company’s business. A significant portion of the company’s production is bitumen, which is blended with diluent for transportation and marketability of heavy crude oil. Increases to diluent prices, relative to heavy crude oil prices, could also have an adverse effect on the company’s business.

Other market factors
Market factors may also result in losses from commodity derivatives and other instruments used to hedge price exposures or for commodity and treasury trading activities. Imperial’s future business results, including cash flows and financing needs, may also be affected by the occurrence, severity, pace and rate of recovery of future public health epidemics or pandemics, the responsive actions taken by governments and others, and the resulting effects on regional and global markets and economies. If the company’s mitigation and response efforts prove insufficient, then large outbreaks of epidemics, pandemics or other health crises at operating sites, particularly in remote locations and where work camps are utilized, could materially impact the company’s personnel and its operations, reducing productivity and increasing costs.
Government and political factors
Imperial’s results can be adversely impacted by political, legal or regulatory developments affecting operations and markets. Changes in government policy or regulations, changes in law or interpretation of settled law, challenges to legislative jurisdiction between different levels of government, third-party opposition to company or infrastructure projects, and duration of regulatory reviews could impact the company’s existing operations and planned projects. This includes actions by governments, policy makers, regulators or other actors to delay or deny necessary licences and permits; pause, reduce or retract government incentives for emissions reductions; disrupt or impact reliability as a result of policy decisions on types and pricing of energy available; or restrict the availability of oil and gas leases, investment opportunities or the operation of third-party infrastructure on which the company relies, such as pipelines to transport the company’s Upstream production to market or that supply feedstock to the company’s refineries. Additionally, changes in environmental regulations, assessment processes or other laws (including but not limited to in respect of climate change and greenhouse gas emissions and company communications relating thereto), regulatory interpretations that exclude or disfavour the company's products under government policies or programs intended to support new or developing markets or technologies or that are otherwise not technology-neutral, and increasing and expanding consultation with stakeholders and Indigenous communities, may increase the cost of compliance or reduce or delay available business opportunities and adversely impact the company’s results.

Other government and political factors that could adversely affect the company’s financial results include increases or changes in taxes or government royalty rates (including retroactive claims or punitive taxes on oil, gas and petrochemical operations) and changes in trade policies and agreements (including those potential tariffs and retaliatory actions discussed above in this Item 1A under “Economic conditions”). Changes in taxation policy could impact the company’s financial results and ability to return surplus cash to shareholders. Further, the adoption of regulations mandating efficiency standards, emission standards, procurement standards, or the use of alternative fuels or uncompetitive fuel components, could affect the company’s operations. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also introducing bans on certain technologies that could impact demand for products, such as the Government of Canada’s regulations to gradually reduce the proportion of permitted sales of new internal combustion engine cars and light trucks from 2026-2034 and ban such sales beginning in 2035. Governments and others are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources, and the success of these initiatives may decrease demand for the company’s products. Actions by policy makers, regulators or others may require changes in the company’s business or strategy that could result in reduced returns.

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

Regulation of air, water and land
The implementation of, and compliance with, policies and regulations related to air, water and land, such as Alberta’s Lower Athabasca Regional Plan and Wetland Policy applicable to the company’s oil sands assets, could restrict development in current and future areas of operation. Of note, there are currently a number of court actions against the government by Indigenous groups regarding the assessment of cumulative impacts and infringement on exercise of treaty rights. These cases may inform future government decisions and policies regarding land use planning and resource development, and could impact the requirements or willingness to grant regulatory licenses or approvals. The company also depends on water obtained under licences for withdrawal, storage, reuse and discharge in both its Upstream and Downstream businesses, including future projects and expansions. Water use may be limited by regulatory requirements, seasonal fluctuations, regional drought, competing demands, environmental sensitivities, increasingly stringent water management standards, and changes to conditions or availability of licences, which may restrict and adversely affect the company’s operations. Additionally, a number of air quality regulations and frameworks are being developed or have been implemented at the federal and provincial levels, including sulphur dioxide limits for refineries in Ontario, and volatile organic compounds and benzene controls required for petroleum liquid storage tanks and loading operations at refining and terminal locations, and could impact existing and planned operations and projects through increased capital and operating expenses including retrofits to existing equipment, and could adversely impact the company’s operations and financial results.
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

The costs of complying with environmental legislation in the future could have a material adverse effect on the company’s financial condition or results of operations. The company anticipates that changes in environmental legislation may require, among other things, reductions in emissions from its operations to the air and water and may result in increased capital expenditures. Changes in environmental legislation (including, but not limited to, application of regulations related to air, water, land, biodiversity and waste, such as mine tailings and the production or use of new or recycled plastics, as well as laws and regulations affecting production of the company's products, trading, carbon capture and storage, hydrogen, lower-emission fuels or lithium) or changes in advertising, insurance or other laws that penalize the company for past or current production of legal and/or permitted products and operations may increase the cost of operation or compliance or reduce or delay available business opportunities. Future changes in environmental legislation and the enforcement of regulations could occur and result in stricter standards and enforcement, larger fines, penalties and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on the company’s financial condition or results of operations.
Risk management
There are operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities, if the company does not manage those risks effectively. Environmental hazards and risks, including severe weather, drought, forest fires and geological events, may impact the company’s operational performance. For example, the company's oil sands operations have in the past been particularly affected by extreme cold or wet weather and wildfires. The ability to insure risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event. Accordingly, the company’s primary focus is on prevention, including through its rigorous operations integrity management system. The company’s future results will depend on the continued effectiveness of these efforts. See also "Safety, business controls and risk management" under "Operational and other factors" in this Item 1A below.
Climate change, energy transition and greenhouse gas restrictions
Greenhouse gas emissions reductions
Driven by concern over the risks of climate change, the provinces and the Government of Canada have adopted or have revised regulatory frameworks to report on or reduce greenhouse gas emissions including emissions from the production and use of oil and gas and their products, as well as increase the use of or support for different emission-reduction technologies. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties’ summits under which Canada has endorsed objectives to reduce the atmospheric concentration of carbon dioxide (CO2) over the coming decades, with an ambition ultimately to achieve "net zero". Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net zero, derive from hypothetical scenarios that reflect many assumptions about the future (including supportive policy and technology advancements) and reflect substantial uncertainties. The company’s actions with respect to the energy transition carry risks that the transition, including underlying technologies, government policies, and markets as discussed in more detail below, will not be available or develop at the pace or in the manner estimated by current net-zero scenarios. The success of Imperial's strategy for the energy transition will also depend on its ability to recognize key signposts of changes in the global energy system on a timely basis, and the corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on the company's competitive strengths. The company’s results may be impacted if the implementation pace and uncertainty of policy reduces the global competitiveness of the Canadian oil and gas industry and the company’s crude oil and refined products. Political government changes may create further policy uncertainty resulting in greater investment uncertainty and industry competitiveness concerns.
Greenhouse gas restrictions
Government actions intended to reduce greenhouse gas emissions include adoption of carbon emissions pricing, cap and trade regimes, carbon taxes, emissions limits, increased mileage and other efficiency standards, low carbon fuels standards, mandates for sales of electrical vehicles, restrictions on sales of gasoline-only vehicles, mandates for disclosure of plans to reduce emissions or reduce the use or production of certain products, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support certain technologies for transitioning to lower-emission energy sources. International accords and underlying regional and national regulations covering climate change and greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. Such laws and policies could make the company's products more expensive or less competitive, reduce or delay available business opportunities, reduce demand for hydrocarbons, and shift hydrocarbon demand toward lower greenhouse gas emission energy sources. Current, pending and potential greenhouse gas regulations or policies may also increase compliance costs (such as complying with increased or mandatory disclosure or due diligence requirements and government mandated energy transition plans), increase abatement costs including taxes and levies, increase abandonment and reclamation obligations and impact decommissioning timelines, lengthen project evaluation and implementation times, impact reserves evaluations and affect operations. Increased costs may not be recoverable in the marketplace, could negatively affect the company's returns and could reduce the global competitiveness of the company’s crude oil, natural gas and refined products.

In 2024, the Government of Canada updated its nationally determined contribution (NDC) under the Paris Agreement on climate change, to reduce greenhouse gas emissions economy-wide by 45 to 50 percent below 2005 levels by 2035, a substantial increase in ambition beyond its original and prior NDC. To implement these goals, the Government of Canada uses a number of policy tools including the Greenhouse Gas Pollution Pricing Act (GGPPA), which sets a federal backstop carbon price Canada-wide through a carbon levy applied to fossil fuels ($50 per tonne CO2 equivalent emissions starting in 2022 and increasing by $15 per tonne annually to

$170 per tonne in 2030), and an output-based pricing system for large industrial emitters. Under the GGPPA, provinces are required to either adopt the GGPPA, or obtain equivalency by adopting a price-based system (with a minimum of the federal carbon pricing) or a cap and trade system. Further, in 2021 the Government of Canada enacted legislation to formalize Canada’s target to achieve net-zero emissions by 2050 and establish interim emissions reductions targets at five year intervals. Under the Canadian Net-Zero Emissions Accountability Act, the Government of Canada is required to develop an emissions reduction plan for 2030 consistent with achieving net-zero emissions by 2050, and additional sector specific regulations may be developed to achieve this target. Under a November 2025 Memorandum of Understanding between the Government of Canada and the Government of Alberta, Canada and Alberta both confirmed they remain committed to achieving net zero greenhouse gas emissions by 2050.

The Government of Alberta obtained federal equivalency for its Technology Innovation and Emissions Reduction Regulation (TIER) that came into effect in 2020 and applies to facilities with CO2 emissions in excess of 100,000 tonnes per year. TIER is designed to reduce emissions by putting a price on a nominal percentage of a facility’s emissions, which percentage increases annually in accordance with TIER (for oil sands mining and upgrading facilities, the percentage has increased from 20% for 2020 to 26% for 2026, and is to continue to increase to 38% by 2030 under current regulations). In a November 2025 Memorandum of Understanding, the Government of Canada and the Government of Alberta committed to work collaboratively to design and commit to globally competitive, long-term carbon effective prices, carbon levy recycling protocols, and sector-specific stringency factors for Alberta emitters in the oil and gas and electricity sectors through Alberta’s TIER system, which will ramp up to a minimum effective credit price of $130 per tonne, although the date for introduction of the effective price and the rate of price increases over time remain to be determined. In December 2025, the Government of Alberta introduced a compliance pathway under TIER allowing facilities to earn compliance credits though investments in approved emissions-reduction projects in Alberta. Further, the Alberta Oil Sands Emissions Limit Act sets a limit of 100 megatonnes of CO2 per year of emissions in the oil sands sector, but oil sands emissions remain below the limit and it is not yet possible to predict the impact of this act on the company’s future oil sands operations in Alberta. With respect to other provinces, Ontario obtained federal equivalency for its Emissions Performance System, which put a price on 8 percent of a facility’s emissions in 2022. The price increased by 2.4 percent in 2023 and 1.5 percent in 2024, and will increase by 1.5 percent per year thereafter. British Columbia has carbon pricing in place for all industrial emissions, with pricing that matches the federal carbon pricing schedule since 2022. Increases in carbon pricing could adversely impact the company’s operations and financial results unless the company can adapt its operations through technological innovation and investment in a cost-effective manner or meet compliance through offset credits or other mechanisms.

There are also various renewable and low carbon fuel standards being developed or already applicable to the company’s products. In 2022, the Government of Canada finalized the Clean Fuel Regulations, which require the reduction in carbon intensity of liquid transportation fuels supplied in Canada starting in July 2023. The regulations require fuel suppliers to reduce the carbon intensity of gasoline and diesel by reducing the GHG emissions within the fossil fuel life cycle, blending in low carbon intensity renewables or fuel switching away from fossil fuels. Similarly, British Columbia introduced a Low Carbon Fuel Standard in 2013, which increased to a 10 percent carbon intensity reduction requirement in 2020. Beginning in 2023, the British Columbia government has further increased the carbon intensity reductions to a total of 30 percent by 2030 (compared to the 2010 baseline). Compliance can be achieved by either blending renewable fuels with low carbon intensity or by purchasing credits. In 2025, both Ontario and British Columbia introduced domestic (Canadian) renewable fuel content requirements into their provincial fuel regulations.

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

Governments may also impose restrictions on production of, or emissions from, oil and gas and electricity to the extent they view such measures as a viable approach for pursuing national and global energy and climate policies. For example, following the publication of a regulatory framework in December 2023, in November 2024, the Government of Canada released proposed regulations that will impose a cap on greenhouse gas emissions from upstream oil and gas activities by 2030, and in December 2024 the Government of Canada released final Clean Electricity Regulations that will require reductions in the carbon intensity of electricity provided to the grid between 2035 and 2050. Although the Government of Canada and Government of Alberta entered into a Memorandum of Understanding in November 2025, under which the Government of Canada committed to not implement the oil and gas emissions cap and to suspend the Clean Electricity Regulations in

Alberta pending a new carbon pricing agreement with Alberta to be negotiated in 2026, many details remain to be determined and uncertainty about the future of these policies remains. Concern over the risks of climate change may lead governments to make laws applicable to the energy industry progressively more stringent over time. Political actors, non-governmental organizations, and their agents also seek to collectively advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. These actions include delaying or blocking needed infrastructure, utilizing shareholder governance mechanisms against companies or their shareholders or financial institutions in an effort to deter investments in oil and gas activities, and taking other actions intended to promote changes in business strategy for oil and gas companies.
Technology and lower-emission solutions
Achieving societal ambitions to reduce greenhouse gas emissions and ultimately achieve net-zero emissions will require new technologies and added infrastructure to reduce the cost and increase the scalability of solutions to reduce emissions. The company is continuing research and collaboration efforts to advance the development and deployment of carbon capture and storage, hydrogen, lower-emission fuels and lithium. The company’s future results and ability to succeed through the energy transition while helping meet Canada's emission-reduction goals and meet its own emission reduction goals will depend in part on the success of these research and collaboration efforts. It will also rely on the company’s ability to adapt and apply the strengths of its current business model to providing the energy products of the future in a cost-competitive manner.

Policy and market development
The scale of the world’s energy system means that, in addition to developments in technology discussed above, meeting society’s needs for energy and reducing emissions will require appropriate support from governments and private participants throughout the global economy. Ultimately, market solutions with sound business fundamentals are necessary to incentivize and sustain wide-spread solutions that drive emissions reductions. The company’s ability to develop and deploy carbon capture and storage, hydrogen, lower-emission fuels, lithium, and other new energy technologies at commercial scale will depend in part on the development of stable and supportive government policies and markets. Failure or delay of these policies or markets to materialize or be maintained, or the development of these policies or markets in a manner that differs from the company’s expectations, could adversely impact or delay these investments. Policy and other actions that result in restricting the availability of hydrocarbon products without a commensurate reduction in demand may have unpredictable adverse effects, including increased commodity price volatility; periods of significantly higher commodity prices and resulting inflationary pressures; and local or regional energy shortages. Such effects, in turn, may depress economic growth or lead to rapid or conflicting shifts in policy by different actors, with resulting adverse effects on the company’s business.

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
Other business risks
Reliance upon third-party suppliers, service providers and ExxonMobil global capability centres
Imperial is reliant on a number of key chemicals, catalysts and third-party service providers, including input and output commodity transportation (pipelines, rail, trucking, marine) and utilities providing services, including electricity and water, to various company operations. The lack of availability, capacity or proximity, with respect to pipeline facilities and railcars, could negatively impact the company’s ability to produce at capacity levels. Transportation disruptions, including those caused by events unrelated to the company’s operations, could adversely affect the company’s price realizations, refining and other operations, and sales volumes. This includes outages of key third-party infrastructure, such as pipelines servicing the company’s oil sands assets or pipelines supplying feedstock to its refineries, which could impact the company’s ability to operate its assets or limit the ability to deliver production and products to market. A third-party utilities outage could have an adverse impact on the company’s operations and ability to produce.

The company also enters into contractual relationships with suppliers, partners and other counterparties to procure and sell goods and services, including with counterparties located outside of Canada. Furthermore, the company has agreements with affiliates of ExxonMobil to provide services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems and benefit from global best practices and expertise, and in 2025 the company announced restructuring plans to centralize additional corporate and technical activities in ExxonMobil global business and technology centres, leveraging its relationship with ExxonMobil to realize substantial efficiency and effectiveness benefits from scale, integration and technology. The company’s operations, market position and financial condition may be adversely impacted if these counterparties fail to fulfil their obligations. For counterparties located outside of Canada, the risk of such failure may be enhanced and the company’s ability to mitigate against such failure may be reduced as a result of a lack of physical proximity, foreign government actions or other geopolitical factors.

Litigation
The company may also be adversely affected by the outcome of litigation, including class actions or arbitrations, and by government investigations or enforcement, in respect of greenhouse gas emissions, the promotion of the company’s products, or alleged non-compliance with applicable laws or regulations. Such proceedings are subject to uncertainty and success is not guaranteed, and the company may incur significant expenses and devote significant resources in defending such proceedings.

Operating costs and inflation
Current and future increases in operating costs such as energy, transportation and materials, including through shipping, supply chain disruptions and inflationary cost pressures, could adversely affect the company’s financial results if it is unable to control or offset these costs. In addition to direct potential impacts on the company's costs and revenues, market factors such as rates of inflation may indirectly impact results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under "Supply and demand". As inflationary pressures generally stabilized in Canada and other countries during 2025, many governments were able to lower interest rates over the period. Potential tariffs and retaliatory actions discussed above in this Item 1A under "Economic conditions" could reintroduce inflationary effects and may adversely impact the company through availability of financing, cost of debt, and exchange rate fluctuations. Additional information regarding the potential future impact of market factors on the company's businesses is included or incorporated by reference under "Item 7A Quantitative and qualitative disclosures about market risk" in this report.
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
Project management
The nature of the company’s Upstream, Downstream and Chemical businesses depend on complex, long-term, and capital intensive projects that require a high degree of project management expertise to maximize efficiency. This includes development, engineering, construction, commissioning and ongoing operational activities and expertise. The company’s results are affected by its ability to develop and operate projects and facilities as planned, and by events or conditions that affect the advancement, operation, cost or results of such projects or facilities. These risks include the company’s ability to obtain the necessary environmental and other regulatory approvals; changes in regulations; the ability to negotiate successfully with joint venturers, partners, governments, suppliers, customers and others; the ability to protect and enforce the company’s contractual and legal rights (including with joint venture partners); the ability to model and optimize reservoir performance and production reliability; changes in resources and operating costs including the availability and cost of materials, equipment and qualified personnel; the ability to qualify for certain incentives available under supportive government policies for emerging markets and technologies; the impact of general economic, business and market conditions; and the company’s ability to prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project start-up or cause unscheduled downtime.

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

The company’s research and development organizations must be able to adapt to a changing market, regulatory and policy environment, including developing or deploying technologies to help reduce greenhouse gas emissions intensity. To remain competitive, the company must also continuously adapt and capture the benefits of new and emerging technologies, such as artificial intelligence, including growing the company’s capabilities to utilize digital data technologies to gain new business insights and support business decisions and operations.
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
The company’s Kearl site has converted all of its haul trucks to autonomous operation. The autonomous system is composed of perception systems, sensors and mechanical components on each truck, which feed information to a number of onboard computer systems. These onboard computer systems send real time information over a wireless network to a central server and database that displays real time information to central control room operators who manage the overall fleet’s operation. Computer automation systems are used to both maneuver the individual trucks and in an overarching truck assignment application which manages truck routing patterns. The use of the autonomous system helps the company to capture productivity improvements while also reducing costs and further enhancing operational safety. Failure of the autonomous system to operate as intended could result in material adverse impacts to production at the Kearl site and the company’s financial results, physical harm to people or the environment, damage or destruction of company assets, and negative reputational consequences. The company applies risk management, internal controls and controls management systems in respect of these risks relating to autonomous haul trucks, as described in “Safety, business controls and risk management” in this Item 1A below. See also “Cybersecurity” and “Reputation” in this Item 1A below.
Safety, business controls and risk management
The scope and nature of the company’s operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, pipeline ruptures and crude oil, chemical or produced water spills. Imperial’s operations are also subject to the additional hazards of pollution, releases of toxic gas and environmental hazards and risks, including severe weather (such as extreme cold or wet weather events that have previously impacted the company's oil sands operations), drought, forest fires and geological events. The company’s results and ability to achieve its business objectives depend on effectively identifying, assessing, and mitigating these inherent risks, maintaining robust operational integrity, and reducing the potential for human error. To manage these risks, the company applies rigorous management systems, including an integrated operations integrity management system framework, structured processes for equipment inspection, surveillance, maintenance and replacement, and ongoing enhancements to critical safeguards. The company also maintains a disciplined framework of internal controls and applies a controls management system for monitoring compliance with this framework. The company’s Upstream and Downstream operations may experience loss of production, slowdowns or shutdowns and increased costs due to the failure of interdependent systems, and substantial liabilities and other adverse impacts could result if the company’s management systems and controls do not function as intended.

Preparedness
The company’s operations have been and in the future may be disrupted by severe weather events, natural disasters, human error, cyberattacks, and similar events. The company's facilities are designed, engineered, constructed, and operated to withstand a variety of extreme climatic and other conditions, with safety factors built in to cover a number of uncertainties, including those associated with permafrost stability, temperature extremes, extreme rainfall events, earthquakes and other events. The company's consideration of changing weather conditions and inclusion of safety factors in design cover the engineering uncertainties that climate change and other events may potentially introduce. Imperial’s ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of its robust facility engineering, rigorous emergency preparedness and response, and business continuity planning.
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
Reputation
Imperial’s reputation is an important corporate asset. Factors that could have an impact on the company’s reputation include an operating incident or significant cybersecurity disruption; changes in consumer views concerning the company’s products; changes in consumer media preferences from traditional mainstream media to decentralized and personalized media; a perception by the public that the company is not being fully transparent in the sharing of information regarding its operations that is or may be relevant to community decision-making; actions taken by the company's business partners; a perception by investors or others that insufficient progress is being made with respect to the company’s ambition in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; divergent and evolving policy, legal and regulatory developments, societal views and investor pressures regarding the energy transition; and other adverse events such as those described in this Item 1A. Negative impacts on Imperial’s reputation could, in turn, make it more difficult for the company to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce customer or consumer demand for the company’s branded products. Imperial’s reputation may also be harmed by events which negatively affect the image of the industry as a whole, including public and investor perception of Alberta oil sands in relation to greenhouse gas emissions, Indigenous rights and environmental impact.

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
As of February 11, 2026 there were 8,219 holders of record of common shares of the company.
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
Securities authorized for issuance under equity compensation plans
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under the "Company executives and executive compensation":
•Entitled "Performance graph" within the "Compensation discussion and analysis" section on page 168 of this report; and
•Entitled "Equity compensation plan information", within the "Compensation discussion and analysis", on page 181 of this report.

Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 2025
(October 1 - October 31)	5,307,343	124.40	5,307,343	7,960,969
November 2025
(November 1 - November 30)	4,824,857	134.95	4,824,857	3,136,112
December 2025
(December 1 - December 31)	3,136,112	127.32	3,136,112	—
(a)Excludes 2 percent tax on repurchases of equity.
(b)On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. This maximum included shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial accelerated share purchases under the normal course issuer bid program, and the program completed on December 17, 2025 as a result of the company purchasing the maximum allowable number of shares under the program.

The company will continue to evaluate the renewal of its normal course issuer bid share purchase program in June 2026 in the context of its overall capital activities. Purchase plans may be modified at any time without prior notice.

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
•Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID: 271), Calgary, Canada dated February 18, 2026, beginning with the section entitled "Report of Independent Registered Public Accounting Firm" on page 72 and continuing through note 17, "Other comprehensive income (loss) information" on page 108;
•"Supplemental information on oil and gas exploration and production activities" (unaudited) starting on page 109.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.

Item 9A. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Reference is made to page 71 of this report for "Management’s report on internal control over financial reporting" and page 72 for the "Report of Independent Registered Public Accounting Firm" on the company’s internal control over financial reporting as of December 31, 2025.
There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other information
During the three months ended December 31, 2025, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure regarding foreign jurisdiction that prevents inspections
Not applicable.

PART III
Item 10. Directors, executive officers and corporate governance
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
The company currently has eight directors. The articles of the company require that the board have between five and fifteen directors. Each director is elected to hold office until the close of the next annual meeting. Each of the seven individuals listed in the section entitled "Nominees for director" on pages 114 to 118 of this report have been nominated for election at the annual meeting of shareholders to be held May 4, 2026. All of the nominees are now directors and have been since the dates indicated. D.W. Cornhill is currently a director and is not standing for re-election in 2026 as he has reached the company’s mandatory retirement age for directors.
In February 2025, B.W. Corson, then chairman, president and chief executive officer, announced his intention to retire in 2025 and to not stand for re-election as director at the May 8, 2025 annual meeting of shareholders. Mr. Corson was succeeded as president by J.R. Whelan on April 1, 2025, and continued as chairman and chief executive officer until his retirement from those positions on May 8, 2025. In connection with B.W. Corson’s retirement, J.R. Whelan was appointed as president effective April 1, 2025, and he assumed the additional roles of chairman and chief executive officer on May 8, 2025.
Reference is made to the section under "Nominees for director":
•"Director nominee tables", on pages 114 to 118 of this report.
Reference is made to the sections under "Corporate governance disclosure":
•"Skills and experience of our board members and nominees", on page 123 of this report;
•"Other public company directorships of our board members and nominees", on page 128 of this report;
•The table entitled "Audit committee" under "Board and committee structure", on page 137 of this report;
•"Ethical business conduct", starting on page 149 of this report;
•"Restrictions on insider trading", starting on page 150 of this report; and
•"Largest shareholders", on page 153 of this report.
Reference is made to the sections under "Company executives and executive compensation":
•"Named executive officers of the company" and "Other executive officers of the company", on pages 155 to 156 of this report.

Item 11. Executive compensation
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the sections under "Corporate governance disclosure":
•"Director compensation", on pages 141 to 148 of this report; and
•"Share ownership guidelines of independent directors and chairman, president and chief executive officer", on page 148 of this report.
Reference is made to the following sections under "Company executives and executive compensation":
•"Letter to shareholders", on page 158 of this report; and
•"Compensation discussion and analysis", on pages 157 to 185 of this report.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
The following table sets forth, to the extent known by the company or ascertainable from public filings, each person, or group of affiliated persons, who is known by the company to beneficially own greater than 5.0% of the company's outstanding common shares as of December 31, 2025. Any fractional shares have been rounded to the nearest whole share.

Title of Class	Name and Address of Beneficial Owner	Aggregate and Nature of Beneficial Ownership	Percent of Class
Common Shares	Exxon Mobil Corporation 22777 Springwoods Village Parkway Spring, Texas 77389 (a)	336,580,182	69.6%
Common Shares	FMR LLC 245 Summer Street Boston, Massachusetts 02210 (b) (c)	56,093,577 (c)	11.6% (c)
(a)As of February 11, 2026, Exxon Mobil Corporation has sole voting and dispositive power with respect to 336,580,182 shares of the company's common shares.
(b)The company is permitted to rely on the information set forth in the referenced filings and has no reason to believe that the information is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.
(c)Share ownership information is based solely on the Schedule 13G/A filed jointly by FMR LLC and Abigail P. Johnson with the SEC on February 5, 2026. As of December 31, 2025, (i) FMR LLC and Abigail P. Johnson each have beneficial ownership of the same 56,093,577 of the company's common shares, which shares are owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies, (ii) FMR LLC has sole voting power with respect to 42,615,029 of those shares, and (iii) FMR LLC and Abigail P. Johnson each have sole dispositive power with respect to all such shares.

Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Company executives and executive compensation" entitled "Equity compensation plan information", within the "Compensation discussion and analysis" section, on page 181 of this report.
Reference is also made to the security ownership information for directors and executive officers of the company under the preceding Items 10 and 11. The compensation of the directors and executive officers of the company for the year ended December 31, 2025 is described in the sections under "Nominees for director" starting on page 114, "Director compensation" starting on page 141 and "Company executives and executive compensation" starting on page 155. The following table shows the number of Imperial Oil Limited and Exxon Mobil Corporation common shares and restricted stock units beneficially owned by each named executive officer, and the incumbent directors and executive officers as a group, as of February 11, 2026.

	Imperial Oil Limited		Exxon Mobil Corporation
Named executive officer	Common shares (a)	Restricted stock units (b)	Common shares (a)	Restricted stock units (b)
J.R. Whelan	—	106,400	36,859	73,800
B.W. Corson (c)	10,000	423,400	135,402	44,000
D.E. Lyons	—	126,400	11,565	—
C.L. Gomez-Smith	—	38,500	—	26,300
J.E. Burgess	109	64,550	—	—
I.R. Laing	6,520	55,450	—	—
Incumbent directors and executive officers as a group (16 people)	8,429	518,550	75,463	412,660
(a)No common shares are beneficially owned by reason of exercisable options. None of these individuals owns 0.01 percent of the outstanding shares of Imperial Oil Limited or Exxon Mobil Corporation. The directors and officers as a group own less than 0.01 percent of the outstanding shares of Imperial Oil Limited, and 0.01 percent of the outstanding shares of Exxon Mobil Corporation. Information not being within the knowledge of the company has been provided by the directors and the executive officers individually.
(b)Restricted stock units do not carry voting rights prior to the issuance of shares on settlement of the awards.
(c)B.W. Corson is a named executive officer in 2025 by virtue of acting as chief executive officer until May 8, 2025. Mr. Corson also acted as president until April 1, 2025 and chairman of the board until May 8, 2025.

Item 13. Certain relationships and related transactions, and director independence
Sections of the company’s management proxy circular are contained in the "Proxy information section", starting on page 113. The company’s management proxy circular is prepared in accordance with Canadian securities regulations.
Reference is made to the section under "Corporate governance disclosure" entitled "Independence of our board members and nominees", on page 124 of this report.
Reference is made to the section under "Corporate governance disclosure" entitled "Transactions with Exxon Mobil Corporation", on page 154 of this report.
N.A. Hansen and T.T. Bryja are deemed under the relevant standards to be non-independent members of the board of directors and the committees on which they have served (in 2025, they were each members of the executive resources committee, safety and sustainability committee, nominations and corporate governance committee and finance committee; as of January 29, 2026, in connection with the board’s periodic review of its governance structures and practices, the executive resources committee and the nominations and corporate governance committee consist solely of independent directors, and as a result T.T. Bryja and N.A. Hansen ceased serving on those two committees). As employees of Exxon Mobil Corporation, N.A. Hansen and T.T. Bryja are each independent of the company’s management and are able to assist these committees by reflecting the perspective of the company’s shareholders.

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
Auditor fees
The aggregate fees of PwC for professional services rendered for the audit of the company’s financial statements and other services for the fiscal years ended December 31, 2025 and December 31, 2024 were as follows:

thousands of Canadian dollars	2025	2024
Audit fees	2,550	2,635
Audit-related fees	95	90
Tax fees	—	—
All other fees	—	—
Total fees	2,645	2,725
Audit fees included the audit of the company’s annual financial statements, internal control over financial reporting, and a review of the first three quarterly financial statements in 2025. Audit-related fees consisted of other assurance services including the audit of the company’s retirement plan and royalty statement audits for oil and gas producing entities. The company did not engage the auditor for any other services.
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

PART IV
Item 15. Exhibits, financial statement schedules
Reference is made to the table of contents in the "Financial section" on page 44 of this report.
The following exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed as part of this report:

(3)	(i)	Restated certificate and articles of incorporation of the company (Incorporated herein by reference to Exhibit (3.1) to the company’s Current Report on Form 8-K filed on May 3, 2006 (File No. 0-12014)).
	(ii)	Amended and Restated By-Law No. 1 of the company, dated September 17, 2024 (Incorporated herein by reference to Exhibit (3.1) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 0-12014)).

(4)	(vi)	Description of capital stock. (Incorporated herein by reference to Exhibit (4)(vi) of the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 0-12014)).

(10)	(ii)	(1)	Alberta Cold Lake Transition Agreement, effective January 1, 2000, relating to the royalties payable in respect of the Cold Lake production project and terminating the Alberta Cold Lake Crown Agreement dated June 25, 1984. (Incorporated herein by reference to Exhibit (10)(ii)(20) of the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-12014)).
		(2)	Syncrude Bitumen Royalty Option Agreement, dated November 18, 2008, setting out the terms of the exercise by the Syncrude Joint Venture owners of the option contained in the existing Crown Agreement to convert to a royalty payable on the value of bitumen, effective January 1, 2009 (Incorporated herein by reference to Exhibit 1.01(10)(ii)(2) of the company’s Current Report on Form 8-K filed on November 19, 2008 (File No. 0-12014)).

(iii)(A)		(1)	Form of Letter relating to Supplemental Retirement Income (Incorporated herein by reference to Exhibit (10)(c)(3) of the company’s Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 2-9259)).
		(2)	Deferred Share Unit Plan for Nonemployee Directors. (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-12014)).
		(3)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2016 and subsequent years, as amended effective October 26, 2016 (Incorporated herein by reference to Exhibit 9.01(c)[10(iii)(A)(1)] of the company’s Current Report on Form 8-K filed on October 31, 2016 (File No. 0-12014)).
		(4)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2020 and subsequent years, as amended effective November 24, 2020 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 0-12014)).
		(5)	Amended Restricted Stock Unit Plan with respect to Restricted Stock Units granted in 2022 and subsequent years, as amended effective November 29, 2022 (Incorporated herein by reference to Exhibit (10)(iii)(A)(7) of the company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 0-12014)).
		(6)	Amended Short Term Incentive Program, as amended effective December 1, 2023 (Incorporated herein by reference to Exhibit (10)(iii)(A)(6) of the company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 0-12014)).

(19)			Insider Trading and Blackout Guidelines (Incorporated herein by reference to Exhibit (19) of the company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 0-12014)).

(21)
Imperial Oil Resources Limited is incorporated in Alberta, Canada and Canada Imperial Oil Limited is incorporated in Canada, and both are wholly-owned subsidiaries of the company. The names of all other subsidiaries of the company are omitted because, considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary as of December 31, 2025.

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
Copies of Exhibits may be acquired upon written request of any shareholder to the vice-president, investor relations, Imperial Oil Limited, 505 Quarry Park Boulevard S.E., Calgary, Alberta T2C 5N1, and payment of processing and mailing costs.
Item 16. Form 10-K summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 18, 2026 by the undersigned, thereunto duly authorized.

Imperial Oil Limited

by_____/s/ John R. Whelan
(John R. Whelan)
Chairman, president and chief executive officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ John R. Whelan	Chairman, president and chief executive officer and director (Principal executive officer)
(John R. Whelan)

/s/ Daniel E. Lyons	Senior vice-president, finance and administration, and controller (Principal financial officer and principal accounting officer)
(Daniel E. Lyons)

/s/ Tanya T. Bryja	Director
(Tanya T. Bryja)

/s/ David W. Cornhill	Director
(David W. Cornhill)

/s/ Sharon R. Driscoll	Director
(Sharon R. Driscoll)

/s/ John N. Floren	Director
(John N. Floren)

/s/ Gary J. Goldberg	Director
(Gary J. Goldberg)

/s/ Neil A. Hansen	Director
(Neil A. Hansen)

/s/ Miranda C. Hubbs	Director
(Miranda C. Hubbs)

Financial section

Financial information (U.S. GAAP)

millions of Canadian dollars	2025	2024	2023
Revenues	46,918	51,359	50,702

Net income (loss):
Upstream	2,121	3,262	2,512
Downstream	1,869	1,486	2,301
Chemical	82	171	164
Corporate and other	(804)	(129)	(88)
Net income (loss)	3,268	4,790	4,889

Cash and cash equivalents at year-end	1,142	979	864
Total assets at year-end	42,309	42,938	41,199

Long-term debt at year-end	3,978	3,992	4,011
Total debt at year-end	3,997	4,011	4,132
Other long-term obligations at year-end	4,959	3,870	3,851

Shareholders’ equity at year-end	22,254	23,473	22,222
Cash flow from operating activities	6,708	5,981	3,734

Per share information (Canadian dollars)
Net income (loss) per common share - basic	6.50	9.05	8.51
Net income (loss) per common share - diluted	6.48	9.03	8.49
Dividends per common share - declared	2.88	2.40	1.94

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
Reconciliation of capital employed

millions of Canadian dollars		2025	2024	2023
From the Consolidated balance sheet

Business uses: asset and liability perspective
Total assets		42,309	42,938	41,199
Less:	Total current liabilities excluding notes and loans payable	(6,597)	(6,988)	(6,482)
	Total long-term liabilities excluding long-term debt	(9,461)	(8,466)	(8,363)
Add:	Imperial’s share of equity company debt	13	25	21
Total capital employed		26,264	27,509	26,375

Total company sources: debt and equity perspective
Notes and loans payable		19	19	121
Long-term debt		3,978	3,992	4,011
Shareholders’ equity		22,254	23,473	22,222
Add:	Imperial’s share of equity company debt	13	25	21
Total capital employed		26,264	27,509	26,375

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
Components of return on average capital employed

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of income

Net income (loss)	3,268	4,790	4,889
Financing (after-tax) including Imperial’s share of equity companies	30	43	66
Net income (loss) excluding financing	3,298	4,833	4,955

Average capital employed	26,887	26,942	26,484
Return on average capital employed (percent) – corporate total	12.3	17.9	18.7
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
Reconciliation of cash flows from (used in) operating activities and asset sales

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of cash flows

Cash flows from (used in) operating activities	6,708	5,981	3,734
Proceeds from asset sales	101	25	86
Total cash flows from (used in) operating activities and asset sales	6,809	6,006	3,820

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
Reconciliation of operating costs

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of income
Total expenses	42,816	45,293	44,600
Less:
Purchases of crude oil and products	29,807	33,184	32,399
Federal excise tax and fuel charge	1,715	2,535	2,402
Financing	12	41	69
Subtotal	31,534	35,760	34,870
Imperial's share of equity company expenses	67	80	76
Total operating costs	11,349	9,613	9,806

Components of operating costs

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of income
Production and manufacturing	7,269	6,599	6,879
Selling and general	1,386	945	857
Depreciation and depletion	2,579	1,983	1,907
Non-service pension and postretirement benefit	41	3	82
Exploration	7	3	5
Subtotal	11,282	9,533	9,730
Imperial's share of equity company expenses	67	80	76
Total operating costs	11,349	9,613	9,806

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

Reconciliation of net income (loss) excluding identified items

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of income

Net income (loss) (U.S. GAAP)	3,268	4,790	4,889

Less identified items included in Net income (loss)
Impairments	(570)	—	—
Restructuring charges	(249)	—	—
Other (a)	(212)	—	—
Subtotal of identified items	(1,031)	—	—

Net income (loss) excluding identified items	4,299	4,790	4,889
(a) Contractual obligations associated with the Norman Wells end of field life acceleration.

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
The Outlook uses projections and scenarios from reputable third parties such as the International Energy Agency (IEA) and the Intergovernmental Panel on Climate Change (IPCC). Included in the range of these scenarios are: the IPCC Likely Below 2°C scenarios and three scenarios from the IEA; IEA Stated Policies Scenario (STEPS; 2025 World Energy Outlook (WEO)), which reflects a sector-by-sector assessment of current policy in place and those announced by governments; IEA Announced Pledges Scenario (APS; 2024 WEO), which reflects aspirational government targets met on time and in full; and IEA Net Zero Emissions by 2050 Scenario (NZE; 2025 WEO), which the IEA describes as highly ambitious and challenging, acknowledging that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed or changes in developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
Using the company's own experts and third-party sources, the company monitors a variety of signposts that may indicate a potential shift in the energy transition. For example, the regional pace of the transition could be influenced by the cost of new technologies compared to existing or alternative energy sources.
By 2050, the world’s population is projected to be around 9.7 billion people, or nearly 2 billion more than in 2024. Coincident with this population increase, the Outlook projects worldwide economic growth to average approximately 2.5 percent per year, with economic output nearly doubling by 2050 compared to 2024. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by over 10 percent from 2024 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)). By contrast, energy use in developed nations is expected to decline by more than 10 percent as efficiency improves.
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
Under the Outlook, global electricity demand is expected to increase more than 70 percent from 2024 to 2050, with developing countries likely to account for approximately 80 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially to approximately 15 percent of the world’s electricity in 2050, versus approximately 35 percent in 2024, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2024 to 2050, the amount of electricity supplied using natural gas, nuclear power, and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase nearly 400 percent, helping total renewables (including other sources, e.g., hydropower) to account for approximately 90 percent of the increase in electricity supplies through 2050. Total renewables are expected to reach over 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 20 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors, including the cost and availability of various energy supplies and policy developments.
Energy for transportation - including cars, trucks, ships, trains, and airplanes - is expected to increase by nearly 25 percent from 2024 to 2050. Transportation energy demand is expected to account for over 50 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to have peaked this decade, and then decline to levels seen in the early-2010s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of approximately 60 percent. By 2050, light-duty vehicles are expected to account for around 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
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
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, etc. Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use is expected to rise more than 60 percent between 2024 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to nearly 115 million oil-equivalent barrels per day, an increase of about 10 percent from 2024. The non-OECD share of global liquid fuels demand is expected to increase to about 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by more than 25 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of supply sources - including tight oil, deepwater, oil sands, natural gas liquids, and biofuels - are expected to grow to help meet rising demand. Timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile and practical fuel for a wide variety of applications. Global natural gas demand is expected to rise nearly 20 percent from 2024 to 2050, with approximately 70 percent of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas - the natural gas found in shale and other tight rock formations - will help meet these needs. In total, over 40 percent of the growth in natural gas supplies is expected to come from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. Liquefied natural gas (LNG) trade will expand significantly, meeting about 75 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in the Asia Pacific region.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to continue as the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing nearly 350 percent from 2024 to 2050, when they are projected to be greater than 10 percent of the world energy mix.

Decarbonization of industrial activities will require a suite of lower-carbon technologies supported by stable policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Low-carbon hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining, and petrochemicals.
The Outlook projects that oil demand will remain above 100 million barrels per day to 2050. And even under the average of IPCC Likely Below 2°C scenarios, oil demand still comes to 65 million barrels per day in 2050 – about two thirds of current consumption.
The Outlook shows oil production declines at a rate of about 15 percent per year. At that rate, in the absence of continued investment, by 2030 oil supplies would fall from 100 million barrels per day to less than 30 million barrels, more than 70 million barrels per day short of what is needed to meet demand. Limiting investment to only existing fields would slow the decline to about 4 percent, however, this would still be well below the oil demand in the average of IPCC Likely Below 2°C scenarios.
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
Recent business environment
During 2025, the price of crude oil decreased relative to 2024, as increased OPEC+ output, record U.S. production, and global economic growth deceleration created a significant supply‑demand imbalance, while brief geopolitical price spikes faded quickly and failed to counter the broader downward pressure. In addition, the Canadian WTI/WCS spread narrowed as expanded TMX export capacity improved market access, while steady U.S. refinery demand and reduced western Canadian inventories in the second quarter, driven by turnarounds and wildfire‑related supply impacts, further tightened the differential. Industry refining margins improved in 2025, influenced by geopolitical factors and supply disruptions. The company closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments.

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
Business results
Consolidated

millions of Canadian dollars	2025	2024	2023
Net income (loss) (U.S. GAAP)	3,268	4,790	4,889
Identified items[1] included in Net income (loss)
Impairments	(570)	—	—
Restructuring charges	(249)	—	—
Other (a)	(212)	—	—
Subtotal of identified items[1]	(1,031)	—	—

Net income (loss) excluding identified items[1]	4,299	4,790	4,889
(a) Contractual obligations associated with the Norman Wells end of field life acceleration.
2025
Net income in 2025 was $3,268 million, or $6.48 per share on a diluted basis, compared to $4,790 million, or $9.03 per share in 2024. Current year results include identified items1 of: $320 million after-tax ($421 million before-tax) related to the Norman Wells end of field life acceleration; a $306 million after-tax ($406 million before-tax) non-cash impairment charge of the Calgary Imperial Campus; a $249 million after-tax ($330 million before-tax) restructuring charge; and a one-time $156 million after-tax ($206 million before-tax) charge associated with the optimization of materials and supplies inventory.
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
The company has a significant oil and gas resource base and a large inventory of potential projects. The company’s current investment strategy is to invest for value and select volume growth, with focus on optimization within existing assets, cost reduction opportunities and productivity enhancements that aim to deliver robust returns at a wide range of prices. The company also continues to evaluate opportunities to support long-term growth. Although actual volumes typically vary from year to year, the focus is on value-add, long-term growth opportunities within the context of the factors described in "Item 1A. Risk factors". The company continually evaluates opportunities, including the pace of development for the Aspen project.
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
Key events
Upstream assets demonstrated strong operational performance in 2025. The company continued to benefit from its actions implemented in prior years to manage the cost structure and improve the reliability of its assets, enabling the Upstream to capture significant value.

Upstream full-year production averaged 438,000 gross oil-equivalent barrels per day.

At Kearl, gross production was about 280,000 barrels per day (199,000 barrels Imperial’s share), which is a decrease of about 1,000 barrels per day (1,000 barrels Imperial's share) compared to 2024.

At Cold Lake, annual production averaged 151,000 barrels per day, which is an increase of about 3,000 barrels per day compared to 2024.

At Syncrude, annual production averaged 79,000 barrels per day, which is an increase of about 4,000 barrels per day compared to 2024.

As described in more detail in "Item 1A. Risk factors", environmental risks and climate related regulations could have negative impacts on the upstream business.

Results of operations
2025 Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations decreased by $7.52 per barrel, primarily driven by lower marker prices partially offset by narrowing WTI/WCS spread and favourable diluent. Synthetic crude oil realizations decreased by $12.92 per barrel, primarily driven by lower WTI.

Volume – Inventory impacts partially offset by higher production.

Royalty – Lower royalties were primarily driven by lower commodity prices.

Other – Primarily due to favourable foreign exchange impacts of about $190 million.

Identified items1 – $320 million after-tax ($421 million before-tax) related to the Norman Wells end of field life acceleration and a separate one-time $100 million after-tax ($131 million before-tax) charge associated with the Upstream portion of the optimization of materials and supplies inventory.
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

[1] Non-GAAP financial measure - see "Frequently used terms" section for definition and reconciliation.

Marker prices and average realizations

Canadian dollars, unless otherwise noted	2025	2024	2023
West Texas Intermediate (US$ per barrel)	64.73	75.78	77.60
Western Canada Select (US$ per barrel)	53.76	61.04	58.97
WTI/WCS Spread (US$ per barrel)	10.97	14.74	18.63
Bitumen (per barrel)	67.01	74.53	67.42
Synthetic crude oil (per barrel)	88.99	101.91	105.57
Conventional crude oil (per barrel)	33.10	55.63	59.30
Natural gas (per thousand cubic feet)	1.76	0.69	2.58
Average foreign exchange rate (US$)	0.72	0.73	0.74

Crude oil - production and sales (a)

thousands of barrels per day	2025		2024		2023
	gross	net	gross	net	gross	net
Bitumen	350	310	348	299	326	283
Synthetic crude oil (b)	79	68	75	62	76	67
Conventional crude oil	4	4	5	5	5	5
Total crude oil production	433	382	428	366	407	355
Bitumen sales, including diluent (c)	475		471		442

Natural gas - production and production available for sale (a)

millions of cubic feet per day	2025		2024		2023
	gross	net	gross	net	gross	net
Production (d) (e)	29	29	30	30	33	32
Production available for sale (f)		8		9		11
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
The company owns and operates three refineries in Canada with aggregate distillation capacity of 434,000 barrels per day. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel, fuel oil and asphalt). Crude oil and many products are widely traded with published prices, including those quoted on the New York Mercantile Exchange. Prices for these commodities are determined by the global and regional marketplaces and are influenced by many factors, including global and regional supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather and geopolitical considerations. While industry refining margins significantly impact earnings, strong operational performance, product mix optimization, and disciplined cost control are also critical to the company's strong financial performance. The company's integration across the value chain, from refining to marketing, enhances overall value across the fuels business.
Key events
Refining margins strengthened in 2025 driven by strong distillate demand and relatively low inventory levels due to global supply disruptions. The company continues to closely monitor industry and global economic conditions.

In January 2023, the company fully funded the Strathcona renewable diesel project, the largest such facility in Canada, located at Strathcona refinery. The facility uses hydrogen, locally sourced and grown feedstocks and the company's proprietary catalyst to produce renewable diesel. Facility construction commenced in 2023 and was completed and commissioned with first on-spec renewable diesel produced in July 2025 bringing lower-emission fuels to market.
As described in more detail in "Item 1A. Risk factors", proposed carbon policy and other climate related regulations, as well as continued biofuels mandates, could have negative impacts on the Downstream business.
The company supplies petroleum products through Esso and Mobil-branded sites and independent marketers. At the end of 2025, there were about 2,600 sites operating under a branded wholesaler model, in alignment with Esso and Mobil brand standards, whereby the company supplies fuel to independent third parties.
Results of operations
2025 Net income (loss) factor analysis
millions of Canadian dollars
Margins – Higher margins primarily reflect improved market conditions.

Other – Primarily due to higher operating expenses of about $140 million driven by higher energy costs, additional maintenance in the company's eastern manufacturing hub of about $70 million, and unfavourable wholesale volume impacts of about $60 million, partially offset by lower turnaround impacts of about $100 million.

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

Refinery utilization

thousands of barrels per day (a)	2025	2024	2023
Total refinery throughput (b)	402	399	407
Rated capacity at December 31 (c)	434	434	433
Utilization of total refinery capacity (percent)	93	92	94
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

2024
Lower refinery throughput in 2024 reflected the impact of planned turnaround activities at Nanticoke, Sarnia and Strathcona refineries.

Petroleum product sales

thousands of barrels per day (a)	2025	2024	2023
Gasolines	224	223	228
Heating, diesel and jet fuels	177	175	176
Lube oils and other products (b)	48	46	43
Heavy fuel oils	21	22	24
Net petroleum product sales	470	466	471
(a)Volume per day metrics are calculated by dividing the volume for the period by the number of calendar days in the period.
(b)In 2025 and 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Chemical
Overview
North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low cost energy and feedstock for steam crackers.
Key events
In 2025, the Chemicals business had strong operating performance, building on the improvements achieved following the completion of maintenance activities in prior years.

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
2025 Net income (loss) factor analysis
millions of Canadian dollars

Margins – Lower margins primarily reflect weaker industry polyethylene margins.
2024 Net income (loss) factor analysis
millions of Canadian dollars

Sales

thousands of tonnes	2025	2024	2023
Total petrochemical sales (a)	683	684	820
(a)In 2025 and 2024, benzene and aromatic solvent sales are reported under Petroleum product sales - Lube oils and other products, whereas in 2023, they were reported under Petrochemical sales. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.

Corporate and other

millions of Canadian dollars	2025	2024	2023
Net income (loss)	(804)	(129)	(88)
Current year results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge of the Calgary Imperial Campus and a $249 million after-tax ($330 million before-tax) restructuring charge; results also reflect higher incentive compensation as a result of the higher share price.

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
Funding of registered retirement plans complies with federal and provincial pension regulations, and the company makes contributions to the plans based on an independent actuarial valuation completed at least once every three years depending on funding status. The most recent valuation of the company’s registered retirement plans was completed as at December 31, 2022. A valuation of the company's registered retirement plans as at December 31, 2025 is expected to be completed in 2026. The company contributed $148 million to the registered retirement plans in 2025. Future funding requirements are not expected to affect the company’s existing capital investment plans or its ability to pursue new investment opportunities.

millions of Canadian dollars	2025	2024	2023
Cash flows from (used in):
Operating activities	6,708	5,981	3,734
Investing activities	(1,892)	(1,825)	(1,694)
Financing activities	(4,653)	(4,041)	(4,925)
Increase (decrease) in cash and cash equivalents	163	115	(2,885)

Cash and cash equivalents at end of year	1,142	979	864
Cash flows from operating activities
2025
Cash flows from operating activities primarily reflect favourable working capital impacts.
2024
Cash flows from operating activities primarily reflect lower unfavourable working capital impacts mainly related to an income tax catch-up payment of $2.1 billion in the prior year.
Cash flows used in investing activities
2025
Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.
2024
Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities
2025
At the end of 2025, total debt outstanding was $3,997 million, compared with $4,011 million at the end of 2024.

During the fourth quarter of 2025, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2026 and November 2027, respectively.

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

The company has not drawn on any of its outstanding $500 million of available credit facilities.

Share repurchases

millions of Canadian dollars, unless noted	2025	2024	2023
Share repurchases (a)	3,180	2,681	3,800
Number of shares purchased (millions) (a)	25.5	26.8	48.3
(a)Share repurchases were made under the company's normal course issuer bid program for the periods disclosed. A Substantial issuer bid was undertaken and commenced on November 3, 2023 and expired on December 8, 2023. Includes shares purchased from Exxon Mobil Corporation under and in connection with the normal course issuer bid and by way of a proportionate tender under the company's substantial issuer bids.

2025
On June 23, 2025, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid to continue its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 25,452,248 common shares during the period June 29, 2025 to June 28, 2026. The program completed on December 17, 2025 as a result of the company purchasing the maximum allowable number of shares under the program.
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

Dividends

millions of Canadian dollars, unless noted	2025	2024	2023
Dividends paid	1,401	1,238	1,103
Per share dividend paid (dollars)	2.76	2.30	1.88
Financial strength
The table below shows the company’s consolidated debt-to-capital ratio at December 31. The data demonstrates the company’s creditworthiness:

percent	2025	2024	2023
Debt to capital (a)	15	15	16
(a)Debt, defined as the sum of “Notes and loans payable” and “Long-term debt” on the Consolidated balance sheet, divided by capital, defined as the sum of debt and “Total shareholders’ equity” on the Consolidated balance sheet.

Debt-related interest incurred in 2025, before capitalization of interest, was $131 million, compared with $192 million in 2024. The weighted-average interest rate on the company’s debt was 3.1 percent in 2025, compared with 4.7 percent in 2024.
The company’s financial strength represents a competitive advantage of strategic importance providing it the opportunity to readily access capital markets across a range of market conditions and enables the company to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
Contractual obligations
The company has contractual obligations involving commitments to third parties that impact its liquidity and capital resource needs. These contractual obligations are primarily for leases, debt, asset retirement obligations, pension and other postretirement benefits, other long-term obligations, and firm capital commitments. Further information on this topic can be found in notes 4, 5, 11, 13, 14 to the consolidated financial statements.

Other long-term purchase agreements are commitments that are non-cancellable, or cancellable only under certain conditions, as well as long-term commitments, other than unconditional purchase obligations. They include primarily raw material supply, transportation services agreements, and community benefits agreements. The total obligation at year-end 2025 was $14.5 billion, of which $1.5 billion is due in 2026, and $1.5 billion is due in 2027.

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
Additionally, as discussed in note 9, Imperial was contingently liable at December 31, 2025, for guarantees relating to performance under contracts. These guarantees do not have a material effect on the company’s operations, financial condition, or financial statements taken as a whole.
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

millions of Canadian dollars	2025	2024
Upstream (a)	1,480	1,078
Downstream	412	572
Chemical	11	30
Corporate and other	124	187
Total	2,027	1,867
(a)Exploration expenses included.
For the Upstream segment, capital and exploration expenditures were primarily related to sustaining activity in support of the company’s oil sands and in-situ assets.
For the Downstream segment, capital expenditures were primarily for completing the Strathcona renewable diesel facility as well as other refinery and distribution projects to improve environmental performance, reliability, and energy efficiency.
Total capital and exploration expenditures are expected to range between $2.0 billion to $2.2 billion in 2026.
Expected capital and exploration expenditures for 2026 includes firm capital commitments of $585 million for the construction and purchase of fixed assets and other permanent investments. An additional $89 million of firm capital commitments have been made for years 2027 and beyond.
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
One dollar (U.S.) per barrel increase (decrease) in crude oil prices	+ (-)	115
One dollar (U.S.) per barrel increase (decrease) in refining 2-1-1 margins (b)	+ (-)	145
One cent decrease (increase) in the value of the Canadian dollar versus the U.S. dollar	+ (-)	130
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
The company is reasonably certain that proved reserves will be produced. However, the timing and amount recovered can be affected by a number of factors, including completion and optimization of development projects, reservoir performance, and facility processing capacity.

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
In 2025, upward revisions of proved bitumen were primarily driven by steam scheduling, development drilling, Liquid Addition to Steam for Enhanced Recovery (LASER) process at Cold Lake and lower royalty obligations associated with pricing for both Kearl and Cold Lake. An increase in proved reserves for synthetic crude oil is associated with lower royalty obligation.
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
Because the lifespans of the vast majority of the company’s major assets are measured in decades, the future cash flows of these assets are predominantly based on long-term oil and natural gas commodity prices and industry margins, development and production costs. Significant reductions in the company’s view of oil or natural gas commodity prices or margin ranges, especially the longer-term prices and margins, and changes in the development plans, including decisions to defer, reduce or eliminate planned capital spending, can be an indicator of potential impairment. Other events or changes in circumstances, including indicators outlined in ASC 360, can be indicators of potential impairment as well.
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
Reflective of the existing global policy environment, the Outlook does not attempt to project the degree of necessary future policy and technology advancement and deployment for the world to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.
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
Recent impairments
In 2025, the company signed an agreement to sell the Calgary Imperial Campus which resulted in a non-cash impairment charge of $306 million after-tax in the Corporate and other segment.

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
Pension benefits
The company’s pension plan is managed in compliance with the requirements of governmental authorities and meets funding levels as determined by independent third-party actuaries. Pension accounting requires explicit assumptions regarding, among others, the discount rate for the benefit obligations, the expected rate of return on plan assets and the long-term rate of future compensation increases. All pension assumptions are reviewed annually by senior management. These assumptions are adjusted only as appropriate to reflect long-term changes in market rates and outlook. The long-term expected rate of return on plan assets of 4.4 percent used in 2025 compares to actual returns of 4.5 percent and 5.6 percent achieved over the last 10- and 20-year periods respectively, ending December 31, 2025. If different assumptions are used, the obligation and expense could increase or decrease as a result. As an indication of the company’s potential exposure to changes in the critical assumptions, such as the expected rate of return on plan assets, a reduction of 1 percent in the long-term rate of return on plan assets would increase the annual pension expense by approximately $85 million before tax. At the company, differences between actual returns on plan assets and the long-term expected returns are not recorded in pension expense in the year the differences occur. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected average remaining service life of employees. Employee benefits expense represented about 1 percent of total expenses in 2025.
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

Management’s report on internal control over financial reporting
Management, including the company’s chief executive officer and principal accounting officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Imperial Oil Limited’s internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.

/s/ John R. Whelan

John R. Whelan
Chairman, president and chief executive officer
(Principal executive officer)

/s/ Daniel E. Lyons

Daniel E. Lyons
Senior vice-president, finance and administration, and controller
(Principal accounting officer and principal financial officer)

February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Imperial Oil Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Imperial Oil Limited and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework (2013) issued by the COSO.

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

The Impact of Proved Developed Oil and Natural Gas Reserve Volumes on Upstream Property, Plant and Equipment, Net

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated upstream property, plant and equipment (PP&E), net balance was $26,037 million as of December 31, 2025, and the related depreciation and depletion expense for the year ended December 31, 2025 was $1,906 million. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, detailed analysis of reservoir and well performance, development and production costs, and other factors. As further disclosed by management, reserves changes are made within a well-established, disciplined process driven by qualified geoscience and engineering professionals, assisted by the reserves management group (together, management’s specialists).

The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserve volumes on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed oil and natural gas reserve volumes, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserve volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserve volumes. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserve volumes. As a basis for using this work, management’s specialists’ qualifications were understood and the Company’s relationship with management’s specialists was assessed. The procedures performed, also included i) evaluating the methods and assumptions used by management’s specialists, ii) testing the completeness and accuracy of the data used by management’s specialists related to historical production volumes, and iii) evaluating management’s specialists’ findings related to future production volumes by comparing the future production volumes to relevant historical and current period production volumes, as applicable.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants
Calgary, Canada
February 18, 2026
We have served as the Company’s auditor since 1934.

Consolidated statement of income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2025	2024	2023
Revenues and other income
Revenues (a)	46,918	51,359	50,702
Investment and other income (note 8)	160	173	267
Total revenues and other income	47,078	51,532	50,969

Expenses
Exploration (note 15)	7	3	5
Purchases of crude oil and products (b)	29,807	33,184	32,399
Production and manufacturing (c)	7,269	6,599	6,879
Selling and general (c) (note 11)	1,386	945	857
Federal excise tax and fuel charge	1,715	2,535	2,402
Depreciation and depletion (includes impairments) (note 11)	2,579	1,983	1,907
Non-service pension and postretirement benefit	41	3	82
Financing (d) (note 12)	12	41	69
Total expenses	42,816	45,293	44,600

Income (loss) before income taxes	4,262	6,239	6,369

Income taxes (note 3)	994	1,449	1,480

Net income (loss)	3,268	4,790	4,889

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 10)	6.50	9.05	8.51
Net income (loss) per common share - diluted (note 10)	6.48	9.03	8.49
(a) Amounts from related parties included in revenues (note 16).	13,534	14,654	16,166
(b) Amounts to related parties included in purchases of crude oil and products (note 16).	5,369	6,651	6,747
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses (note 16).	568	541	473
(d) Amounts to related parties included in financing (note 16).	97	161	169

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of comprehensive income (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2025	2024	2023
Net income (loss)	3,268	4,790	4,889

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	181	412	(206)

Amortization of postretirement benefits liability adjustment included in net benefit costs	19	51	41
Total other comprehensive income (loss)	200	463	(165)

Comprehensive income (loss)	3,468	5,253	4,724

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated balance sheet (U.S. GAAP)

millions of Canadian dollars
At December 31	2025	2024
Assets
Current assets
Cash and cash equivalents	1,142	979
Accounts receivable - net (a)	4,371	5,758
Inventories of crude oil and products (note 11)	2,211	1,642
Materials, supplies and prepaid expenses	693	975
Total current assets	8,417	9,354
Investments and long-term receivables (b)	1,103	1,084
Property, plant and equipment, less accumulated depreciation and depletion (note 11)	30,863	30,807
Goodwill	166	166
Other assets, including intangibles - net	1,760	1,527
Total assets	42,309	42,938

Liabilities
Current liabilities
Notes and loans payable (note 12)	19	19
Accounts payable and accrued liabilities (a) (note 5, 11)	6,595	6,907
Income taxes payable	2	81
Total current liabilities	6,616	7,007
Long-term debt (c) (note 14)	3,978	3,992
Other long-term obligations (note 5, 11)	4,959	3,870
Deferred income tax liabilities (note 3)	4,502	4,596
Total liabilities	20,055	19,465

Commitments and contingent liabilities (note 9)

Shareholders’ equity
Common shares at stated value (d) (note 10)	895	942
Earnings reinvested	21,373	22,745
Accumulated other comprehensive income (loss) (note 17)	(14)	(214)
Total shareholders’ equity	22,254	23,473

Total liabilities and shareholders’ equity	42,309	42,938
(a) Accounts receivable - net included net amounts receivable from related parties (note 16).	399	756
(b) Investments and long-term receivables included amounts from related parties (note 16).	251	266
(c) Long-term debt included amounts to related parties (note 16).	3,447	3,447
(d) Number of common shares authorized (millions) (note 10).	1,100	1,100
Number of common shares outstanding (millions) (note 10).	484	509

The information in the notes to consolidated financial statements is an integral part of these statements.

Approved by the directors.

/s/ John R. Whelan	/s/ Daniel E. Lyons
John R. Whelan	Daniel E. Lyons
Chairman, president and	Senior vice-president
chief executive officer	finance and administration, and controller

Consolidated statement of shareholders’ equity (U.S. GAAP)

millions of Canadian dollars
At December 31	2025	2024	2023
Common shares at stated value (note 10)
At beginning of year	942	992	1,079
Share purchases at stated value	(47)	(50)	(87)
At end of year	895	942	992

Earnings reinvested
At beginning of year	22,745	21,907	21,846
Net income (loss) for the year	3,268	4,790	4,889
Share purchases in excess of stated value	(3,196)	(2,685)	(3,713)
Dividends declared	(1,444)	(1,267)	(1,115)
At end of year	21,373	22,745	21,907

Accumulated other comprehensive income (loss) (note 17)
At beginning of year	(214)	(677)	(512)
Other comprehensive income (loss)	200	463	(165)
At end of year	(14)	(214)	(677)

Shareholders’ equity at end of year	22,254	23,473	22,222

The information in the notes to consolidated financial statements is an integral part of these statements.

Consolidated statement of cash flows (U.S. GAAP)

millions of Canadian dollars
For the years ended December 31	2025	2024	2023
Operating activities
Net income (loss)	3,268	4,790	4,889
Adjustments for non-cash items:
Depreciation and depletion (includes impairments) (note 11)	2,579	1,983	1,907
(Gain) loss on asset sales (note 8)	5	(18)	(73)
Deferred income taxes and other	(156)	(142)	(85)
Changes in operating assets and liabilities:
Accounts receivable	1,387	(1,276)	237
Inventories, materials, supplies and prepaid expenses	(287)	335	(688)
Income taxes payable	(79)	(170)	(2,331)
Accounts payable and accrued liabilities	(346)	616	81
All other items - net (c)	337	(137)	(203)
Cash flows from (used in) operating activities	6,708	5,981	3,734

Investing activities
Additions to property, plant and equipment	(2,005)	(1,867)	(1,785)
Proceeds from asset sales (note 8)	101	25	86
Additional investments	(4)	—	—
Loans to equity companies - net	16	17	5
Cash flows from (used in) investing activities	(1,892)	(1,825)	(1,694)

Financing activities
Short-term debt - net (note 12)	—	(100)	—
Finance lease obligations - reduction (note 14)	(18)	(22)	(22)
Dividends paid	(1,401)	(1,238)	(1,103)
Common shares purchased (b) (note 10)	(3,234)	(2,681)	(3,800)
Cash flows from (used in) financing activities	(4,653)	(4,041)	(4,925)

Increase (decrease) in cash and cash equivalents	163	115	(2,885)
Cash and cash equivalents at beginning of year	979	864	3,749
Cash and cash equivalents at end of year (a)	1,142	979	864
(a) Cash is composed of cash in bank and cash equivalents at cost. Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(148)	(150)	(148)

Interest (paid), net of capitalization.	(28)	(42)	(69)
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

Consumer and other taxes
Taxes levied on the consumer and collected by the company are excluded from the Consolidated statement of income. These are primarily provincial taxes on motor fuels, the federal goods and services tax and the federal/provincial harmonized sales tax. Similar taxes, for which the company is not considered to be an agent for the government, are reported on a gross basis (included in both "Revenues" and "Federal excise tax and fuel charge").
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
•a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, including a significant decrease in current and projected reserve volumes;
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
Because the lifespans of the vast majority of the company’s major assets are measured in decades, the future cash flows of these assets are predominantly based on long-term oil and natural gas commodity prices and industry margins, development and production costs. Significant reductions in the company’s view of oil or natural gas commodity prices or margin ranges, especially the longer-term prices and margins, and changes in the development plans, including decisions to defer, reduce or eliminate planned capital spending, can be an indicator of potential impairment. Other events or changes in circumstances, including indicators outlined in ASC 360, can be indicators of potential impairment as well.
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
Reflective of the existing global policy environment, the Outlook does not attempt to project the degree of necessary future policy and technology advancement and deployment for the world to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and consequently, the company’s business plans will be updated accordingly.
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

Note 2. Business segments
The company operates its business in Canada, and its three reportable segments are Upstream, Downstream and Chemical. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment, the structure of the company’s internal organization, and reflect the nature of internal reviews by the company's Management Committee (MC). The MC is considered collectively, and not in their individual capacity, to be the company's Chief Operating Decision Maker (CODM), and includes the company's CEO, CFO, and a senior vice-president, who oversee the Upstream, Downstream and Chemical businesses. The Upstream segment is organized and operates to explore for and ultimately produce crude oil and its equivalent, and natural gas. The Downstream segment is organized and operates to refine crude oil into petroleum products and to distribute and market these products. The Chemical segment is organized and operates to manufacture and market hydrocarbon-based chemicals and chemical products. The above segmentation has been the long-standing practice of the company and is broadly understood across the petroleum and petrochemical industries.
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

	Upstream			Downstream (e)			Chemical (e)
millions of Canadian dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenues and other income
Revenues (a) (b)	291	121	222	45,638	50,114	49,241	989	1,124	1,239
Intersegment sales	15,645	17,868	16,274	6,371	6,771	6,509	388	323	342
Investment and other income (note 8)	14	26	16	81	59	108	—	2	—
Total revenues and other income	15,950	18,015	16,512	52,090	56,944	55,858	1,377	1,449	1,581
Expenses
Exploration (note 15)	7	3	5	—	—	—	—	—	—
Purchases of crude oil and products	6,263	7,367	6,636	45,017	49,856	47,886	923	916	997
Production and manufacturing	5,015	4,644	4,917	1,992	1,741	1,702	241	197	260
Selling and general (note 11)	—	—	—	725	706	693	81	92	89
Federal excise tax and fuel charge	—	—	—	1,710	2,531	2,399	5	4	3
Depreciation and depletion (note 11)	1,906	1,747	1,680	203	181	183	16	15	15
Non-service pension and postretirement benefit	—	—	—	—	—	—	—	—	—
Financing (note 12)	(14)	4	7	—	—	—	—	—	—
Total expenses	13,177	13,765	13,245	49,647	55,015	52,863	1,266	1,224	1,364
Income (loss) before income taxes	2,773	4,250	3,267	2,443	1,929	2,995	111	225	217
Income tax expense (benefit) (note 3)	652	988	755	574	443	694	29	54	53
Net income (loss)	2,121	3,262	2,512	1,869	1,486	2,301	82	171	164
Cash flows from (used in) operating activities	3,606	4,664	3,100	3,372	1,049	608	(28)	211	53
Capital and exploration expenditures (c)	1,480	1,078	1,108	412	572	472	11	30	23
Property, plant and equipment
Cost	49,388	47,920	46,776	8,265	7,887	7,368	1,029	1,015	1,018
Accumulated depreciation and depletion	(23,351)	(21,658)	(19,936)	(4,602)	(4,430)	(4,301)	(758)	(743)	(757)
Net property, plant and equipment (d) (f) (note 11)	26,037	26,262	26,840	3,663	3,457	3,067	271	272	261
Total assets	29,111	28,042	28,718	11,036	11,624	10,114	540	474	475

	Corporate and other			Eliminations			Consolidated
millions of Canadian dollars	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenues and other income
Revenues (a) (b)	—	—	—	—	—	—	46,918	51,359	50,702
Intersegment sales	—	—	—	(22,404)	(24,962)	(23,125)	—	—	—
Investment and other income (note 8)	65	86	143	—	—	—	160	173	267
Total revenues and other income	65	86	143	(22,404)	(24,962)	(23,125)	47,078	51,532	50,969
Expenses
Exploration (note 15)	—	—	—	—	—	—	7	3	5
Purchases of crude oil and products	—	—	—	(22,396)	(24,955)	(23,120)	29,807	33,184	32,399
Production and manufacturing	21	17	—	—	—	—	7,269	6,599	6,879
Selling and general (note 11)	588	154	80	(8)	(7)	(5)	1,386	945	857
Federal excise tax and fuel charge	—	—	—	—	—	—	1,715	2,535	2,402
Depreciation and depletion (note 11)	454	40	29	—	—	—	2,579	1,983	1,907
Non-service pension and postretirement benefit	41	3	82	—	—	—	41	3	82
Financing (note 12)	26	37	62	—	—	—	12	41	69
Total expenses	1,130	251	253	(22,404)	(24,962)	(23,125)	42,816	45,293	44,600
Income (loss) before income taxes	(1,065)	(165)	(110)	—	—	—	4,262	6,239	6,369
Income tax expense (benefit) (note 3)	(261)	(36)	(22)	—	—	—	994	1,449	1,480
Net income (loss)	(804)	(129)	(88)	—	—	—	3,268	4,790	4,889
Cash flows from (used in) operating activities	(282)	69	(37)	40	(12)	10	6,708	5,981	3,734
Capital and exploration expenditures (c)	124	187	175	—	—	—	2,027	1,867	1,778
Property, plant and equipment
Cost	1,349	1,226	1,038	—	—	—	60,031	58,048	56,200
Accumulated depreciation and depletion	(457)	(410)	(371)	—	—	—	(29,168)	(27,241)	(25,365)
Net property, plant and equipment (d) (f) (note 11)	892	816	667	—	—	—	30,863	30,807	30,835
Total assets	3,658	2,962	2,366	(2,036)	(164)	(474)	42,309	42,938	41,199

(a)Includes export sales to the United States of $9,223 million (2024 - $10,300 million, 2023 - $8,982 million).
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

Revenues
millions of Canadian dollars	2025	2024	2023
Revenue from contracts with customers	38,678	40,901	44,465
Revenue outside the scope of ASC 606	8,240	10,458	6,237
Total	46,918	51,359	50,702
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.
(d)Includes property, plant and equipment under construction of $3,467 million (2024 - $3,632 million, 2023 - $3,251 million).
(e)In 2025 and 2024, benzene and aromatic solvents are reported under the Downstream segment, whereas in 2023, they were reported under the Chemicals segment. The company has determined that the impact of this change is not material; therefore, the comparative periods have not been recast.
(f)In 2025, in conjunction with the company signing an agreement to sell the Calgary Imperial Campus, the Upstream segment transferred the asset to the Corporate and other segment for $466 million. The effects of this transaction have been eliminated for consolidation purposes. Prior periods have not been recast.

Note 3. Income taxes

In 2025, the company adopted the Financial Accounting Standards Board’s ASU No. 2023‑09, Improvements to Income Tax Disclosures on a retrospective basis in accordance with the transition provision.

millions of Canadian dollars	2025		2024		2023
Current income tax expense (benefit)	1,125		1,586		1,556
Deferred income tax expense (benefit)	(131)		(137)		(76)
Total income tax expense (benefit)	994		1,449		1,480

Federal	625		902		920
Provincial	369		547		560
Total income tax expense (benefit)	994		1,449		1,480

Income (loss) before income taxes	4,262		6,239		6,369

Canadian federal statutory tax rate	639	15.0%	935	15.0%	955	15.0%
Provincial (a)	376	8.8%	567	9.1%	582	9.1%
Increase (decrease) resulting from:
Other	(21)	(0.5%)	(53)	(0.9%)	(57)	(0.9%)
Effective income tax rate	994	23.3%	1,449	23.2%	1,480	23.2%
(a)Provincial taxes in Alberta make up the majority (50 percent or more).
Deferred income taxes are based on differences between the accounting and tax values of assets and liabilities. These differences in value are re-measured at each year-end using the tax rates and tax laws expected to apply when those differences are realized or settled in the future. Components of deferred income tax liabilities and assets as at December 31 were:

millions of Canadian dollars	2025	2024	2023
Depreciation and amortization	5,311	5,267	5,366
Successful drilling and land acquisitions	236	236	237
Pension and benefits	38	(15)	(168)
Asset retirement obligation	(858)	(686)	(655)
Capitalized interest	202	185	155
LIFO inventory valuation	(297)	(468)	(406)
Tax loss carryforwards	(65)	(66)	(69)
Valuation allowance	65	66	69
Other	(214)	(35)	(60)
Net deferred income tax liabilities	4,418	4,484	4,469

The following table summarizes total income taxes (paid) refunded:

millions of Canadian dollars	2025	2024	2023
Federal	(901)	(1,119)	(2,562)
Provincial
Alberta	(342)	(380)	(1,048)
Ontario	(131)	(176)	(343)
Other	(61)	(96)	(200)
Total income taxes (paid) refunded	(1,435)	(1,771)	(4,153)

Unrecognized tax benefits
Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements.
The following table summarizes the movement in unrecognized tax benefits:

millions of Canadian dollars	2025	2024	2023
Balance as of January 1	34	47	60
Additions based on current year’s tax position	6	2	7
Additions for prior years’ tax positions	3	—	—
Settlements with tax authorities	(1)	(15)	(20)
Balance as of December 31	42	34	47
The unrecognized tax benefit balances shown above predominantly relate to tax positions that would reduce the company’s effective tax rate if the positions are favourably resolved. Unfavourable resolution of these tax positions generally would not increase the effective tax rate. The 2025, 2024 and 2023 changes in unrecognized tax benefits did not have a material effect on the company’s net income or cash flow. The company’s tax filings from 2020 to 2025 are subject to examination by the tax authorities. Tax filings from 2009 to 2024 have open objections and therefore are also subject to examination by the tax authorities. The Canada Revenue Agency has made certain adjustments to the company’s filings. Management has evaluated these adjustments and is formally disputing those matters to which the company disagrees. The impact on unrecognized tax benefits and the company’s effective income tax rate from these matters is not expected to be material.
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

The benefit obligations and plan assets associated with the company’s defined benefit plans are measured on December 31.

	Pension benefits		Other postretirement benefits
	2025	2024	2025	2024
Assumptions used to determine benefit obligations at December 31 (percent)
Discount rate	4.90	4.70	4.90	4.70
Long-term rate of compensation increase	4.00	4.00	4.00	4.00

millions of Canadian dollars
Change in benefit obligation
Benefit obligation at January 1	8,131	8,154	476	581
Service cost	186	186	4	13
Interest cost	369	365	22	25
Actuarial loss (gain) (a)	(247)	(88)	(43)	(29)
Amendments and other	19	—	1	(78)
Benefits paid (b)	(502)	(486)	5	(36)
Benefit obligation at December 31	7,956	8,131	465	476

Accumulated benefit obligation at December 31	7,225	7,385
(a)Actuarial loss (gain) primarily driven by changes in the year-end discount rate. (b)Benefit payments for funded and unfunded plans.

The discount rate for the purpose of calculating year-end postretirement benefits plan obligation is determined by using the Canadian Institute of Actuaries recommended spot yield curve for high-quality, long-term Canadian corporate bonds with an average maturity (or duration) approximating that of the liabilities. For the measurement of the accumulated postretirement benefit obligation, the assumed health care cost trend rates start with 6.14 percent in 2026 and gradually decline to 3.57 percent by 2038 and beyond.

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2025	2024	2025	2024
Change in plan assets
Fair value at January 1	8,553	8,054
Actual return (loss) gain	345	805
Company contributions	148	150
Benefits paid (a)	(459)	(452)
Other	(5)	(4)

Fair value at December 31	8,582	8,553

Plan assets in excess of (less than) projected benefit obligation at December 31
Funded plans	1,035	853
Unfunded plans	(409)	(431)	(465)	(476)
Total (b)	626	422	(465)	(476)
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

	Pension benefits		Other postretirement benefits
millions of Canadian dollars	2025	2024	2025	2024
Amounts recorded in the Consolidated balance sheet consist of:
Other assets, including intangibles - net	1,035	853	—	—
Current liabilities	(34)	(33)	(29)	(28)
Other long-term obligations	(375)	(398)	(436)	(448)
Total recorded	626	422	(465)	(476)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	29	237	(145)	(110)
Prior service cost	346	373	(73)	(78)
Total recorded in accumulated other comprehensive income, before-tax	375	610	(218)	(188)

The company establishes the long-term expected rate of return on plan assets by developing a forward-looking long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. The 2025 long-term expected return of 4.4 percent used in the calculations of pension expense compares to an actual rate of return of 4.5 percent and 5.6 percent over the last 10- and 20-year periods respectively, ending December 31, 2025.

	Pension benefits			Other postretirement benefits
	2025	2024	2023	2025	2024	2023
Assumptions used to determine net periodic benefit cost for years ended December 31 (percent)
Discount rate	4.70	4.60	5.10	4.70	4.60	5.10
Long-term rate of return on funded assets	4.40	5.60	4.80	—	—	—
Long-term rate of compensation increase	4.00	4.00	4.00	4.00	4.00	4.00

millions of Canadian dollars
Components of net periodic benefit cost
Service cost	186	186	162	4	13	12
Interest cost	369	365	373	22	25	28
Expected return on plan assets	(395)	(454)	(373)	—	—	—
Amortization of prior service cost	27	27	19	(5)	—	—
Amortization of actuarial loss (gain)	11	48	44	(8)	(8)	(9)
Net pension and other post retirement benefit enhancement	19	—	—	1	—	—
Net periodic benefit cost	217	172	225	14	30	31

Changes in amounts recorded in accumulated other comprehensive income
Net actuarial loss (gain)	(197)	(439)	102	(43)	(29)	(14)
Amortization of net actuarial (loss) gain included in net periodic benefit cost	(11)	(48)	(44)	8	8	9
Prior service cost	—	—	184	—	(78)	—
Amortization of prior service cost included in net periodic benefit cost	(27)	(27)	(19)	5	—	—
Total recorded in other comprehensive income	(235)	(514)	223	(30)	(99)	(5)
Total recorded in net periodic benefit cost and other comprehensive income, before-tax	(18)	(342)	448	(16)	(69)	26
Costs for defined contribution plans, primarily the employee savings plan, were $47 million in 2025 (2024 - $47 million, 2023 - $44 million).
A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total pension and other postretirement benefits
millions of Canadian dollars	2025	2024	2023
(Charge) credit to other comprehensive income, before-tax	265	613	(218)
Deferred income tax (charge) credit (note 17)	(65)	(150)	53
(Charge) credit to other comprehensive income, after-tax	200	463	(165)

The company’s investment strategy for pension plan assets reflects a long-term view, a careful assessment of the risks inherent in plan assets and liabilities and broad diversification to reduce the risk of the portfolio. The pension plan assets are primarily invested in passive global equity and domestic fixed income index funds to diversify risk while minimizing costs. The fixed income funds are largely invested in investment-grade corporate and government debt securities with interest rate sensitivity designed to approximate the interest rate sensitivity of plan liabilities. The target asset allocation for the pension plan is reviewed periodically and set based on considerations such as risk, diversification, liquidity, and funding level. The target asset allocation for equity securities is 15 percent with the remainder in fixed-income securities.
The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.
The 2025 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2025, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	—				—
Non-Canadian	1,466				1,466
Debt securities - Canadian
Corporate	1,693				1,693
Government	4,950				4,950
Asset backed	4				4
Other	45				45
Equities – Venture capital	167				167
Real Estate	207				207
Cash	50	18			32
Total plan assets at fair value	8,582	18			8,564

The 2024 fair value of the pension plan assets, including the level within the fair value hierarchy, is shown in the table below:

		Fair value measurements at December 31, 2024, using:
millions of Canadian dollars	Total	Level 1	Level 2	Level 3	Net Asset Value
Asset class
Equity securities
Canadian	—				—
Non-Canadian	2,584				2,584
Debt securities - Canadian
Corporate	1,220				1,220
Government	4,400				4,400
Asset backed	4				4
Other	18				18
Equities – Venture capital	134				134
Real Estate	154				154
Cash	39	3			36
Total plan assets at fair value	8,553	3			8,550

A summary of pension plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension benefits
millions of Canadian dollars	2025	2024
For unfunded pension plans covered by book reserves:
Projected benefit obligation	409	431
Accumulated benefit obligation	368	386
(a)In 2025 and 2024, the fair value of plan assets exceeded the projected benefit obligation for both the company sponsored plan and its proportionate share of a joint venture sponsored plan.
Cash flows
Benefit payments expected in:

millions of Canadian dollars	Pension benefits	Other postretirement benefits
2026	490	30
2027	490	30
2028	490	32
2029	490	32
2030	490	32
2031 - 2035	2,450	154
In 2026, the company expects to make cash contributions of about $151 million to its pension plans.

Note 5. Other long-term obligations

millions of Canadian dollars	2025	2024
Employee retirement benefits (a) (note 4)	811	846
Asset retirement obligations and other environmental liabilities (b) (c)	3,348	2,641
Share-based incentive compensation liabilities (note 7)	198	119
Operating lease liability (note 13)	149	144
Restructuring liability (note 11)	173	—
Other obligations	280	120
Total other long-term obligations	4,959	3,870
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2024 - $61 million).
(b)Total asset retirement obligations and other environmental liabilities also included $318 million in current liabilities (2024 - $291 million).
(c)For 2025, the asset retirement obligations were discounted at 6 percent (2024 - 6 percent). Asset retirement obligations incurred in the current period were level 3 fair value measurements.

The following table summarizes the activity in the liability for asset retirement obligations:

millions of Canadian dollars	2025	2024	2023
Balance as at January 1	2,833	2,703	2,178
Additions (deductions)	721	96	471
Accretion	171	163	132
Settlement	(195)	(129)	(78)
Balance as at December 31	3,530	2,833	2,703
Estimated cash payments for asset retirement obligations are $241 million in 2026 and $227 million in 2027.

Note 6. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At December 31, 2025 and December 31, 2024, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
At December 31, the net notional long/(short) position of derivative instruments was:

thousands of barrels	2025	2024
Crude	954	4,260
Products	(702)	(371)
Realized and unrealized gain or (loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

millions of Canadian dollars	2025	2024	2023
Revenues	41	(69)	(5)
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement were as follows:

At December 31, 2025 millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	20	39	—	59	(18)	(2)	39

Liabilities
Derivative liabilities (b)	18	14	—	32	(18)	—	14
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

At December 31, 2025, and December 31, 2024, the company had $6 million and $22 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

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
The following table summarizes information about these units for the year ended December 31, 2025:

	Restricted stock units	Deferred share units
Outstanding at January 1, 2025	4,223,070	44,706
Granted	918,900	6,393
Vested/Exercised	(717,310)	—
Forfeited and cancelled	(42,620)	—
Outstanding at December 31, 2025	4,382,040	51,099

In 2025, the before-tax compensation expense charged against income for the restricted stock units and deferred share units was $212 million (2024 - $116 million, 2023 - $52 million). Income tax benefit recognized in income related to this compensation expense for the year was $51 million (2024 - $28 million, 2023 - $13 million). Cash payments of $107 million were made related to this compensation expense in 2025 (2024 - $74 million, 2023 - $68 million).
As of December 31, 2025, there was $251 million of total before-tax unrecognized compensation expense related to non-vested restricted stock units based on the company’s share price at the end of the current reporting period. The weighted-average vesting period of non-vested restricted stock units is 4.2 years. All units under the deferred share programs have vested as of December 31, 2025.
Note 8. Investment and other income
Investment and other income includes gains and losses on asset sales as follows:

millions of Canadian dollars	2025	2024	2023
Proceeds from asset sales	101	25	86
Book value of asset sales	106	7	13
Gain (loss) on asset sales, before-tax	(5)	18	73
Gain (loss) on asset sales, after-tax	(9)	16	63
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
There were outstanding letters of credit aggregating to $668 million at December 31, 2025 (2024 - $475 million), issued as security for financial and performance conditions in relation to certain contracts and commitments. These letters of credit do not reduce any available funds under current borrowing arrangements.
As a result of the completed sale of the remaining company-owned Esso retail sites, the company was contingently liable at December 31, 2025, for guarantees relating to performance under contracts of other third-party obligations totalling $7 million (2024 - $10 million).
In the fourth quarter of 2025, the company recorded contractual obligations associated with the Norman Wells end of field life acceleration (see note 11, "Miscellaneous financial information").

Note 10. Common shares

At December 31
thousands of shares	2025	2024
Authorized	1,100,000	1,100,000
Outstanding	483,593	509,045
The most recent 12-month normal course issuer bid program came into effect June 29, 2025, under which Imperial continued its then-existing share purchase program. The program enabled the company to purchase up to a maximum of 25,452,248 common shares (5 percent of the total shares on June 15, 2025) which included shares purchased under the normal course issuer bid from Exxon Mobil Corporation. As in the past, Exxon Mobil Corporation advised the company that it intended to participate to maintain its ownership percentage at approximately 69.6 percent. The program completed on December 17, 2025 as a result of the company purchasing the maximum allowable number of shares under the program.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at January 1, 2023	584,153	1,079
Purchases at stated value	(48,316)	(87)
Balance as at December 31, 2023	535,837	992
Purchases at stated value	(26,792)	(50)
Balance as at December 31, 2024	509,045	942
Purchases at stated value	(25,452)	(47)
Balance as at December 31, 2025	483,593	895
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	2025	2024	2023
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	3,268	4,790	4,889
Weighted-average number of common shares outstanding (millions of shares)	502.8	529.4	574.8
Net income (loss) per common share (dollars)	6.50	9.05	8.51

Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	3,268	4,790	4,889
Weighted-average number of common shares outstanding (millions of shares)	502.8	529.4	574.8
Effect of employee share-based awards (millions of shares)	1.2	1.2	1.1
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	504.0	530.6	575.9
Net income (loss) per common share (dollars)	6.48	9.03	8.49

Dividends per common share – declared (dollars)	2.88	2.40	1.94

Note 11. Miscellaneous financial information
LIFO inventory
In 2025, net income included an after-tax gain of $61 million (2024 - $61 million gain, 2023 - $5 million gain) attributable to the effect of changes in last-in, first-out (LIFO) inventories. The replacement cost of inventories was estimated to exceed their LIFO carrying values at December 31, 2025 by about $1.5 billion (2024 - $2.0 billion). Inventories of crude oil and products at year-end consisted of the following:

millions of Canadian dollars	2025	2024
Crude oil	1,067	701
Petroleum products	461	513
Chemical products	64	57
Biofuels	225	40
Other	394	331
Total	2,211	1,642
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
Net research and development costs charged to expenses in 2025 were $134 million (2024 - $118 million, 2023 - $84 million). These costs are included in expenses due to the uncertainty of future benefits.
Accounts payable and accrued liabilities
“Accounts payable and accrued liabilities” included accrued taxes other than income taxes of $393 million at December 31, 2025 (2024 - $524 million), dividends payable of $350 million at December 31, 2025 (2024 - $307 million) and other miscellaneous current liabilities of $1,151 million at December 31, 2025 (2024 - $739 million).
Government assistance
ASC 832 "Government Assistance" requires disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. The company receives allowances from governments in the form of emission credits as a result of performing better than facility level expectations for emission targets and records these at a nominal amount, generally in "Inventories of crude oil and products" on the Consolidated balance sheet. During 2024 and 2025, government assistance was immaterial to the company’s financial results.

Restructuring charges
On September 29, 2025, the company announced restructuring plans to improve its performance by centralizing additional corporate and technical activities in global business and technology centres. The restructuring plans include a program of targeted workforce reductions. The program, which is expected to be substantially completed by the end of 2027, involves involuntary employee separations. In the third quarter of 2025, the company recorded charges of $330 million, before-tax, consisting primarily of restructuring costs associated with announced workforce reduction programs. These costs are captured in "Selling and general" on the Consolidated statement of income and reported in the Corporate and other segment.

The following table summarizes the reserves and charges related to the workforce reduction program, which are recorded in "Accounts payable and accrued liabilities" and "Other long-term obligations" on the Consolidated balance sheet.

millions of Canadian dollars	2025
Balance at January 1	—
Additions/adjustments	330
Payments made	—
Balance at December 31	330

Calgary Imperial Campus
In the third quarter of 2025, the Corporate and other segment included a non-cash impairment charge of $406 million, before-tax, in conjunction with the company signing an agreement to sell the Calgary Imperial Campus. The impairment was reflected in "Depreciation and depletion (includes impairments)" on the Consolidated statement of income and in "Property, plant and equipment, less accumulated depreciation and depletion" on the Consolidated balance sheet. The transaction closed in the fourth quarter of 2025.

Norman Wells
In the fourth quarter of 2025, the company accelerated the end of field life of the Norman Wells asset, resulting in a $421 million expense, before-tax, reported in the Upstream segment. The expense consisted of a non-cash impairment charge of $142 million, reflected in "Depreciation and depletion (includes impairments)" on the Consolidated statement of income and in "Property, plant and equipment, less accumulated depreciation and depletion" on the Consolidated balance sheet, and a one-time charge of $279 million related to contractual obligations associated with the end of field life acceleration, reflected in "Production and manufacturing" on the Consolidated statement of income.

Note 12. Financing and additional notes and loans payable information

millions of Canadian dollars	2025	2024	2023
Debt-related interest (a)	131	192	203
Capitalized interest	(105)	(155)	(141)
Net interest expense	26	37	62
Other interest	(14)	4	7
Total financing	12	41	69
(a)Includes related party interest with ExxonMobil.

During the fourth quarter of 2025, the company extended the maturity dates of its two existing $250 million committed lines of credit to November 2026 and November 2027, respectively.

The company has not drawn on any of its outstanding $500 million of available credit facilities.

At December 31, 2025 and at December 31, 2024, the company had no short-term borrowings outstanding.

Note 13. Leases

The company generally purchases the property, plant and equipment used in operations, but there are situations where assets are leased, primarily storage tanks, rail cars, marine vessels, and transportation and other facilities. Right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for tankers and finance leases is excluded from the calculation of right of use assets and lease liabilities. Usually, assets are leased only for a portion of their useful lives and are accounted for as operating leases. In limited situations, assets are leased for nearly all of their useful lives and are accounted for as finance leases. In general, leases are capitalized using the company’s incremental borrowing rate.
Variable payments under these lease agreements are not significant. Residual value guarantees, restrictions, or covenants related to leases, and transactions with related parties are also not significant. The company’s activities as a lessor are not material.
The table below summarizes the total lease cost incurred:

	2025		2024		2023
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Operating lease cost	105		111		114
Short-term and other (net of sublease rental income)	108		50		30

Amortization of right of use assets		16		16		19
Interest on lease liabilities		27		28		29
Total lease cost	213	43	161	44	144	48
The following table summarizes the amounts related to operating leases and finance leases recorded on the Consolidated balance sheet, weighted-average remaining lease term and weighted-average discount rates applied at December 31:

	2025		2024
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases
Right of use assets
Included in Other assets, including intangibles - net	285		240
Included in Property, plant and equipment, less		582		579
accumulated depreciation and depletion
Total right of use assets	285	582	240	579

Lease liability due within one year
Included in Accounts payable and accrued liabilities	87	—	100	—
Included in Notes and loans payable		19		18
Long-term lease liability
Included in Other long-term obligations	149	—	144	—
Included in Long-term debt		531		545
Total lease liability	236	550	244	563

Weighted-average remaining lease term (years)	5	35	5	35
Weighted-average discount rate (percent)	3.2	5.8	4.1	4.8

The maturity analysis of the company’s lease liabilities as at December 31 are summarized below:

	2025
millions of Canadian dollars	Operating leases	Finance leases
Maturity analysis of lease liabilities
2026	93	49
2027	44	48
2028	39	47
2029	31	45
2030	16	44
2031 and beyond	29	862
Total lease payments	252	1,095

Discount to present value	(16)	(545)
Total lease liability	236	550
In addition to the operating lease liabilities in the table immediately above, at December 31, 2025, there were no additional undiscounted commitments for leases not yet commenced (2024 - $56 million).
There are no estimated cash payments for operating and finance leases not yet commenced in 2026 and 2027.
The table below summarizes the cash paid for amounts included in the measurement of lease liabilities and the right of use assets obtained in exchange for new lease liabilities:

	2025		2024		2023
millions of Canadian dollars	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	121	—	118	—	56	—
Cash flows from financing activities		18		22		22

Non-cash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the year	107	17	152	—	61	—

Note 14. Long-term debt

At December 31
millions of Canadian dollars	2025	2024
Long-term debt (a) (b)	3,447	3,447
Finance leases (c)	531	545
Total long-term debt	3,978	3,992
(a)Borrowed under an existing agreement with an affiliated company of ExxonMobil that provides for a long-term, variable-rate, Canadian dollar loan from ExxonMobil to the company of up to $7.75 billion at interest equivalent to Canadian market rates. The agreement is effective until June 30, 2035, cancellable if ExxonMobil provides at least 370 days advance written notice.
(b)The weighted-average interest rate on long-term borrowings outstanding with ExxonMobil, at December 31, 2025 was 2.7 percent (2024 - 3.9 percent).
(c)Finance leases are primarily associated with transportation facilities and services agreements. The average imputed interest rate was 5.8 percent in 2025 (2024 - 4.8 percent). Total finance lease obligations also include $19 million in current liabilities (2024 - $18 million). Principal payments on finance leases of approximately $17 million on average per year are due in each of the next four years after December 31, 2026.

Note 15. Accounting for suspended exploratory well costs
The company continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports. The company had no capitalized suspended exploratory well costs as at December 31, 2025, 2024 and 2023.
Exploration activity involves drilling multiple wells, over a number of years, to fully evaluate a project. The company had no projects with exploratory wells costs capitalized as at December 31, 2025, 2024 and 2023.

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
In addition, the company has existing agreements with ExxonMobil:

a)To provide services to the company and to share common business and operational support services that allow the companies to consolidate duplicate work and systems;
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
Related party revenues and purchases in 2025 were $13,534 million and $5,369 million, respectively. Related party revenues and purchases in 2024 have been revised from $11,725 million to $14,654 million and from $3,722 million to $6,651 million, respectively. Related party revenues and purchases in 2023 have been revised from $13,544 million to $16,166 million and from $4,125 million to $6,747 million, respectively. Impacts of the revision offset to zero.
•Related party revenues and purchases with ExxonMobil in 2025 were $13,534 million and $5,227 million, respectively. Related party revenues and purchases with ExxonMobil in 2024 have been revised from $11,725 million to $14,654 million and from $3,617 million to $6,546 million, respectively. Related party revenues and purchases with ExxonMobil in 2023 have been revised from $13,544 million to $16,166 million and from $4,026 million to $6,648 million, respectively. Impacts of the revision offset to zero.
As at December 31, 2025, the company had an outstanding long-term loan of $3,447 million (2024 - $3,447 million) from ExxonMobil (see note 14, "Long-term debt", and note 12, "Financing and additional notes and loans payable information" for further details). The amount of financing costs with ExxonMobil in 2025 were $97 million (2024 - $161 million).
Imperial has other related party transactions not detailed above in note 16, as they are not significant.

Note 17. Other comprehensive income (loss) information
Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2025	2024	2023
Balance at January 1	(214)	(677)	(512)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	181	412	(206)
Amounts reclassified from accumulated other comprehensive income	19	51	41
Balance at December 31	(14)	(214)	(677)
Amounts reclassified out of accumulated other comprehensive income (loss) - before-tax income (expense):

millions of Canadian dollars	2025	2024	2023
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(25)	(67)	(54)
(a) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

millions of Canadian dollars	2025	2024	2023
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	59	134	(66)
Amortization of postretirement benefits liability adjustment included in net benefit cost	6	16	13
Total	65	150	(53)

Supplemental information on oil and gas exploration and production activities (unaudited)
The information on pages 109 to 110 excludes items not related to oil and natural gas extraction, such as administrative and general expenses, pipeline operations, gas plant processing fees and gains or losses on asset sales. The company’s 25 percent interest in proved synthetic crude oil reserves in the Syncrude joint venture is included as part of the company’s total proved oil and gas reserves and in the calculation of the standardized measure of discounted future cash flows, in accordance with U.S. Securities and Exchange Commission (SEC) and U.S. Financial Accounting Standards Board rules. Results of operations, costs incurred in property acquisitions, exploration and development activities, and capitalized costs include the company’s share of Kearl, Syncrude and other unproved mineable acreages in the following tables.
Results of operations

millions of Canadian dollars	2025	2024	2023
Revenue
Sales to third parties (a)	6,509	7,171	6,420
Transfers (a) (b)	3,010	3,337	3,220
	9,519	10,508	9,640
Production expenses	4,828	4,769	5,015
Exploration expenses	7	3	5
Depreciation and depletion	1,697	1,539	1,475
Income taxes	714	974	733
Results of operations	2,273	3,223	2,412
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
Costs incurred in property acquisitions, exploration and development activities

millions of Canadian dollars	2025	2024	2023
Property costs (a)
Proved	—	—	—
Unproved	—	—	—
Exploration costs	7	3	5
Development costs	2,178	1,171	1,580
Total costs incurred in property acquisitions, exploration and development activities	2,185	1,174	1,585
(a)"Property costs" are payments for rights to explore for petroleum and natural gas and for purchased reserves (acquired tangible and intangible assets such as gas plants, production facilities and producing-well costs are included under "producing assets"). "Proved" represents areas where successful drilling has delineated a field capable of production. "Unproved" represents all other areas.

Capitalized costs

millions of Canadian dollars	2025	2024
Property costs (a)
Proved	1,839	1,840
Unproved	492	492
Producing assets	42,789	41,034
Incomplete construction	2,872	2,555
Total capitalized cost	47,992	45,921
Accumulated depreciation and depletion	(23,032)	(21,247)
Net capitalized costs	24,960	24,674
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
Standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2025	2024	2023
Future cash flows	142,478	158,677	158,347
Future production costs	(79,939)	(88,061)	(101,640)
Future development costs	(24,960)	(24,792)	(24,074)
Future income taxes	(8,319)	(10,196)	(7,016)
Future net cash flows	29,260	35,628	25,617
Annual discount of 10 percent for estimated timing of cash flows	(13,910)	(17,461)	(11,615)
Discounted future cash flows	15,350	18,167	14,002
Changes in standardized measure of discounted future net cash flows related to proved oil and gas reserves

millions of Canadian dollars	2025	2024	2023
Balance at beginning of year	18,167	14,002	25,554
Changes resulting from:
Sales and transfers of oil and gas produced, net of production costs	(4,775)	(6,041)	(4,918)
Net changes in prices, development costs and production costs (a)	(3,616)	7,134	(16,908)
Extensions, discoveries, additions and improved recovery, less related costs	—	—	58
Development costs incurred during the year	1,642	1,191	1,182
Revisions of previous quantity estimates	1,085	1,788	2,146
Accretion of discount	1,868	1,485	2,535
Net change in income taxes	979	(1,392)	4,353
Net change	(2,817)	4,165	(11,552)
Balance at end of year	15,350	18,167	14,002
(a)SEC rules require the company’s reserves to be calculated on the basis of average first-day-of-the-month oil and natural gas prices during the reporting year. Future net cash flows are determined based on the net proved reserves as outlined in the "Net proved reserves table".

Net proved reserves (a)

	Liquids (b)	Natural gas	Synthetic crude oil	Bitumen	Total oil-equivalent basis (c)
	millions of barrels	billions of cubic feet	millions of barrels	millions of barrels	millions of barrels

Beginning of year 2023	4	72	353	1,824	2,193
Revisions	(2)	2	26	90	114
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	(1)	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(12)	(25)	(103)	(132)
End of year 2023	—	61	354	1,811	2,175

Revisions	2	3	(35)	114	82
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	—	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(11)	(23)	(109)	(136)
End of year 2024	—	53	296	1,816	2,121

Revisions	2	7	17	37	57
Improved recovery	—	—	—	—	—
(Sale) purchase of reserves in place	—	—	—	—	—
Discoveries and extensions	—	—	—	—	—
Production	(2)	(11)	(25)	(113)	(142)
End of year 2025	—	49	288	1,740	2,036

Net proved developed reserves included above, as of
January 1, 2023	4	60	248	1,691	1,953
December 31, 2023	—	53	242	1,706	1,957
December 31, 2024	—	41	190	1,697	1,894
December 31, 2025	—	41	288	1,641	1,936

Net proved undeveloped reserves included above, as of
January 1, 2023	—	12	105	133	240
December 31, 2023	—	8	112	105	218
December 31, 2024	—	12	106	119	227
December 31, 2025	—	8	—	99	100
(a)Net reserves are the company’s share of reserves after deducting the shares of mineral owners or governments or both. All reported reserves are located in Canada. Reserves of natural gas are calculated at a pressure of 14.73 pounds per square inch at 60°F.
(b)Liquids include crude oil and natural gas liquids (NGLs). NGL proved reserves are not material and are therefore included under liquids.
(c)Gas converted to oil-equivalent at six million cubic feet per one thousand barrels.

The information above describes changes during the years and balances of proved oil and gas reserves at year-end 2023, 2024 and 2025. The definitions used are in accordance with the SEC Rule 4-10 (a) of Regulation S-X.
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
In 2025, upward revisions of proved bitumen were primarily driven by steam scheduling, development drilling, LASER process at Cold Lake and lower royalty obligations associated with pricing for both Kearl and Cold Lake. An increase in proved reserves for synthetic crude oil is associated with lower royalty obligation.
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

Nominees for director
The director nominee tables on the following pages provide information on the seven nominees proposed for election to the board of directors of the company. All of the nominees are now directors and have been since the dates indicated. D.W. Cornhill is a current director and is not standing for re-election in 2026 as he has reached the company’s mandatory retirement age for directors. T.T. Bryja was appointed to the board on September 16, 2025.
Included in these tables is information relating to the director nominees’ biographies, independence status, expertise, standing committee memberships, attendance, public board memberships and shareholdings in the company. The information is as of February 11, 2026, the effective date of this circular, unless otherwise indicated.

The board of directors has general oversight responsibility for the company’s business and affairs in accordance with applicable laws. In exercising its fiduciary duties, the board considers the interests of all shareholders and is committed to strong corporate governance as reflected through its policies and practices.

For more information on our director nominees, please see the Statement of corporate governance practice section.
Director nominee tables

TANYA T. BRYJA
Ms. Bryja serves as senior vice-president of Energy Products, ExxonMobil Product Solutions Company, headquartered in Spring, Texas. She earned a Bachelor of Science degree in Chemical Engineering from Northwestern University in 1997 and joined ExxonMobil that same year. Over the course of her career,
Ms. Bryja has held leadership roles across ExxonMobil’s technology, commercial, refining operations, maintenance, technical, and corporate planning organizations with assignments across the United States and Belgium. Ms. Bryja assumed her current position in May 2025, where she oversees the integrated, global Energy Products business, encompassing fuels, aromatics, catalysts, and technology licensing.
Houston, Texas, United States of America

Age: 51

Non-independent director

Director since:
September 16, 2025

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			3 of 3 (100%)
Executive resources (until January 29, 2026)			3 of 3 (100%)	Votes For:	n/a
Safety and sustainability			2 of 2 (100%)	Votes Against:	n/a
Nominations and corporate governance (until January 29, 2026)			3 of 3 (100%)	Total Votes:	n/a
Finance			3 of 3 (100%)

Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	0	0	0	0
Total market value as at February 11, 2026 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
*No share ownership guidelines apply
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Senior vice-president, Energy Products, ExxonMobil Product Solutions Company, (2025 – present) (Affiliate)

–Vice-president, fuels, ExxonMobil Fuels & Lubricants Company, (2023 – 2025) (Affiliate)

– Site Manager, Joliet Refinery, Exxon Mobil Corporation
     (2021 – 2023) (Affiliate)

– Strategy and planning manager, Research and engineering,
     Exxon Mobil Corporation (2019 – 2021) (Affiliate)

SHARON R. DRISCOLL
Ms. Driscoll currently serves as an independent director of Empire Company Limited and as a director of Elswood Investment Corporation, a privately held company. Prior to her retirement in 2023, she held executive leadership roles at RB Global Incorporated, including chief financial officer, co-chief executive officer and executive vice-president and advisor to the chief executive officer. Prior to joining RB Global, Ms. Driscoll was executive vice-president and chief financial officer at Katz Group Canada Ltd. from 2013 to 2015, and senior vice-president and chief financial officer at Sears Canada Inc. from 2008 to 2013. Ms. Driscoll is a Chartered Professional Accountant and has a Bachelor of Commerce (Honours) degree from Queen’s University.
Vancouver, British Columbia, Canada

Age: 64

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			9 of 9 (100%)
Audit (Chair)			6 of 6 (100%)	Votes For:	460,709,337 (97.96%)
Executive resources			7 of 7 (100%)	Votes Against:	9,602,197 (2.04%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	470,311,534
Nominations and corporate governance			9 of 9 (100%)
Finance			8 of 8 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	3,382	3,382	9,900	13,282
Total market value as at February 11, 2026 ($)	0	548,696	548,696	1,606,176	2,154,872
Year over year change (#)	0	1,031	1,031	3,300	4,331
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Empire Company Limited (2018 – Present) –Gildan Activewear Ltd (2023 – 2024) *no public board interlocks
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated) Executive vice-president and advisor to CEO (2022 – 2023)
–RB Global (formerly Ritchie Bros. Auctioneers Incorporated), Chief financial officer (2015 – 2022)

JOHN N. FLOREN

Mr. Floren is the former president and chief executive officer of Methanex Corporation. Prior to his appointment to such positions, he held senior leadership roles including senior vice-president, global marketing and logistics and regional director, marketing and logistics for North America. Mr. Floren spent approximately 22 years with Methanex and has over 37 years of experience in the chemical industry. He currently serves as a director of West Fraser Timber Co. Ltd. Mr. Floren holds a Bachelor of Arts in Economics from the University of Manitoba and has completed executive education programs at Harvard Business School (Program for Management Development), INSEAD (International Executive Program), and the Institute of Corporate Directors (Directors Education Program).

Oakville, Ontario, Canada

Age: 67

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			9 of 9 (100%)
Audit			6 of 6 (100%)	Votes For:	458,402,042 (97.47%)
Executive resources			7 of 7 (100%)	Votes Against:	11,912,559 (2.53%)
Safety and sustainability (Chair)			5 of 5 (100%)	Total Votes:	470,314,601
Nominations and corporate governance			9 of 9 (100%)
Finance			8 of 8 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	3,382	3,382	9,900	13,282
Total market value as at February 11, 2026 ($)	0	548,696	548,696	1,606,176	2,154,872
Year over year change (#)	0	1,031	1,031	3,300	4,331
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–West Fraser Timber Co. Ltd. (2016 – present) –Methanex Corporation (2013 – 2022) *no public board interlocks			–Methanex Corporation, President and chief executive officer (2013 – 2022)

GARY J. GOLDBERG

Mr. Goldberg has more than 40 years of global experience in the mining industry, spanning executive leadership, operational management and strategic roles. He currently serves as a non-executive director of BHP Group Limited. From 2013 to 2019, Mr. Goldberg served as the chief executive officer of Newmont Corporation, and prior to that, was president and chief executive officer of Rio Tinto Minerals. His previous board roles include non-executive director of Port Waratah Coal Services Limited and Rio Tinto Zimbabwe. In addition, Mr. Goldberg has held prominent industry leadership positions, including vice-chair of the World Gold Council, treasurer of the International Council on Mining and Metals, and chair of the National Mining Association in the United States.

Breckenridge, Colorado, United States of America

Age: 66

Nonemployee director (independent)

Director since:
May 2, 2023

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			9 of 9 (100%)
Audit			6 of 6 (100%)	Votes For:	460,671,058 (97.95%)
Executive resources (Chair)			7 of 7 (100%)	Votes Against:	9,643,543 (2.05%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	470,314,601
Nominations and corporate governance			9 of 9 (100%)
Finance			8 of 8 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	3,382	3,382	9,900	13,282
Total market value as at February 11, 2026 ($)	0	548,696	548,696	1,606,176	2,154,872
Year over year change (#)	0	1,031	1,031	3,300	4,331
*Has 5 years from date of appointment to meet the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–BHP Group Limited (2020 – present) *no public board interlocks			–Korn Ferry, Consultant (2025 – present)

NEIL A. HANSEN

Mr. Hansen was appointed senior vice-president and chief financial officer of Exxon Mobil Corporation on February 1, 2026. Prior to this appointment, he served as president of ExxonMobil Global Business Solutions beginning in May 2025. From April 2022 to May 2025, Mr. Hansen held the role of senior vice-president, energy products for ExxonMobil Product Solutions Company, and from March 2020 to April 2022, he was vice-president for Europe, Africa & Middle East fuels. Earlier in his career, Mr. Hansen held several senior finance positions within the corporation’s controllers organization and also served as vice-president, investor relations and corporate secretary at Exxon Mobil Corporation.

The Woodlands, Texas, United States of America

Age: 51

Non-independent director

Director since:
April 30, 2024

Skills and experience:
Leadership of large organizations,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			9 of 9 (100%)	Votes For:	431,100,735 (91.66%)
Executive resources (until January 29, 2026)			7 of 7 (100%)	Votes Against:	39,213,866 (8.34%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	470,314,601
Nominations and corporate governance (until January 29, 2026)			9 of 9 (100%)
Finance			8 of 8 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	0	0	0	0
Total market value as at February 11, 2026 ($)	0	0	0	0	0
Year over year change (#)	0	0	0	0	0
* No share ownership guidelines apply
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Senior vice-president, and chief financial officer, Exxon Mobil Corporation (2026 – present) (Affiliate)
–President, global business solutions, ExxonMobil Global Services Company (2025 – 2026) (Affiliate)
–Senior vice-president, energy products, ExxonMobil Product Solutions Company (2022 – 2025) (Affiliate)
–Vice-president, fuels, ExxonMobil Fuels & Lubricants Company (2020 – 2022) (Affiliate)

MIRANDA C. HUBBS

Ms. Hubbs is an independent director with deep institutional investment and capital markets experience. She currently serves on the boards of Nutrien Ltd., PSP Investments (Public Sector Pension Investment Board) and is Chair of the Canadian Investment Regulatory Organization (CIRO). She is also Chair of the Board of the Canadian Red Cross. Previously, Ms Hubbs was Executive Vice-President and Managing Director of McLean Budden Ltd., one of Canada’s leading investment management firms prior to its sale to Sun Life. During her investment career, she was recognized by Brendan Wood International TopGun Awards as one of the Top 50 Portfolio Managers in Canada and one of the TopGun Investment Minds in Oil and Gas (Canada). Ms. Hubbs holds a BSc from Western University, an MBA from the Schulich School of Business, and is a CFA charterholder. She holds the FSA (Fundamentals of Sustainability Accounting) credential, the CERT Certificate in Cybersecurity Oversight and is a graduate of the NYU-Nasdaq Center for Board Excellence Cyberscholar Program. In 2025, she was awarded the King Charles III Coronation Medal.

Toronto, Ontario, Canada

Age: 59

Lead director
Nonemployee director (independent)

Director since:
July 26, 2018

Skills and experience:
Global experience, Strategy development,
Environment and sustainability,
Audit committee financial expert,
Financial expertise,
Information technology/Cybersecurity oversight
Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board			9 of 9 (100%)
Audit			6 of 6 (100%)	Votes For:	434,627,097 (92.41%)
Executive resources			7 of 7 (100%)	Votes Against:	35,680,453 (7.59%)
Safety and sustainability			5 of 5 (100%)	Total Votes:	470,307,550
Nominations and corporate governance (Chair)			9 of 9 (100%)
Finance			8 of 8 (100%)
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	22,012	22,012	21,000	43,012
Total market value as at February 11, 2026 ($)	0	3,571,227	3,571,227	3,407,040	6,978,267
Year over year change (#)	0	1,586	1,586	1,800	3,386
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–Nutrien Ltd. (2018 – present) *no public board interlocks			–None

JOHN R. WHELAN

Mr. Whelan was appointed president of Imperial Oil Limited on April 1, 2025, and assumed the additional roles of chairman and chief executive officer on May 8, 2025. From 2022 until his current appointment, he served as senior vice-president, conventional and heavy oil, ExxonMobil Upstream Company, a division of Exxon Mobil Corporation. Throughout his career, Mr. Whelan has held a variety of engineering, project, operations, commercial and leadership roles located in Canada, Norway, and the United States, with responsibilities spanning global operations. Mr. Whelan served as Imperial Oil’s senior vice president, upstream from 2017 to 2020. Originally from Newfoundland and Labrador, Mr. Whelan holds a bachelor's degree in mechanical engineering from Memorial University in Newfoundland.

Calgary, Alberta, Canada

Age: 60

Non-independent director

Director since:
May 8, 2025

Skills and experience:
Leadership of large organizations,
Operations/technical,
Project management,
Global experience, Strategy development,
Environment and sustainability,
Financial expertise,
Government relations, Executive compensation,
Risk management

Board and Standing Committee Membership			Attendance in 2025	Voting Results of Last Annual Meeting
Board (Chair)			6 of 6 (100%)	Votes For:	467,228,982 (99.34%)
				Votes Against:	3,084,807 (0.66%)
				Total Votes:	470,313,789
Imperial Oil Limited Ownership and Value of Equity (a) (b) (c) (d)
	IMO Common Shares (% of class)	IMO Deferred Share Units (DSU)	Total Vested Equity Holdings (Common + DSU)	Restricted Stock Units (RSU)	Total Holdings* (Common + DSU + RSU)
Holdings as at February 11, 2026 (#)	0	0	0	106,400	106,400
Total market value as at February 11, 2026 ($)	0	0	0	17,262,336	17,262,336
Year over year change (#)	0	0	0	84,400	84,400
*Meets the necessary share ownership requirements
Public Company Directorships in the Past Five Years*			Other Positions in the Past Five Years (position, date office held and status of employer)
–None *no public board interlocks
–Chairman, president and chief executive officer, Imperial Oil Limited (2025 – present)
–Senior vice-president, conventional and heavy oil, ExxonMobil Upstream Company (2022 – 2025) (Affiliate)
–Vice-president, heavy oil, ExxonMobil Upstream Company
(2020 – 2022) (Affiliate)

Footnotes to director nominee tables on pages 114 through 117:

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
(c)The numbers for the company’s restricted stock units represent the total of the outstanding restricted stock units received in 2018 through 2025 and deferred share units received since directors’ appointment.
(d)The value for Imperial Oil Limited common shares, deferred share units and restricted stock units is based on the closing price for Imperial Oil Limited common shares on the Toronto Stock Exchange of $162.24 on February 11, 2026.
Director and nominee holdings in Exxon Mobil Corporation (a)

Director	XOM Common Shares (#)	XOM Restricted Stock (#) (b)	Total Common Shares and Restricted Stock (#)	Total Market Value of Common Shares and Restricted Stock ($) (c)
T.T. Bryja	2,968	58,550	61,518	12,989,965
N.A. Hansen	0	241,500	241,500	50,994,450
J.R. Whelan	36,859	73,800	110,659	23,366,438
(a)Holdings as at February 11, 2026. The information includes the beneficial ownership of common shares of Exxon Mobil Corporation, which information not being within the knowledge of the company has been provided by the nominees and directors individually. None of these individuals own more than 0.01 percent of the outstanding shares of Exxon Mobil Corporation. D.W. Cornhill, S.R. Driscoll, J.N. Floren, G.J. Goldberg and M.C. Hubbs do not own common shares or hold restricted stock of Exxon Mobil Corporation.
(b)The numbers for Exxon Mobil Corporation restricted stock include outstanding restricted stock and restricted stock units granted under its restricted stock plan which is similar to the company’s restricted stock unit plan.
(c)The value for Exxon Mobil Corporation common shares and restricted stock is based on the closing price for Exxon Mobil Corporation common shares on the New York Stock Exchange of $155.56 U.S., which is converted to Canadian dollars at the daily rate of exchange of 1.3574 provided by the Bank of Canada for February 11, 2026.

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

Corporate governance disclosure

2025 Corporate governance highlights
•Five of eight of our current directors, and four of seven of our director nominees, are independent and meet the criteria for independence set by Canadian securities regulators, the SEC and the NYSE American LLC.
•The company delivered an extensive orientation program to J.R. Whelan and T.T. Bryja upon their election to the board for the first time in 2025.
•The directors are highly qualified with diversity of gender, background, experience and skill.
•The company’s independent directors have significant stock ownership requirements, all of which have been met (S.R. Driscoll, J.N. Floren and G.J. Goldberg were each elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines within five years from the date of their appointment). The independent directors collectively have nearly $20.1 million in shareholdings in the company.
•The independent directors regularly meet in executive sessions without management present.
•J.R. Whelan was appointed as president of the company on April 1, 2025 and assumed the additional roles of chairman and chief executive officer on May 8, 2025 in connection with B.W. Corson’s retirement. J.R. Whelan satisfies the company's chief executive officer share ownership guidelines.
•Shares of the company are listed on the TSX and trade on the NYSE American LLC, and our corporate governance practices comply with applicable policies and practices of each exchange.
•96% average vote in favour for the election of our directors at the 2025 annual meeting.
•Three of seven or 43% of the director nominees, and 7 of 22 or 32% of the executive officers of the company and its major subsidiaries, are women.

Corporate governance at a glance

Controlled company	Yes
Size of board (current / nominees)	8 / 7
Number of independent directors (current / nominees)	5 / 4
Women on board (current and nominees)	3
Average attendance of directors at board and committee meetings	100%
Lead director	Yes
In camera sessions of independent directors at every board meeting	Yes
Independent status of audit committee	100%
Audit committee members financially literate	All
Independent status of executive resources committee (current)	100%
Independent status of nominations and corporate governance committee (current)	100%
Majority of independent directors on all committees	Yes
Individual director elections	Yes
Average tenure of director nominees (approximate)	3 years
Average age of director nominees (approximate)	60 years
Mandatory retirement age	72 years
Separate board chair and CEO	No
Number of board interlocks	None
No director serves on more than two boards of another reporting issuer	Yes
Share ownership requirements for independent directors	Yes
Share ownership requirements for chairman and chief executive officer	Yes
Board orientation and education program	Yes
Code of business conduct and ethics	Yes
Board and committee charters	Yes
Position descriptions for the chairman and chief executive officer, lead director and the chair of each committee	Yes
Skills matrix for directors	Yes
Annual board evaluation process	Yes
Annual advisory vote on executive compensation	No
Dual-class shares	No
Change of control agreements	No

Statement of corporate governance practice

The company continually reviews its governance practices and monitors regulatory changes.
This section provides information pertaining to our board, the committees of the board, ethics, diversity and shareholder engagement. The company is committed to high corporate governance standards and best practices. The company’s corporate governance policies and practices comply with and in most cases exceed the requirements of National Instrument 52-110 Audit Committees (NI 52-110), National Policy 58-201 Corporate Governance Guidelines (NP 58-201) and National Instrument 58-101 Disclosure of Corporate Governance Practices (NI 58-101). The company’s common shares trade on the Toronto Stock Exchange and the NYSE American LLC, and our corporate governance practices reflect the standards of these exchanges. In accordance with NYSE American LLC requirements for non-U.S. companies, the company is in compliance with NYSE American standards in all significant respects except as described on the company’s website at www.imperialoil.ca. References in this proxy circular to the company’s website are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this proxy circular.

Composition of our board nominees
More information on diversity, including on the board and among executive officers of the company, can be found at page 151.

Tenure of our board nominees

Our board nominees have varying lengths of tenure providing a blend of continuity and renewal that supports effective governance.

The board charter provides that incumbent directors will not be re-nominated if they have attained the age of 72, except under exceptional circumstances and at the request of the chairman. The company does not have term limits for independent directors because it values the comprehensive knowledge of the company that long-serving directors possess and independent directors are expected to remain qualified to serve for a minimum of five years.

The following chart shows the current years of service of the nominees for the board of directors and the year they would normally be required to retire from the board.

Name of director nominee	Years of service on the board	Year of mandatory retirement from the board for independent directors
T.T. Bryja	5 months	—
S.R. Driscoll	3 years	2034
J.N. Floren	3 years	2031
G.J. Goldberg	3 years	2031
N.A. Hansen	2 years	—
M.C. Hubbs	7 years	2039
J.R. Whelan	1 year	—

Skills and experience of our board members and nominees

Our directors and nominees bring a wide range of skills, diversity and experience.

The current directors and director nominees have the experience and expertise required to ensure effective oversight, stewardship and governance of the company. The key areas of experience and skills for each of the nominees for election as directors can also be found in each of the director nominee tables on pages 114 through 118 of this circular.
The table below sets out the diverse skill set required of the board and identifies the particular experience, qualifications, attributes, and skills of each director and nominee that led the board to conclude that such person should serve as a director of the company.

	T.T. Bryja (a)(b)	D.W. Cornhill (c)	S.R. Driscoll	J.N. Floren	G.J. Goldberg	N.A. Hansen (b)	M.C. Hubbs	J.R. Whelan
Leadership of large organizations	✓	✓	✓	✓	✓	✓		✓
Operations / technical	✓	✓		✓	✓			✓
Project management	✓	✓	✓	✓	✓	✓		✓
Global experience	✓		✓	✓	✓	✓	✓	✓
Strategy development	✓	✓	✓	✓	✓	✓	✓	✓
Environment and sustainability	✓	✓	✓	✓	✓	✓	✓	✓
Audit committee financial expert		✓	✓				✓
Financial expertise	✓	✓	✓	✓	✓	✓	✓	✓
Government relations				✓	✓	✓		✓
Information technology / cybersecurity oversight				✓			✓
Executive compensation	✓	✓	✓	✓	✓	✓	✓	✓
Risk management	✓	✓	✓	✓	✓	✓	✓	✓

(a)T.T. Bryja was appointed to the board and the nominations and corporate governance committee, finance committee, safety and sustainability committee and executive resources committee on September 16, 2025.
(b)As of January 29, 2026, in connection with the board’s periodic review of its governance structures and practices, the executive resources committee and the nominations and corporate governance committee consist solely of independent directors, and as a result T.T. Bryja and N.A. Hansen ceased serving on those committees.
(c)D.W. Cornhill is a current director and is not standing for re-election in 2026 as he has reached the company’s mandatory retirement age for directors.

Independence of our board members and nominees

Four out of seven of the director nominees are independent.

The board is currently composed of eight directors, seven of whom will be standing for re-election at the annual meeting of shareholders on May 4, 2026. D.W. Cornhill is a current director, but will not stand for re-election as he has reached the company's mandatory retirement age for directors. The majority of the board (five out of eight) and nominees (four out of seven) are independent. The independent directors and nominees are not employees of the company.

The board determines independence on the basis of the standards specified by National Instrument 52-110 Audit Committees (NI 52-110), the U.S. Securities and Exchange Commission rules and the listing standards of the NYSE American LLC. The board has reviewed relevant relationships between the company and each nonemployee director and director nominee to determine compliance with these standards.
Based on the directors’ responses to an annual questionnaire, the board determined that none of the independent directors has any interest, business or other relationship that could or could reasonably be perceived to constitute a material relationship with the company. J.R.Whelan is a director and chairman, president and chief executive officer of the company and is not considered to be independent. The board believes that Mr. Whelan's extensive knowledge of the business of the company and Exxon Mobil Corporation is beneficial to the other directors and his participation enhances the effectiveness of the board.
T.T. Bryja and N.A. Hansen are also non-independent directors as they are both employees of Exxon Mobil Corporation. Ms. Bryja holds the position of senior vice-president, energy products at ExxonMobil Product Solutions Company, a division of Exxon Mobil Corporation. Mr. Hansen holds the position of senior vice-president and chief financial officer, Exxon Mobil Corporation. The company believes that Ms. Bryja and Mr. Hansen, although deemed non-independent under the relevant standards by virtue of their employment, can be viewed as independent of the company’s management and that their ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.

Name of director and/or nominee	Management	Independent	Not independent	Reason for non-independent status
T.T. Bryja			✓	T.T. Bryja is an employee of Exxon Mobil Corporation.
D.W. Cornhill (a)		✓
S.R. Driscoll		✓
J.N. Floren		✓
G.J. Goldberg		✓
N.A. Hansen			✓	N.A. Hansen is an employee of Exxon Mobil Corporation.
M.C. Hubbs		✓
J.R. Whelan	✓		✓	J.R. Whelan is a director and chairman, president and chief executive officer of Imperial Oil Limited.
(a)D.W. Cornhill is a current director and is not standing for re-election at the annual meeting of shareholders as he has reached the company's mandatory retirement age for directors.

Committee membership of our board

Each standing committee is chaired by a different independent director and all of the independent directors are members of each committee.
The chart below shows the company’s current standing committee memberships and the chair of each committee.

Director	Nominations and corporate governance committee	Audit committee (b)	Safety and sustainability committee	Executive resources committee	Finance committee

T.T. Bryja (a)	—	—	✓	—	✓
D.W. Cornhill (c) (d)	✓	✓	✓	✓	✓ Chair
S.R. Driscoll (c)	✓	✓ Chair	✓	✓	✓
J.N. Floren	✓	✓	✓ Chair	✓	✓
G.J. Goldberg	✓	✓	✓	✓ Chair	✓
N.A. Hansen (a)	—	—	✓	—	✓
M.C. Hubbs (c)	✓ Chair	✓	✓	✓	✓
J.R. Whelan (a)	—	—	—	—	—
(a)Not independent directors. T.T. Bryja and N.A. Hansen were members of the nominations and corporate governance committee and executive resources committee during 2025. As of January 29, 2026, in connection with the board’s periodic review of its governance structures and practices, the executive resources committee and the nominations and corporate governance committee consist solely of independent directors, and as a result T.T. Bryja and N.A. Hansen ceased serving on those committees.

(b)All members of the audit committee are independent and financially literate within the meaning of National Instrument 52-110 Audit Committees and the listing standards of the NYSE American LLC.
(c)Audit committee financial experts under U.S. regulatory requirements.
(d)D.W. Cornhill is a current director and is not standing for re-election at the annual meeting of shareholders as he has reached the company's mandatory retirement age for directors.
In addition to its standing committees, the board may establish ad hoc committees or special committees from time to time.

Number of meetings

The board meets at least seven times each year to ensure regular oversight and timely decision-making.
The chart below shows the number of board and standing committee meetings held in 2025. This includes seven regular meetings and two additional special meetings of the board.

Meetings of the board and standing committees in 2025:

Attendance of our board members in 2025

100% board and standing committee meeting attendance from all members.
The following chart provides a summary of the attendance record of each of the directors and nominees in 2025. The attendance record of each director nominee is also set out in their biographical information within the nominee section. The attendance chart also provides an overall view of the attendance per standing committee. Senior management directors and other members of management periodically attend standing committee meetings at the request of the committee chair.

Director	Board	Audit committee	Executive resources committee	Safety and sustainability committee	Nominations and corporate governance committee	Finance committee	Annual meeting	Total	Percentage by director

T.T. Bryja (a)(b)	3 of 3	—	3 of 3	2 of 2	3 of 3	3 of 3	—	14 of 14	100%
D.W. Cornhill	9 of 9	6 of 6	7 of 7	5 of 5	9 of 9	8 of 8 (chair)	1 of 1	45 of 45	100%
B.W. Corson (c)	3 of 3	—	—	—	—	—	1 of 1	4 of 4	100%
S.R. Driscoll	9 of 9	6 of 6 (chair)	7 of 7	5 of 5	9 of 9	8 of 8	1 of 1	45 of 45	100%
J.N. Floren	9 of 9	6 of 6	7 of 7	5 of 5 (chair)	9 of 9	8 of 8	1 of 1	45 of 45	100%
G.J. Goldberg	9 of 9	6 of 6	7 of 7 (chair)	5 of 5	9 of 9	8 of 8	1 of 1	45 of 45	100%
N.A. Hansen (b)	9 of 9	—	7 of 7	5 of 5	9 of 9	8 of 8	1 of 1	39 of 39	100%
M.C. Hubbs	9 of 9	6 of 6	7 of 7	5 of 5	9 of 9 (chair)	8 of 8	1 of 1	45 of 45	100%
J.R. Whelan (d)	6 of 6 (chair)	—	—	—	—	—	1 of 1	7of 7	100%
Percentage by committee	100%	100%	100%	100%	100%	100%	100%	289 of 289	Overall attendance 100%

(a)T.T. Bryja was appointed to the board and its committees (other than the audit committee) on September 16, 2025.
(b)As of January 29, 2026, in connection with the board’s periodic review of its governance structures and practices, the executive resources committee and the nominations and corporate governance committee consist solely of independent directors, and as a result T.T. Bryja and N.A. Hansen ceased serving on those committees.
(c)B.W. Corson was succeeded as president by J.R. Whelan on April 1, 2025 and continued as chairman and chief executive officer until his retirement from those positions on May 8, 2025.
(d)J.R. Whelan was appointed as president of the company effective April 1, 2025. Mr. Whelan assumed the additional roles of chief executive officer and chairman of the board on May 8, 2025, in connection with B.W. Corson's retirement.

Other public company directorships of our board members and nominees

No director or nominee serves on more than two boards of another reporting issuer.
The following table shows which directors and nominees serve on the boards of other reporting issuers and the committee memberships in those companies.

Name of director or nominee	Other reporting issuers of which director or nominee is also a director	Type of company	Stock symbol: Exchange	Committee appointments

T.T. Bryja	—	—	—	—
D.W. Cornhill (a)	AltaGas Ltd.	Diversified energy company	ALA:TSX	Environment, health and safety committee
S.R. Driscoll	Empire Company Limited	Food retailing	EMP.A:TSX	Audit committee (chair), Nominating committee, and Corporate governance and social responsibility committee
J.N. Floren	West Fraser Timber Co. Ltd	Basic Materials- Forest Products	WFG:TSX	Health, safety and environment committee (chair), Human resources and compensation committee, and Governance and nominating committee
G.J. Goldberg	BHP Group Limited	Basic Materials- Other industrial Metals and mining	BHP:ASX	Sustainability committee and Nomination and governance committee
N.A. Hansen	—	—	—	—
M.C. Hubbs	Nutrien Ltd.	Fertilizer manufacturing	NTR:TSX, NYSE	Corporate governance and nominating committee and Audit committee
J.R. Whelan	—	—	—	—

(a)D.W. Cornhill is a current director and is not standing for re-election at the annual meeting of shareholders as he has reached the company's mandatory retirement age for directors.
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
The nominations and corporate governance committee assesses the work experience and other expertise each existing director possesses and whether the candidate is able to fill any gaps in such experience, expertise and diversity of age, regional association, gender and other diversity elements. More detailed information on diversity of the board can be found at page 151. Consideration is also given to whether candidates possess the ability to contribute to the broad range of issues with which the board and its committees must deal, are able to devote the necessary amount of time to prepare for and attend board and committee meetings and are free of any potential legal impediment or conflict of interest.
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
In 2024 and 2025, the nominations and corporate governance committee, together with the executive resources committee, carried out a succession process that led to the nomination and appointment of J.R. Whelan as the successor to B.W. Corson. The chief executive officer succession process was led jointly by the chair of the nominations and corporate governance committee, the chair of the executive resources committee, the lead director and the chairman, president and chief executive officer, Mr. Corson. A shortlist of potential candidates was developed and Mr. Whelan was selected as the preferred candidate to succeed Mr. Corson. The board and separately, the five independent directors, interviewed Mr. Whelan. The independent directors unanimously agreed to convey their support to the board regarding Mr. Whelan's nomination and appointments. In February 2025 the board approved (a) the nomination of Mr. Whelan for director at the annual meeting of shareholders on May 8, 2025 (at which Mr. Whelan was elected as a director), and (b) the appointment of Mr. Whelan as president effective April 1, 2025 and as chief executive officer and (provided that Mr. Whelan was elected as a director) as chairman effective at the conclusion of such meeting.
Recognizing that D.W. Cornhill would not be standing for re-election at the annual meeting of shareholders as he has reached the company’s mandatory retirement age for directors, the nominations and corporate governance committee recommended that T.T. Bryja be appointed as director, and the board approved such appointment in September 2025. Presently the senior vice-president, energy products at ExxonMobil Product Solutions Company, Ms. Bryja has more than 27 years of experience across a number of ExxonMobil downstream and corporate organizations, bringing valuable industry leadership experience while her ability to reflect the perspective of the company’s shareholders enhances the effectiveness of the board.
Director orientation, education and development

The company regularly provides in-depth presentations to the directors on relevant and emerging issues and encourages continuing education opportunities.

The corporate secretary organizes an orientation program for all new directors. In a series of meetings over several days, new directors are briefed by staff and functional managers on all significant areas of the company’s operations, industry specific topics, risk oversight and regulatory issues. New directors are also briefed on significant company policies, organizational structure, security, information technology management and on critical planning and reserves processes. They also receive key governance and disclosure documents and a comprehensive board manual which contains a record of historical information about the company, by-laws, company policies, the charters of the board and its committees, other relevant company business information, information on directors’ duties and additional board related activities and calendars. J.R. Whelan was elected to the board at the annual meeting of shareholders on May 8, 2025, and T.T. Bryja was appointed to the board on September 16, 2025. Shortly after each appointment, both J.R. Whelan and T.T. Bryja completed an extensive orientation program with the company’s corporate secretary and senior managers of various departments. They each participated in comprehensive onboarding sessions, including in-depth reviews of the company’s history, culture, practices, businesses and operations, risk framework, and ethics and other foundational policies, and in-depth reviews of legal and regulatory requirements, the Canadian climate framework, the company's emissions profile, emissions-related targets and plans for achieving such targets, and energy industry dynamics in general.

Board and committee members participate in continuing education and maintain oversight over company operations through regular presentations by management, which focus on providing and discussing more in-depth information about key aspects of the business. Subject to exceptional circumstances, each year the board has an extended meeting that focuses on a particular area of the company’s operations and includes a visit to one or more of the company’s operating sites or a site of relevance. These site visits help directors better understand the strengths and business opportunities unique to various operations and markets across the country, and enhance the board’s perspective of the integrated nature of the company’s business. In 2025, the board visited the ExxonMobil corporate headquarters near Houston, Texas for tours of the trading, centralized control room and remote operations centers, and presentations relating to ExxonMobil’s global capabilities.

One way in which the board and its committees exercise oversight is through regularly receiving and discussing presentations and updates that focus on performance, strategy and opportunities for the business. In 2025, director oversight included regular reviews of upstream and downstream operations, performance, plans and strategies, enterprise risk management framework and business controls, safety, environmental performance and sustainability and climate strategy.

Recognizing the importance of oversight relating to cybersecurity and artificial intelligence, the directors also reviewed and considered presentations relating to information technology and cybersecurity strategies to assess the security and integrity of the company's information, systems and assets, including risks relating to the use of artificial intelligence technologies by the company and others. The board also reviewed presentations on the company’s risk assessment processes for forced labour and child labour in its supply chain.
With strong market conditions and business performance throughout the year, the board and its committees focused on strategic direction, operational priorities, capital allocation and prioritizing shareholder returns. This included reviews and approval of renewal and acceleration of the company's normal course issuer bid.
The board and committees also maintained oversight over the company’s various environmental, social and governance initiatives throughout the year. There was a continued focus by the board and its committees on the company’s progress with emissions reduction initiatives, including the company’s continued participation in the Pathways Alliance and setting and tracking emissions reduction goals. The board and committees also undertook a comprehensive assessment of the company's corporate governance framework, with a focus on restructuring board committees and updating their charters to enhance efficiency and alignment with high corporate governance standards and also undertook reviews of disclosure and emissions performance, safety performance, Canada climate policy updates and a review of the company's regulatory compliance framework and management system. Please see the Risk oversight section for more information on the board’s role in relation to the environment.
Members of ExxonMobil’s management also provide reviews of various aspects of ExxonMobil’s global business. In 2025, the directors considered presentations on ExxonMobil’s global internal audit process and strategy, risk management framework, cybersecurity, corporate strategy, and its global outlook.
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
Directors are encouraged to participate in other continuing education programs and events to ensure their skills and knowledge remain current. In 2025, one or more directors participated in continuing education provided by third parties pertaining to, among other things, cybersecurity and artificial intelligence, board strategy and ethics, and accounting and financial courses. Furthermore, the board recognizes the importance of the company's relationships with Indigenous communities and acknowledges the calls to action of the Truth and Reconciliation Commission of Canada, and all of the directors and members of the management committee have completed the "4 Seasons of Reconciliation" course provided by the Indigenous Continuing Education Centre of the First Nations University of Canada.

Board performance assessment

Our board conducts regular performance assessments to ensure effective governance and continuous improvement.

The board and its committees, as well as the performance of the directors, are assessed on an annual basis. For 2025, the directors engaged in a performance assessment with the lead director and with the chairman, president and chief executive officer, which includes discussion and evaluation of the board and each committee’s effectiveness in various areas. The lead director and the chairman, president and chief executive officer also each meet regularly with directors individually to discuss any outstanding issues. The nominations and corporate governance committee discuss a summary of these assessment outcomes in the first quarter of each year.
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

The board's lead director position further enhances independent board leadership. It is normally expected that the same director will serve as lead director for a minimum of two years. The duties and responsibilities of the lead director include:

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

During 2025, D.W. Cornhill acted as lead director until October 1, 2025, when the company’s independent directors selected M.C. Hubbs as successor lead director to facilitate an orderly transition in connection with Mr. Cornhill not standing for re-election at the annual meeting of shareholders as a result of reaching the mandatory retirement age for directors.

Independent director executive sessions
The executive sessions of the board are in camera meetings of the independent directors and are held in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held nine executive sessions in 2025, chaired by the lead director. The purposes of the executive sessions of the board include the following and are more fully described in paragraph 10 of the Board of Directors Charter attached as Appendix A:
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

Committee structure
The board has created five standing committees to help carry out its duties. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. N.A. Hansen and T.T. Bryja are also members of the finance committee and safety and sustainability committee, and were formerly members of the executive resources committee and the nominations and corporate governance committee until January 29, 2026. The audit committee and, as of January 29, 2026, the executive resources committee and the nominations and corporate governance committees are composed entirely of independent directors.
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
The company is governed by a comprehensive risk management system, and the company’s success in managing risk over time has been achieved through emphasis on execution of this disciplined management framework.

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

The board of directors is responsible for reviewing the principal risks and overseeing the implementation of the risk management system, with the various committees assisting in risk oversight for issues that fall under their respective responsibility. This integrated risk management approach facilitates recognition and oversight of risk. For example, the audit committee oversees the company’s system of internal accounting and financial controls, the executive resources committee oversees the compensation programs and practices in relation to risk management, and the finance committee oversees risk management in connection with capital allocation and expenditures.

The safety and sustainability committee oversees the policies and practices that manage environment, health, safety and security risk, and the nominations and corporate governance committee oversees board structure and composition, as well as the company's corporate governance practices.
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

The board and its committees carry out their risk oversight responsibility through regular reviews and assessments. Topic-specific assessments, such as for compliance programs, controls, stewardship of business performance, regulatory changes, the company’s energy outlook, and climate risk and sustainability are conducted regularly and as necessary. The board carefully considers various factors and risks in connection with specific proposals for capital expenditures, budget additions and strategic initiatives, as well as in evaluating strategic plans. Members of the board ask questions of management to ensure risks are identified, assessed, mitigated, and monitored. Each typical year, the board visits one or more of the company’s operating sites or locations of importance for the company to better understand issues associated with the company’s business.
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
The tables on the following pages provide additional oversight and other information about the board and its five standing committees:

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
Directors	(as shown in photo from left to right) ● M.C. Hubbs ● G.J. Goldberg ● S.R. Driscoll ● J.R. Whelan (chair) ● T.T. Bryja ● N.A. Hansen ● J.N. Floren ● D.W. Cornhill
Number of meetings
Nine meetings of the board of directors were held in 2025, which included two special meetings of the board. The independent directors hold executive sessions of the board in conjunction with every board meeting. These meetings are held in the absence of management. The independent directors held nine executive sessions in 2025.

Board highlights in 2025
●   Regularly discussed industry activity, market updates and company initiatives.
●   Regularly discussed operational and project updates.
●   Regularly discussed risk management and business controls environment.
●   Discussed comprehensive company strategy for all business lines, including a focus on capital allocation and discipline.
●   Implemented various mechanisms for enhancing shareholder returns, such as increasing the dividend, renewing and accelerating the company’s normal course issuer bid program.
●   Provided oversight in support of safety, environmental performance and sustainability.
●   Regularly discussed climate change policies, risks, opportunities and the company’s climate strategy, including the company’s continued membership in the Pathways Alliance.
●   Carried out a site visit to Exxon Mobil Corporation head office.
●   Reviewed various stages of company projects such as Strathcona renewable diesel, Cold Lake Grand Rapids, Leming SAGD redevelopment, and Enhanced Bitumen Recovery Technology (EBRT) pilot.
●   Oversight of workforce transformation project.
●   Appointed J.R. Whelan chairman, president and chief executive officer as successor to B.W. Corson, and T.T. Bryja as director.

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
Disclosure policy
The company is committed to full, true and plain public disclosure of all material information in a timely manner, in order to keep security holders and the investing public informed about the company’s operations. The full details of the corporate disclosure policy can be found on the company’s internet site at www.imperialoil.ca. References in this proxy circular to the company’s website are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this proxy circular.

Independence	The current board of directors is composed of eight directors, the majority of whom (five of eight) are independent. The five independent directors are not employees of the company.

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
● D.W. Cornhill

Number of meetings
Six meetings of the audit committee were held in 2025. The committee members met in camera without management present at all regularly scheduled meetings and separately with the internal auditor and the external auditor at all regularly scheduled meetings. A pre-audit meeting also occurs prior to every regularly scheduled audit committee meeting with the chair of the audit committee and the chief financial officer and both the internal and external auditors.

Committee highlights in 2025
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
●   Completed review of related party transactions, disclosures, and associated controls.
●   Reviewed the results of the corporation's business ethics compliance program, including the anonymous ethics hotline.
●  Reviewed information technology, systems and cybersecurity strategies (including trends, risks, preparedness, mitigation, response, system improvements and business continuity strategies) to assess the security and integrity of the company’s information, systems and assets.

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

Committee members	● G.J. Goldberg (chair)	● S.R. Driscoll	● N.A. Hansen (until January 29, 2026)
	● D.W. Cornhill (vice-chair)	● J.N. Floren	● M.C. Hubbs
● T.T. Bryja (until January 29, 2026)
None of the members of the executive resources committee currently serves as a chief executive officer of another company.
Number of meetings	Seven meetings of the executive resources committee were held in 2025.
Committee highlights in 2025
●   Evaluated performance for the CEO and executive officers.
●   Approved salaries and incentive program for the CEO and executive officers.
●   Reviewed a number of workforce and organizational changes.
●   Continued focus on succession planning for senior management positions.
●   Recommended the appointment of J.R. Whelan as president and chief executive officer.

Committee members relevant skills and experience	All committee members had extensive and lengthy experience in managing and implementing their respective companies’ compensation policies and practices in their past role as chief executive officers or members of senior management. D.W. Cornhill, S.R. Driscoll, J.N. Floren G.J. Goldberg and M.C. Hubbs serve or have served on compensation committees of one or more public companies. Accordingly, committee members are able to use this experience and knowledge derived from their roles with other companies in judging the suitability of the company’s compensation policies and practices.
Role in risk oversight	The executive resources committee oversees the compensation programs and practices that are designed to encourage appropriate risk assessment and risk management.
Independence	All members of the executive resources committee are independent. During 2025, T.T. Bryja and N.A. Hansen, who are not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to their employment with Exxon Mobil Corporation, served on the executive resources committee, but ceased serving on such committee as of January 29, 2026 in connection with the board’s periodic review of its governance structures and practices and the board’s determination that the committee will consist solely of independent directors.

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

Committee members	● J.N. Floren (chair)	● D.W. Cornhill	● N.A. Hansen
	● G.J. Goldberg (vice-chair)	● S.R. Driscoll	● M.C. Hubbs
● T.T. Bryja

Number of meetings	Five meetings of the safety and sustainability committee were held in 2025.
Committee highlights in 2025	● Personnel and process safety systems performance and incident review.
●   Environmental performance review including ongoing oversight and guidance related to the Kearl environmental protection order.
●   Emergency preparedness and security incident review.
●   Updates on material Canadian policy developments.
●   Review and approval of 2025 Forced Labour Report.
●   Committed nearly $19 million through community benefits agreements to Indigenous communities across Canada.
●   Surpassed $7 billion in spending with Indigenous businesses since 2008 and achieved the highest annual business spend in 2025 at more than $1 billion.

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

Independence	The members of the safety and sustainability committee are independent, with the exception of T.T. Bryja and N.A. Hansen.

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

Committee members	● M.C. Hubbs (chair)	● D.W. Cornhill	● G.J. Goldberg
	● J.N. Floren (vice-chair)	● S.R. Driscoll	● N.A. Hansen (until January 29, 2026)
● T.T. Bryja (until January 29, 2026)

Number of meetings	Nine meetings of the nominations and corporate governance committee were held in 2025.
Committee highlights in 2025	● Approval of the statement of corporate governance practices.
●   Engagement in board and committee self-assessment.
●   Review of director compensation principles.
●   Recommended appointment of new lead director
●   Conducted a comprehensive assessment of the company’s corporate governance framework, with a focus on restructuring board committees and updating their charters to enhance efficiency and alignment with high corporate governance standards.
●   Recommended nomination of J.R. Whelan as director and appointment as chairman, and appointment of T.T. Bryja as director.

Role in risk oversight	The nominations and corporate governance committee oversees risk by implementing an effective program for corporate governance, including board composition and succession planning, ensuring continuing high governance standards.
Independence	The members of the nominations and corporate governance committee are independent. During 2025, T.T. Bryja and N.A. Hansen, who are not considered to be independent under the rules of the U.S. Securities and Exchange Commission, Canadian securities rules and the rules of the NYSE American LLC due to their employment with Exxon Mobil Corporation, served on the nominations and corporate governance committee, but ceased serving on such committee as of January 29, 2026 in connection with the board’s periodic review of its governance structures and practices and the board’s determination that the committee will consist solely of independent directors.

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

Committee members	● D.W. Cornhill (chair)	● J.N. Floren	● N.A. Hansen
	● S.R. Driscoll (vice-chair)	● G.J. Goldberg	● M.C. Hubbs
● T.T. Bryja

Number of meetings	Eight meetings of the finance committee were held in 2025.
Committee highlights in 2025
●   Review and recommendation of the company’s corporate and finance plans.
●   Review of the company's capital allocation.
●   Review and recommendation of dividend declarations.
●   Review and recommendation of share buyback program.
●   Review of the company's pension plan governance.

Role in risk oversight	The finance committee oversees risk by implementing and overseeing effective policies, practices and procedures, and by carefully considering various risk and other factors in connection with specific proposals for capital expenditures, budget additions and strategic initiatives and plans.
Independence	The members of the finance committee are independent, with the exception of T.T. Bryja and N.A. Hansen.

Director compensation
Director compensation discussion and analysis

 The compensation offered to our nonemployee directors has both a cash and an equity component with long vesting periods to attract and retain qualified directors, ensuring long-term alignment with shareholder interests.

Nonemployee director compensation levels are reviewed by the nominations and corporate governance committee each year, and resulting recommendations are presented to the full board for approval. The committee reviews benchmark companies data from an independent consultant and relies on an internal assessment to evaluate competitive director compensation. This assessment guides the committee's recommendation and aligns with the company's established compensation design philosophy, objectives and principles, consistent with same methodology used in prior analysis.
Nonemployee directors receive compensation consisting of cash and restricted stock units. Since 1999, the nonemployee directors have been able to receive all or part of their cash directors’ fees (including compensation for acting as lead director) in the form of deferred share units. The purpose of the deferred share unit plan for nonemployee directors is to further align their interests with the interests of investors and drive long-term accountability. It fosters sustained improvement in the company’s business performance and shareholder value by allowing them to have all or part of their directors’ fees tied to the future growth in value of the company’s common shares. The deferred share unit plan is described in more detail on page 143.
Employees of the company or Exxon Mobil Corporation or its affiliates receive no extra pay for serving as directors.

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
For a discussion on the process by which the compensation of the company’s executive officers is determined, see the Compensation discussion and analysis section starting on page 157.
Compensation details
Board retainer
The compensation of the nonemployee directors consists of a cash retainer and a grant of restricted stock units, and is assessed annually. The last adjustment to director compensation was in 2021, when the nominations and corporate governance committee proposed, and the board approved, an increase to the annual grant of restricted stock units from 3,000 to 3,300 while maintaining the annual retainer for board membership at $110,000. In 2024, the role of lead director was created and additional compensation for the director serving in this position was set at $45,000 annually.

In October 2025, the nominations and corporate governance committee recommended and the board approved maintaining the current compensation for non-employee directors. This includes an annual cash retainer of $110,000 and a grant of 3,300 restricted stock units. The additional annual cash retainer for the lead director remains at $45,000.

The following table summarizes the compensation terms for the nonemployee directors in 2025:

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
In addition to compensation for board membership and lead director, the board determines the compensation for special committee membership when the committee is established.
Equity based compensation
Deferred share units
In 1999, an additional form of long-term incentive compensation, deferred share units, was made available to nonemployee directors. These directors may elect to receive all or a portion of their cash compensation in the form of deferred share units.
The following table shows the portion of the retainer each nonemployee director elected to receive in cash and deferred share units in 2025.

Director	Election for 2025 director compensation in cash (%)	Election for 2025 director compensation in deferred share units (%)
D.W. Cornhill (a)	0	100
S.R. Driscoll	0	100
J.N. Floren	0	100
G.J. Goldberg	0	100
M.C. Hubbs (b)	0	100

(a)In 2025, D.W. Cornhill served as lead director until October 1, 2025, and he has elected to receive both his director fees and the lead director fees applicable to such period in deferred share units.
(b)In 2025, M.C. Hubbs served as lead director commencing October 1, 2025, and she has elected to receive both her director fees and the lead director fees applicable to such period in deferred share units.

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
Other reimbursement
Nonemployee directors are also reimbursed for travel and other expenses incurred for attendance at board and committee meetings.

Components of director compensation
The following table sets out the details of compensation paid to the nonemployee directors in 2025.

Director (a)	Annual retainer for board membership ($) (b)	Restricted stock units (RSU) (#)	Total fees paid in cash ($) (c)	Total value of deferred share units (DSU) ($) (d)	Total value of restricted stock units (RSU) ($) (e)	All other compen- sation ($) (f)	Total compensation ($)
D.W. Cornhill	143,750	3,300	—	143,750	433,356	107,277	684,383
S.R Driscoll	110,000	3,300	—	110,000	433,356	24,299	567,655
J.N. Floren	110,000	3,300	—	110,000	433,356	24,299	567,655
G.J. Goldberg	110,000	3,300	—	110,000	433,356	24,299	567,655
M.C. Hubbs	121,250	3,300	—	121,250	433,356	112,548	667,154
(a)As directors employed in 2025 by the company or Exxon Mobil Corporation or its affiliates, B.W. Corson, J.R. Whelan, N.A. Hansen and T.T. Bryja did not receive compensation for acting as directors.
(b)"Annual retainer for board membership" includes the cash compensation for board membership. For D.W. Cornhill and M.C. Hubbs, this amount also includes additional compensation for serving as lead director.
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
(e)The values of the restricted stock units shown are the number of units multiplied by the closing price of the company’s shares on the date of grant, December 4, 2025 ($131.32).
(f)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2025, D.W. Cornhill received $55,500 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $51,645 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, S.R Driscoll received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, J.N. Floren received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, G.J. Goldberg received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, M.C. Hubbs received $51,912 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $60,504 in lieu of dividends on deferred share units, and insurance premiums of $132.

Director compensation table
The following table summarizes the compensation paid, payable, awarded or granted for 2025 to each of the nonemployee directors of the company.

Name (a)	Fees earned ($)(b)	Share- based awards ($) (c)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($) (d)	Total ($)
D.W. Cornhill	—	577,106	—	—	—	107,277	684,383
S.R. Driscoll	—	543,356	—	—	—	24,299	567,655
J.N. Floren	—	543,356	—	—	—	24,299	567,655
G.J. Goldberg	—	543,356	—	—	—	24,299	567,655
M.C. Hubbs	—	554,606	—	—	—	112,548	667,154
(a)As directors employed in 2025 by the company or Exxon Mobil Corporation or its affiliates, B.W. Corson, J.R. Whelan, N.A. Hansen and T.T. Bryja did not receive compensation for acting as directors.
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
(d)Amounts under “All other compensation” consist of dividend equivalent payments on unvested restricted stock units, the value of additional deferred share units granted in lieu of dividends on unvested deferred share units, and the value of premiums paid by the company for accidental death and dismemberment (AD&D) insurance. In 2025, D.W. Cornhill received $55,500 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $51,645 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, S.R Driscoll received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, J.N. Floren received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, G.J. Goldberg received $16,236 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $7,931 in lieu of dividends on deferred share units and insurance premiums of $132. In 2025, M.C. Hubbs received $51,912 in dividend equivalent payments on restricted stock units, additional deferred share units valued at $60,504 in lieu of dividends on deferred share units, and insurance premiums of $132.

Five-year look back at total compensation paid to nonemployee directors
Year	Amount ($)
2021	1,557,202
2022	2,153,807
2023	2,294,893
2024	2,445,541
2025	3,054,502

Outstanding share-based awards and option-based awards for directors
The following table sets forth all outstanding awards held by nonemployee directors of the company as at December 31, 2025 and does not include common shares owned by the director.

		Option-based awards			Share-based awards
Name (a)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (b)	Market or payout value of share-based awards that have not vested ($) (c)
D.W. Cornhill	—	—	—	—	41,238	4,890,002
S.R. Driscoll	—	—	—	—	13,282	1,574,980
J.N. Floren	—	—	—	—	13,282	1,574,980
G.J. Goldberg	—	—	—	—	13,282	1,574,980
M.C. Hubbs	—	—	—	—	43,012	5,100,363
(a)As directors employed in 2025 by the company or Exxon Mobil Corporation or its affiliates, B.W. Corson, J.R. Whelan, N.A. Hansen and T.T. Bryja did not receive compensation for acting as directors.
(b)Represents restricted stock units and deferred share units held as of December 31, 2025.
(c)Value is based on the closing price of the company’s shares on December 31, 2025 ($118.58).

Incentive plan awards for directors - Value vested or earned during the year
The following table sets forth the value of the awards that vested or were earned by each nonemployee director of the company in 2025.

Name (a)	Option-based awards –Value vested during the year ($)	Share-based awards – Value vested during the year ($) (b)	Non-equity incentive plan compensation – Value earned during the year ($)
D.W. Cornhill	—	202,656	—
S.R. Driscoll	—	—	—
J.N. Floren	—	—	—
G.J. Goldberg	—	—	—
M.C. Hubbs	—	202,656	—
(a)As directors employed in 2025 by the company or Exxon Mobil Corporation or its affiliates, B.W. Corson, J.R. Whelan, N.A. Hansen and T.T. Bryja did not receive compensation for acting as directors.
(b)Represents restricted stock units granted in 2020, which vested in 2025. Value is based on the average of the weighted-average price (as determined by the Toronto Stock Exchange) of common shares of the company on the vesting date and the four consecutive trading days immediately prior to the vesting date.

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
The board of directors believes that these share ownership guidelines result in an alignment of the interests of board members with the interests of all other shareholders. As of the date of this circular, the independent directors currently have holdings of 124,096 shares which meets the required guideline.

	Minimum share ownership requirement	Time to fulfill
Chairman, president and chief executive officer	5 x base salary	Within 3 years of appointment
Independent directors	16,500 shares	Within 5 years of initial appointment
The chart below shows the shareholdings of the independent directors and the chairman, president and chief executive officer of the company as of February 11, 2026, the record date of the management proxy circular.

Director	Director since	Amount acquired (disposed of) since last report (February 15, 2025 to February 11, 2026) (#)	Total holdings (includes common shares, deferred share units and restricted stock units) (#)	Market value of total holdings (a) ($)	Minimum shareholding requirement	Minimum requirement met
D.W. Cornhill (b)	November 29, 2017	(8,988)	41,238	6,690,453	16,500	Yes
S.R. Driscoll	May 2, 2023	4,331	13,282	2,154,872	16,500	Yes (c)
J.N. Floren	May 2, 2023	4,331	13,282	2,154,872	16,500	Yes (c)
G.J. Goldberg	May 2, 2023	4,331	13,282	2,154,872	16,500	Yes (c)
M.C. Hubbs	July 26, 2018	3,386	43,012	6,978,267	16,500	Yes
J.R. Whelan	May 8, 2025	84,400	106,400	17,262,336	Five times base salary	Yes
Total accumulated holdings (#) and value of directors’ holdings ($)			230,496	37,395,672

(a)The amount shown in the column “Market value of total holdings” is equal to the “Total holdings” multiplied by the closing price of the company’s shares on the proxy circular record date February 11, 2026 ($162.24).
(b)D.W. Cornhill is currently a director, but is not standing for re-election at the annual meeting of shareholders. Mr. Cornhill's total holdings consist of 0 common shares (<0.01%),18,938 deferred share units, and 22,300 restricted stock units.
(c)S.R. Driscoll, J.N. Floren and G.J. Goldberg were elected to the board on May 2, 2023 and are expected to meet the share ownership guidelines for independent directors of 16,500 shares within the required five years from such date.
For information relating to compensation of the company’s named executive officers, see the Compensation discussion and analysis section starting on page 157.

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
Under the company’s procedures and open door communication, employees are encouraged and expected to refer suspected violations of the law, company policy or internal controls and procedures by various means, including to their supervisors or the company’s ethics advisor, controller or internal auditor. Imperial also has an ethics “hotline” that is operated by a third-party service provider and offers confidential, anonymous reporting 24 hours a day, seven days a week. Suspected violations involving a director or executive officer, as well as any concern regarding questionable accounting or auditing matters, are to be referred directly to the internal auditor. The audit committee initially reviews all issues involving directors or executive officers, and then refers all issues to the board of directors. In the alternative, employees may also address concerns to individual nonemployee directors or to nonemployee directors as a group. No action may be taken or threatened against employees for asking questions, voicing concerns, or making complaints or suggestions in good faith.
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
There are a number of structures and processes in place to facilitate the functioning of the board independently of management. The board has a majority of independent directors. Each committee is chaired by a different independent director and all of the independent directors are members of each committee. The audit committee, and as of January 29, 2026, the executive resources committee and the nominations and corporate governance committee, are composed entirely of independent directors. The finance committee and the safety and sustainability committee are composed of the independent directors together with T.T. Bryja and N.A. Hansen. Ms. Bryja and Mr. Hansen are employees of Exxon Mobil Corporation, and although they are deemed non-independent under the relevant standards by virtue of their employment, they are independent of the company’s management and are able to enhance the effectiveness of these committees by reflecting the perspective of the company’s shareholders.

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
The independent directors conduct executive sessions in the absence of members of management, which are held in conjunction with every board meeting. Nine executive sessions were held in 2025. The executive sessions of the board are chaired by the lead director.
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

Board diversity
The company has a longstanding commitment to diversity amongst its directors. Imperial has had at least one woman on its board continuously since 1977, and 38 percent of the current board members are women. Among the nominees for director, women comprise 43 percent of the nominees and 50 percent of the nominated independent directors.
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
As of the date of this proxy circular, the number and percentage of directors and nominees who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	3 of 8 (current board) 3 of 7 (nominees)	38 43
	2 of 5 (current independent directors) 2 of 4 (nominated independent directors)	40 50
Aboriginal peoples	0 (board and nominees)	0
Persons with disabilities	0 (board and nominees)	0
Members of visible minorities	0 (board and nominees)	0
(a)Defined under the Employment Equity Act (Canada)
The above diversity disclosure relies on voluntary self-identification by directors and nominees, and therefore only represents the information of individuals who have chosen to self-identify. The information has not been independently verified by the company. The board nominee composition charts on page 121 show the diversity of our board nominees with respect to gender, experience and regional association, but do not reflect membership in other designated groups.

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
The company’s internal training programs emphasize the value of collaboration, appreciating differences and sustaining an inclusive work environment, keeping inclusion and diversity top-of-mind with all employees. Imperial also values external perspective and expertise. The company supports educational development and recruiting practices that facilitate the employment of Indigenous peoples, and holds Silver Certification in the Partnership Accreditation in Indigenous Relations (PAIR) program managed by the Canadian Council for Indigenous Business. Imperial maintains a supportive work environment through a range of development and networking programs, including employee-led diversity networks that are focused on common interests. These programs are conducted in both virtual and in-person formats to reach a broad range of employees.
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
As of the date of this proxy circular, the number and percentage of executive officers of the company and its major subsidiaries who are members of the designated groups are:

Designated group (a)	Number	Percent (%)
Women	7 of 22	32
Aboriginal peoples	0 of 22	0
Persons with disabilities	0 of 22	0
Members of visible minorities	3 of 22	14
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
The company’s senior management regularly meet with institutional investors and shareholders through industry conferences, roadshows and company hosted investor events. In 2025, these events were largely held as in-person engagements. Pertinent materials from these hosted events are available on the company’s website.

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
The company annually solicits questions and comments from shareholders through the annual meeting of shareholders. The comments received are reviewed by senior management providing them with an indication of areas of interest to our shareholders, and those requiring a response are answered individually. In addition, the company’s Investor Relations team responds to shareholder queries throughout the year, and proactively reaches out to shareholders to obtain their views on matters identified broadly by shareholders, including with respect to environment, social and governance topics, as well as optimal engagement approaches. In 2025, shareholder engagement and discussion involved a broad range of topics including capital allocation strategy, corporate guidance and operational performance, company growth plans, emission reduction plans and the Pathways Alliance, the regulatory and geopolitical environment (including tariffs and other trade-related actions, and changes in the Canadian federal government and its approach towards the Alberta oil and gas industry), and the company’s corporate strategy including strategy with respect to the energy transition and the announced restructuring to centralize additional corporate and technical activities in global capability centres. Investor perspectives were a factor considered in decision making, and investor feedback was incorporated into company disclosure improvement efforts.
Communicating with the board
Shareholders, employees and others can contact the board directly by writing to:
Chair of the Board of Directors
c/o Corporate Secretary
Imperial Oil Limited
505 Quarry Park Blvd SE
Calgary, AB, Canada T2C 5N1

Largest shareholders

Exxon Mobil Corporation is the majority shareholder of the company, holding 69.6% of the company’s shares.
Exxon Mobil Corporation, 22777 Springwoods Village Parkway, Spring, Texas, 77389-1425, owns beneficially 336,580,182 common shares, representing approximately 69.6 percent of the outstanding shares of the company. As a consequence, the company is a “controlled company” for purposes of the listing standards of the NYSE American LLC and a “majority controlled company” for purposes of the TSX Company Manual.

To the knowledge of the directors and executive officers of the company, no other person owns beneficially, or exercises control or direction over, directly or indirectly, more than ten percent of the outstanding common shares of the company, except as is described herein. Based solely on the Schedule 13G/A filed jointly by FMR LLC and Abigail P. Johnson with the SEC on February 5, 2026, as of December 31, 2025, (i) FMR LLC and Abigail P. Johnson (245 Summer Street, Boston, Massachusetts, 02210) each have beneficial ownership of the same 56,093,577 of the company's common shares (representing approximately 11.6% of the outstanding shares of the company), which shares are owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies, (ii) FMR LLC has sole voting power with respect to 42,615,029 of those shares, and (iii) FMR LLC and Abigail P. Johnson each have sole dispositive power with respect to all such shares. The company has no reason to believe that the information provided in such Schedule 13G/A is incomplete or inaccurate or that the beneficial owner should have filed an amended report and did not.

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

In 2025, the company announced plans to further improve its industry-leading performance by centralizing additional corporate and technical activities in global business and technology centres, leveraging its relationship with ExxonMobil to realize substantial efficiency and effectiveness benefits from scale, integration and technology. Recognizing that this restructuring will result in increased sourcing of services from ExxonMobil, the company, under the oversight of its board of directors, has implemented additional procedures and controls to oversee the provision of such services.

On June 23, 2025, the company implemented a new 12-month “normal course issuer bid” share purchase program, allowing the company to purchase up to a maximum of 25,452,248 shares during the period June 29, 2025 to June 28, 2026. The program ended on December 17, 2025 upon the company purchasing the maximum allowable number of shares, with 7,737,502 common shares purchased on the open market and a corresponding 17,714,746 common shares purchased from ExxonMobil to maintain its shareholding at approximately 69.6 percent.

The amounts of purchases and revenues by the company and its subsidiaries for other transactions in 2025 with ExxonMobil and its affiliates were $5,227 million and $13,534 million, respectively. These transactions were conducted on terms as favourable as they would have been with unrelated parties, and primarily consisted of the purchase and sale of crude oil, natural gas, petroleum and chemical products, as well as technical, engineering and research and development costs. Transactions with ExxonMobil also included amounts paid and received in connection with the company’s participation in a number of upstream activities conducted jointly in Canada. In addition, the company has existing agreements with affiliates of ExxonMobil to provide information technology and customer support services to the company and to share common business and operational support services to allow the companies to consolidate duplicate work and systems. The company has a contractual agreement with an affiliate of ExxonMobil in Canada to operate certain western Canada production properties owned by ExxonMobil. There are no asset ownership changes. The company and that affiliate also have a contractual agreement to provide for equal participation in new upstream opportunities.
As at December 31, 2025, the company had an outstanding loan of $3,447 million under an existing agreement with an affiliated company of ExxonMobil that provides for a long term, variable rate loan from ExxonMobil to the company of up to $7.75 billion (Canadian) at market interest rates. The agreement is effective until June 30, 2035, cancellable if ExxonMobil provides at least 370 days advance written notice.

Company executives and executive compensation
Named executive officers of the company
The named executive officers of the company holding an office at year end 20251 are listed below, all of whom remain in their positions as of February 11, 2026. In connection with B.W. Corson's announcement of his intention to retire, J.R. Whelan was appointed as president of the company on April 1, 2025, and assumed the additional roles of chairman and chief executive officer on May 8, 2025.

John R. Whelan, 60
 Position held (date office held):
Chairman, president and chief executive officer
(2025 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Senior vice-president, conventional and heavy oil, ExxonMobil Upstream Company
(2022 – 2025) (affiliate)

Vice-president, heavy oil, ExxonMobil Upstream Company
(2020 – 2022) (affiliate)

Calgary, Alberta, Canada

Daniel E. Lyons, 63
 Position held (date office held):
Senior vice-president, finance and administration, and controller
(2018 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the last five years

Calgary, Alberta, Canada

Cheryl L. Gomez-Smith, 57
Calgary, Alberta, Canada
 Position held (date office held):
Senior vice-president, upstream
(2024 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Director, safety and risk, global operations and sustainability, Exxon Mobil Corporation
(2019 – 2024) (affiliate)

Jim E. Burgess, 51
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

Ian R. Laing, 52
 Position held (date office held):
Vice-president, general counsel and corporate secretary
(2020 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the last five years

Calgary, Alberta, Canada

1 B.W. Corson is also a named executive officer in 2025 by virtue of him acting as chief executive officer until May 8, 2025. Mr. Corson also acted as president until April 1, 2025 and chairman of the board until May 8, 2025. Disclosure in respect of his compensation in 2025 is provided herein.

Other executive officers of the company
In addition to the named executive officers listed on the previous page, the following individuals are executive officers of the company as of February 11, 2026.

Constance D. Gemmell, 59
Calgary, Alberta, Canada
 Position held (date office held):
Director, corporate tax
(2018 – Present)

 Other positions in the past five years (position, date office held and status of employer):
No other positions in the past five years

Christopher S. Leyerzapf, 50
Calgary, Alberta, Canada
 Position held (date office held):
Assistant controller
(2023 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Upstream controller
(2021 – 2023)

Upstream business analysis and reporting manager
(2019 – 2021)

Scott Maloney, 46
 Position held (date office held):
Vice-president, downstream[1] and Canada Trib manager
(2025 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Canada Trib Manager
(2023 – 2025)

Business team leader, Baton Rouge refinery, Exxon Mobil Corporation
(2021 – 2023) (affiliate)

Calgary, Alberta, Canada

Rhonda G. Porter, 51
Calgary, Alberta, Canada
 Position held (date office held):
Vice-president, human resources
(2024 – Present)

 Other positions in the past five years (position, date office held and status of employer):
Human resources manager, upstream and ExxonMobil Canada
(2019 – 2024)

1 Executive officer in charge of both downstream and chemicals reportable segments.

Executive compensation
Compensation discussion and analysis
The compensation and discussion analysis and executive compensation tables outline the company's executive compensation program and process for determining pay as it applies to the named executive officers listed on page 155.

Executive summary
Letter to shareholders
Fellow shareholders:
The executive resources committee (“committee”) supports the design and resulting pay outcomes of Imperial's executive compensation program. We believe that it aligns well with the company’s business model and considers the complexity of the business environment in which the company operates, requiring executives to maintain a long-term view when making decisions. Executive performance is evaluated across multiple performance dimensions within the context of the company’s long-term strategy. The executive compensation program design reflects this and has proven to be adaptable to evolving strategic priorities, supporting the goal of maximizing long-term shareholder value.
Business perspective
In 2025, Imperial delivered strong business results across a wide range of performance dimensions. Our strong financial performance and ability to return significant cash to shareholders was, once again, underpinned by exceptional operations, demonstrated by record liquids production and strong refinery utilization and reliability.
Additionally, our strategic initiatives to further strengthen our efficiency and effectiveness position the company for long-term success. For more information on the 2025 key business results see page 167.

Lastly, our thorough talent management process contributed to a smooth transition of the Chairman, President & Chief Executive Officer ("CEO") role from Brad W. Corson to John R. Whelan in May 2025.

Committee report
The committee exercises oversight of a compensation program that aligns executives' pay with the results of their decisions and the returns of our shareholders over the long term. The program design is aligned with the core elements of the majority shareholder's compensation program, designed to drive long-term accountability, reward outstanding performance, and is fully aligned with our talent management approach.
The compensation discussion and analysis ("CD&A") section that follows describes the compensation program for the company's named executive officers and how the program supports the business goals of the company.
The evolution of pay during 2023 through 2025 demonstrates the strength of our compensation program design: highly performance based, share-denominated, tied to business and individual performance, resulting in greater degree of volatility versus benchmark company programs and better aligned with the experience of our long-term shareholders.
The committee has reviewed and discussed the CD&A with management of the company. Based on that review and discussion, the committee has recommended to the board that the CD&A be included in the company’s management proxy circular for the 2026 annual meeting of shareholders and annual report on Form 10-K. On behalf of the committee, I encourage you to read the comprehensive disclosure in the CD&A that follows. We are committed to overseeing all aspects of the executive compensation program in the best interests of the company and all shareholders.

G.J. Goldberg, Chair, executive resources committee	Members, executive resources committee D.W. Cornhill S.R. Driscoll J.N. Floren M.C. Hubbs

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

The company's executive compensation program design is aligned with the core elements of the majority shareholder's compensation program, designed to drive long-term accountability and reward outstanding performance, and is fully integrated with our approach to talent management. The program aligns executives' pay with the results of their decisions and shareholder returns over the long term.

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

Integrated approach to talent management
Our talent management approach is fully integrated across the entire employee lifecycle – from attracting and developing talent to engaging and retaining exceptional people. Our approach aligns with the majority shareholder's development and staffing processes providing access to global best practices and development opportunities for Imperial employees.

Our long-term orientation underpins how the company develops talent. It begins with recruiting the right talent, and continues with individually planned experiences and training, which leads to broad development and a deep understanding of our business across the business cycle. Our approach is enabled by our core values and our culture – driving expected behaviours, shared ownership, and desired outcomes.

Compensation is a key element of this integrated talent approach. It is designed to attract and retain talent for a career through compensation that is market competitive, highly differentiated by individual performance, and promotes retention through long restriction periods.

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
✓ Annual assessment of compensation design

Overview

Accountability and performance | Pages 161 - 162
•The board reviews and approves corporate goals and objectives annually; integrated into the company's plan cycle.
•Goals are cascaded at each level of leadership, tailored for area of responsibility; annual assessment versus planned goals results in differentiated pay outcomes.

Compensation design | Pages 163 - 165
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
•Long restriction periods coupled with individual performance applied at grant
•Significant portion of pay at risk of forfeiture for extended period of time
		•Paid in year of grant •Bonus award pool reflective of business performance •Individual award further determined by individual performance and pay grade •Full award subject to clawback	•Increase determined by individual performance, experience, and pay grade •Ties directly to long-term benefits
Determining compensation
Annual compensation benchmarking | Page 166
•Focus on a range around the median of compensation benchmark peers, considering scale and complexity, tenure in position, individual and business performance.
Business performance | Page 167
Performance Dimension		Measurement
•Progress toward strategic objectives –Operations performance –Financial performance –Energy transition –Business portfolio		•Demonstrated leadership and accomplishments relative to established goals and objectives
Pay deliberations and decisions | Page 169
•Balances progress toward strategic objectives, business results, individual performance, and competitiveness of pay, taking into account experience in position

1 Refer to definitions and frequently used terms on page 174.

Accountability and performance
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

Long-term strategic objectives
Operations performance	Deliver industry-leading performance in safety, reliability, and environmental performance
Financial performance	Deliver industry-leading earnings and cash flow growth
Energy transition	Reduce GHG emissions intensity at our operated assets and in hard-to-decarbonize sectors
Business portfolio	Optimize existing business portfolio, develop new opportunities aligned with competitive advantages
Plan goals
The company's long-term strategic objectives are translated into annual plan goals through a comprehensive process that incorporates corporate and functional plans. Plan goals are approved annually by the board.
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

Long-term strategic objectives integrated to annual company plan process, corporate goals and objectives approved by the board

Performance evaluation
The company's approach to performance evaluation is aligned with the core elements of the majority shareholder’s program, including executive performance evaluation, which is designed to drive long-term accountability and reward outstanding performance. Our program benefits from leveraging core performance principles with the majority shareholder, enabling access to global best practices.
The company's long-term success depends on achieving all four interdependent strategic objectives, which are equally weighted by the committee. Progress towards delivering the company’s business results and driving strategic objectives is discussed throughout the year in various board and committee reviews.
Recognizing the complexity and significant uncertainty of the energy transition, the committee focuses on balancing the energy transition objectives with meeting society's need for affordable energy and essential products that improve living standards worldwide.
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
Results of the annual performance evaluation inform all levels of compensation, including salary, bonus, and restricted stock unit award. Details on pay deliberations can be found on page 169.
Relevant business performance measures include:
•Safety, health, and environmental performance;
•Risk management;
•Total shareholder return;
•Net income;
•Return on average capital employed1;
•Cash flow from operations and asset sales1;
•Operating performance of the upstream, downstream, and chemical businesses; and
•Progress on advancing long-term strategic interests.

1 Non-GAAP financial measure – see definitions and frequently used terms on page 174.

Chief executive officer
The committee evaluates the CEO's performance throughout the year across all performance dimensions within the context of the company's long-term strategy and evaluates progress against plan goals and objectives, which are reflective of the company's strategic objectives. Financial and operating metrics are assessed over near- and long-term time horizons, considering the broader business environment. The committee's evaluation further supports the CEO's performance assessment.

Executive officers
The CEO reviews the performance of all other executive officers, who are responsible to deliver the company's business results and drive the strategic objectives, with the committee during the annual executive development review. Performance is evaluated based on accomplishments versus plan goals and objectives, with demonstrated leadership in sustaining sound business controls and a strong ethical and corporate governance environment.
The committee engages with executive officers throughout the year during specific reviews and board meetings.

Leaders are held accountable to deliver and are assessed across all performance dimensions, balancing short- and long-term priorities

Long-term award program

Through long restriction periods, Imperial executives are incentivized to take a long-term view in decision making.
Restricted stock units ("RSUs") represent over 50 percent of total direct compensation1, and are intended to link executive pay to the returns of long-term shareholders and encourage a long-term view through the commodity price cycle.

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

Long restriction periods in line with investment lead times and risk profile
•In a capital-intensive industry like ours, investment and risk decisions unfold over decades and through volatile commodity price cycles, requiring executives to maintain a long-term view when making decisions.
•Long restriction periods ensure that a significant portion of pay reflects the outcome of these decisions. Executives hold shares across dynamic market conditions, aligning with the experience of long-term shareholders.
•A formula-based program would require shorter timeframes to set credible targets, leading to quicker vesting and faster pay realization. This could encourage short-term decision making, misaligned with our long investment cycles and capital-intensive operations.
•The example below shows the net cash flow of a typical Imperial project alongside the restricted stock program design for the Imperial CEO. It illustrates that short-term vesting would occur before a project's financial outcome is known, whereas longer-term vesting better aligns with shareholder returns driven by investment decisions.

1 Refer to definitions and frequently used terms on page 174.

Share-denominated basis aligns award values with shareholder outcomes
•Uniquely long restriction periods result in a need to apply performance metrics at grant, versus at vest.
•Restricted stock award grant levels are established based on pay grade and individual performance.
•Share grants are not adjusted to offset changes in share price, which results in executives seeing a one-for-one change in compensation through share price.
•A share-denominated approach1 coupled with long restriction periods defines the risk/reward profile of stock-based performance awards and results in a greater degree of volatility versus formula-based programs with a dollar-denominated approach.1
2025 decisions
•As in prior years, and as a matter of principle, share grants were not adjusted to offset changes in the share price, thus maintaining strong alignment in the experience of our executives and our long-term shareholders.
•Long-term award value up, reflective of strong stock price, $131.32 at 2025 grant versus $100.29 in 2024, and $77.12 in 2023.
Stock ownership1
•The chairman, president and chief executive officer must, within three years of appointment, acquire shares of the company, including common shares and restricted stock units, of a value no less than five times base salary. J.R. Whelan’s 2025 stock ownership, as shown on page 148, exceeds the minimum requirement.
•Long restriction periods result in stock ownership far exceeding ownership guidelines typical among other companies across industries. This aligns the interests of our executives with those of long-term shareholders and ensures focus on actions that create sustainable shareholder value over the long term.
•At retirement, outstanding shares will continue to vest over a 7- to 10- year period after grant date, with no accelerated vesting at retirement.

Exxon Mobil Corporation has a plan similar to the company’s restricted stock unit plan, under which grantees may receive restricted stock units, referred to herein as Exxon Mobil Corporation restricted stock. J.R. Whelan holds Exxon Mobil Corporation restricted stock granted from 2020 to 2024, as well as Imperial restricted stock units granted in 2019 and 2025. B.W. Corson holds Exxon Mobil Corporation restricted stock granted in 2018 and previous years, as well as Imperial restricted stock units granted from 2019 to 2024. D.E. Lyons holds Imperial restricted stock units granted since 2019, and no longer holds any outstanding Exxon Mobil Corporation restricted stock units. C.L. Gomez-Smith holds Exxon Mobil Corporation restricted stock granted in 2023 and previous years, as well as Imperial restricted stock units granted in 2024 and 2025.

1 Refer to definitions and frequently used terms on page 174.

Bonus program
Annual bonus program represents 10 to 20 percent of total direct compensation1, and is intended to link executive pay to annual earnings performance.

Program design
•The overall size of the bonus program is determined annually, taking into consideration:
•the linkage to the majority shareholder’s bonus program given the company’s working interest is included in Exxon Mobil Corporation earnings;
•input from the chairman, president and chief executive officer on performance of the company;
•annual net income of the company; and
•the cyclical nature and long-term orientation of the business.
•A bonus award matrix is used to determine individual award levels based on pay grade and individual performance.
•Tie to year-over-year change in earnings coupled with individual performance defines the risk/reward profile of the bonus program and results in greater degree of volatility versus market practice, aligned with our approach to executive compensation as discussed on page 159.
•Bonus delivered in cash in year of grant.
•Full bonus award subject to clawback, see page 172.

2025 decisions
•2025 bonus program was approved at a lower level than 2024, reflective of year-over-year change in earnings performance.
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
2025 decisions
•The committee approved 2026 salary increases for named executive officers consistent with the salary program for all executives.
•Individual salary treatments take into account individual performance, level of responsibility and experience, and reflect market analysis and competitiveness at the time of the decision in 2025.

1 Refer to definitions and frequently used terms on page 174.

Determining compensation
Annual benchmarking

Annual benchmarking process to assess market competitiveness of executive pay and program design.
Compensation benchmarking
In addition to the assessment of business and individual performance, benchmarking is completed against a select group of major Canadian companies on an annual basis.

Criteria for selecting compensation benchmark companies1 include:
•Canadian companies or Canadian affiliates;
•large operating scope and complexity;
•capital intensive; and
•proven sustainability over time.

Pay orientation
Pay levels are determined based on a broad range around the median of compensation benchmark companies. This provides the ability to:
•differentiate compensation based on experience and performance levels among executives;
•minimize the potential for automatic ratcheting-up of compensation that could occur within a narrow target among benchmark companies; and
•respond to changing business conditions.
The core elements of Exxon Mobil Corporation compensation program applies to J.R. Whelan, B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith, including salary, annual bonus, and restricted stock units.

1 Refer to definitions and frequently used terms on page 174.

2025 business performance
In 2025, Imperial delivered strong business results across a wide range of performance dimensions.

•Delivered strong operations integrity performance as well as effective enterprise risk management across the organization, while preventing serious safety incidents.
•Announced restructuring plans to further improve Imperial's industry-leading performance by centralizing additional corporate and technical activities in global business and technology centres, realizing substantial efficiency and effectiveness benefits from scale, integration and technology:
–Restructuring plans will further advance the company’s well-established strategy of increasing cash flow and delivering industry-leading shareholder returns.
–Expected annual expense savings of $150 million by 2028.
•Single largest corporate gift to any post-secondary institution in Alberta, with the donation of the $37 million research lab facility to the Southern Alberta Institute of Technology (SAIT).
•Recognized as one of Time Magazine's Canada's Best Companies for 2025.
•Completed successful transition of Chairman and CEO position.

Financial performance

•Strong operational performance and reliability drove financial results.
•Achieved nearly $3.3 billion of net income and earnings per share of $6.48, assuming dilution.
•Generated substantial cash with $6.7 billion in cash flow from operating activities.
•Increased quarterly dividend to $0.72 per share in the first quarter, increasing the annual dividend paid for the 31st consecutive year. The annual dividend paid per share represents a 20 percent increase year over year.
•Total shareholder returns of nearly $4.6 billion; including dividends of $1.4 billion and accelerated share repurchases of nearly $3.2 billion as part of the company’s normal course issuer bid.

Commitment to sustainability

•Committed nearly $19 million through community benefits agreements to Indigenous communities across Canada.
•Surpassed $7 billion in spending with Indigenous businesses since 2008. In 2025, Imperial achieved the highest annual spend, surpassing $1 billion dollars.
•Received silver-level recertification from the Canadian Council for Indigenous Business through their Partnership Accreditation in Indigenous Relations (PAIR) program.
•Low Carbon Solutions continues to evaluate opportunities for carbon capture and storage and lithium extraction.

Upstream operations performance

•Achieved production of 438,000 gross oil-equivalent barrels per day representing the highest full year production in over 30 years.
•Continued progress towards delivering industry leading operating costs[1] across major Upstream assets.
•Achieved full-year production at Kearl of 280,000 gross oil-equivalent barrels per day (199,000 barrels Imperial’s share).
~~•~~Successfully completed turnaround activities at Kearl, progressing our plans to reduce the duration of each turnaround and double turnaround intervals to an industry-leading four years.
•Produced 151,000 gross oil-equivalent barrels per day at Cold Lake, enabled by strong first full-year Grand Rapids SA-SAGD production.
•Successfully executed Cold Lake Leming SAGD project achieving first oil in the fourth quarter, and is ramping up as expected to a peak of around 9,000 barrels per day.
•Produced 79,000 gross oil-equivalent barrels per day Imperial's share of full-year production at Syncrude.
•Continued construction of the Enhanced Bitumen Recovery Technology (EBRT) pilot to validate transformative technology on Imperial's Aspen lease with pilot start-up anticipated by 2027.

Downstream and Chemical operations performance

•Achieved average refining throughput of 402,000 barrels per day with capacity utilization of 93 percent while completing significant turnaround activity.
•Executed turnaround activities at all three refineries ahead of schedule and below budget.
•Commissioned Canada’s largest renewable diesel facility at Strathcona and produced first on-spec renewable diesel.
•Commenced co-processing of canola oil and renewable naphtha blending at the Strathcona refinery to deliver lower carbon intensity fuels.
•Strong jet fuel performance in 2025, including record annual jet sales at equity-supplied airports, reflecting operational excellence and commercial intensity.
•Achieved highest Esso and Mobil retail site count in the company's history.
•Sustained number one retail market share in Canada[2].
•Reliable operational performance supported Chemicals net income of $82 million.

1 Non-GAAP financial measure – see definitions and frequently used terms on page 174.
2 Based on Kalibrate survey data for Q4 2025.

Performance graph
The following graph shows changes over the past 5 years in the value of $100 invested in (i) Imperial Oil Limited common shares, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Composite Energy Index. The S&P/TSX Composite Energy Index is currently comprised of share performance data for 38 oil and gas companies including integrated oil companies, oil and gas producers, and oil and gas service companies.
The year-end values in the graph represent appreciation in share price and the value of dividends executed and reinvested. The calculations exclude trading commissions and taxes. Total shareholder returns1 from each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.
During the past 5 years, the company’s cumulative total shareholder return1 was 458 percent, for an average annual return of 41 percent. Total direct compensation1 for named executive officers generally reflects the trend in total shareholder returns as the largest single component of executive compensation is awarded in the form of restricted stock units with long holding periods. This design reinforces the long-term linkage between executive compensation and the shareholding net worth of executives to the return on the company’s stock realized by shareholders.
Five-year cumulative total shareholder returns
(Value of $100 invested on December 31, 2020)

600
500
400
300
200
100
0
2020
2021
2022
2023
2024
2025
Imperial Oil
S&P/TSX Composite Index
S&P/TSX Composite Energy Index

Five-year cumulative total shareholder return on $100 investment

	2020	2021	2022	2023	2024	2025
Imperial Oil	$100	$194	$287	$338	$406	$558
S&P/TSX Composite Index	$100	$125	$118	$132	$160	$211
S&P/TSX Composite Energy Index	$100	$149	$194	$206	$256	$305

1 Refer to definitions and frequently used terms on page 174.

2025 compensation actions
Chief executive officer
In connection with B.W. Corson's announcement of his intention to retire, J.R. Whelan was appointed as president of the company on April 1, 2025, and assumed the additional roles of chairman and chief executive officer effective at the conclusion of the annual meeting of shareholders on May 8, 2025. Mr. Whelan is responsible for executing the company's long-term strategic objectives while progressing plan goals in support of these objectives.
In 2025, the company delivered strong business results across a wide range of performance dimensions as outlined on pages 162, 167 and 168.
Under Mr. Whelan’s leadership, the company maintained its commitment to advantaged long-term investments and strong operational performance. This continues to position the company well to capture upside opportunities and provides flexibility to consider further investments as the opportunity pipeline matures, technology advances, and markets and policies evolve.
In acknowledgement of Mr. Whelan's achievements, the committee awarded total direct compensation of $14.38 million CAD. Consistent with our compensation philosophy, a significant portion was delivered through restricted stock units with 5- and 10-year vesting periods, longer than those applied by most companies. The purpose of these long vesting periods is to reinforce the long investment lead times in the business and to link a substantial portion of Mr. Whelan’s shareholding net worth to the performance of the company. As such, the realized value of the long-term incentive grants may differ from the amounts shown in the summary compensation table, depending on company performance at time of future vesting. During these vesting periods, the awards remain at risk of forfeiture even after retirement.
In 2025, Mr. Whelan's salary1 was $503,595 CAD (from April to December) and the committee approved an annual bonus1 of $1.34 million CAD ($962,400 USD), based on his individual performance, experience and pay grade. Mr. Whelan’s 2025 long-term incentive award of 95,400 restricted stock units was granted in the form of Imperial restricted stock units, not Exxon Mobil Corporation restricted stock, to reinforce alignment of his interests with that of the company’s shareholders.

Total Direct Compensation[2] 87 percent of CEO total direct compensation delivered in the form of restricted stock units with long restriction periods.

Other named executive officers
Within the context of the compensation program structure and performance assessment processes previously described, the value of 2025 incentive awards and salary adjustments align with:
•Performance of the company;
•Individual performance and pay grade;
•Long-term strategic plan of the business; and
•Annual compensation of comparator companies.
Taking all factors into consideration, the committee’s decisions on pay awarded to other named executive officers reflect judgment, rather than the application of formulas or targets. The committee approved the individual elements of compensation and the total compensation as shown in the summary compensation table on page 176.

1 Refer to footnotes on page 178 for information about pro-rated salary, and compensation paid in U.S. dollars.
2 Refer to definitions and frequently used terms on page 174. Amounts are shown in Canadian dollars.

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

Named executive officers participate in the same savings and pension plan, including supplemental pension arrangements outside the registered plan, as other employees. J.R. Whelan, B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith participate in Exxon Mobil Corporation or respective affiliates’ pension plans.
Below are brief descriptions of the company's plans. See the Pension Benefits section on page 182 for more details.

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

The company’s directors and officers as a group hold approximately 20 percent of the unvested restricted stock units that give the recipient the right to receive common shares that represent about 0.07 percent of the company’s outstanding common shares. Currently, the maximum number of common shares that any one person may receive from the vesting of restricted stock units is 86,900 common shares, which is about 0.02 percent of the outstanding common shares.

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
Granting practices
The committee grants annual incentive awards to the company’s executive officers at its regular November meeting. Incentive awards are granted to other eligible employees within the parameters of the bonus and restricted stock award ceilings approved by the committee.
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

Risk and governance

Compensation program underpinned by strong governance practices that discourage inappropriate risk taking.

Executive stock ownership
•Long holding periods on RSUs result in executives maintaining significant stock ownership during employment and for 7 years into retirement, with a longer holding period for the chairman, president and chief executive officer up to 10 years into retirement.

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
•In the event of retirement prior to age 65 but after eligibility for early retirement (i.e., at least 55 years of age with at least 10 years of service), the committee, in the case of an executive officer, must approve the retention of awards. Forfeiture provisions remain in place until an award has vested, including those that vest post retirement.

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

Annual assessment of compensation design
•The committee reviews the effectiveness and competitiveness of the compensation program design annually, and approves annual compensation recommendations for each named executive officer prior to implementation.
•The committee is responsible for overseeing the compensation program and practices that are designed to encourage appropriate risk assessment and risk management. For further discussion on the company's risk management system and oversight, see "Risk oversight" on page 134.

Independent compensation consultant
•In 2025, the committee did not retain an independent consultant or advisor in determining compensation for any of the company’s officers or any other senior executives.
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

Non-GAAP financial measures
The following definitions are used in the CD&A as several of Imperial’s business and financial performance measures. These measures are not prescribed by U.S. Generally Accepted Accounting Principles (GAAP). These measures constitute "non-GAAP financial measures" under Securities and Exchange Commission Regulation G and Item 10(e) of Regulation S-K, and "specified financial measures" under National Instrument 52-112 Non-GAAP and Other Financial Measures Disclosure of the Canadian Securities Administrators. Reconciliation of these Non-GAAP financial measures to the most comparable GAAP measure, and other information required by these regulations, have been provided below or is available in the "Frequently used terms" section of the company’s most recent Annual Report on Form 10-K. Non-GAAP financial measures and specified financial measures are not standardized financial measures under GAAP and do not have standardized definitions. As such, these measures may not be directly comparable to measures presented by other companies, and should not be considered a substitute for GAAP financial measures.
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
•Net income (loss) excluding identified items is a non-GAAP financial measure that is total net income (loss) excluding individually significant non-operational events with an absolute corporate total earnings impact of at least $100 million in a given quarter. The net income (loss) impact of an identified item for an individual segment may be less than $100 million when the item impacts several segments or several periods. The most directly comparable financial measure that is disclosed in the financial statements is "Net income (loss)" within the company’s Consolidated statement of income. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The company believes this view provides investors increased transparency into business results and trends, and provides investors with a view of the business as seen through the eyes of management. Net income (loss) excluding identified items is not meant to be viewed in isolation or as a substitute for net income (loss) as prepared in accordance with U.S. GAAP. All identified items are presented on an after-tax basis.

Reconciliation of net income (loss) excluding identified items

millions of Canadian dollars	2025	2024	2023
From the Consolidated statement of income

Net income (loss) (U.S. GAAP)	3,268	4,790	4,889

Less identified items included in Net income (loss)
Impairments	(570)	—	—
Restructuring charges	(249)	—	—
Other (a)	(212)	—	—
Subtotal of identified items	(1,031)	—	—

Net income (loss) excluding identified items	4,299	4,790	4,889
(a) Contractual obligations associated with the Norman Wells end of field life acceleration.

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

Executive compensation tables
Summary compensation table
The following table shows the 2025 compensation for the chairman, president and chief executive officer; the senior vice-president, finance and administration, and controller; the three other most highly compensated executive officers of the company who were serving as of the end of 2025; and the former chairman, president and chief executive officer.

The information in the summary compensation table includes the Canadian dollar value of base salaries, cash bonus awards, long-term incentive compensation and certain other compensation.

Name and principal position at the end of 2025	Year	Salary ($) (b)	Share- based awards ($) (c)	Option- based awards ($) (d)	Non-equity incentive plan compensation ($)		Pension value ($) (g)	All other compensation ($) (h)	Total compensation ($) (i)
					Annual incentive plans (e)	Long-term incentive plans (f)
J.R. Whelan (a) * Chairman, president and chief executive officer	2025	503,595	12,527,928	—	1,345,243	—	1,449,983	438,935	16,265,684
B.W. Corson (a) * Former chairman, president and chief executive officer	2025	668,288	—	—	680,030	—	323,490	4,929,368	6,601,176
	2024	1,259,394	9,146,448	—	1,728,688	—	1,564,566	3,322,488	17,021,584
	2023	1,193,135	6,694,016	—	1,707,371	—	2,461,764	2,775,244	14,831,530
D.E. Lyons (a) Senior vice-president, finance and administration, and controller (since May 1, 2018)	2025	858,948	2,232,440	—	369,019	—	166,472	1,391,431	5,018,310
	2024	821,195	3,108,990	—	693,119	—	567,989	599,556	5,790,849
	2023	785,525	2,390,720	—	719,390	—	850,549	1,088,590	5,834,774
C.L. Gomez-Smith (a) Senior vice-president, upstream (since May 1, 2024)	2025	852,001	2,311,232	—	430,522	—	33,831	1,504,222	5,131,808
	2024	556,623	2,096,061	—	538,331	—	579,914	1,019,622	4,790,551
J.E. Burgess Treasurer (since July 1, 2024)	2025	515,220	1,654,632	—	247,592	—	345,100	204,404	2,966,948
	2024	501,230	1,584,582	—	345,296	—	542,500	158,685	3,132,293
I.R. Laing Vice-president, general counsel and corporate secretary (since July 1, 2020)	2025	497,600	1,602,104	—	238,585	—	292,700	176,018	2,807,007
	2024	479,610	1,343,886	—	292,961	—	345,500	134,067	2,596,024
Refer to footnotes starting on page 178.

* B.W. Corson is also a named executive officer in 2025 by virtue of him acting as chief executive officer until May 8, 2025. Mr. Corson also acted as president until April 1, 2025 and chairman of the board until May 8, 2025. Disclosure in respect of his compensation in 2025 is provided herein.

Total direct compensation
The following pro forma table displays total direct compensation, which includes salary, bonus, and stock award value. In its pay deliberations, the committee considers total direct compensation as it excludes the volatility that results from changes in pension value and all other compensation.

Name	Year	Salary ($) (b)	Bonus ($) (e)	Restricted stock units ($) (c)	Total direct compensation ($) (i)
J.R. Whelan (a)	2025	503,595	1,345,243	12,527,928	14,376,766
B.W. Corson (a)	2025	668,288	680,030	—	1,348,318
	2024	1,259,394	1,728,688	9,146,448	12,134,530
	2023	1,193,135	1,707,371	6,694,016	9,594,522
D.E. Lyons (a)	2025	858,948	369,019	2,232,440	3,460,407
	2024	821,195	693,119	3,108,990	4,623,304
	2023	785,525	719,390	2,390,720	3,895,635
C.L. Gomez-Smith (a)	2025	852,001	430,522	2,311,232	3,593,755
	2024	556,623	538,331	2,096,061	3,191,015
J.E. Burgess	2025	515,220	247,592	1,654,632	2,417,444
	2024	501,230	345,296	1,584,582	2,431,108
I.R. Laing	2025	497,600	238,585	1,602,104	2,338,289
	2024	479,610	292,961	1,343,886	2,116,457
Refer to footnotes starting on page 178.

Footnotes to summary compensation and total direct compensation tables on pages 176 and 177
(a)Affiliate employees: J.R. Whelan is on domestic loan assignment from ExxonMobil Canada Ltd., an affiliate in Canada. D.E. Lyons and C.L. Gomez-Smith are, and B.W. Corson was, on expatriate assignment from Exxon Mobil Corporation, an affiliate in the U.S. The compensation for J.R. Whelan, B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith, is paid directly by Exxon Mobil Corporation and respective affiliates, with the exception of the compensation related to the vesting of the company’s restricted stock units and dividend equivalents on outstanding restricted stock units. They also receive employee benefits under their respective affiliates' benefit plans, and not under the company’s employee benefit plans. The company reimburses the respective affiliates for applicable compensation paid and employee benefits provided to them. The company does not reimburse Exxon Mobil Corporation for the cost of incentive awards granted by Exxon Mobil Corporation.

(b)Salary: The amounts for each named executive officer on expatriate assignment (B.W. Corson, D.E. Lyons and C.L. Gomez-Smith) are paid in their home country currency, U.S. dollars, but disclosed in Canadian dollars at the average 2025 exchange rate of 1.3978. In 2024 and 2023, the average exchange rate was 1.3698 and 1.3497 respectively. For Mr. Whelan his 2025 salary amount is from April to December. For Mr. Corson his 2025 salary amount is from January to June. For Ms. Gomez-Smith, her 2024 salary amount is from April to December. Effective January 1, 2026, Mr. Whelan's annual salary was increased to $731,891CAD. For more detail on the design of the salary program and determinations made by the committee in 2025, see page 165.

(c)Share-based awards: The valuation of stock awards in this table represents the grant date fair value, which is equal to the number of restricted stock units multiplied by the closing price of the company’s shares on the date of grant.

Grant Date	Grant Price ($)
December 4, 2025	131.32
December 4, 2024	100.29
December 4, 2023	77.12

(d)Option-based awards: The company has not granted stock options since 2002. The stock option plan expired in 2012.

(e)Bonus: The amounts for each named executive officer represent their cash bonus. J.R. Whelan, B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith participate in Exxon Mobil Corporation’s annual cash bonus program, which is similar to the company’s plan and paid in U.S. dollars, but disclosed in Canadian dollars. For amounts paid in U.S. dollars, they were converted to Canadian dollars at the average exchange rates of 1.3978 for 2025, 1.3698 for 2024, and 1.3497 for 2023.

(f)Long-term incentive plans: Starting in 2023, the company ceased granting earnings bonus units.

(g)Pension value: “Pension value” is the “compensatory change” in pensions as of December 31, 2025 as set out in the “Pension plan benefits” table on page 182. For B.W. Corson, the “compensatory change” is valued as of the end of his assignment with the company.

(h)All other compensation: The amounts listed in the “All other compensation” column include dividend equivalent payments on restricted stock units granted, savings plans contributions, expatriate assignment costs, parking and perquisites.

Perquisites: Use of perquisites is very limited, composed of financial planning for senior executives, selective use of club memberships primarily for business, and costs associated with participation in Exxon Mobil Corporation's executive life insurance benefit plan, as applicable. For each named executive officer, the aggregate value of perquisites received in 2025 was not greater than $50,000 or 10 percent of the named executive officer’s base salary.

Dividend equivalents: In 2025, the paid dividend equivalents on company restricted stock units were $47,520 for J.R. Whelan (for the period April to December), $1,245,240 for B.W. Corson, $354,192 for D.E. Lyons, $45,144 for C.L. Gomez-Smith, $167,262 for J.E. Burgess, and $140,532 for I.R. Laing. Dividend equivalent payments on Exxon Mobil Corporation’s restricted stock were $351,106 for J.R. Whelan (for the period April to December), $333,795 for B.W. Corson (value includes dividend equivalents paid after the end of his assignment with the company), and $186,187 for C.L. Gomez-Smith, paid in U.S. dollars and converted to Canadian dollars at the average 2025 exchange rate of 1.3978.

Expatriate assignment costs: For the named executive officers on expatriate assignment (B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith), “All other compensation” also includes expatriate assignment costs which consist of expatriate allowances and the net effect of tax equalization costs in the year. Tax equalization costs include the net effect of taxes paid by the companies to local taxing authorities on behalf of the named executive officer, offset by a withholding from their income that approximates the amount of tax they would pay if they had not gone on expatriate assignment. Tax equalization is an integral part of the expatriate relocation program and is designed to maintain an individual’s overall tax burden at approximately the same level it would have otherwise been, had they remained in their home country. Tax equalization amounts vary from one year to the next and the net impact may be positive or negative in the year.

(i)Total compensation: “Total compensation” consists of the total dollar value of “Salary”, “Share-based awards”, “Option-based awards”, “Non-equity incentive plan compensation”, “Pension value” and “All other compensation”. "Total direct compensation" is compensation granted during the year, including salary, current year bonus, and the grant date fair value of restricted stock units.

Outstanding equity awards
The following table sets forth all share-based and option-based awards outstanding for each named executive officer of the company as at December 31, 2025.

	Option-based awards				Share-based awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the- money options ($)	Number of shares or units of shares that have not vested (#) (e)	Market or payout value of share- based awards that have not vested ($) (e)	Market or payout value of vested share- based awards not paid out or distributed ($)
J.R. Whelan (a)	—	—	—	—	106,400	12,616,912	—
B.W. Corson (b)	—	—	—	—	423,400	50,206,772	—
D.E. Lyons (c)	—	—	—	—	126,400	14,988,512	—
C.L. Gomez-Smith (d)	—	—	—	—	38,500	4,565,330	—
J.E. Burgess	—	—	—	—	64,550	7,654,339	—
I.R. Laing	—	—	—	—	55,450	6,575,261	—
(a)J.R. Whelan was granted restricted stock units in 2019 and 2025 under the company’s plan. From 2020 to 2024, Mr. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, J.R. Whelan held 73,800 Exxon Mobil Corporation restricted stock valued at $12,172,425 on December 31, 2025, at a closing price for Exxon Mobil Corporation shares on December 31, 2025 of $120.34 U.S. dollars, and converted to Canadian dollars at the December 31, 2025, close rate of 1.3706 provided by the Bank of Canada.

(b)B.W. Corson was granted restricted stock units from 2019 to 2024 under the company’s plan. With respect to previous years, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Corson held 59,700 Exxon Mobil Corporation restricted stock valued at $9,846,799 on December 31, 2025, at a closing price for Exxon Mobil Corporation shares on December 31, 2025 of $120.34 U.S. dollars, and converted to Canadian dollars at the December 31, 2025 close rate of 1.3706 provided by the Bank of Canada. For B.W. Corson all restricted stock units outstanding were granted prior to the end of assignment with the company and will continue to vest over a 5- to 10-year period with no accelerated vesting at retirement.

(c)D.E. Lyons was granted restricted stock units from 2019 to 2025 under the company’s plan. Prior to 2018, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons no longer holds any outstanding restricted stock units.

(d)C.L. Gomez-Smith was granted restricted stock units from 2024 to 2025 under the company’s plan. With respect to previous years, Ms. Gomez-Smith participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Ms. Gomez-Smith held 26,300 Exxon Mobil Corporation restricted stock valued at $4,337,870 on December 31, 2025, at a closing price for Exxon Mobil Corporation shares on December 31, 2025 of $120.34 U.S. dollars, and converted to Canadian dollars at the December 31, 2025 close rate of 1.3706 provided by the Bank of Canada.

(e)Represents the total of the outstanding restricted stock units received from the company plan that have not vested, based on the closing price of the company’s shares on December 31, 2025 of $118.58.

Incentive plan awards – Value vested or earned
The following table sets forth the value of the incentive plan awards that vested in the year for each named executive officer of the company.

Name	Option-based awards – Value vested during the year ($)	Share-based awards – Value vested during the year ($) (e)	Non-equity incentive plan compensation – Value earned during the year ($) (f)
J.R. Whelan (a)	—	1,486,144	—
B.W. Corson (b)	—	5,282,566	—
D.E. Lyons (c)	—	3,049,061	—
C.L. Gomez-Smith (d)	—	—	—
J.E. Burgess	—	1,335,385	247,592
I.R. Laing	—	1,196,016	238,585
(a)From 2020 to 2024, J.R. Whelan participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2025, restrictions lapsed on 9,650 Exxon Mobil Corporation restricted stock having a value of $1,559,706 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. J.R. Whelan participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2025, he received $1,345,243 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2025 exchange rate of 1.3978.

(b)Prior to 2019, Mr. Corson participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2025, no restrictions lapsed on restricted stock granted under the Exxon Mobil Corporation Plan. B.W. Corson participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2025, B.W. Corson received $680,030 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2025 exchange rate of 1.3978.

(c)Prior to 2018, Mr. Lyons participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. Under that plan, Mr. Lyons no longer holds any outstanding restricted stock units. D.E. Lyons participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2025, D.E. Lyons received $369,019 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2025 exchange rate of 1.3978.

(d)Although C.L. Gomez-Smith received restricted stock units under the company’s plan in 2024 and 2025, these restricted stock units have not vested. Prior to 2024, Ms. Gomez-Smith participated in Exxon Mobil Corporation’s restricted stock plan, which is similar to the company’s restricted stock unit plan. In 2025, restrictions lapsed on 7,000 Exxon Mobil Corporation restricted stock having a value of $1,131,393 based on the average of the high and low sale prices of Exxon Mobil Corporation common shares on the NYSE on the date restrictions lapsed. C.L. Gomez-Smith participates in Exxon Mobil Corporation’s annual bonus program, which is similar to the company’s annual bonus program. In 2025, C.L. Gomez-Smith received $430,522 with respect to the annual cash bonus. All these amounts were paid in U.S. dollars and converted to Canadian dollars at the average 2025 exchange rate of 1.3978.

(e)These values show restricted stock units granted by the company that vested in 2025. The value is based on the five day average closing price of the company’s shares, which includes the vesting date and the four preceding trading days. For J.R. Whelan, the values represent restricted stock units granted in 2018. For B.W. Corson, the values represent restricted stock units granted in 2020 that vested after the end of his assignment with the company. For D.E. Lyons, J.E. Burgess and I.R. Laing, the values represent restricted stock units granted in 2018 and 2022.

(f)This column represents amounts paid by the company with respect to the annual cash bonus.

Equity compensation plan information
The information shown in the following table represents the common shares of the company that may be issued as of the end of 2025 pursuant to compensation plans of the company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (c)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (c)
Equity compensation plans approved by security holders (a)	—	—	—
Equity compensation plans not approved by security holders (b)	1,774,360	—	8,693,677
Total	1,774,360	—	8,693,677
(a)The company’s stock option plan expired in 2012.
(b)This is a restricted stock unit plan, which is described starting on page 163.
(c)The number of securities to be issued represents the total number of restricted stock units still outstanding (4,382,040) minus the outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,607,680). The number of securities remaining available for future issuance represents the restricted stock units not yet granted (6,085,997) plus the number of outstanding restricted stock units that are only eligible for cash (and not common shares) upon vesting (2,607,680).

RSUs as a percentage of outstanding shares
The following table provides information on the restricted stock unit plan, expressed as a number and as a percentage of the common shares of the company as of the end of 2025.

	Maximum number of restricted stock units issuable under the plan (b)	Total number of restricted stock units awarded and outstanding	Total number of restricted stock units available for grant
Number (#)	10,468,037	4,382,040	6,085,997
Percent of outstanding common shares (%) (a)	2.16	0.91	1.26
(a)As of December 31, 2025, the number of common shares outstanding was 483,592,715.
(b)The maximum number of restricted stock units issuable under the company plan is the number as of December 31, 2024 (10,468,037) minus the common shares issued in 2025 pursuant to the vesting of restricted stock units under the plan (0 common shares).

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

	Number of restricted stock units granted under the plan (#) (a)	Weighted-average number of securities outstanding (#) (b)	Annual burn rate (%) (c)
2025	918,900	502,795,570	0.18
2024	968,720	529,434,755	0.18
2023	949,520	574,750,575	0.17
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

Name	Number of years credited service (as of December 31, 2025) (#) (a)	Annual benefits payable ($)		Opening present value of defined benefit obligation ($) (d)	Compensatory change ($) (e)	Non- compensatory change ($) (f)	Closing present value of defined benefit obligation ($) (d)
		At year- end (b)	At age 65 (c)
J.R. Whelan (g)	—	—	—	—	—	—	—
B.W. Corson	—	—	—	—	—	—	—
D.E. Lyons	—	—	—	—	—	—	—
C.L. Gomez-Smith	—	—	—	—	—	—	—
J.E. Burgess	28.5	333,400	492,000	3,746,800	345,100	54,000	4,145,900
I.R. Laing	20.2	217,000	366,500	2,304,700	292,700	26,600	2,624,000
(a)Number of years credited service (as of December 31, 2025): J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution pension plan and defined benefit supplemental pension arrangement. Benefits under these plans are payable in Canadian dollars. Under these plans, Mr. Whelan had 29.4 years of credited service. B.W. Corson, D.E. Lyons, and C.L. Gomez-Smith participate in the Exxon Mobil Corporation defined benefit pension plan including tax-qualified and non-qualified plans. Benefits under this plan are payable in U.S. dollars and have been converted to Canadian dollars at the average 2025 exchange rate of 1.3978. Under this plan, Mr. Corson had 42.0 years of credited service as of the end of his assignment with the company, Mr. Lyons had 35.5 years of credited service, and Ms. Gomez-Smith had 35.6 years of credited service.

(b)Annual benefits payable at year-end: For members of the company’s pension plan, the annual benefits include the amount of the accrued annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, the annual benefits include the amount of the accrued annual lifetime pension from the defined benefit supplemental pension arrangement. For J.R. Whelan this value was $483,000. Benefits under the defined benefit supplemental pension arrangement can only be paid as a lump-sum equivalent upon retirement. For members of Exxon Mobil Corporation’s pension plan, the annual benefits include the accrued annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans. For B.W. Corson, as of the end of his assignment with the company, this value was $2,142,768. For D.E. Lyons this value was $906,139. For C.L. Gomez-Smith this value was $788,480. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement.

(c)Annual benefits payable at age 65: For members of the company’s pension plan, the annual benefits include the amount of the projected annual lifetime pension from the company’s registered pension plan and supplemental pension arrangement that would be earned to age 65 assuming final average earnings as at December 31, 2025. Benefits under the supplemental pension arrangement can be paid as a lump-sum equivalent upon retirement. For members of the ExxonMobil Canada Ltd. defined benefit supplemental pension arrangement, the annual benefits include the amount of the projected annual lifetime pension from the defined benefit supplemental pension arrangement that would be earned to age 65 assuming final average earnings as of December 31, 2025. For J.R. Whelan this value was $555,300. For members of Exxon Mobil Corporation’s pension plan, the annual benefits include the annual lifetime pension from the tax-qualified and the annual amount calculated under the non-qualified plans that would be earned to age 65 assuming final average earnings as at December 31, 2025. For B.W. Corson, as of the end of his assignment with the company, this value was $2,211,545. For D.E. Lyons, this value was $949,863. For C.L. Gomez-Smith, this value was $957,899. Non-qualified plan benefits are payable only as a lump-sum equivalent upon retirement.

(d)Opening and closing present value of defined benefit obligation: For members of the company’s pension plan, the opening and closing defined benefit obligation is defined under U.S. Generally Accepted Accounting Principles (GAAP) and values are calculated on a basis that is consistent with the valuation that was performed for accounting purposes for the company’s plans. The value is calculated based on estimated earnings eligible for pension as described previously and Yearly Maximum Pensionable Earnings (YMPE) as defined by the Canada Revenue Agency, projected to retirement and pro-rated on service to the date of valuation. Where required, the calculations assume that the Canada Pension Plan offset is based on the annual maximum benefit at retirement and the Old Age Security (OAS) offset is based on the OAS benefit at the date of valuation, projected to retirement, as applicable. For members of the Exxon Mobil Corporation and the ExxonMobil Canada Ltd. pension plan, respectively, the opening and closing defined benefit obligation is defined under GAAP and values are consistent with the valuation performed for accounting purposes for the applicable affiliate plan. The values are calculated based on estimated earnings eligible for pension as described previously. For J.R. Whelan, the opening value was $5,536,400 and the closing value was $6,908,300. For B.W. Corson, the opening value was $23,893,378 and, as of the end of his assignment with the company, the closing value was $23,094,264. For D.E. Lyons the opening value was $10,096,365 and the closing value was $9,751,424. For C.L. Gomez-Smith, the opening value was $8,361,704 and the closing value was $8,739,865.
(e)Compensatory change: The value includes service cost for 2025 and the impact of change in earnings on the projected benefit obligation. For members of the company’s plan, these values are calculated using the individual’s additional pensionable service in 2025 and the actual salary and bonus received in 2025. For members of Exxon Mobil Corporation and ExxonMobil Canada Ltd. pension plan, respectively, these values are calculated using the individual’s additional pensionable service in 2025 and earnings as described previously. For J.R. Whelan, the compensatory value was $1,123,100. For B.W. Corson, as of the end of his assignment with the company, this value was $323,490. For D.E. Lyons, this value was $166,472. For C.L. Gomez-Smith, this value was $33,831.

(f)Non-compensatory change: The value includes the impact of experience not related to earnings, benefit payments and change in measurement assumptions. Additionally, the discount rate used to determine the closing present value of defined benefit obligation at the end of 2025 increased to 4.9 percent, from 4.7 percent at the end of 2024, which had a negative impact on the non-compensatory change element. For members of Exxon Mobil Corporation and ExxonMobil Canada Ltd. pension plans, the value for “Non-compensatory change” includes the impact of experience not related to earnings or service. For the ExxonMobil Canada Ltd. plan, this includes the effect of interest based on a discount rate of 4.9 percent at the end of 2025, up from 4.7 percent at the end of 2024. For the Exxon Mobil Corporation plan, this includes the effect of interest based on a discount rate of 5.5 percent at the end of 2025, down from 5.7 percent at the end of 2024. For J.R. Whelan, this value was $248,800. For B.W. Corson, as of the end of his assignment with the company, this value was $(1,122,604). For D.E. Lyons, this value was $(511,413). For C.L. Gomez-Smith, this value was $344,330.

(g)Defined contribution plan: J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution plan. Under this plan, the affiliate contributes a percent of base pay to the fund monthly, subject to regulatory limits. The “Accumulated value at start of year” was $1,358,962, the “Compensatory value” was $326,883 reflecting affiliate contribution and investment earnings, and the “Accumulated value at year-end” was $1,685,845.

Pension plan
J.E. Burgess participates in the three pension option ("3PO") provision of the company's pension plan with some accrued service in the 1.6 percent provision. I.R. Laing participates in the 3PO provision. Key features of the plan provisions for these executives include:

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

J.R. Whelan participates in the ExxonMobil Canada Ltd. defined contribution pension plan, defined benefit supplemental pension arrangement, and savings plan. Under the ExxonMobil Canada Ltd. defined contribution plan, the pension is payable in Canadian dollars and the contribution to the plan is calculated based on average base salary. The defined benefit supplemental pension arrangement, which is payable to executive officers who receive an annual bonus and meet the criteria of the supplemental pension arrangement, is payable in Canadian dollars as a lump sum and can provide a benefit of 1.5 percent of final average bonus earnings multiplied by years of service. Final average bonus earnings include the average annual bonus for the three highest grants of the last five granted prior to retirement for eligible executives, but do not include restricted stock units.
B.W. Corson, D.E. Lyons and C.L. Gomez-Smith are participants in the Exxon Mobil Corporation pension and savings plans. Under the Exxon Mobil Pension Plan (EMPP), the pension is payable in U.S. dollars and is calculated based on final average base salary over the highest 36 consecutive months in the 10 years of service prior to retirement. The ExxonMobil Supplemental Pension Plan (SPP) is for pension benefits that cannot be paid from the EMPP due to IRS limitations. The ExxonMobil Additional Payment Plan (APP) provides a pension based on the average annual bonus for the three highest grants of the last five awarded prior to retirement. The SPP and APP are paid as a lump sum.

Effect of early retirement or death
All company pension provisions generally require completion of 10 years of service and attainment of age 55 to be eligible for early retirement. For members of Exxon Mobil Corporation’s or respective affiliates’ pension plan, pension provisions generally require completion of 15 years of service and attainment of age 55 to be eligible for early retirement.
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
In the event of death prior to pension commencement, the participant’s beneficiary receives the actuarial present value of the earned pension. This may be paid in the form of a monthly pension, a lump sum payment, or transferred to a retirement savings vehicle, subject to provincial legislation and plan rules. In the event of death after pension commencement, a retirement benefit may be payable to the participant’s beneficiary, in accordance with pension selection.

Other compensation elements

Termination and change-in-control	•The company does not have written employment contracts or any other agreement with its named executive officers providing for payments on change-in-control or termination of employment; see page 173.
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
•The committee reviews and approves annual compensation recommendations for each named executive officer prior to implementation.

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

3. Stewardship process
In order to carry out their responsibility for stewardship within their duty of care, and upon receiving support from the committees, the directors shall,
(a)    oversee the corporation’s long term strategic planning process and on an annual basis, approve the corporate plan;
(b)    assess the corporation’s enterprise risk management framework on an annual basis, and oversee the implementation of appropriate systems to manage such risks;
(c)    charge the chief executive officer (“CEO”) of the corporation with the general management and direction of the business and affairs of the corporation;
(d)    satisfy themselves as to the integrity of the CEO and other executive officers and ensure that the CEO and the other executive officers create a culture of integrity throughout the company;
(e)    approve performance evaluation and annual compensation for the CEO, the other officers of the corporation and the General Auditor;
(f)    provide oversight regarding succession planning for senior management, including the appointing, training and monitoring thereof;
(g)    annually review and approve the corporation's code of ethics and business conduct;
(h)    provide oversight regarding compliance with the code of ethics and business conduct, provided that any waivers from the code that are granted for the benefit of the issuer's directors or executive officers should be granted by the board only;
(i)    determine appropriate measures are in place for receiving feedback from stakeholders;

(j)    annually determine the recommended candidates to stand for election as directors of the corporation;
(k)    make appointments of directors to the board to fill open seats between annual meetings, including vacancies created by an increase in the authorized number of directors;
(l)    annually appoint a lead director;
(m)    annually review and approve the remuneration of independent directors, including any remuneration for the lead director;
(n)    approve matters related to director and officer liability protections including corporate indemnification and director and officer insurance.
(o)    provide oversight regarding the integrity of the corporation's information technology and systems to ensure the security and integrity of the corporation’s electronic information, systems and assets
(p)    by appropriate charter resolutions, establish the committees of the board with specific duties defined and provide each board committee with sufficient resources to discharge its responsibilities in accordance with its charter;
(q)     determine membership of each committee, including its chair and vice-chair;
(r)    review the charters of the board and of the committees and their effectiveness at least annually;
(s)    approve the corporate disclosure guidelines;
(t)    provide oversight regarding compliance with the corporation’s Standards of Business Conduct;
(u)    receive and consider all recommendations submitted by its duly established committees, and any other standing or ad hoc committee. The Board retains ultimate authority and discretion to act upon such recommendations as it deems appropriate; and
(v)    undertake such additional activities within the scope of its responsibilities as it may deem appropriate.

4. Range of items to be considered by the board
In alignment with the corporation’s enterprise risk management framework and strategic priorities, the following categories and specific items shall be referred to the board for information or decision on a regularly scheduled basis, to the extent appropriate:

Organization/legal
•fixing of the number of directors
•director appointments to fill interim vacancies
•director slate for election by the shareholders
•officer appointments
•board and corporate governance processes
•by-laws and administrative resolutions
•changes in fundamental structure of the corporation
•shareholder meeting notice and materials
•non-employee director compensation
•policies adopted by the board
•regulatory disclosures requiring board approval

Financial
•equity or debt financing
•dividend declarations and share repurchase programs
•financial statements and the related management discussion and analysis, annual and quarterly
•status of the corporation's retirement plan and employee savings plan

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
•major corporate publications
•information technology, systems and cybersecurity updates

Major announcements
•press releases
•speeches by management
•organization changes

Communications to shareholders

Other significant submissions, studies and reports

6. Meetings of the board
(a)    The board normally holds eight (8) regular meetings per year. Additional meetings may be scheduled as required to consider the range of items charged for consideration by the board.
(b)    An agenda for each board meeting and briefing materials will, to the extent practicable in light of the timing of matters that require board attention, be distributed to each director approximately five to seven days prior to each meeting. The chairman, in consultation with the lead director and committee chairs, as applicable, will normally set the agenda for board meetings. Any director may request the inclusion of specific items.
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

8. Lead Director
The board will annually appoint one independent director to serve as lead director. The appointment of a lead director is intended to ensure that the board functions with appropriate independence and to enhance the company’s corporate governance. It is normally expected that the same director will serve as lead director for a minimum of two years.
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
•under the oversight of the board of directors, design and implement an enterprise risk management framework, and develop appropriate systems to manage such risks;
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

Audit Committee Charter

1. Purpose of the Committee
The primary purpose of the audit committee (the "committee") is oversight of financial reporting, compliance and controls. The independence of the committee is a critical component of corporate governance as the committee holds the board and management accountable and fosters trust and confidence for all stakeholders, which is vital for the generation of long-term value. The committee shall assist the board of directors (the "board") in fulfilling its responsibility to oversee:

•management's conduct of the corporation's financial reporting process,
•the integrity of the financial statements and other financial information provided by the corporation to Canadian securities regulators, the United States Securities and Exchange Commission (the "SEC") and the public,
•the corporation's system of internal accounting and financial controls,
•the corporation's compliance with legal and regulatory requirements,
•the performance of the corporation's internal audit function,
•the independent auditors' qualifications, performance, and independence,
•the annual independent audit of the corporation's financial statements, and
•compliance and legal risks including investigations and litigation of a material financial nature.

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

2. Committee Membership
The committee shall consist of no fewer than three members. Committee members shall be appointed by the board from among its independent members who shall serve at the pleasure of the board, but only so long as each member continues to be a director of the corporation and is independent. Each member of the committee must satisfy such criteria of independence as the board may establish and such additional regulatory or listing requirements as the board may determine to be applicable or appropriate. Each member of the committee shall serve only so long as he or she continues to be a director of the corporation and is independent. The actual number of members shall be determined from time to time by resolution of the board.

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
Meetings of the committee may be called by any member or by the external auditors of the corporation and notice of every meeting shall be given to the external auditors.
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
(h) review the adequacy of the corporation's system of internal controls, management information systems and auditing procedures.
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
(q)    annually evaluate, along with the other members of the board, management, the controller, and the general auditor, the qualifications, performance and independence of the independent auditors, including the performance of the lead audit partner.

(r)    review any allegation that an executive officer or director may have violated the corporation's Standards of Business Conduct and report its findings to the board and the general auditor.
(s)    require attendance at its meetings by members of management, as the committee may direct.
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

Safety and Sustainability Committee Charter

1. Purpose of the Committee
The primary purpose of the safety and sustainability committee (the 'committee') is to provide oversight and guidance on matters related to safety, security, health and the environment, with a view to generation of long-term value. This includes environmental, health, personnel and process safety, security and sustainability risks and performance, including the risks associated with climate change. It also includes compliance with legislation and the assessment of long-term impacts of public policy, climate change, stakeholder and Indigenous relations on corporate performance, while fostering long-term sustainability and responsible business practices.
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
The committee shall:
(a)    provide oversight regarding the effectiveness of the corporation's policies, programs and practices on environment, health, safety, and security, including the impact, risks and disclosure associated with climate change and greenhouse gas emissions, and make such recommendations to the board with respect thereto as it may deem advisable.
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

(f)    provide oversight regarding implementation and execution of the corporation’s Indigenous Relations Principles and Guidelines.
(g)    review and provide guidance on the corporation’s overall community investment strategies and programs, including committee authority to approve all grants or contributions for charitable contributions and local community contributions in excess of $500,000.
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

Executive Resources Committee Charter

1. Purpose of the Committee
The primary purpose of the executive resources committee (the “committee”) is to assess and make recommendations to the board regarding the evaluation and compensation of the corporation's chief executive officer (the “CEO”), the other officers of the corporation, and the General Auditor, and to discharge the responsibilities of the committee under applicable rules and regulations. The committee also makes recommendations to the board regarding succession planning and development for senior executives and positions as needed and makes recommendations to the board regarding the appointment of officers. The compensation and succession programs are aligned with the core elements of the majority shareholder’s compensation and talent management programs that incentivize the creation of long-term value.
2. Committee Membership
The committee shall consist of no fewer than three members. Committee members shall be appointed by the board of directors from among its independent members, who shall serve at the pleasure of the board, but only so long as each member continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to executive compensation.
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
The committee shall:
(a)review the corporate goals and objectives relevant to the performance and compensation of the CEO.
(b)review proposed terms of any new incentive programs and major amendments to existing ones, making recommendations to the board as deemed advisable.
(c)oversee and make recommendations to the board regarding annual performance evaluation of the CEO, the other officers of the corporation, and the General Auditor.
(d)make recommendations to the board regarding salaries and other compensation (including supplemental compensation such as cash bonuses and incentive bonus units, long-term incentive compensation such as restricted stock units, and any other payments for service), for the CEO, the other officers of the corporation, and the General Auditor.
(e)at least annually review succession planning and development strategies for the CEO, the other officers of the corporation, and the General Auditor.
(f)periodically review the executive development system to ensure that it foresees the corporation’s senior management requirements and provides for early identification and development of key resources.
(g)make recommendations to the board regarding the appointment of officers.

(h)review and make recommendations to the board regarding the annual report on compensation for inclusion in the corporation’s management proxy circular in accordance with applicable legal requirements.
(i)provide oversight regarding risks arising from the corporation's compensation policies and practices for employees as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.
(j)consider factors that could affect the independence or represent a conflict of interest on the part of any compensation consultant, independent legal counsel, or other adviser the committee may retain and report thereon as required by Canadian securities regulators and stock exchanges on which the corporation’s stock trades.
(k)administer the company’s Policy for the Recovery of Erroneously Awarded Compensation.
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
2. Committee Membership
The committee shall consist of no fewer than three members. Committee members shall be appointed by the board of directors from among the independent directors, who shall serve at the pleasure of the board, but only so long as each member continues to be a director of the corporation. The actual number of members shall be determined from time to time by resolution of the board. Members of the committee should be suitably knowledgeable in matters pertaining to corporate governance.
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
(b)annually review the company’s proxy circular and approve the company’s statement of corporate governance practice
(c)    provide oversight regarding the annual assessment of the effectiveness and contribution of the board and its committees.
(d)    make recommendations to the board as to the appropriate size of the board with a view to facilitating effective decision-making.
(e)    review and recommend to the board of directors any modifications to the charters of the board or any of its committees.
(f)    review the qualifications of existing directors and individuals suggested as potential candidates for director of the corporation, including candidates suggested by shareholders, and consider for nomination any of such individuals who are deemed qualified pursuant to the provisions of the board charter.
(g)annually, recommend to the board the nominees to be proposed by the board for election as directors of the corporation at the annual meeting of shareholders and recommend to the board a candidate for lead director.
(h)recommend to the board candidates for election as directors of the corporation to fill open seats on the board between annual meetings, including vacancies created by an increase in the authorized number of directors.
(i)consider resignations tendered by directors in the event of:
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
(j)    review the remuneration of independent directors, including the lead director, and make such recommendations to the board with respect thereto as it may deem advisable.
(k)    review present plans, programs or arrangements, and any proposed terms of any new plans, programs or arrangements, for the benefit of independent directors, and make such recommendations to the board with respect thereto as it may deem advisable.
(l)    review and recommend to the board guidelines to be adopted relating to tenure of independent directors.
(m)    provide recommendations to the board concerning committee structure of the board, committee operations, committee member qualifications, and committee member appointment.
(n)    provide oversight and recommendations regarding director education.
(o)    make recommendations to the board on matters related to director and officer liability protections including corporate indemnification and director and officer insurance.
(p)    require attendances at its meetings by members of management, as the committee may direct.

(q)    undertake such additional activities within the scope of its responsibilities as it may deem appropriate.
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
The committee shall:
(a)review, and make recommendations to the board, as the committee deems appropriate, regarding the corporation’s capital structure / capital allocation, and its financial policies, practices and strategies, which may include the following:
(i)financial outlook and financing plan;
(ii) dividend policies and share repurchase programs;
(iii) investment of pension assets and the funding of pension obligations;
(iv) capital plan including significant capital appropriations;
(v) issuance of equity or debt securities; and
(vi) significant investments, acquisitions and divestitures by the corporation, including discussion of possible mergers and other transactions, and their financial impact.
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