Form 10-Q
period 2026-03-31
IMPERIAL OIL LTD
filed 2026-05-04
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act of 1934.

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

The number of common shares outstanding, as of March 31, 2026 was 483,592,715.

IMPERIAL OIL LIMITED

In this report, all dollar amounts are expressed in Canadian dollars unless otherwise stated. This report should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2025. Note that numbers may not add due to rounding.
The term "project" as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
In this report, unless the context otherwise indicates, reference to "the company" or "Imperial" includes Imperial Oil Limited and its subsidiaries.

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2026	2025
Revenues and other income
Revenues (a)	12,416	12,466
Investment and other income (note 3)	30	51
Total revenues and other income	12,446	12,517

Expenses
Exploration	3	2
Purchases of crude oil and products (b)	8,178	7,756
Production and manufacturing (c)	1,754	1,686
Selling and general (c) (note 11)	397	259
Federal excise tax and fuel charge	348	592
Depreciation and depletion (includes impairments)	520	531
Non-service pension and postretirement benefit	3	5
Financing (d) (note 5)	11	(2)
Total expenses	11,214	10,829

Income (loss) before income taxes	1,232	1,688

Income taxes	292	400

Net income (loss)	940	1,288

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	1.94	2.53
Net income (loss) per common share - diluted (note 9)	1.94	2.52
(a) Amounts from related parties included in revenues (note 1)	3,660	3,653
(b) Amounts to related parties included in purchases of crude oil and products (note 1)	1,250	1,206
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	155	164
(d) Amounts to related parties included in financing.	21	26

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2026	2025
Net income (loss)	940	1,288

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	(28)	12

Amortization of postretirement benefits liability adjustment included in net benefit costs	3	5
Total other comprehensive income (loss)	(25)	17

Comprehensive income (loss)	915	1,305

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2026	2025
Assets
Current assets
Cash and cash equivalents	1,029	1,142
Accounts receivable - net (a)	7,649	4,371
Inventories of crude oil and products	1,975	2,211
Materials, supplies and prepaid expenses	866	693
Total current assets	11,519	8,417
Investments and long-term receivables (b)	1,054	1,103
Property, plant and equipment,	60,465	60,031
less accumulated depreciation and depletion	(29,642)	(29,168)
Property, plant and equipment - net	30,823	30,863
Goodwill	166	166
Other assets, including intangibles - net	1,891	1,760
Total assets	45,453	42,309

Liabilities
Current liabilities
Notes and loans payable	19	19
Accounts payable and accrued liabilities (a) (note 7, 11)	9,203	6,595
Income taxes payable	126	2
Total current liabilities	9,348	6,616
Long-term debt (c) (note 6)	3,974	3,978
Other long-term obligations (note 7, 11)	5,124	4,959
Deferred income tax liabilities	4,259	4,502
Total liabilities	22,705	20,055

Shareholders’ equity
Common shares at stated value (d) (note 9)	895	895
Earnings reinvested	21,892	21,373
Accumulated other comprehensive income (loss) (note 10)	(39)	(14)
Total shareholders’ equity	22,748	22,254

Total liabilities and shareholders’ equity	45,453	42,309
(a) Accounts receivable - net included net amounts receivable from related parties.	1,326	399
(b) Investments and long-term receivables included amounts from related parties.	235	251
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	484	484

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2026	2025
Common shares at stated value (note 9)
At beginning of period	895	942
Share purchases at stated value	—	—
At end of period	895	942

Earnings reinvested
At beginning of period	21,373	22,745
Net income (loss) for the period	940	1,288
Share purchases in excess of stated value	—	—
Dividends declared	(421)	(367)
At end of period	21,892	23,666

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(14)	(214)
Other comprehensive income (loss)	(25)	17
At end of period	(39)	(197)

Shareholders’ equity at end of period	22,748	24,411

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Three Months to March 31
millions of Canadian dollars	2026	2025
Operating activities
Net income (loss)	940	1,288
Adjustments for non-cash items:
Depreciation and depletion (includes impairments)	520	531
(Gain) loss on asset sales (note 3)	(8)	(10)
Deferred income taxes and other	(346)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	(12)
Inventories, materials, supplies and prepaid expenses	63	(254)
Income taxes payable	124	(81)
Accounts payable and accrued liabilities	2,608	114
All other items - net (c)	133	(18)
Cash flows from (used in) operating activities	756	1,527

Investing activities
Additions to property, plant and equipment	(475)	(398)
Proceeds from asset sales (note 3)	9	11
Loans to equity companies - net	16	10
Cash flows from (used in) investing activities	(450)	(377)

Financing activities
Finance lease obligations - reduction (note 6)	(5)	(4)
Dividends paid	(350)	(307)
Common shares purchased (b) (note 9)	(64)	(54)
Cash flows from (used in) financing activities	(419)	(365)

Increase (decrease) in cash and cash equivalents	(113)	785
Cash and cash equivalents at beginning of period	1,142	979
Cash and cash equivalents at end of period (a)	1,029	1,764
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(37)

Interest (paid), net of capitalization.	(10)	(7)

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Notes to consolidated financial statements (unaudited)
Note 1. Basis of financial statement preparation
These unaudited consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (GAAP) and follow the same accounting policies and methods of computation as, and should be read in conjunction with, the most recent annual consolidated financial statements filed with the U.S. Securities and Exchange Commission (SEC) in the company’s 2025 annual report on Form 10-K. In the opinion of the company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The company’s exploration and production activities are accounted for under the "successful efforts" method.

Amounts for related party revenues and purchases for the three months ended March 31, 2025 have been revised from $2,874 million to $3,653 million and from $427 million to $1,206 million, respectively. Impacts of the revision offset to zero.
The results for the three months ended March 31, 2026, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Three Months to March 31	Upstream		Downstream		Chemical
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	125	39	12,051	12,161	240	266
Intersegment sales	3,895	4,405	1,840	1,837	96	106
Investment and other income (note 3)	1	14	19	21	—	—
Total revenues and other income	4,021	4,458	13,910	14,019	336	372
Expenses
Exploration	3	2	—	—	—	—
Purchases of crude oil and products	1,719	1,862	12,062	11,987	226	253
Production and manufacturing	1,236	1,176	463	457	52	51
Selling and general (note 11)	—	—	180	174	22	22
Federal excise tax and fuel charge	—	—	347	591	1	1
Depreciation and depletion	447	470	56	45	4	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	—	(12)	—	—	—	—
Total expenses	3,405	3,498	13,108	13,254	305	331
Income (loss) before income taxes	616	960	802	765	31	41
Income tax expense (benefit)	146	229	191	181	7	10
Net income (loss)	470	731	611	584	24	31
Cash flows from (used in) operating activities	121	201	604	1,356	25	59
Capital and exploration expenditures (c)	362	266	91	88	3	3
Total assets as at March 31	29,935	29,382	14,104	12,327	527	473

Three Months to March 31	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	—	—	—	—	12,416	12,466
Intersegment sales	—	—	(5,831)	(6,348)	—	—
Investment and other income (note 3)	10	16	—	—	30	51
Total revenues and other income	10	16	(5,831)	(6,348)	12,446	12,517
Expenses
Exploration	—	—	—	—	3	2
Purchases of crude oil and products	—	—	(5,829)	(6,346)	8,178	7,756
Production and manufacturing	3	2	—	—	1,754	1,686
Selling and general (note 11)	197	65	(2)	(2)	397	259
Federal excise tax and fuel charge	—	—	—	—	348	592
Depreciation and depletion	13	12	—	—	520	531
Non-service pension and postretirement benefit	3	5	—	—	3	5
Financing (note 5)	11	10	—	—	11	(2)
Total expenses	227	94	(5,831)	(6,348)	11,214	10,829
Income (loss) before income taxes	(217)	(78)	—	—	1,232	1,688
Income tax expense (benefit)	(52)	(20)	—	—	292	400
Net income (loss)	(165)	(58)	—	—	940	1,288
Cash flows from (used in) operating activities	6	(74)	—	(15)	756	1,527
Capital and exploration expenditures (c)	22	41	—	—	478	398
Total assets as at March 31	3,459	3,830	(2,572)	(2,123)	45,453	43,889

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $2,201 million (2025 - $2,791 million).
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

Revenues	Three Months to March 31
millions of Canadian dollars	2026	2025
Revenue from contracts with customers	9,832	10,135
Revenue outside the scope of ASC 606	2,584	2,331
Total	12,416	12,466
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Three Months to March 31
millions of Canadian dollars	2026	2025
Proceeds from asset sales	9	11
Book value of asset sales	1	1
Gain (loss) on asset sales, before-tax	8	10
Gain (loss) on asset sales, after-tax	7	9
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Three Months to March 31
millions of Canadian dollars	2026	2025
Pension benefits:
Service cost	43	47
Interest cost	95	93
Expected return on plan assets	(101)	(99)
Amortization of prior service cost	7	6
Amortization of actuarial loss (gain)	—	3
Net benefit cost	44	50

Other postretirement benefits:
Service cost	1	1
Interest cost	6	5
Amortization of prior service cost (credit)	(1)	(1)
Amortization of actuarial loss (gain)	(3)	(2)
Net benefit cost	3	3
Note 5. Financing costs

	Three Months to March 31
millions of Canadian dollars	2026	2025
Debt-related interest	31	37
Capitalized interest	(21)	(27)
Net interest expense	10	10
Other interest	1	(12)
Total financing	11	(2)

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2026	2025
Long-term debt	3,447	3,447
Finance leases	527	531
Total long-term debt	3,974	3,978
Note 7. Other long-term obligations

	As at Mar 31	As at Dec 31
millions of Canadian dollars	2026	2025
Employee retirement benefits (a)	845	811
Asset retirement obligations and other environmental liabilities (b)	3,352	3,348
Share-based incentive compensation liabilities	333	198
Operating lease liability (c)	146	149
Restructuring liability (note 11)	164	173
Other obligations	284	280
Total other long-term obligations	5,124	4,959
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2025 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $318 million in current liabilities (2025 - $318 million).
(c)Total operating lease liability also included $77 million in current liabilities (2025 - $87 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At March 31, 2026 and December 31, 2025, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Mar 31	As at Dec 31
thousands of barrels	2026	2025
Crude	1,776	954
Products	946	(702)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Three Months to March 31
millions of Canadian dollars	2026	2025
Revenues	65	15

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At March 31, 2026
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	143	122	—	265	(143)	—	122

Liabilities
Derivative liabilities (b)	158	81	—	239	(143)	(15)	81
(a)Included in the Consolidated balance sheet line: "Materials, supplies and prepaid expenses", "Accounts receivable - net" and “Other assets, including intangibles - net".
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

At March 31, 2026 and December 31, 2025, the company had $22 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Mar 31	As at Dec 31
thousands of shares	2026	2025
Authorized	1,100,000	1,100,000
Outstanding	483,593	483,593
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2024	509,045	942
Purchases at stated value	(25,452)	(47)
Balance as at December 31, 2025	483,593	895
Purchases at stated value	—	—
Balance as at March 31, 2026	483,593	895
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Three Months to March 31
	2026	2025
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	940	1,288
Weighted-average number of common shares outstanding (millions of shares)	483.6	509.0
Net income (loss) per common share (dollars)	1.94	2.53
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	940	1,288
Weighted-average number of common shares outstanding (millions of shares)	483.6	509.0
Effect of employee share-based awards (millions of shares)	1.2	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	484.8	510.2
Net income (loss) per common share (dollars)	1.94	2.52
Dividends per common share – declared (dollars)	0.87	0.72

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2026	2025
Balance at January 1	(14)	(214)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(28)	12
Amounts reclassified from accumulated other comprehensive income	3	5
Balance at March 31	(39)	(197)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Three Months to March 31
millions of Canadian dollars	2026	2025
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(3)	(6)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Three Months to March 31
millions of Canadian dollars	2026	2025
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	(9)	4
Amortization of postretirement benefits liability adjustment included in net benefit cost	—	1
Total	(9)	5

IMPERIAL OIL LIMITED
Note 11. Miscellaneous financial information

Restructuring charges
On September 29, 2025, the company announced restructuring plans to improve its performance by centralizing additional corporate and technical activities in global business and technology centres. The restructuring plans include a program of targeted workforce reductions. The program, which is expected to be substantially completed by the end of 2027, involves involuntary employee separations. In the third quarter of 2025, the company recorded charges of $330 million, before-tax, consisting primarily of restructuring costs associated with announced workforce reduction programs. These costs were captured in "Selling and general" on the Consolidated statement of income and reported in the Corporate and other segment.

The following table summarizes the reserves and charges related to the workforce reduction program, which are recorded in "Accounts payable and accrued liabilities" and "Other long-term obligations" on the Consolidated balance sheet.

millions of Canadian dollars	2026
Balance at January 1	330
Additions/adjustments	—
Payments made	(1)
Balance at March 31	329

IMPERIAL OIL LIMITED
Item 2. Management’s discussion and analysis of financial condition and results of operations
Recent business environment

During the first quarter of 2026, the price of crude oil increased relative to the fourth quarter of 2025, while the Canadian WTI/WCS spread widened. Geopolitical events in the Middle East and increasing supply uncertainty continued to drive volatility in crude oil prices and heavy crude differentials. Industry refining margins improved in the first quarter of 2026, impacted by industry supply outages.

During 2025, the United States implemented and adjusted a variety of trade-related measures, including tariffs on certain imports from Canada and several other countries. In response, Canada announced its own retaliatory tariffs. Based on Imperial's assessment of these actions and their effects to date, the company does not expect them to have a material impact on its consolidated financial position, results of operations, or cash flows.
Operating results
First quarter 2026 vs. first quarter 2025

	First Quarter
millions of Canadian dollars, unless noted	2026	2025
Net income (loss) (U.S. GAAP)	940	1,288
Net income (loss) per common share, assuming dilution (dollars)	1.94	2.52
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations decreased by $7.10 per barrel, primarily driven by a weaker WTI/WCS spread. Synthetic crude oil realizations decreased by $2.66 per barrel, primarily driven by a weaker Synthetic/WTI spread.
Volume – Inventory impacts partially offset by higher production.
Other – Primarily due to unfavourable foreign exchange impacts of about $100 million.

Marker prices and average realizations

	First Quarter
Canadian dollars, unless noted	2026	2025
West Texas Intermediate (US$ per barrel)	72.67	71.42
Western Canada Select (US$ per barrel)	58.33	58.83
WTI/WCS Spread (US$ per barrel)	14.34	12.59
Bitumen (per barrel)	68.21	75.31
Synthetic crude oil (per barrel)	96.13	98.79
Average foreign exchange rate (US$)	0.73	0.70

IMPERIAL OIL LIMITED
Production

	First Quarter
thousands of barrels per day	2026	2025
Kearl (Imperial's share)	183	181
Cold Lake	155	154
Syncrude (a)	72	73

Kearl total gross production (thousands of barrels per day)	259	256
(a)In the first quarter of 2026, Syncrude gross production included about 8 thousand barrels per day of bitumen and other products (2025 - 2 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Lower production at Syncrude driven by unplanned coker downtime, partially offset by improved mine reliability.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Other – Primarily due to product mix effects.
Refinery utilization and petroleum product sales

	First Quarter
thousands of barrels per day, unless noted	2026	2025
Refinery throughput	384	397
Refinery capacity utilization (percent)	88	91
Petroleum product sales	441	455

Lower refinery throughput and capacity utilization were primarily due to unplanned downtime and a disruption of synthetic crude feedstock caused by Syncrude's coker outage.
Lower petroleum product sales were primarily due to lower volumes in the supply channel.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

IMPERIAL OIL LIMITED
Corporate and other

	First Quarter
millions of Canadian dollars	2026	2025
Net income (loss) (U.S. GAAP)	(165)	(58)

Current year results reflect higher incentive compensation as a result of the higher share price.
Liquidity and capital resources

	First Quarter
millions of Canadian dollars	2026	2025
Cash flows from (used in):
Operating activities	756	1,527
Investing activities	(450)	(377)
Financing activities	(419)	(365)
Increase (decrease) in cash and cash equivalents	(113)	785

Cash and cash equivalents at period end	1,029	1,764

Cash flows from operating activities primarily reflect lower earnings and unfavourable working capital impacts.

Cash flows used in investing activities primarily reflect higher additions to property, plant and equipment.

Cash flows used in financing activities primarily reflect:

	First Quarter
millions of Canadian dollars, unless noted	2026	2025
Dividends paid	350	307
Per share dividend paid (dollars)	0.72	0.60
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares in the first quarter of 2026 and 2025.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the renewal of the company’s normal course issuer bid; the use of derivative instruments and effectiveness of risk mitigation; the company’s workforce transformation and restructuring plans to centralize activities in global business and technology centres, including timing and impacts; and the impact on the company of trade-related actions.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning for the renewal of the company’s normal course issuer bid, approval of the Toronto Stock Exchange and participation of the company’s majority shareholder; future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder in the normal course issuer bid, and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; availability and performance of third-party service providers, including ExxonMobil global capability centres and other service providers located outside of Canada; capital and environmental expenditures; the ability to offset any ongoing or renewed inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, disruptions, realignment or breaking of trade alliances or agreements or a broader breakdown in global trade, and disruptions in military alliances or wars; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws; third-party opposition to company and service provider operations, projects and infrastructure; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; competition from alternative energy sources, other emission reduction technologies, and established competitors in such markets; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational difficulties; availability and performance of third-party service providers, including ExxonMobil global capability centres and other services providers located outside of Canada; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; effectiveness of company risk management programs and emergency response preparedness; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; general economic conditions, including continued or renewed inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in "Item 1A risk factors" and "Item 7 management’s discussion and analysis of financial condition and results of operations" of Imperial’s most recent annual report on Form 10-K.

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the three months ended March 31, 2026, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2026
(January 1 - January 31)	—	—	—	—
February 2026
(February 1 - February 28)	—	—	—	—
March 2026
(March 1 - March 31)	—	—	—	—
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

The company intends to renew the normal course issuer bid in June 2026.

Item 5. Other information

During the three months ended March 31, 2026, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	May 4, 2026	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	May 4, 2026	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary