Form 10-Q
period 2026-06-30
IMPERIAL OIL LTD
filed 2026-08-03
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

The number of common shares outstanding, as of June 30, 2026 was 483,592,715.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Revenues and other income
Revenues (a)	15,981	11,208	28,397	23,674
Investment and other income (note 3)	81	24	111	75
Total revenues and other income	16,062	11,232	28,508	23,749

Expenses
Exploration	1	—	4	2
Purchases of crude oil and products (b)	10,641	7,215	18,819	14,971
Production and manufacturing (c)	1,819	1,664	3,573	3,350
Selling and general (c) (note 11)	144	251	541	510
Federal excise tax and fuel charge	70	372	418	964
Depreciation and depletion (includes impairments)	511	478	1,031	1,009
Non-service pension and postretirement benefit	2	6	5	11
Financing (d) (note 5)	14	2	25	—
Total expenses	13,202	9,988	24,416	20,817

Income (loss) before income taxes	2,860	1,244	4,092	2,932

Income taxes	670	295	962	695

Net income (loss)	2,190	949	3,130	2,237

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	4.53	1.86	6.47	4.39
Net income (loss) per common share - diluted (note 9)	4.52	1.86	6.46	4.38
(a) Amounts from related parties included in revenues.	5,186	3,342	8,846	6,995
(b) Amounts to related parties included in purchases of crude oil and products.	1,895	1,363	3,145	2,569
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	164	130	319	294
(d) Amounts to related parties included in financing.	22	23	43	49

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Net income (loss)	2,190	949	3,130	2,237

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	23	—	(5)	12

Amortization of postretirement benefits liability adjustment included in net benefit costs	2	5	5	10
Total other comprehensive income (loss)	25	5	—	22

Comprehensive income (loss)	2,215	954	3,130	2,259

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2026	2025
Assets
Current assets
Cash and cash equivalents	2,839	1,142
Accounts receivable - net (a)	8,172	4,371
Inventories of crude oil and products	1,927	2,211
Materials, supplies and prepaid expenses	1,006	693
Total current assets	13,944	8,417
Investments and long-term receivables (b)	1,026	1,103
Property, plant and equipment,	60,985	60,031
less accumulated depreciation and depletion	(30,139)	(29,168)
Property, plant and equipment - net	30,846	30,863
Goodwill	166	166
Other assets, including intangibles - net	1,881	1,760
Total assets	47,863	42,309

Liabilities
Current liabilities
Notes and loans payable	19	19
Accounts payable and accrued liabilities (a) (note 7, 11)	9,612	6,595
Income taxes payable	500	2
Total current liabilities	10,131	6,616
Long-term debt (c) (note 6)	3,969	3,978
Other long-term obligations (note 7, 11)	4,981	4,959
Deferred income tax liabilities	4,239	4,502
Total liabilities	23,320	20,055

Shareholders’ equity
Common shares at stated value (d) (note 9)	895	895
Earnings reinvested	23,662	21,373
Accumulated other comprehensive income (loss) (note 10)	(14)	(14)
Total shareholders’ equity	24,543	22,254

Total liabilities and shareholders’ equity	47,863	42,309
(a) Accounts receivable - net included net amounts receivable from related parties.	1,542	399
(b) Investments and long-term receivables included amounts from related parties.	234	251
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	484	484

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Common shares at stated value (note 9)
At beginning of period	895	942	895	942
Share purchases at stated value	—	—	—	—
At end of period	895	942	895	942

Earnings reinvested
At beginning of period	21,892	23,666	21,373	22,745
Net income (loss) for the period	2,190	949	3,130	2,237
Share purchases in excess of stated value	—	—	—	—
Dividends declared	(420)	(366)	(841)	(733)
At end of period	23,662	24,249	23,662	24,249

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(39)	(197)	(14)	(214)
Other comprehensive income (loss)	25	5	—	22
At end of period	(14)	(192)	(14)	(192)

Shareholders’ equity at end of period	24,543	24,999	24,543	24,999

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Operating activities
Net income (loss)	2,190	949	3,130	2,237
Adjustments for non-cash items:
Depreciation and depletion (includes impairments)	511	478	1,031	1,009
(Gain) loss on asset sales (note 3)	(56)	(1)	(64)	(11)
Deferred income taxes and other	(40)	—	(386)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(523)	168	(3,801)	156
Inventories, materials, supplies and prepaid expenses	(92)	201	(29)	(53)
Income taxes payable	374	—	498	(81)
Accounts payable and accrued liabilities	423	(317)	3,031	(203)
All other items - net (c)	(83)	(13)	50	(31)
Cash flows from (used in) operating activities	2,704	1,465	3,460	2,992

Investing activities
Additions to property, plant and equipment	(530)	(471)	(1,005)	(869)
Proceeds from asset sales (note 3)	58	2	67	13
Additional investments	—	(4)	—	(4)
Loans to equity companies - net	2	1	18	11
Cash flows from (used in) investing activities	(470)	(472)	(920)	(849)

Financing activities
Finance lease obligations - reduction (note 6)	(3)	(4)	(8)	(8)
Dividends paid	(421)	(367)	(771)	(674)
Common shares purchased (b) (note 9)	—	—	(64)	(54)
Cash flows from (used in) financing activities	(424)	(371)	(843)	(736)

Increase (decrease) in cash and cash equivalents	1,810	622	1,697	1,407
Cash and cash equivalents at beginning of period	1,029	1,764	1,142	979
Cash and cash equivalents at end of period (a)	2,839	2,386	2,839	2,386
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(37)	(74)	(74)

Interest (paid), net of capitalization.	(14)	(5)	(24)	(12)

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
The results for the six months ended June 30, 2026, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Second Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	110	87	15,552	10,862	319	259
Intersegment sales	5,387	3,701	2,230	1,550	128	97
Investment and other income (note 3)	1	(4)	68	15	—	—
Total revenues and other income	5,498	3,784	17,850	12,427	447	356
Expenses
Exploration	1	—	—	—	—	—
Purchases of crude oil and products	2,170	1,369	15,936	10,952	277	240
Production and manufacturing	1,220	1,127	542	466	54	62
Selling and general (note 11)	—	—	195	175	19	20
Federal excise tax and fuel charge	—	—	70	370	—	2
Depreciation and depletion	409	418	79	44	10	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	4	—	1	—	—	—
Total expenses	3,804	2,914	16,823	12,007	360	328
Income (loss) before income taxes	1,694	870	1,027	420	87	28
Income tax expense (benefit)	395	206	240	98	22	7
Net income (loss)	1,299	664	787	322	65	21
Cash flows from (used in) operating activities	1,707	1,021	1,027	641	46	(134)
Capital and exploration expenditures (c)	359	353	125	90	28	1

Second Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	—	—	—	—	15,981	11,208
Intersegment sales	—	—	(7,745)	(5,348)	—	—
Investment and other income (note 3)	12	13	—	—	81	24
Total revenues and other income	12	13	(7,745)	(5,348)	16,062	11,232
Expenses
Exploration	—	—	—	—	1	—
Purchases of crude oil and products	—	—	(7,742)	(5,346)	10,641	7,215
Production and manufacturing	3	9	—	—	1,819	1,664
Selling and general (note 11)	(67)	58	(3)	(2)	144	251
Federal excise tax and fuel charge	—	—	—	—	70	372
Depreciation and depletion	13	12	—	—	511	478
Non-service pension and postretirement benefit	2	6	—	—	2	6
Financing (note 5)	9	2	—	—	14	2
Total expenses	(40)	87	(7,745)	(5,348)	13,202	9,988
Income (loss) before income taxes	52	(74)	—	—	2,860	1,244
Income tax expense (benefit)	13	(16)	—	—	670	295
Net income (loss)	39	(58)	—	—	2,190	949
Cash flows from (used in) operating activities	(76)	(63)	—	—	2,704	1,465
Capital and exploration expenditures (c)	19	29	—	—	531	473

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $3,432 million (2025 - $1,915 million).
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

Revenues	Second Quarter
millions of Canadian dollars	2026	2025
Revenue from contracts with customers	13,547	9,559
Revenue outside the scope of ASC 606	2,434	1,649
Total	15,981	11,208
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Six Months to June 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	235	126	27,603	23,023	559	525
Intersegment sales	9,282	8,106	4,070	3,387	224	203
Investment and other income (note 3)	2	10	87	36	—	—
Total revenues and other income	9,519	8,242	31,760	26,446	783	728
Expenses
Exploration	4	2	—	—	—	—
Purchases of crude oil and products	3,889	3,231	27,998	22,939	503	493
Production and manufacturing	2,456	2,303	1,005	923	106	113
Selling and general (note 11)	—	—	375	349	41	42
Federal excise tax and fuel charge	—	—	417	961	1	3
Depreciation and depletion	856	888	135	89	14	8
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	4	(12)	1	—	—	—
Total expenses	7,209	6,412	29,931	25,261	665	659
Income (loss) before income taxes	2,310	1,830	1,829	1,185	118	69
Income tax expense (benefit)	541	435	431	279	29	17
Net income (loss)	1,769	1,395	1,398	906	89	52
Cash flows from (used in) operating activities	1,828	1,222	1,631	1,997	71	(75)
Capital and exploration expenditures (c)	721	619	216	178	31	4
Total assets as at June 30	29,834	29,387	14,337	11,784	590	519

Six Months to June 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	—	—	—	—	28,397	23,674
Intersegment sales	—	—	(13,576)	(11,696)	—	—
Investment and other income (note 3)	22	29	—	—	111	75
Total revenues and other income	22	29	(13,576)	(11,696)	28,508	23,749
Expenses
Exploration	—	—	—	—	4	2
Purchases of crude oil and products	—	—	(13,571)	(11,692)	18,819	14,971
Production and manufacturing	6	11	—	—	3,573	3,350
Selling and general (note 11)	130	123	(5)	(4)	541	510
Federal excise tax and fuel charge	—	—	—	—	418	964
Depreciation and depletion	26	24	—	—	1,031	1,009
Non-service pension and postretirement benefit	5	11	—	—	5	11
Financing (note 5)	20	12	—	—	25	—
Total expenses	187	181	(13,576)	(11,696)	24,416	20,817
Income (loss) before income taxes	(165)	(152)	—	—	4,092	2,932
Income tax expense (benefit)	(39)	(36)	—	—	962	695
Net income (loss)	(126)	(116)	—	—	3,130	2,237
Cash flows from (used in) operating activities	(70)	(137)	—	(15)	3,460	2,992
Capital and exploration expenditures (c)	41	70	—	—	1,009	871
Total assets as at June 30	5,379	4,510	(2,277)	(2,022)	47,863	44,178

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $5,633 million (2025 - $4,706 million).
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

Revenues	Six Months to June 30
millions of Canadian dollars	2026	2025
Revenue from contracts with customers	23,379	19,694
Revenue outside the scope of ASC 606	5,018	3,980
Total	28,397	23,674
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Proceeds from asset sales	58	2	67	13
Book value of asset sales	2	1	3	2
Gain (loss) on asset sales, before-tax	56	1	64	11
Gain (loss) on asset sales, after-tax	49	1	56	10
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Pension benefits:
Service cost	44	46	87	93
Interest cost	95	91	190	184
Expected return on plan assets	(100)	(98)	(201)	(197)
Amortization of prior service cost	6	8	13	14
Amortization of actuarial loss (gain)	—	3	—	6
Net benefit cost	45	50	89	100

Other postretirement benefits:
Service cost	1	1	2	2
Interest cost	5	6	11	11
Amortization of prior service cost (credit)	(1)	(1)	(2)	(2)
Amortization of actuarial loss (gain)	(2)	(3)	(5)	(5)
Curtailment loss (gain)	(1)	—	(1)	—
Net benefit cost	2	3	5	6
Note 5. Financing costs

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Debt-related interest	33	27	64	64
Capitalized interest	(23)	(25)	(44)	(52)
Net interest expense	10	2	20	12
Other interest	4	—	5	(12)
Total financing	14	2	25	—

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2026	2025
Long-term debt	3,447	3,447
Finance leases	522	531
Total long-term debt	3,969	3,978
Note 7. Other long-term obligations

	As at Jun 30	As at Dec 31
millions of Canadian dollars	2026	2025
Employee retirement benefits (a)	844	811
Asset retirement obligations and other environmental liabilities (b)	3,342	3,348
Share-based incentive compensation liabilities	265	198
Operating lease liability (c)	145	149
Restructuring liability (note 11)	98	173
Other obligations	287	280
Total other long-term obligations	4,981	4,959
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2025 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $318 million in current liabilities (2025 - $318 million).
(c)Total operating lease liability also included $67 million in current liabilities (2025 - $87 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At June 30, 2026 and December 31, 2025, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Jun 30	As at Dec 31
thousands of barrels	2026	2025
Crude	5,857	954
Products	559	(702)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Revenues	40	(24)	105	(9)

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At June 30, 2026
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	59	151	—	210	(54)	(5)	151

Liabilities
Derivative liabilities (b)	54	88	—	142	(54)	—	88
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

At June 30, 2026 and December 31, 2025, the company had $5 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Jun 30	As at Dec 31
thousands of shares	2026	2025
Authorized	1,100,000	1,100,000
Outstanding	483,593	483,593
The current 12-month normal course issuer bid program came into effect June 29, 2026 under which Imperial will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 24,179,635 common shares (5 percent of the total shares on June 15, 2026) which includes shares purchased under the normal course issuer bid from ExxonMobil Holdings Corporation. As in the past, ExxonMobil Holdings Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2024	509,045	942
Purchases at stated value	(25,452)	(47)
Balance as at December 31, 2025	483,593	895
Purchases at stated value	—	—
Balance as at June 30, 2026	483,593	895
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Second Quarter		Six Months to June 30
	2026	2025	2026	2025
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	2,190	949	3,130	2,237
Weighted-average number of common shares outstanding (millions of shares)	483.6	509.0	483.6	509.0
Net income (loss) per common share (dollars)	4.53	1.86	6.47	4.39
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	2,190	949	3,130	2,237
Weighted-average number of common shares outstanding (millions of shares)	483.6	509.0	483.6	509.0
Effect of employee share-based awards (millions of shares)	1.3	1.3	1.3	1.2
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	484.9	510.3	484.9	510.2
Net income (loss) per common share (dollars)	4.52	1.86	6.46	4.38
Dividends per common share – declared (dollars)	0.87	0.72	1.74	1.44

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2026	2025
Balance at January 1	(14)	(214)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	(5)	12
Amounts reclassified from accumulated other comprehensive income	5	10
Balance at June 30	(14)	(192)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	(3)	(7)	(6)	(13)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Second Quarter		Six Months to June 30
millions of Canadian dollars	2026	2025	2026	2025
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	8	—	(1)	4
Amortization of postretirement benefits liability adjustment included in net benefit cost	1	2	1	3
Total	9	2	—	7

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

	Second Quarter	Six Months to June 30
millions of Canadian dollars	2026	2026
Balance at beginning of period	329	330
Additions/adjustments	(50)	(50)
Payments made	(11)	(12)
Balance at end of period	268	268

IMPERIAL OIL LIMITED
Item 2. Management’s discussion and analysis of financial condition and results of operations
Recent business environment

During the second quarter of 2026, the price of crude oil increased relative to the first quarter of 2026, while the Canadian WTI/WCS spread widened slightly. Geopolitical events in the Middle East and increasing supply uncertainty continued to drive volatility in crude oil prices and heavy crude differentials. Industry refining margins improved in the second quarter of 2026, impacted by global product supply disruptions.

Starting in 2025, the United States implemented and adjusted a variety of trade-related measures, including tariffs on certain imports from Canada and several other countries. In response, Canada announced its own retaliatory tariffs. Based on Imperial's assessment of these actions and their effects to date, the company does not expect them to have a material impact on its consolidated financial position, results of operations, or cash flows.
Operating results
Second quarter 2026 vs. second quarter 2025

	Second Quarter
millions of Canadian dollars, unless noted	2026	2025
Net income (loss) (U.S. GAAP)	2,190	949
Net income (loss) per common share, assuming dilution (dollars)	4.52	1.86
Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations increased by $29.97 per barrel, primarily driven by higher marker prices, partially offset by a weaker WTI/WCS spread and higher diluent costs. Synthetic crude oil realizations increased by $53.25 per barrel, primarily driven by higher marker prices and an improved Synthetic/WTI spread.

Volume – Lower volumes were primarily driven by lower production at Kearl and Syncrude.

Royalty – Higher royalties were primarily driven by higher commodity prices.

Marker prices and average realizations

	Second Quarter
Canadian dollars, unless noted	2026	2025
West Texas Intermediate (US$ per barrel)	92.69	63.69
Western Canada Select (US$ per barrel)	77.90	53.66
WTI/WCS Spread (US$ per barrel)	14.79	10.03
Bitumen (per barrel)	95.79	65.82
Synthetic crude oil (per barrel)	141.10	87.85
Average foreign exchange rate (US$)	0.72	0.72

IMPERIAL OIL LIMITED
Production

	Second Quarter
thousands of barrels per day	2026	2025
Kearl (Imperial's share)	182	195
Cold Lake	149	145
Syncrude (a)	73	77

Kearl total gross production (thousands of barrels per day)	257	275
(a)In the second quarter of 2026, Syncrude gross production included about 0 thousand barrels per day of bitumen and other products (2025 - 4 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

Lower production at Kearl was driven by the absence of exceptional high-quality ore grade versus the second quarter of 2025.

Lower production at Syncrude was driven by extreme rainfall, partially offset by lower unplanned downtime.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Primarily due to turnaround impacts of about $190 million partially offset by favourable product mix effects of about $140 million.
Refinery utilization and petroleum product sales

	Second Quarter
thousands of barrels per day, unless noted	2026	2025
Refinery throughput	331	376
Refinery capacity utilization (percent)	76	87
Petroleum product sales	446	480

Lower refinery throughput and capacity utilization were primarily due to planned turnaround impacts.

Lower petroleum product sales were aligned with lower throughput related to planned turnaround work at the Strathcona refinery.
Imperial has updated its refinery throughput and refinery utilization guidance ranges for 2026 from 395,000 - 405,000 barrels per day and 91% - 93% utilization to 370,000 - 380,000 barrels per day and 85% - 88% utilization, to reflect unplanned downtime, and a short-term rail logistic challenge at Strathcona which is targeted to be resolved by year end.

IMPERIAL OIL LIMITED
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars
Margins – Higher margins primarily reflect improved industry polyethylene margins.
Corporate and other

	Second Quarter
millions of Canadian dollars	2026	2025
Net income (loss) (U.S. GAAP)	39	(58)

Current quarter results reflect lower incentive compensation.
Liquidity and capital resources

	Second Quarter
millions of Canadian dollars	2026	2025
Cash flows from (used in):
Operating activities	2,704	1,465
Investing activities	(470)	(472)
Financing activities	(424)	(371)
Increase (decrease) in cash and cash equivalents	1,810	622

Cash and cash equivalents at period end	2,839	2,386

Cash flows from operating activities primarily reflect higher earnings.

Cash flows used in investing activities primarily reflect additions to property, plant, and equipment offset by proceeds from the sale of surplus property in Montreal.

Cash flows used in financing activities primarily reflect:

	Second Quarter
millions of Canadian dollars, unless noted	2026	2025
Dividends paid	421	367
Per share dividend paid (dollars)	0.87	0.72
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares in the second quarter of 2026 and 2025.

On June 23, 2026, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 24,179,635 common shares during the period June 29, 2026 to June 28, 2027. This maximum includes shares purchased under the normal course issuer bid from ExxonMobil Holdings Corporation. As in the past, ExxonMobil Holdings Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2027. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

IMPERIAL OIL LIMITED
Six months 2026 vs. six months 2025

	Six Months
millions of Canadian dollars, unless noted	2026	2025
Net income (loss) (U.S. GAAP)	3,130	2,237
Net income (loss) per common share, assuming dilution (dollars)	6.46	4.38

Upstream
Net income (loss) factor analysis
millions of Canadian dollars
Price – Average bitumen realizations increased by $11.41 per barrel, primarily driven by higher marker prices, partially offset by a weaker WTI/WCS spread and higher diluent costs. Synthetic crude oil realizations increased by $25.72 per barrel, primarily driven by higher marker prices and an improved Synthetic/WTI spread.

Volume – Lower volumes were primarily driven by lower production at Kearl and Syncrude.

Royalty – Higher royalties were primarily driven by higher commodity prices.

Other – Primarily due to unfavourable foreign exchange impacts of about $100 million and higher operating costs of about $100 million, primarily related to Syncrude.
Marker prices and average realizations

	Six Months
Canadian dollars, unless noted	2026	2025
West Texas Intermediate (US$ per barrel)	82.77	67.52
Western Canada Select (US$ per barrel)	68.19	56.25
WTI/WCS Spread (US$ per barrel)	14.58	11.27
Bitumen (per barrel)	81.91	70.50
Synthetic crude oil (per barrel)	118.86	93.14
Average foreign exchange rate (US$)	0.73	0.71
Production

	Six Months
thousands of barrels per day	2026	2025
Kearl (Imperial's share)	183	189
Cold Lake	152	150
Syncrude (a)	73	75

Kearl total gross production (thousands of barrels per day)	258	266
(a)In 2026, Syncrude gross production included about 4 thousand barrels per day of bitumen and other products (2025 - 3 thousand barrels per day) that were exported to the operator's facilities using an existing interconnect pipeline.

IMPERIAL OIL LIMITED
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Primarily due to favourable product mix effects of about $230 million partially offset by turnaround impacts of about $190 million.
Refinery utilization and petroleum product sales

	Six Months
thousands of barrels per day, unless noted	2026	2025
Refinery throughput	358	387
Refinery capacity utilization (percent)	82	89
Petroleum product sales	444	468

Lower refinery throughput and capacity utilization were primarily due to planned turnaround impacts.
Lower petroleum product sales were aligned with lower throughput related to planned turnaround work at the Strathcona refinery.
Imperial has updated its refinery throughput and refinery utilization guidance ranges for 2026 from 395,000 - 405,000 barrels per day and 91% - 93% utilization to 370,000 - 380,000 barrels per day and 85% - 88% utilization, to reflect unplanned downtime, and a short-term rail logistic challenge at Strathcona which is targeted to be resolved by year end.
Chemicals
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved industry polyethylene margins.

IMPERIAL OIL LIMITED
Corporate and other

	Six Months
millions of Canadian dollars	2026	2025
Net income (loss) (U.S. GAAP)	(126)	(116)
Liquidity and capital resources

	Six Months
millions of Canadian dollars	2026	2025
Cash flows from (used in):
Operating activities	3,460	2,992
Investing activities	(920)	(849)
Financing activities	(843)	(736)
Increase (decrease) in cash and cash equivalents	1,697	1,407

Cash flows from operating activities primarily reflect higher earnings partially offset by unfavourable working capital impacts.

Cash flows used in investing activities primarily reflect additions to property, plant, and equipment partially offset by proceeds from the sale of surplus property in Montreal.

Cash flows used in financing activities primarily reflect:

	Six Months
millions of Canadian dollars, unless noted	2026	2025
Dividends paid	771	674
Per share dividend paid (dollars)	1.59	1.32
Share repurchases (a)	—	—
Number of shares purchased (millions) (a)	—	—
(a)The company did not purchase any shares during the six months ended June 30, 2026 and 2025.

IMPERIAL OIL LIMITED
Forward-looking statements

Statements of future events or conditions in this report, including projections, targets, expectations, estimates, and business plans are forward-looking statements. Forward-looking statements can be identified by words such as believe, anticipate, intend, propose, plan, goal, seek, project, predict, target, estimate, expect, strategy, outlook, schedule, future, continue, likely, may, should, will and similar references to future periods. Forward-looking statements in this release include, but are not limited to, references to the company’s purchases under the normal course issuer bid and plans to accelerate completion prior to year end; the continued evaluation of the company’s share purchase program in the context of overall capital activities; the company’s updated Downstream refinery throughput and capacity utilization guidance for 2026; company performance in the second half of the year; the target date to resolve short-term rail logistic challenges at Strathcona by year end; the use of derivative instruments and effectiveness of risk mitigation; the company’s workforce transformation and restructuring plans to centralize activities in global business and technology centres, including timing and impacts; and the impact on the company of trade-related actions.

Forward-looking statements are based on the company's current expectations, estimates, projections and assumptions at the time the statements are made. Actual future financial and operating results, including expectations and assumptions concerning future energy demand, supply and mix; production rates, growth and mix across various assets; for shareholder returns, assumptions such as cash flow forecasts, financing sources and capital structure, participation of the company’s majority shareholder in the normal course issuer bid, and the results of periodic and ongoing evaluation of alternate uses of capital; project plans, timing, costs, technical evaluations and capacities and the company’s ability to effectively execute on these plans and operate its assets; availability and performance of third-party service providers, including ExxonMobil global capability centres and other service providers located outside of Canada; Strathcona rail logistics challenges; maintenance and turnaround activity and cost; capital and environmental expenditures; the ability to offset any ongoing or renewed inflationary pressures; applicable laws and government policies, including with respect to climate change, greenhouse gas emissions reductions and low carbon fuels; cash generation, financing sources and capital structure, such as dividends and shareholder returns, including the timing and amounts of share repurchases; and commodity prices, foreign exchange rates and general market conditions, could differ materially depending on a number of factors.

These factors include global, regional or local changes in supply and demand for oil, natural gas, petroleum and petrochemical products, feedstocks and other market factors, economic conditions and seasonal fluctuations and resulting demand, price, differential and margin impacts, including Canadian and foreign government action with respect to supply levels, prices, trade tariffs, trade sanctions or trade controls, disruptions, realignment or breaking of trade alliances or agreements or a broader breakdown in global trade, and disruptions in military alliances or wars; political or regulatory events, including changes in law or government policy, applicable royalty rates, and tax laws; third-party opposition to company and service provider operations, projects and infrastructure; failure, delay, reduction, revocation or uncertainty regarding supportive policy and market development for the adoption of emerging lower emission energy technologies and other technologies that support emissions reductions; the receipt, in a timely manner, of regulatory and third-party approvals, including for new technologies relating to the company’s lower emissions business activities; competition from alternative energy sources, other emission reduction technologies, and established competitors in such markets; availability and allocation of capital; project management and schedules and timely completion of projects; unanticipated technical or operational disruptions or difficulties; availability and performance of third-party service providers, including ExxonMobil global capability centres and other service providers located outside of Canada; environmental risks inherent in oil and gas exploration and production activities; environmental regulation, including climate change and greenhouse gas regulation and changes to such regulation; effectiveness of company risk management programs and emergency response preparedness; operational hazards and risks; cybersecurity incidents including incidents caused by actors employing emerging technologies such as artificial intelligence; currency exchange rates; general economic conditions, including continued or renewed inflation and the occurrence and duration of economic recessions or downturns; and other factors discussed in "Item 1A risk factors" and "Item 7 management’s discussion and analysis of financial condition and results of operations" of Imperial’s most recent annual report on Form 10-K.

IMPERIAL OIL LIMITED
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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the six months ended June 30, 2026, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b) (c)
April 2026
(April 1 - April 30)	—	—	—	—
May 2026
(May 1 - May 31)	—	—	—	—
June 2026
(June 1 - June 30)	—	—	—	—
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

(c)On June 23, 2026, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. Shareholders may obtain a copy of the Notice of Intention to Make a Normal Course Issuer Bid approved by the TSX without charge by contacting the company. The program enables the company to purchase up to a maximum of 24,179,635 common shares during the period June 29, 2026 to June 28, 2027. This maximum includes shares purchased under the normal course issuer bid from ExxonMobil Holdings Corporation. As in the past, ExxonMobil Holdings Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2027. Imperial plans to accelerate its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended June 30, 2026, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	August 3, 2026	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	August 3, 2026	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary