Form 10-Q
period 2026-09-30
IMPERIAL OIL LTD
filed 2026-11-02
CIK 49938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

The number of common shares outstanding, as of September 30, 2026 was 472,011,797.

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

IMPERIAL OIL LIMITED
PART I. FINANCIAL INFORMATION
Item 1. Financial statements

Consolidated statement of income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Revenues and other income
Revenues (a)	16,179	11,994	44,576	35,668
Investment and other income (note 3)	26	55	137	130
Total revenues and other income	16,205	12,049	44,713	35,798

Expenses
Exploration	6	1	10	3
Purchases of crude oil and products (b)	10,130	7,776	28,949	22,747
Production and manufacturing (c)	1,949	1,625	5,522	4,975
Selling and general (c) (note 11)	390	622	931	1,132
Federal excise tax and fuel charge	—	380	418	1,344
Depreciation and depletion (includes impairments) (note 11)	500	911	1,531	1,920
Non-service pension and postretirement benefit	(2)	25	3	36
Financing (d) (note 5)	13	8	38	8
Total expenses	12,986	11,348	37,402	32,165

Income (loss) before income taxes	3,219	701	7,311	3,633

Income taxes	765	162	1,727	857

Net income (loss)	2,454	539	5,584	2,776

Per share information (Canadian dollars)
Net income (loss) per common share - basic (note 9)	5.13	1.07	11.59	5.47
Net income (loss) per common share - diluted (note 9)	5.11	1.07	11.55	5.46
(a) Amounts from related parties included in revenues.	4,592	3,345	13,438	10,340
(b) Amounts to related parties included in purchases of crude oil and products.	2,195	1,619	5,340	4,188
(c) Amounts to related parties included in production and manufacturing, and selling and general expenses.	183	88	502	382
(d) Amounts to related parties included in financing.	22	30	65	79

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED
Consolidated statement of comprehensive income (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Net income (loss)	2,454	539	5,584	2,776

Other comprehensive income (loss), net of income taxes
Postretirement benefits liability adjustment (excluding amortization)	14	—	9	12

Amortization of postretirement benefits liability adjustment included in net benefit costs	(1)	5	4	15
Total other comprehensive income (loss)	13	5	13	27

Comprehensive income (loss)	2,467	544	5,597	2,803

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated balance sheet (U.S. GAAP, unaudited)

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2026	2025
Assets
Current assets
Cash and cash equivalents	2,893	1,142
Accounts receivable - net (a)	9,153	4,371
Inventories of crude oil and products	2,118	2,211
Materials, supplies and prepaid expenses	985	693
Total current assets	15,149	8,417
Investments and long-term receivables (b)	1,030	1,103
Property, plant and equipment, (note 11)	61,557	60,031
less accumulated depreciation and depletion (note 11)	(30,557)	(29,168)
Property, plant and equipment - net (note 11)	31,000	30,863
Goodwill	166	166
Other assets, including intangibles - net	1,946	1,760
Total assets	49,291	42,309

Liabilities
Current liabilities
Notes and loans payable	19	19
Accounts payable and accrued liabilities (a) (note 7, 11)	10,519	6,595
Income taxes payable	1,083	2
Total current liabilities	11,621	6,616
Long-term debt (c) (note 6)	3,965	3,978
Other long-term obligations (note 7, 11)	5,133	4,959
Deferred income tax liabilities	4,105	4,502
Total liabilities	24,824	20,055

Shareholders’ equity
Common shares at stated value (d) (note 9)	874	895
Earnings reinvested	23,594	21,373
Accumulated other comprehensive income (loss) (note 10)	(1)	(14)
Total shareholders’ equity	24,467	22,254

Total liabilities and shareholders’ equity	49,291	42,309
(a) Accounts receivable - net included net amounts receivable from related parties.	1,110	399
(b) Investments and long-term receivables included amounts from related parties.	232	251
(c) Long-term debt included amounts to related parties.	3,447	3,447
(d) Number of common shares authorized (millions).	1,100	1,100
Number of common shares outstanding (millions).	472	484

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of shareholders’ equity (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Common shares at stated value (note 9)
At beginning of period	895	942	895	942
Share purchases at stated value	(21)	(23)	(21)	(23)
At end of period	874	919	874	919

Earnings reinvested
At beginning of period	23,662	24,249	21,373	22,745
Net income (loss) for the period	2,454	539	5,584	2,776
Share purchases in excess of stated value	(2,107)	(1,475)	(2,107)	(1,475)
Dividends declared	(415)	(361)	(1,256)	(1,094)
At end of period	23,594	22,952	23,594	22,952

Accumulated other comprehensive income (loss) (note 10)
At beginning of period	(14)	(192)	(14)	(214)
Other comprehensive income (loss)	13	5	13	27
At end of period	(1)	(187)	(1)	(187)

Shareholders’ equity at end of period	24,467	23,684	24,467	23,684

The information in the notes to consolidated financial statements is an integral part of these statements.

IMPERIAL OIL LIMITED

Consolidated statement of cash flows (U.S. GAAP, unaudited)

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Operating activities
Net income (loss)	2,454	539	5,584	2,776
Adjustments for non-cash items:
Depreciation and depletion (includes impairments) (note 11)	500	911	1,531	1,920
(Gain) loss on asset sales (note 3)	5	22	(59)	11
Deferred income taxes and other	(175)	(200)	(561)	(231)
Changes in operating assets and liabilities:
Accounts receivable	(966)	444	(4,767)	600
Inventories, materials, supplies and prepaid expenses	(143)	(266)	(172)	(319)
Income taxes payable	583	18	1,081	(63)
Accounts payable and accrued liabilities	797	2	3,828	(201)
All other items - net (c)	173	328	223	297
Cash flows from (used in) operating activities	3,228	1,798	6,688	4,790

Investing activities
Additions to property, plant and equipment	(662)	(504)	(1,667)	(1,373)
Proceeds from asset sales (note 3)	(2)	21	65	34
Additional investments	—	—	—	(4)
Loans to equity companies - net	2	1	20	12
Cash flows from (used in) investing activities	(662)	(482)	(1,582)	(1,331)

Financing activities
Finance lease obligations - reduction (note 6)	(6)	(6)	(14)	(14)
Dividends paid	(420)	(366)	(1,191)	(1,040)
Common shares purchased (b) (note 9)	(2,086)	(1,469)	(2,150)	(1,523)
Cash flows from (used in) financing activities	(2,512)	(1,841)	(3,355)	(2,577)

Increase (decrease) in cash and cash equivalents	54	(525)	1,751	882
Cash and cash equivalents at beginning of period	2,839	2,386	1,142	979
Cash and cash equivalents at end of period (a)	2,893	1,861	2,893	1,861
(a) Cash equivalents are all highly liquid securities with maturity of three months or less.
(b) Includes 2 percent tax paid on repurchases of equity.
(c) Includes contributions to registered pension plans.	(37)	(37)	(111)	(111)

Interest (paid), net of capitalization.	(14)	(8)	(38)	(20)

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
The results for the nine months ended September 30, 2026, are not necessarily indicative of the operations to be expected for the full year.
All amounts are in Canadian dollars unless otherwise indicated.

IMPERIAL OIL LIMITED
Note 2. Business segments

Third Quarter	Upstream		Downstream		Chemical
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	167	72	15,737	11,675	275	247
Intersegment sales	4,900	4,034	1,842	1,517	128	96
Investment and other income (note 3)	1	3	2	31	—	—
Total revenues and other income	5,068	4,109	17,581	13,223	403	343
Expenses
Exploration	6	1	—	—	—	—
Purchases of crude oil and products	2,007	1,612	14,748	11,578	243	231
Production and manufacturing	1,376	1,098	517	462	56	58
Selling and general (note 11)	—	—	229	169	33	22
Federal excise tax and fuel charge	—	—	—	379	—	1
Depreciation and depletion (note 11)	430	434	57	56	2	4
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	5	3	—	—	—	—
Total expenses	3,824	3,148	15,551	12,644	334	316
Income (loss) before income taxes	1,244	961	2,030	579	69	27
Income tax expense (benefit)	303	233	475	135	17	6
Net income (loss)	941	728	1,555	444	52	21
Cash flows from (used in) operating activities	2,069	1,415	886	319	97	15
Capital and exploration expenditures (c)	514	353	124	114	6	4

Third Quarter	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	—	—	—	—	16,179	11,994
Intersegment sales	—	—	(6,870)	(5,647)	—	—
Investment and other income (note 3)	23	21	—	—	26	55
Total revenues and other income	23	21	(6,870)	(5,647)	16,205	12,049
Expenses
Exploration	—	—	—	—	6	1
Purchases of crude oil and products	—	—	(6,868)	(5,645)	10,130	7,776
Production and manufacturing	—	7	—	—	1,949	1,625
Selling and general (note 11)	130	433	(2)	(2)	390	622
Federal excise tax and fuel charge	—	—	—	—	—	380
Depreciation and depletion (note 11)	11	417	—	—	500	911
Non-service pension and postretirement benefit	(2)	25	—	—	(2)	25
Financing (note 5)	8	5	—	—	13	8
Total expenses	147	887	(6,870)	(5,647)	12,986	11,348
Income (loss) before income taxes	(124)	(866)	—	—	3,219	701
Income tax expense (benefit)	(30)	(212)	—	—	765	162
Net income (loss)	(94)	(654)	—	—	2,454	539
Cash flows from (used in) operating activities	176	49	—	—	3,228	1,798
Capital and exploration expenditures (c)	24	34	—	—	668	505

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $3,352 million (2025 - $2,404 million).
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

Revenues	Third Quarter
millions of Canadian dollars	2026	2025
Revenue from contracts with customers	14,163	9,696
Revenue outside the scope of ASC 606	2,016	2,298
Total	16,179	11,994
(c)Capital and exploration expenditures (CAPEX) include exploration expenses, additions to property, plant and equipment, additions to finance leases, additional investments and acquisitions and the company’s share of similar costs for equity companies. CAPEX excludes the purchase of carbon emission credits.

IMPERIAL OIL LIMITED

Nine Months to September 30	Upstream		Downstream		Chemical
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	402	198	43,340	34,698	834	772
Intersegment sales	14,182	12,140	5,912	4,904	352	299
Investment and other income (note 3)	3	13	89	67	—	—
Total revenues and other income	14,587	12,351	49,341	39,669	1,186	1,071
Expenses
Exploration	10	3	—	—	—	—
Purchases of crude oil and products	5,896	4,843	42,746	34,517	746	724
Production and manufacturing	3,832	3,401	1,522	1,385	162	171
Selling and general (note 11)	—	—	604	518	74	64
Federal excise tax and fuel charge	—	—	417	1,340	1	4
Depreciation and depletion (note 11)	1,286	1,322	192	145	16	12
Non-service pension and postretirement benefit	—	—	—	—	—	—
Financing (note 5)	9	(9)	1	—	—	—
Total expenses	11,033	9,560	45,482	37,905	999	975
Income (loss) before income taxes	3,554	2,791	3,859	1,764	187	96
Income tax expense (benefit)	844	668	906	414	46	23
Net income (loss)	2,710	2,123	2,953	1,350	141	73
Cash flows from (used in) operating activities	3,897	2,637	2,517	2,316	168	(60)
Capital and exploration expenditures (c)	1,235	972	340	292	37	8
Total assets as at September 30 (d) (note 11)	29,858	28,449	16,205	11,696	569	542

Nine Months to September 30	Corporate and other		Eliminations		Consolidated
millions of Canadian dollars	2026	2025	2026	2025	2026	2025
Revenues and other income
Revenues (a) (b)	—	—	—	—	44,576	35,668
Intersegment sales	—	—	(20,446)	(17,343)	—	—
Investment and other income (note 3)	45	50	—	—	137	130
Total revenues and other income	45	50	(20,446)	(17,343)	44,713	35,798
Expenses
Exploration	—	—	—	—	10	3
Purchases of crude oil and products	—	—	(20,439)	(17,337)	28,949	22,747
Production and manufacturing	6	18	—	—	5,522	4,975
Selling and general (note 11)	260	556	(7)	(6)	931	1,132
Federal excise tax and fuel charge	—	—	—	—	418	1,344
Depreciation and depletion (note 11)	37	441	—	—	1,531	1,920
Non-service pension and postretirement benefit	3	36	—	—	3	36
Financing (note 5)	28	17	—	—	38	8
Total expenses	334	1,068	(20,446)	(17,343)	37,402	32,165
Income (loss) before income taxes	(289)	(1,018)	—	—	7,311	3,633
Income tax expense (benefit)	(69)	(248)	—	—	1,727	857
Net income (loss)	(220)	(770)	—	—	5,584	2,776
Cash flows from (used in) operating activities	106	(88)	—	(15)	6,688	4,790
Capital and exploration expenditures (c)	65	104	—	—	1,677	1,376
Total assets as at September 30 (d) (note 11)	5,177	4,034	(2,518)	(1,758)	49,291	42,963

IMPERIAL OIL LIMITED
(a)Includes export sales to the United States of $8,985 million (2025 - $7,110 million).
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

Revenues	Nine Months to September 30
millions of Canadian dollars	2026	2025
Revenue from contracts with customers	37,542	29,390
Revenue outside the scope of ASC 606	7,034	6,278
Total	44,576	35,668
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

IMPERIAL OIL LIMITED
Note 3. Investment and other income
Investment and other income included gains and losses on asset sales as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Proceeds from asset sales	(2)	21	65	34
Book value of asset sales	3	43	6	45
Gain (loss) on asset sales, before-tax	(5)	(22)	59	(11)
Gain (loss) on asset sales, after-tax	(4)	(24)	52	(14)
Note 4. Employee retirement benefits
The components of net benefit cost were as follows:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Pension benefits:
Service cost	43	46	130	139
Interest cost	94	93	284	277
Expected return on plan assets	(101)	(99)	(302)	(296)
Amortization of prior service cost	9	7	22	21
Amortization of actuarial loss (gain)	(1)	2	(1)	8
Net pension enhancement	—	19	—	19
Net benefit cost	44	68	133	168

Other postretirement benefits:
Service cost	—	2	2	4
Interest cost	7	4	18	15
Amortization of prior service cost (credit)	(2)	(1)	(4)	(3)
Amortization of actuarial loss (gain)	(2)	(1)	(7)	(6)
Net other postretirement benefits enhancement and curtailment cost	(6)	1	(7)	1
Net benefit cost	(3)	5	2	11
Note 5. Financing costs

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Debt-related interest	32	39	96	103
Capitalized interest	(24)	(34)	(68)	(86)
Net interest expense	8	5	28	17
Other interest	5	3	10	(9)
Total financing	13	8	38	8

IMPERIAL OIL LIMITED
Note 6. Long-term debt

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2026	2025
Long-term debt	3,447	3,447
Finance leases	518	531
Total long-term debt	3,965	3,978
Note 7. Other long-term obligations

	As at Sep 30	As at Dec 31
millions of Canadian dollars	2026	2025
Employee retirement benefits (a)	818	811
Asset retirement obligations and other environmental liabilities (b)	3,347	3,348
Share-based incentive compensation liabilities	400	198
Operating lease liability (c)	169	149
Restructuring liability (note 11)	85	173
Other obligations	314	280
Total other long-term obligations	5,133	4,959
(a)Total recorded employee retirement benefits obligations also included $63 million in current liabilities (2025 - $63 million).
(b)Total asset retirement obligations and other environmental liabilities also included $318 million in current liabilities (2025 - $318 million).
(c)Total operating lease liability also included $73 million in current liabilities (2025 - $87 million).

IMPERIAL OIL LIMITED
Note 8. Financial and derivative instruments
Financial instruments
The fair value of the company’s financial instruments is determined by reference to various market data and other appropriate valuation techniques. There are no material differences between the fair value of the company’s financial instruments and the recorded carrying value. At September 30, 2026 and December 31, 2025, the fair value of long-term debt ($3,447 million, excluding finance lease obligations) was primarily a level 2 measurement.
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
The net notional long/(short) position of derivative instruments was:

	As at Sep 30	As at Dec 31
thousands of barrels	2026	2025
Crude	(4,234)	954
Products	376	(702)
Realized and unrealized gain/(loss) on derivative instruments recognized in the Consolidated statement of income is included in the following line on a before-tax basis:

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Revenues	128	20	233	11

IMPERIAL OIL LIMITED
The estimated fair value of derivative instruments, and the related hierarchy level for the fair value measurement, were as follows:

At September 30, 2026
millions of Canadian dollars
	Fair value				Effect of counterparty netting	Effect of collateral netting	Net carrying value
	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (a)	36	161	—	197	(36)	—	161

Liabilities
Derivative liabilities (b)	46	90	—	136	(36)	(10)	90
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

At September 30, 2026 and December 31, 2025, the company had $8 million and $6 million, respectively, of collateral under a master netting arrangement not offset against the derivatives on the Consolidated balance sheet in "Accounts receivable - net", primarily related to initial margin requirements.

IMPERIAL OIL LIMITED
Note 9. Common shares

	As at Sep 30	As at Dec 31
thousands of shares	2026	2025
Authorized	1,100,000	1,100,000
Outstanding	472,012	483,593
The current 12-month normal course issuer bid program came into effect June 29, 2026 under which Imperial has continued its existing share purchase program. The program enables the company to purchase up to a maximum of 24,179,635 common shares (5 percent of the total shares on June 15, 2026) which includes shares purchased under the normal course issuer bid from ExxonMobil Holdings Corporation. As in the past, ExxonMobil Holdings Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. Imperial plans to continue its acceleration of its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.
The excess of the purchase cost over the stated value of shares purchased has been recorded as a distribution of earnings reinvested.
The company’s common share activities are summarized below:

	Thousands of shares	Millions of dollars
Balance as at December 31, 2024	509,045	942
Purchases at stated value	(25,452)	(47)
Balance as at December 31, 2025	483,593	895
Purchases at stated value	(11,581)	(21)
Balance as at September 30, 2026	472,012	874
The following table provides the calculation of basic and diluted earnings per common share and the dividends declared by the company on its outstanding common shares:

	Third Quarter		Nine Months to September 30
	2026	2025	2026	2025
Net income (loss) per common share – basic
Net income (loss) (millions of Canadian dollars)	2,454	539	5,584	2,776
Weighted-average number of common shares outstanding (millions of shares)	478.8	503.8	482.0	507.3
Net income (loss) per common share (dollars)	5.13	1.07	11.59	5.47
Net income (loss) per common share – diluted
Net income (loss) (millions of Canadian dollars)	2,454	539	5,584	2,776
Weighted-average number of common shares outstanding (millions of shares)	478.8	503.8	482.0	507.3
Effect of employee share-based awards (millions of shares)	1.4	1.3	1.3	1.3
Weighted-average number of common shares outstanding, assuming dilution (millions of shares)	480.2	505.1	483.3	508.6
Net income (loss) per common share (dollars)	5.11	1.07	11.55	5.46
Dividends per common share – declared (dollars)	0.87	0.72	2.61	2.16

IMPERIAL OIL LIMITED
Note 10. Other comprehensive income (loss) information

Changes in accumulated other comprehensive income (loss):

millions of Canadian dollars	2026	2025
Balance at January 1	(14)	(214)
Postretirement benefits liability adjustment:
Current period change excluding amounts reclassified from accumulated other comprehensive income	9	12
Amounts reclassified from accumulated other comprehensive income	4	15
Balance at September 30	(1)	(187)

Amounts reclassified out of accumulated other comprehensive income (loss) – before-tax income (expense):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Amortization of postretirement benefits liability adjustment included in net benefit cost (a)	1	(7)	(5)	(20)
(a) This accumulated other comprehensive income component is included in the computation of net benefit cost (note 4).

Income tax expense (credit) for components of other comprehensive income (loss):

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Postretirement benefits liability adjustments:
Postretirement benefits liability adjustment (excluding amortization)	4	—	3	4
Amortization of postretirement benefits liability adjustment included in net benefit cost	—	2	1	5
Total	4	2	4	9

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

	Third Quarter		Nine Months to September 30
millions of Canadian dollars	2026	2025	2026	2025
Balance at beginning of period	268	—	330	—
Additions/adjustments	—	330	(50)	330
Payments made	(18)	—	(30)	—
Balance at end of period	250	330	250	330

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

During the third quarter of 2026, the price of crude oil decreased, the Canadian WTI/WCS spread narrowed slightly, and industry refining margins improved relative to the second quarter of 2026. Global supply disruptions continued to drive volatility in crude oil prices, heavy crude differentials, and industry refining margins.

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
Operating results
Third quarter 2026 vs. third quarter 2025

	Third Quarter
millions of Canadian dollars, unless noted	2026	2025
Net income (loss) (U.S. GAAP)	2,454	539
Net income (loss) per common share, assuming dilution (dollars)	5.11	1.07
Net income (loss) excluding identified items[1]	2,454	1,094

Third quarter 2025 results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations increased by $23.94 per barrel, primarily driven by higher marker prices, partially offset by a weaker WTI/WCS spread and higher diluent costs. Synthetic crude oil realizations increased by $33.71 per barrel, primarily driven by higher marker prices and an improved Synthetic/WTI spread.

Volume – Lower volumes were primarily driven by lower production at Kearl and Syncrude.

Royalty – Higher royalties were primarily driven by higher commodity prices.

Other – Primarily due to higher operating costs of about $210 million driven by higher energy costs and planned turnaround activities, partially offset by other sales of about $70 million, mainly sulphur.

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Marker prices and average realizations

	Third Quarter
Canadian dollars, unless noted	2026	2025
West Texas Intermediate (US$ per barrel)	85.68	64.97
Western Canada Select (US$ per barrel)	71.90	54.62
WTI/WCS Spread (US$ per barrel)	13.78	10.35
Bitumen (per barrel)	92.16	68.22
Synthetic crude oil (per barrel)	124.83	91.12
Average foreign exchange rate (US$)	0.71	0.73
Production

	Third Quarter
thousands of barrels per day	2026	2025
Kearl (Imperial's share)	200	224
Cold Lake	139	150
Syncrude (a)	70	78

Kearl total gross production (thousands of barrels per day)	282	316
(a)In the third quarter of 2026, Syncrude gross production included about 4 thousand barrels per day of bitumen and other products (2025 - 0 thousand barrels per day) that were exported to the operator's facilities.

Lower production at Kearl was driven by the absence of exceptional high-quality ore grade versus the third quarter of 2025 and the impacts of a third-party pipeline outage.

Lower production at Cold Lake was driven by planned turnaround impacts.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Due to favourable product mix effects of about $170 million primarily related to renewable diesel, offset by higher operating expenditures of about $80 million and unplanned downtime of about $50 million.
Refinery utilization and petroleum product sales

	Third Quarter
thousands of barrels per day, unless noted	2026	2025
Refinery throughput	381	425
Refinery capacity utilization (percent)	88	98
Petroleum product sales	474	464

Lower refinery throughput and capacity utilization were primarily due to unplanned downtime, a third-party pipeline outage, and planned turnaround impacts.

Higher petroleum product sales were primarily due to higher export sales.

IMPERIAL OIL LIMITED
Chemical
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved industry polyethylene margins.
Corporate and other

	Third Quarter
millions of Canadian dollars	2026	2025
Net income (loss) (U.S. GAAP)	(94)	(654)

Third quarter 2025 results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Liquidity and capital resources

	Third Quarter
millions of Canadian dollars	2026	2025
Cash flows from (used in):
Operating activities	3,228	1,798
Investing activities	(662)	(482)
Financing activities	(2,512)	(1,841)
Increase (decrease) in cash and cash equivalents	54	(525)

Cash and cash equivalents at period end	2,893	1,861

Cash flows from operating activities primarily reflect higher earnings.

Cash flows used in investing activities primarily reflect higher additions to property, plant, and equipment.

Cash flows used in financing activities primarily reflect:

	Third Quarter
millions of Canadian dollars, unless noted	2026	2025
Dividends paid	420	366
Per share dividend paid (dollars)	0.87	0.72
Share repurchases (a)	2,086	1,469
Number of shares purchased (millions) (a)	11.6	12.2
(a)Share repurchases were made under the company’s normal course issuer bid program, and include shares purchased from ExxonMobil.

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Nine months 2026 vs. nine months 2025

	Nine Months
millions of Canadian dollars, unless noted	2026	2025
Net income (loss) (U.S. GAAP)	5,584	2,776
Net income (loss) per common share, assuming dilution (dollars)	11.55	5.46
Net income (loss) excluding identified items[1]	5,584	3,331

Prior year results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge.
Upstream
Net income (loss) factor analysis
millions of Canadian dollars

Price – Average bitumen realizations increased by $15.71 per barrel, primarily driven by higher marker prices, partially offset by a weaker WTI/WCS spread and higher diluent costs. Synthetic crude oil realizations increased by $28.38 per barrel, primarily driven by higher marker prices and an improved Synthetic/WTI spread.

Volume – Lower volumes were primarily driven by lower production at Kearl and Syncrude.

Royalty – Higher royalties were primarily driven by higher commodity prices.

Other – Primarily due to higher operating costs of about $300 million driven by higher energy costs and planned turnaround activities, and unfavourable foreign exchange impacts of about $70 million, partially offset by other sales of about $120 million, mainly sulphur.
Marker prices and average realizations

	Nine Months
Canadian dollars, unless noted	2026	2025
West Texas Intermediate (US$ per barrel)	83.76	66.65
Western Canada Select (US$ per barrel)	69.43	55.70
WTI/WCS Spread (US$ per barrel)	14.33	10.95
Bitumen (per barrel)	85.39	69.68
Synthetic crude oil (per barrel)	120.82	92.44
Average foreign exchange rate (US$)	0.72	0.71

¹ non-GAAP financial measure - see non-GAAP financial measures and other specified financial measures for definition and reconciliation

IMPERIAL OIL LIMITED
Production

	Nine Months
thousands of barrels per day	2026	2025
Kearl (Imperial's share)	189	200
Cold Lake	148	150
Syncrude (a)	72	76

Kearl total gross production (thousands of barrels per day)	266	282
(a)In 2026, Syncrude gross production included about 4 thousand barrels per day of bitumen and other products (2025 - 2 thousand barrels per day) that were exported to the operator's facilities.

Lower production at Kearl was driven by the absence of exceptional high-quality ore grade versus 2025.
Downstream
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved market conditions.

Other – Due to favourable product mix effects of about $400 million primarily related to renewable diesel and favourable foreign exchange impacts of about $70 million, partially offset by turnaround impacts of about $240 million and higher operating expenditures of about $130 million.
Refinery utilization and petroleum product sales

	Nine Months
thousands of barrels per day, unless noted	2026	2025
Refinery throughput	365	400
Refinery capacity utilization (percent)	84	92
Petroleum product sales	454	466

Lower refinery throughput and capacity utilization were primarily due to planned turnaround impacts and unplanned downtime.
Lower petroleum product sales were aligned with lower throughput related to planned turnaround work.

IMPERIAL OIL LIMITED
Chemical
Net income (loss) factor analysis
millions of Canadian dollars

Margins – Higher margins primarily reflect improved industry polyethylene margins.
Corporate and other

	Nine Months
millions of Canadian dollars	2026	2025
Net income (loss) (U.S. GAAP)	(220)	(770)

Prior year results include identified items1 of a $306 million after-tax ($406 million before-tax) non-cash impairment charge and a $249 million after-tax ($330 million before-tax) restructuring charge, partially offset by higher incentive compensation as a result of the higher share price in the current year.
Liquidity and capital resources

	Nine Months
millions of Canadian dollars	2026	2025
Cash flows from (used in):
Operating activities	6,688	4,790
Investing activities	(1,582)	(1,331)
Financing activities	(3,355)	(2,577)
Increase (decrease) in cash and cash equivalents	1,751	882

Cash flows from operating activities primarily reflect higher earnings.

Cash flows used in investing activities primarily reflect higher additions to property, plant, and equipment.

Cash flows used in financing activities primarily reflect:

	Nine Months
millions of Canadian dollars, unless noted	2026	2025
Dividends paid	1,191	1,040
Per share dividend paid (dollars)	2.46	2.04
Share repurchases (a)	2,086	1,469
Number of shares purchased (millions) (a)	11.6	12.2
(a)Share repurchases were made under the company’s normal course issuer bid program, and include shares purchased from ExxonMobil.

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

Reconciliation of net income (loss) excluding identified items

	Third Quarter		Nine Months
millions of Canadian dollars	2026	2025	2026	2025
From Imperial's Consolidated statement of income
Net income (loss) (U.S. GAAP)	2,454	539	5,584	2,776

Less identified items included in Net income (loss)
Impairments	—	(306)	—	(306)
Restructuring charges	—	(249)	—	(249)
Subtotal of identified items	—	(555)	—	(555)

Net income (loss) excluding identified items	2,454	1,094	5,584	3,331

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

IMPERIAL OIL LIMITED
Item 3. Quantitative and qualitative disclosures about market risk
Information about market risks for the nine months ended September 30, 2026, does not differ materially from that discussed on page 35 of the company’s annual report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and procedures
As indicated in the certifications in Exhibit 31 of this report, the company’s principal executive officer and principal financial officer have evaluated the company’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, these officers have concluded that the company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has not been any change in the company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

IMPERIAL OIL LIMITED
PART II. OTHER INFORMATION
Item 1. Legal proceedings
Imperial has elected to use a $1 million (U.S. dollars) threshold for disclosing environmental proceedings.
Item 2. Unregistered sales of equity securities and use of proceeds
Issuer purchases of equity securities

	Total number of shares purchased	Average price paid per share (Canadian dollars) (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2026
(July 1 - July 31)	2,014,994	174.03	2,014,994	22,164,641
August 2026
(August 1 - August 31)	4,666,304	183.09	4,666,304	17,498,337
September 2026
(September 1 - September 30)	4,899,620	179.85	4,899,620	12,598,717
(a)Excludes 2 percent tax on repurchases of equity.

(b)On June 23, 2026, the company announced by news release that it had received final approval from the Toronto Stock Exchange for a new normal course issuer bid and will continue its existing share purchase program. The program enables the company to purchase up to a maximum of 24,179,635 common shares during the period June 29, 2026 to June 28, 2027. This maximum includes shares purchased under the normal course issuer bid from ExxonMobil Holdings Corporation. As in the past, ExxonMobil Holdings Corporation has advised the company that it intends to participate to maintain its ownership percentage at approximately 69.6 percent. The program will end should the company purchase the maximum allowable number of shares or otherwise on June 28, 2027. Imperial plans to continue its acceleration of its share purchases under the normal course issuer bid program, and anticipates repurchasing all remaining allowable shares prior to year end. Purchase plans may be modified at any time without prior notice.

The company will continue to evaluate its share purchase program in the context of its overall capital activities.
Purchase plans may be modified at any time without prior notice.

Item 5. Other information

During the three months ended September 30, 2026, none of the company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.

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

Imperial Oil Limited
(Registrant)

Date:	November 2, 2026	/s/ Daniel E. Lyons
(Signature)
Daniel E. Lyons
Senior vice-president, finance and administration, and controller

(Principal accounting officer)

Date:	November 2, 2026	/s/ Cathryn Walker
(Signature)
Cathryn Walker
Assistant corporate secretary